Form 10-Q
period 1995-12-24
PIZZA INN INC /MO/
filed 1996-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549


                           FORM 10-Q

  (Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 24, 1995.

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

                Commission File Number   0-12919

                        PIZZA INN, INC.
           (Exact name of registrant in its charter)


  Missouri                                 47-0654575
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification No.)


                       5050 Quorum Drive
                           Suite 500
                      Dallas, Texas  75240
            (Address of principal executive offices,
                      including zip code)


                         (214) 701-9955
                (Registrant's telephone number,
                      including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  x    No

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
  Yes x     No

        At December 24, 1995, an aggregate of 13,221,876 shares of the registrant's Common Stock, par value of $.01 each (being the registrant's only class of common stock), were outstanding.



                        PIZZA INN, INC.

                             Index


  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements                                        Page

          Condensed Consolidated Statements of Operations
          for the three months and six months ended
          December 24, 1995 and December 25, 1994. . . . . . . . . . .     3

          Condensed Consolidated Balance Sheets at
          December 24, 1995 and June 25, 1995  . . . . . . . . . . . .     4

          Condensed Consolidated Statements of Cash Flows
          for the six months ended December 24, 1995 and
          December 25, 1994. . . . . . . . . . . . . . . . . . . . . .     5

          Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . .     6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . .     7


  PART II.   OTHER INFORMATION

  Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . .      10

  Item 4. Submission of Matters to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . . . .      10

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      10


          Signatures . . . . . . . . . . . . . . . . . . . . . . . .      11




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)


                           Three Months Ended            Six Months Ended
                         December 24, December 25,   December 24, December 25,
                            1995        1994             1995        1994

REVENUES:
 Food and supply
  sales                $  14,207   $  12,722        $ 27,782   $   25,644
 Franchise revenue         1,839       1,675           3,622        3,423
    Restaurant sales         753         739           1,478        1,608
    Other                     95          33             164           77
                          16,894      15,169          33,046       30,752

COSTS AND EXPENSES:
   Cost of sales          13,202      12,011          25,873       24,331
   Franchise expenses        685         598           1,386        1,336
   General and
   administrative
   expenses                1,312       1,169           2,625        2,519
   Non-recurring gain         -         (531)             -          (531)
   Interest                  218         350             483          707
                          15,417      13,597          30,367       28,362
INCOME BEFORE INCOME
  TAXES                    1,477       1,572           2,679        2,390
   Provision for
   income taxes              502         535             911          813
NET INCOME             $     975   $   1,037       $   1,768    $   1,577

NET INCOME PER
   COMMON SHARE        $    0.07   $    0.07       $    0.13    $    0.11


See accompanying Notes to Condensed Consolidated Financial Statements


PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                      December 24,        June 25,
                                        1995                1995
ASSETS                                (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents          $       795         $      1,672
  Restricted cash and
  short-term investments
 (including $230 pledged as
  collateral for certain
  letters of credit)                         356                  353
  Notes and accounts receivable,
  less allowance for doubtful
  accounts of $1,087 and $1,119,
  respectively                             5,754                5,109
  Inventories                              1,970                1,590
  Prepaid expenses and other                 509                  590
  Net assets held for sale                   139                  243

      Total current assets                 9,523                9,557

PROPERTY, PLANT AND EQUIPMENT,
 net                                       1,878                1,722

PROPERTY UNDER CAPITAL LEASES,
 net                                         691                  747

DEFERRED TAXES, net                       11,724               12,582

OTHER ASSETS
  Long-term notes and accounts
   receivable, less allowance
   for doubtful accounts of                  490                  690
   $144 and $199 respectively
    Deposits and other                       506                  505

                                     $     24,812           $   25,803

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of
  long-term debt                      $     2,000            $    1,995
  Current portion of
  capital lease obligations                    64                    71
  Accounts payable - trade                  1,718                 1,184
  Accrued expenses                          3,444                 2,808

   Total current liabilities                7,226                 6,058

LONG-TERM LIABILITIES
  Long-term debt                            7,910                10,393
  Long-term capital lease
  obligations                                 617                   646
  Other long-term liabilities               1,195                 1,304

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value;
   authorized 26,000,000 shares;
   outstanding 13,221,876 and
   13,526,970 shares, respectively
   (after deducting shares in
    treasury: December 24 - 896,992;
    June 25 - 418,898)                       132                    135
  Additional paid-in capital               3,531                  3,974
  Retained earnings                        4,201                  3,293

    Total shareholders' equity             7,864                  7,402

                                     $    24,812             $   25,803

See accompanying Notes to Condensed Consolidated Financial
Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)


                                                Six Months Ended
                                         December 24,        December 25,
                                            1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                          $     1,768     $     1,577
     Add non-cash items                       1,151             479
     Changes in assets and liabilities:
      Accounts and notes receivable            (445)            (99)
      Inventories                              (380)           (388)
      Accounts payable - trade                  534              73
      Accrued expenses                         (100)           (268)
      Deferred income                           603            (622)
      Other - net                               107            (184)
      Cash provided by operating
        activities                            3,238             568

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and
       equipment                               (378)            (670)
     Proceeds from sales of assets               83               83
      Cash used for investing activites        (295)            (587)


CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt and
       capital lease obligations             (2,514)            (890)
     Proceeds from exercise of stock
       options                                  213              146
     Purchases of treasury stock             (1,519)              -
      Cash used for financing
        activities                           (3,820)            (744)


Net decrease in cash and cash
   equivalents                                 (877)            (763)
Cash and cash equivalents, beginning
   of period                                  1,672            2,924
Cash and cash equivalents, end of
   period                               $       795      $     2,161



SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
CASH PAYMENTS FOR:
     Interest                          $       504    $       732
     Income taxes                               25             40

NONCASH FINANCING AND INVESTING
  ACTIVITIES:
     Notes received upon sale
      of area development
        territories                             -             511

See accompanying Notes to Condensed Consolidated Financial Statements



                        PIZZA INN, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


  (1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K/A for the fiscal year ended June 25, 1995.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to current year presentation.

  (2) For the three and six months ended December 24, 1995, common stock equivalents were 894,996 and 755,276, respectively, and the total weighted average number of shares considered to be outstanding were 14,199,864 and 14,129,490, respectively. For the three and six months ended December 25, 1994, common stock equivalents were 395,335 and 420,510, respectively, and the total weighted average number of shares considered to be outstanding were 14,333,122 and 14,345,946, respectively.

  (3) On June 30, 1995, the Company purchased 262,094 shares of its own common stock from a former lender for a cash price of $596,285. In addition, during the six months ended December 24, 1995, the Company purchased 216,000 of its own shares in the open market. The total purchase price for these shares was $922,312. These reacquired shares are held as treasury stock and will be retired at the earliest opportunity.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                         Results of Operations

Quarter and six months ended December 24, 1995 compared to the quarter and six months ended December 25, 1994.

  Net income for the second quarter of the current fiscal year was $975,000 or $.07 per share compared to $1,037,000 or $.07 per share for the same quarter last year. However, last year's second quarter included a non-recurring gain of $350,000 or $.02 per share net of tax, related to the resolution of certain property and sales tax liabilities. Excluding this gain from last year, net income rose 42% for the current quarter and earnings per share increased to $.07 from $.05. For the six months ended December 24, 1995, net income increased 12%. Excluding the non-recurring gain, net income increased 44% and earnings per share rose to $.13 from $.09 for the six month period.

  Food and supply sales from the Company's distribution division increased 12% for the quarter and 8% for the six month period, compared to the same periods last year. This resulted from growth in retail sales, combined with increased market share on sales of non-proprietary food ingredients and equipment.

  Franchise revenue, which includes income from royalties, franchise fees and area development sales, increased 10% for the quarter and 6% for the six month period. This was primarily due to increased royalties as a result of systemwide sales growth and store expansion, as well as additional revenue from area development sales in the current year. Area development sales for the current year include revenue from the sale of area development rights for sections of North Carolina and South Carolina.

  Other revenue consists primarily of interest income and non-recurring revenue items. The current quarter includes a favorable lawsuit settlement, which resulted in an increase in other revenue for both current year periods.

  Cost of sales increased 10% and 6% for the quarter and six month periods, respectively, as a result of the growth in food and supply sales to the Company's franchisees. As a percentage of food and supply sales, the distribution component of cost of sales is lower during both current year periods as a result of cost efficiencies achieved through fleet modernization and increased labor productivity, as well as improved buying power through volume purchasing.

  Franchise expenses increased 15% and 4% for the quarter and six month periods due to investments in additional franchisee training and support personnel.

  General and administrative expenses increased 12% and 4% for the quarter and six months, respectively. This is primarily due to the implementation of a new computer system, which resulted in additional insurance, programming and support costs.

  During the second quarter of the prior year, certain sales and property tx liabilities were settled for amounts lower than previously estimated. A non-recurring gain of $531,000 reflects the adjustment of the excess tax accrual. The after-tax effect of this adjustment on prior year net income was an increase of $350,000 or $.02 per share.

  Interest expense decreased 38% and 32% for the quarter and six months, respectively, due to lower debt levels and lower interest rates.


                    Liquidity and Capital Resources

  Cash provided by operations totalled $3.2 million for the first six months of fiscal 1996.  This consisted primarily of net income, plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually
paid.   The Company used cash to reduce bank debt by making scheduled principal payments of $1.1 million and voluntary prepayments of $1.4 million during the first half of the year. Cash was also used to purchase shares of the Company's own common stock. On June 30, 1995, the Company purchased 262,094 shares from a former lender for a cash price of $596,285. Also during the first six months of fiscal 1996, the Company purchased
216,000 of its shares on the open market for a total price of $922,312. Management believes that the recent market price of its common stock makes it an attractive investment for the Company, and to the extent that these prices prevail, the Company plans to continue purchasing its own shares while repaying debt.

  During the first quarter of fiscal 1996, the Company signed an agreement for the sale of an area development territory covering portions of North and South Carolina to an existing area developer for a cash price of $1,350,000. This area development agreement, along with other agreements signed during the last four years, contain development commitments for significant unit growth over the next five years. Related growth in royalties and distribution sales are expected to provide adequate working capital. The occurrence of any additional area development sales during the year, which cannot be predicted with any certainty, may also provide significant infusions of cash.
External sources of cash are not expected to be required in the foreseeable future.

  The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income to fully realize the net deferred tax asset balance of $11.7 million as of December 24, 1995. Taxable income in future years at the same level as fiscal 1995 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

  Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of goodwill amortization deducted for financial reporting purposes but not for income tax purposes.

  The following summarizes, as of December 24, 1995, the amounts of net operating loss carryforwards for income tax purposes that expire by year:

     Net Operating Loss
      Carryforwards
     (In Thousands)             Expires in Year
        $ 5,392                      2004
         24,600                      2005
        $29,992

PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

  On December 18, 1995, the court issued an order dismissing all claims as to the Company and the remaining defendants, and closing the civil action (previously reported) which was filed by the Company and its Norco Division against George Wragg and other named defendants.


Item 4.  Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Shareholders on January 24, 1996, the
Company's shareholders elected all three nominees to the Board of Directors. The results of the voting were as follows:

  Nominee               Votes For         Votes Withheld

  C. Jeffrey Rogers     10,308,320           96,502
  F. Jay Taylor         10,308,425           96,397
  Steve A. Ungerman     10,308,375           96,447


Item 6.  Exhibits and Reports on Form 8-K

     (a)  10.10    Second Amendment to Loan Agreement among the
                   Company, First Interstate Bank of Texas, N.A., and
                   First Interstate Bank of Texas, N.A. as agent, dated
                   November 30, 1995, and the forms of the Amended and Restated Term Note and the Amended and Restated
                   Revolving Credit Note thereunder.

     (b) No reports on Form 8-K were filed in the quarter for which this report is filed.


                              SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           PIZZA INN, INC.
                           Registrant




                           By:  /s/  Ronald W. Parker
                                Ronald W. Parker
                                Executive Vice President and
                                Principal Financial Officer




                           By:  /s/  Amy E. Manning
                                Amy E. Manning
                                Controller and
                                Principal Accounting Officer



Dated:    February 6, 1996

         EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                 PAGE NO.

10.10             Second Amendment to Loan Agreement among the
                  Company, First Interstate Bank of Texas, N.A.,
                  and First Interstate Bank of Texas, N.A. as
                  Agent, dated November 30, 1995, and the forms
                  of the Amended and Restated Term Note and the
                  Amended and Restated Revolving Credit Note
                  thereunder.                                       13