Form 10-Q
period 1996-03-24
PIZZA INN INC /MO/
filed 1996-05-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549
                             FORM 10-Q
(Mark One)


x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 24, 1996.

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x    No

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      Yes x     No

    At March 24, 1996, an aggregate of 13,020,401 shares of the registrant's Common Stock, par value of $.01 each (being the registrant's only class of common stock), were outstanding.



                           PIZZA INN, INC.
                               Index

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                              Page

         Condensed Consolidated Statements of Operations
         for the three months and nine months ended
         March 24, 1996 and March 26, 1995......................3

         Condensed Consolidated Balance Sheets at
         March 24, 1996 and June 25, 1995.......................4

         Condensed Consolidated Statements of
         Cash Flows for the nine months ended
         March 24, 1996 and March 26, 1995......................5

         Notes to Condensed Consolidated Financial
         Statements.............................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........7

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................10

         Signatures............................................11








PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements



PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)


                        Three Months Ended         Nine Months Ended
                       March 24,  March 26,        March 24,  March 26,
                         1996      1995             1996        1995
                        -------- --------         --------    --------
REVENUES:
  Food and supply
    sales               $13,964    $12,523         $41,746     $38,167
  Franchise revenue       1,836      1,903           5,458       5,326
  Restaurant sales          684        768           2,162       2,376
  Other                      73         49             237         126
                       --------   --------        --------     -------
                         16,557     15,243          49,603      45,995
COSTS AND EXPENSES:
  Cost of sales          12,860     11,896          38,733      36,227
  Franchise expenses        781        727           2,167       2,063
  General and admin-
    istrative expenses    1,328      1,216           3,953       3,735
  Non-recurring gain          -          -               -        (531)
  Interest                  194        309             677       1,016
                       --------   --------        --------    --------
                         15,163     14,148          45,530      42,510
INCOME BEFORE INCOME
  TAXES                   1,394      1,095           4,073       3,485
  Provision for income
    taxes                   474        372           1,385       1,185
                       --------   --------        --------    --------
NET INCOME             $    920   $    723         $ 2,688    $ $2,300
                       ========   ========        ========    ========

NET INCOME PER COMMON
  SHARE                $   0.07   $   0.05         $   0.19   $   0.16
                       ========   ========         ========   ========


See accompanying Notes to Condensed Consolidated Financial Statements






PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
                               March 24,             June 25,
                                 1996                  1995
                              (Unaudited)
                                --------              --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents     $    326              $  1,672
  Restricted cash and short-term
    investments (including $230
    pledged as collateral for
    certain letters of credit)       345                   353
  Notes and accounts receivable,
    less allowance for doubtful
    accounts of $1,170 and $1,119,
    respectively                   5,963                 5,109
  Inventories                      1,845                 1,590
  Prepaid expenses and other         587                   590
  Net assets held for sale           131                   243
                                --------              --------

    Total current assets           9,197                 9,557

PROPERTY, PLANT AND EQUIPMENT,
  net                              1,930                 1,722
PROPERTY UNDER CAPITAL LEASES,
  net                                663                   747

DEFERRED TAXES, net               11,279                12,582

OTHER ASSETS
  Long-term notes and accounts
    receivable, less allowance for
    doubtful accounts of $61
    and $199, respectively           129                   690
  Deposits and other                 495                   505
                                --------              --------
                                $ 23,693              $ 25,803
                                ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of
    long-term debt              $  2,000              $  1,995
  Current portion of
    capital lease obligations         66                    71
  Accounts payable - trade         1,648                 1,184
  Accrued expenses                 3,431                 2,808
                                --------              --------
    Total current liabilities      7,145                 6,058

LONG-TERM LIABILITIES
  Long-term debt                   7,410                10,393
  Long-term capital lease
    obligations                      589                   646
  Other long-term liabilities        783                 1,304

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value;
    authorized 26,000,000 shares;
    outstanding 13,020,401 and
    13,526,970 shares,respectively
    (after deducting shares in
    treasury: March 24 - 1,156,967;
    June 25 - 418,898)               130                   135
  Additional paid-in capital       3,598                 3,974
  Retained earnings                4,038                 3,293
                                --------              --------
    Total shareholders' equity     7,766                 7,402
                                --------              --------
                                $ 23,693              $ 25,803
                                ========              ========



See accompanying Notes to Condensed Consolidated Financial Statements


PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
                                      Nine Months Ended
                                 March 24,           March 26,
                                   1996                 1995
                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                     $  2,688          $    2,300
  Add non-cash items                1,742                 943
  Changes in assets and liabilities:
    Accounts and notes receivable    (293)               (393)
    Inventories                      (255)                105
    Accounts payable - trade          464                 121
    Deferred income                   204                (829)
    Other accrued expenses           (114)               (339)
    Other - net                        26                (286)
                                 --------            --------
    Cash provided by
      operating activities       $  4,462             $ 1,622

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                        (534)               (829)
  Proceeds from sales of assets        91                 129
                                 --------            --------
  Cash used for investing
    activities                       (443)               (700)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and
    capital lease obligations      (3,041)             (1,265)
  Proceeds from exercise of stock
    options                           350                 179
  Purchases of treasury stock      (2,674)                (66)
                                 --------            --------
  Cash used for financing
     activities                    (5,365)             (1,152)


Net decrease in cash and cash
  equivalents                      (1,346)               (230)
Cash and cash equivalents,
  beginning of period               1,672               2,924
                                 --------            --------
Cash and cash equivalents, end
  of period                      $    326            $  2,694
                                 ========            ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
  Interest                       $    660            $  1,028
  Income taxes                         80                  40

NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Notes received upon sale of area
    development territories             -                 511

See accompanying Notes to Condensed Consolidated Financial Statements



                        PIZZA INN, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial state-ments should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K/A for the fiscal year ended June 25, 1995.


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

(2) For the three and nine months ended March 24, 1996, common stock equivalents were 901,492 and 778,681, respectively, and the total weighted average number of shares considered to be outstanding were 14,054,717 and 14,079,232, respectively. For the three and nine months ended
       March 26, 1995, common stock equivalents were 325,182 and 405,619, respectively, and the total weighted average num-ber of shares considered to be outstanding were 14,267,081 and 14,339,616, respectively.

(3) On June 30, 1995, the Company purchased 262,094 shares of its own common stock from a former lender for a cash price price $596,285. In addition, during the nine months ended March 24, 1996, the Company purchased 475,400 of its own shares in the open market. The total purchase price for these shares was $2,077,493. These reacquired shares are held as treasury stock and will be retired at the earliest opportunity.


Item 2.    Management's  Discussion and Analysis  of Financial
Condition and Results of Operations

                            Results of Operations
Quarter and nine months ended March 24, 1996 compared to the quarter and nine months ended March 26, 1995.

    Net income for the third quarter of the current fiscal year increased 27% to $920,000 or $.07 per share, from $723,000 or $0.05 per share for the same quarter last year. For the nine month period, net income rose 17% to $2,688,000 or $0.19 per share from $2,300,000 or $0.16 per share last year. The prior year nine months included a non-recurring gain of $350,000 net of tax from the resolution of certain property and sales tax liabilities. Excluding the effect of this gain, net income for the nine month period was up 38% and earnings per share grew 36% to $0.19 from $0.14.

    Food and supply sales from the Company's distribution division increased 12% for the quarter and 9% for the nine month period, compared to the same periods last year. This was partially the result of higher domestic chainwide sales, which were up 2% for the quarter and 3% for the nine month period. Increased market share on sales of non-proprietary food ingredients and equipment, as well as increases in the market price of certain commodities, also contributed to higher food and supply sales.

    Franchise revenue, which includes income from royalties, franchise fees and area development sales, decreased 4% for the quarter and increased 2% for the nine month period. Royalties during the quarter were down 12%, primarily as a result of a one-time adjustment in the previous year to recognize actual international royalties in excess of amounts previously accrued. For the nine month period, royalties were up slightly in the current year, due to higher domestic chainwide sales and international store openings at higher effective royalty rates than existing units. It should also be noted that during the current quarter, all 39 Pizza Inn units in Korea were closed. The Company had previously terminated the license and filed suit against the Korean Master Licensee to enforce compliance with certain contractual obligations and to collect past due receivables. The Korean units paid less than $150,000 per year in royalties. Franchise fees were down for the quarter and nine month periods compared to the prior year, due to the timing of store openings and the number of stores opening within area development territories. Increased current year openings of Express units, which have a lower initial fee, also contributed to the decrease in franchise fees.
Area development sales increased for both current year periods, and include revenue from the sale of area development rights for sections of North Carolina and South Carolina.

    Other revenue consists primarily of interest income and non-recurring revenue items. Revenue from the sale of lease rights on a non-operating property during the current quarter and revenue from a favorable lawsuit settlement during an earlier quarter of the current year resulted in the increase in other revenue for both current year periods.

    Cost of sales increased 8% and 7% for the quarter and nine month periods, respectively, as a result of the growth in food and supply sales to the Company's franchisees. As a percentage of food and supply sales, cost of sales is slightly lower during both current year periods as a result of cost efficiencies achieved through fleet modernization and routing efficiencies, increased labor productivity, and improved buying power through volume purchasing.

    Franchise expenses increased 7% and 5% for the quarter and nine month periods due to additional expenditures for franchisee training and support personnel.

    General  and  administrative expenses increased  9%  and  6%
for the quarter and nine months, respectively. This was due primarily to the implementation of a new computer system, which resulted in additional expenses related to programming and support.

    During the prior year nine month period, upon settlement of certain sales and property tax liabilities for amounts lower than previously estimated, the Company recorded a non-recurring gain of
$531,000.   The after-tax  effect of  this adjustment on prior  year
net income  was  an increase of $350,000 or $.02 per share.

    Interest expense decreased 37% and 33% for the quarter and nine months, respectively, due to lower debt levels and lower interest rates.


                   Liquidity and Capital Resources

     Cash provided by operations totalled $4.5 million for the first nine months of fiscal 1996, and consisted primarily of net income, plus the benefit of the Company's net operating loss carryforwards which significantly reduced the amount of federal income tax actually paid. The Company used cash of $534,000 during the first nine months of this year for capital expenditures  to upgrade the distribution division warehouse and fleet, and to purchase new equipment for the company-operated training stores. The Company also used cash to reduce bank debt by making scheduled principal payments of $1.6 million and voluntary prepayments of $1.4 million during the first nine months of the year. Cash was also used to purchase shares of the Company's own common stock. On June 30, 1995, the Company purchased 262,094 shares from a former lender for a cash price
of $596,285.   During the first nine months of fiscal 1996, the
Company also purchased 475,400 of its shares on the open market for a total price of $2,077,493. Management believes that the recent market price of its common stock makes it an attractive investment for the Company, and to the extent that these prices prevail, the Company plans to continue purchasing its own shares while repaying debt.

    During  the  first  quarter  of fiscal 1996,  the  Company  signed an agreement for the sale of an area development territory covering portions of North Carolina and South Carolina to an existing area
developer for a cash price of $1,350,000.   This  area  development agree-
ment, along with other agreements signed during the last four years, contain development commitments for significant unit growth over the next five years. Related growth in royalties and distribution sales are expected to provide adequate working capital for future needs. The occurrence of any additional area development sales during the year, which cannot be predicted with any certainty, may also provide significant infusions of cash. External sources of cash are not expected to be required in the foreseeable future.

    The Company continues to realize substantial benefit from utilization of its net operating loss carryforwards to reduce its federal tax liability from the 34% reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income to fully realize the net deferred tax asset balance of $11.3 million as of March 24, 1996. Taxable income in future years at the same level as fiscal 1995 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

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

    The following summarizes, as of March 24, 1996, the annual amounts of net operating loss carryforwards for income tax purposes that expire by year:

     Net Operating Loss
        Carryforwards
        (In Thousands)            Expires in Year
     ----------------             --------------
       $  3,700                        2004
         24,600                        2005
        -------
       $ 28,300
        =======



PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

    There are no exhibits filed with this report. No reports on Form 8-K were filed in the quarter for which this report is filed.



                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIZZA INN, INC.
                                   Registrant




                                   By:  /s/C. Jeffrey Rogers
                                        C. Jeffrey Rogers
                                        President and
                                        Principal Executive Officer


                                  By:  /s/Amy E. Manning
                                       Amy E. Manning
                                       Controller and
                                       Principal Accounting Officer






Dated:    May 7, 1996