Form 10-K
period 1996-06-30
PIZZA INN INC /MO/
filed 1996-09-27
CIK 718332

SECURITIES  AND  EXCHANGE COMMISSION
                                   WASHINGTON,  D.C.  20549


                                         FORM 10-K
(Mark  One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996. Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from      to      .

                              COMMISSION  FILE NUMBER  0-12919

                                 PIZZA INN, INC.
               (Exact  name of registrant as specified in its charter)

                    MISSOURI                                47-0654575
                    (State or jurisdiction of         (I.R.S.  Employer
                    incorporation or organization)    Identification  No.)

                    5050  QUORUM  DRIVE
                    SUITE  500
                    DALLAS, TEXAS                                75240
                   (Address  of  principal executive offices)   (Zip  Code)

      Registrant's telephone number, including area code: (972) 701-9955 Securities Registered Pursuant to Section 12(b) of the Act: NONE
       Securities  Registered Pursuant  to  Section  12(g)  of  the  Act:
                       COMMON STOCK,  PAR  VALUE  $.01  EACH
                                     (Title  of  Class)

           At September 6, 1996, there were 12,918,801 shares of the registrant's Common Stock outstanding, and the aggregate market value of registrant's Common Stock held by non-affiliates was $39,911,998, based upon the average of the bid and ask prices.

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.  Yes  x    No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-K   x

                 APPLICABLE  ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS  DURING  THE PRECEDING FIVE  YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under  a  plan  confirmed  by  a  court.   Yes  x  No

                         DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 1996, have been incorporated by reference in Part III of this report.


                                    PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" .

     On September 6, 1996, the Pizza Inn system consisted of 470 units, including five Company operated units (which are used for product testing and franchisee training, in addition to serving customers) and 465 franchised units. The domestic units are comprised of 332 full service units, 30 delivery/carry-out units and 47 Express units. The international units are comprised of 38 full service units, 9 delivery/carry-out units and 14 Express units. Pizza Inn units are currently located in 19 states and 18 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas accounting for approximately 32% of the total. Norco Manufacturing and Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full-Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (The Original Thin Crust, San Francisco Crust and New York Pan), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full-Service units are between 3,000 and 4,400 square feet in size and seat 110 to 180 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line arrangements, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Full-Service units, except for buffet and dine-in service. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

     A third version, Pizza Inn Express units ("Express"), are typically located in a convenience store, college campus, airport terminal or other commercial facility. They have limited or no seating and offer quick carry-out service of a limited menu of pizza and other foods and beverages. An Express unit typically occupies approximately 200 to 400 square feet and is operated by the same person who owns the commercial facility or who is licensed at one or more locations within the facility.

FRANCHISING

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, so that present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions which: (i) provide an initial franchise term of 20 years and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and
(iv) prohibit the development of one unit within a specified distance from another.

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full-Service unit, $7,500 for a Delco and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full- Service unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full-Service or Delco and 5% of gross sales for an Express unit and (v) required advertising expenditures of at least 4% of gross sales for a Full-Service unit, 5% for a Delco and 2% for an Express unit.

     The Company has adopted a franchising strategy which has three major components: continued development within existing Pizza Inn market areas, development of new domestic territories, and continued growth in the international arena. As a cornerstone of this approach, the Company offers, to certain experienced restaurant operators, area developer rights in both new and existing domestic markets. An area developer pays a negotiated fee to purchase the right to operate or develop, along with the Company, Pizza Inn restaurants within a defined territory, typically for a term of 20 years plus renewal options for 10 years. The area developer agrees to a new store development schedule and assists the Company in local franchise service and quality control. In return, half of the franchise fees and royalties earned on all units within the territory are retained by the area developer during the term of the agreement. Similarly, the Company offers master franchise rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties.

FOOD  AND  SUPPLY  DISTRIBUTION

     The Company's Norco division offers substantially all of the food and paper products, equipment and other supplies necessary to operate a Pizza Inn restaurant. Franchisees are required to purchase from Norco certain food products which are proprietary to the Pizza Inn system. The vast majority of franchisees also purchase other supplies from Norco.

     Norco operates its central distribution facility six days per week, and it delivers to all domestic units on a weekly basis, utilizing a fleet of refrigerated tractor-trailer units operated by Company drivers and independent owner-operators. Norco also ships products and equipment to international franchisees. The food, equipment, and other supplies distributed by Norco are generally available from several sources, and the Company is not dependent upon any one supplier or limited group of suppliers. The Company contracts with established food processors for the production of its proprietary products. The Company does not anticipate any difficulty in obtaining supplies in the foreseeable future.

ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation which creates and produces print advertisements, television and radio commercials, and promotional materials for use by its members. Each operator of a Full-Service or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full-Service and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 6, 1996, the Company and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales to the Company to help fund Express unit marketing materials and similar expenditures.

     Groups of franchisees in many of the Pizza Inn system's market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by the Company under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local advertising and promotions using materials developed by PIAP and the Company.

     The Company and its franchisees conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives.

TRADEMARKS  AND  QUALITY  CONTROL

     The Company owns various trademarks, including the name "Pizza Inn", which are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to continued use. In addition, the Company has obtained trademark registrations in several foreign countries and has applied for registration in others. The Company believes that it holds the necessary rights for protection of the trademarks essential to its business.

     The Company requires all units to satisfy certain quality standards governing the products and services offered through use of the Company's trademarks. The Company has a staff of field representatives, whose responsibilities include periodic visits to provide advice in operational and marketing activities and to evaluate compliance with the Company's quality standards.

TRAINING

     The Company offers training programs for the benefit of franchisees and their restaurant managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, local store marketing, personnel management, and other aspects of restaurant operation. The training programs include group classes, supervised work in Company operated units, and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video tapes and printed materials produced by the Company.

WORKING  CAPITAL  PRACTICES

     The Company's Norco division maintains a sufficient inventory of food and other consumable supplies which it distributes to Pizza Inn units on a weekly basis, plus certain other items ordered on an irregular basis. The Company's accounts receivable consist primarily of receivables from food and supply sales, accrued franchise royalties, and deferred franchise fees.

GOVERNMENT  REGULATION

     The Company is subject to registration and disclosure requirements and other restrictions under federal and state franchise laws. The Company's Norco division is subject to various federal and state regulations, including those regarding transportation of goods, food labeling and distribution, and vehicle licensing.

     The development and operation of Pizza Inn units are subject to federal, state and local regulations, including those pertaining to zoning, public health, and alcoholic beverages, where applicable. Many restaurant employees are paid at rates related to the minimum wage established by federal and state law. Increases in the federal minimum wage to become effective in October 1996 and September 1997 are expected to result in higher labor costs for the Company and its franchisees, which may be partially offset by price increases or operational efficiencies.

EMPLOYEES

     On September 6, 1996, the Company had approximately 279 employees, including 62 in the Company's corporate office, 79 at its Norco division, and 62 full-time and 76 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.


COMPETITION

     The restaurant business is highly competitive. The Company and its franchisees compete with other national and regional pizza chains, independent pizza restaurants, and other restaurants which serve moderately priced foods. The Company believes that Pizza Inn units compete primarily on the basis of the quality, value and price of their food, the consistency and level of service, and the location and attractiveness of their restaurant facilities. Because of the importance of brand awareness, the Company has increased its emphasis on market penetration and cooperative advertising by franchisees.

     The  Company's  Norco  division  competes  with  both  national and local
distributors  of  food,  equipment  and  other  restaurant  supplies.    The
distribution industry is very competitive. The Company believes that the principal competitive factors in the distribution industry are quality, service and price. Norco is the sole authorized supplier of certain proprietary products which are required to be used by all Pizza Inn units.

     In the sale of franchises, the Company competes with franchisors of other restaurant concepts and franchisors of a variety of other products and services. The Company believes that the principal competitive factors affecting the sale of franchises are product quality and value, consumer acceptance, franchisor experience and support, and the relationship maintained between the franchisor and its franchisees.

SEASONALITY

     Historically, sales at Pizza Inn restaurants have been somewhat higher during the warmer months and somewhat lower during the colder months of the year. The Company believes that the increasing popularity of delivery service and expansion into the high impulse buying market of Express units should lessen the seasonal impact on future chainwide sales.


ITEM  2  -  PROPERTIES

     The Company leases 18,000 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2001, respectively.

     On September 6, 1996, all five of the Company operated Pizza Inn restaurants (all located in Texas) were leased. The Company also owns one restaurant property which it leases to a franchisee. The Company operated units range in size from approximately 1,000 to 4,000 square feet and incur annual minimum rent between $6.80 and $20.00 per square foot. Most of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes.

ITEM  3  -  LEGAL  PROCEEDINGS

     On September 21, 1989, the Company, Pizza Inn, Inc. (a Delaware corporation) and Memphis Pizza Inns, Inc. filed for protection under the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The plan of reorganization, as confirmed by the court, became effective on September 5, 1990. The court retained jurisdiction to help ensure that the plan of reorganization was carried out and to hear any disputes that arose during the five year term of the plan. In May 1996, the court issued its final order finding that the proceedings have been completed and closing the bankruptcy cases.

     On September 16, 1995, the Company filed a lawsuit against Choyung International, Inc. in the Seoul District Court in Korea. In the lawsuit and related proceedings, the Company seeks an order requiring the Company's former licensee in Korea to comply with its post-termination obligations and pay all amounts owed to the Company. The former licensee is contesting the proceedings.

     Certain other pending legal proceedings exist against the Company which the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1996.

                                   PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

     On September 6, 1996, there were 3,256 stockholders of record of the Company's Common Stock.

     The  Company's  Common  Stock  is  listed  on the Small-Cap Market of the
National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "PZZI". The following table shows the highest and lowest  bid  price  per share of the Common Stock during each quarterly period within  the  two  most  recent  fiscal  years,  as  reported  by  the National
Association  of  Securities  Dealers.    Such  prices  reflect  inter-dealer
quotations,  without adjustment for any retail markup, markdown or commission.

                                                    Bid
                                             ------------------
                                               High      Low
                                             --------   -------

1995
            First Quarter Ended 9/25/94      3  11/16   2  7/8
            Second Quarter Ended 12/25/94    3  3/8     2  1/2
            Third Quarter Ended 3/26/95      3  1/16    2  1/2
            Fourth Quarter Ended 6/25/95     3  7/16    2  5/16

1996
            First Quarter Ended 9/24/95      4  1/16    3  3/16
            Second Quarter Ended 12/24/95    4  1/2     3  5/8
            Third Quarter Ended 3/24/96      4  7/8     3  3/4
            Fourth Quarter Ended 6/30/96     5  3/16    4  1/8


Under the Company's bank loan agreement, the Company is not permitted to pay dividends or make other distributions on the Common Stock (except distributions of additional shares of stock). The Company has not paid any dividends on its Common Stock during the past two years and has no present intention of paying cash dividends in the future. Future dividend policy with respect to the Common Stock will be determined by the Board of Directors of the Company, taking into consideration factors such as the bank loan, future earnings, capital requirements and the financial condition of the Company.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 30, 1996, and should be read in conjunction with the financial statements and schedules in Item 8 of this report.



                                                                         Year Ended
                                               ----------------------------------------------------------------
                                               June 30,   June 25,   June 26,        June 27,         June 28,
                                                 1996       1995       1994            1993             1992
                                               ---------  ---------  ---------       ---------       ----------
                                                           (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:

    Total revenues                             $  69,441  $  62,044  $  57,378       $  53,468       $  49,596
    Income (loss) before income taxes
       and extraordinary item                      5,921      4,845      3,899           2,444            (866)
    Income (loss) before extraordinary item        3,908      3,198      2,573           1,406            (866)
    Income (loss) before extraordinary
       item per common share                         .28        .22        .18             .11            (.07)
    Net income (loss)                              3,908      3,198      2,573           2,186  (1)       (866)
    Income (loss) per common share                   .28        .22        .18             .17            (.07)

SELECTED BALANCE SHEET DATA:
    Total assets                                  24,419     25,803     27,234          26,018          27,039
    Long-term debt and capital                     7,902     11,039     14,538          15,600          16,062
      lease obligations
    Redeemable Preferred Stock                         -          -          -  (2)      3,371           3,262

(1)      Includes  an  extraordinary  gain  of  $780,000  from the utilization of operating loss carryforwards.
(2)      During  fiscal  1994,  the  Company  redeemed  all outstanding shares of Redeemable Preferred Stock in exchange  for  Common  Stock  and  cash.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

FISCAL  1996  COMPARED  TO  FISCAL  1995

     Net income for fiscal year ended June 30, 1996 increased 22% to $3.9 million from $3.2 million in the prior year. Earnings per share grew 27% to $.28 from $.22. Excluding the effect of a prior year non-recurring gain, net income increased 37% and earnings per share grew 40%. Pre-tax income increased 22% to $5.9 million from $4.8 million in the prior year. The Company considers pre-tax income to be the best measure of its performance due to the
significant  benefit  of  its  net  operating  loss  carryforwards.    These
carryforwards, which total $26.9 million at June 30, 1996, reduce the income taxes paid by the Company from the 34% rate expensed on its statements of operations to approximately 2%.

     Results of operations for fiscal 1996 include fifty-three weeks versus fifty-two weeks for fiscal 1995. The effect of the additional week on current year revenues and net income was an increase of approximately 2%.

     Revenues for fiscal 1996 were up 12% to $69.4 million from $62 million last year. Food and supply sales grew 14% in fiscal 1996. This was partially the result of continued growth in domestic chainwide retail sales, which grew 5%. Additional factors contributing to growth in food and supply sales were increased market share on sales of non-proprietary food ingredients and equipment, as well as increases in the market price of certain commodities.

     Franchise revenue, which includes royalties, license fees and income from area development ("A.D.") sales, increased 8% or $523,000 in fiscal 1996, due to higher royalties and A.D. sales, partially offset by lower license fees. Proceeds from A. D. sales vary depending on size, demographics and current market development in the territories. The timing and amount of proceeds from A.D. sales can vary significantly from year to year. Current year A.D. sales include installments on the sale of area development rights for Arkansas, portions of Missouri, North Carolina and South Carolina, as well as the Philippines. Revenue from royalties was up due to growth in domestic retail sales and international store openings at higher effective royalty rates than existing units. The increase in revenue occurred despite the closing during the current fiscal year of all units in Korea, which paid less than $150,000 in annual royalties. License fees were down because more stores opened in area development territories.

     Restaurant sales decreased $219,000 in the current year as a result of closing one of the Company operated units that was not required for training or other purposes.

     Other  income  consists  primarily  of  interest income and non-recurring
revenue  items.    Other  income increased because the current year includes a lawsuit  settlement  and  a  gain  on  the  sale  of  a  sublease.

     Cost of sales increased 11% or $5.4 million in fiscal 1996. This increase is directly related to the growth in food and supply sales to the Company's franchisees. It includes the direct cost of increased product volume, as well as proportionate increases in direct transportation and warehouse costs. As a percentage of food and supply sales, cost of sales is slightly lower during the current year due to cost improvements achieved through fleet modernization and routing efficiencies, increased labor productivity and improved buying power through volume purchasing.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and A.D. territories. These costs increased 10% or $282,000 in fiscal 1996. This increase reflects investments in additional training and field service personnel and increases in related costs of providing services to franchisees.

     General and administrative expenses increased 11% in the current year. This was due to the implementation of a new computer system, which resulted in additional expenses related to hardware, software, programming and support. Expenses for the current fiscal year also include a one-time charge of $95,000 to write down assets to market value at two Company operated units.

     During fiscal 1995, certain sales and property tax liabilities were settled for amounts lower than estimated in previous years. A one-time credit of $531,000 ($350,000 net of tax) reflects the adjustment of the excess tax accrual.

     Interest expense decreased 32% or $417,000 during the current year. Average debt balances were 25% lower in the current year as the Company made $2.1 million in scheduled principal payments and $1.4 million in voluntary principal payments. The average interest rate was also slightly lower in the current year.

     During fiscal 1996, a total of 73 new Pizza Inn franchise units were opened for business, an 11% increase over the 66 locations opened during fiscal 1995. A total of 32 units were closed by franchisees or terminated by the Company in the current year, typically because of unsatisfactory standards of operation or poor performance, compared to 33 units last year. In addition, all 39 units operated by the Company's former licensee in Korea were closed during the current year, after the Company terminated the license following extensive efforts to resolve problems by mutual agreement. In September 1996, the Company granted a new license to a Seoul, Korea-based firm to be the Company's exclusive operator and subfranchisor in Korea. The Company currently expects to open approximately 100 new franchised locations, including domestic and international units, during the next twelve months.

FISCAL  1995  COMPARED  TO  FISCAL  1994

     Pre-tax income for the fiscal year ended June 25, 1995 increased 24% to $4.8 million from $3.9 million in the prior year. Net income for fiscal 1995 increased 24% to $3.2 million or 22 per share, from $2.6 million or 18 per share in fiscal 1994.

     Food and supply sales by the Company's distribution division increased 10% or $4.9 million in fiscal 1995. This increase was fueled by growth in chainwide retail sales, which grew 7% to $222 million in fiscal 1995 versus
$207  million  in  fiscal  1994.    Increased  market  share  on  sales  of
non-proprietary food products and equipment and on sales to international franchisees also contributed to higher food and supply sales.

     Franchise revenue, which includes royalties, license fees and income from area development ("A.D.") sales, decreased 2% or $172,000 in fiscal 1995, due to lower A.D. sales. Fiscal 1995 A.D. sales included installments on the sale of area development rights for Arkansas, portions of Missouri, as well as Cyprus and Guatemala.

     Other income consists primarily of interest income and non-recurring revenue items, and varies from year to year. Other income decreased during fiscal 1995 due to the inclusion of several favorable lawsuit settlements in fiscal 1994.

     Cost of sales increased 9% or $4.1 million in fiscal 1995. This growth is directly related to the growth in food and supply sales to the Company's franchisees. It includes the direct cost of products from increased volume, as well as proportionate increases in direct transportation and warehouse costs. As a percentage of food and supply sales, the distribution component of cost of sales is slightly improved for fiscal 1995 year due to improved buying power through volume purchasing.

     Franchise expenses increased 13% or $324,000 in fiscal 1995. The increase reflects additional training, marketing and field service personnel, as well as expenditures for updated franchisee training materials and new prototype restaurant building plans.

     General and administrative expenses decreased slightly for fiscal 1995. This was due to lower total corporate salaries, reflecting a reallocation of resources to the franchising area of the business. In addition, general and administrative expenses declined due to lower legal fees and a consolidation of management duties not directly related to field service support.

     During fiscal 1995, certain sales and property tax liabilities were settled for amounts lower than previously estimated. A one-time credit of $531,000 ($350,000 net of tax) reflects the adjustment of the excess tax accrual.

     Interest expense decreased 12% or $184,000 during fiscal 1995, as the effect of higher prime and Eurodollar interest rates was offset by lower debt balances.

     During fiscal 1995, a total of 66 new Pizza Inn units were opened for business, a 40% increase over the 47 locations opened during fiscal 1994. A total of 33 units were closed by franchisees or terminated by the Company in fiscal 1995, typically because of unsatisfactory standards of operation or poor performance, compared to 28 units during fiscal 1994.

                             FINANCIAL CONDITION

     Cash and cash equivalents decreased $1 million in fiscal 1996, as cash flow from operations was used to reduce debt and purchase shares of the Company's own common stock. Current year debt payments, totaling $3.5 million and including $2.1 million in scheduled payments and $1.4 million in voluntary payments, reduced debt from $12.4 million to $8.9 million at June 30, 1996. The Company also used $3.7 million in working capital to reacquire 941,094 shares of its own common stock, including 262,094 shares acquired on favorable terms from a former lender and 679,000 shares purchased at prevailing prices on the open market.

     At June 28, 1993, upon adoption of SFAS 109, the Company recorded a net deferred tax asset of $15.4 million, primarily representing the benefit of pre-reorganization net operating loss carryforwards which expire in varying amounts between 2004 and 2005. The net deferred tax asset was recorded as a reduction of intangibles to the extent available ($13.7 million), and then as an increase in additional paid-in capital ($1.7 million). At June 30, 1996, the net deferred tax asset balance was $10.7 million.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $1.5 million related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 1996 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable. Expansion of the Company's franchise base, through the sale of new franchises and area development territories with agreements containing minimum required development schedules, is expected to cause future growth in the Company's royalties, franchise fees and distribution sales. In addition, average unit sales for the chain have increased in each of the last five years. These factors are expected to contribute to growth in future taxable income and should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. Carryforwards resulting from losses incurred after the Company's reorganization in September 1990 were reflected as an extraordinary item, reducing a portion of income tax expense on the statement of operations for the first three quarters of fiscal 1993. When post-reorganization carryforwards were exhausted, the Company began utilizing its pre-reorganization carryforwards, which currently total $26.9 million and require a different accounting treatment.

     In accordance with SFAS 109, these carryforwards are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. Beginning in the last quarter of fiscal 1993, this has caused the Company to reflect an amount for federal income tax expense at the corporate rate of 34% on its statement of operations that is significantly different from the alternative minimum tax that it actually pays (approximately 2% of taxable income).

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

     Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

     The following summarizes, as of June 30, 1996, the annual amounts of net operating loss carryforwards for income tax purposes that expire by year:

     Net  Operating  Loss
        Carryforwards
       (In  Thousands)         Expires  in  Year
     --------------------      -----------------
            $2,300                    2004
            24,600                    2005
           -------
           $26,900
           =======
                        LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $6.2 million in fiscal 1996 and was used primarily to service debt, to acquire the Company's common stock, and to fund capital expenditures.

     The Company reduced its term loan balance from $12.4 million at June 25, 1995 to $8.9 million at June 30, 1996. On June 30, 1995, the Company purchased 262,094 shares of its own common stock from a former lender for $596,285. Since September 1995, the Company has also purchased 679,000 shares of its own common stock on the open market at a total cost of $3.1 million.
All of the reacquired shares will be held as treasury stock until retired. Capital expenditures included remodels for several of the Company operated restaurants and purchase of new point-of-sale cash register systems for two of these locations. They also included costs related to installing and customizing the new computer system purchased in the prior fiscal year, and updates to the freezer facilities at the Company's distribution warehouse. The Company, in continuing to update its transportation fleet, entered into leases for eight new trailers during fiscal 1996, while retiring eight older trailers.

     The Company's future requirements for cash relate primarily to debt service, the periodic purchase of its own common stock and capital expenditures. Under the term loan agreement, the Company is required to make principal payments of $2 million during the fiscal year ending June 29, 1997, and plans to make periodic voluntary pre-payments from current year cash flow.
 The Company considers its common stock to be currently undervalued, and plans to continue purchasing its own shares on the open market to the extent that current prices prevail. Anticipated capital expenditures include warehouse and information system updates at the distribution division as well as capital improvements at several training stores. The Company expects to enter into leases for five new trailers in the next year as it continues to update the fleet.

     The Company's primary sources of cash are royalties, license fees and area development sales, as well as sales from the distribution division. Existing area development agreements contain development commitments that should result in future chainwide growth. Related growth in royalties and distribution sales are expected to provide adequate working capital to supply the needs described above. The signing of any new area development agreements, which cannot be predicted with certainty, would also provide significant infusions of cash.

                               ECONOMIC FACTORS

     The costs of operations, including labor, supplies, utilities, financing and rental costs, to the Company and its franchisees, are significantly affected by inflation and other economic factors. Increases in any such costs would result in higher costs to the Company and its franchisees, which may be partially offset by price increases and increased efficiencies in operations. The Company's revenues are also affected by local economic trends in Texas and other markets where units are concentrated. The Company intends to pursue franchise development in new markets in the United States and other countries, which would mitigate the impact of local economic factors.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain projections and other forward-looking statements that are not historical facts and are subject to various risks and uncertainties, including but not limited to: changes in demand for Pizza Inn products or franchises; the impact of competitors' actions; changes in prices or supplies of food ingredients; and restrictions on international trade and business.

                                PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedules:



FINANCIAL  STATEMENTS                                                 PAGE NO.


Report  of  Independent  Accountants.                                       15

Consolidated  Statements  of  Operations  for  the  years  ended
     June  30,  1996,  June  25,  1995,  and  June  26,  1994.              16

Consolidated  Balance  Sheets  at  June  30,  1996  and  June 25, 1995.     17

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  30,  1996,  June  25,  1995,  and  June  26,  1994.       18

Consolidated  Statements  of  Cash  Flows  for  the years
     ended June 30, 1996,  June  25,1995,  and  June  26,  1994.            19

Notes  to  Consolidated  Financial  Statements.                             21



     FINANCIAL  STATEMENT  SCHEDULES


     Schedule  II     -  Consolidated Valuation and Qualifying Accounts     32

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT  OF  INDEPENDENT  ACCOUNTANTS


To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. (the "Company") and its subsidiaries at June 30, 1996 and June 25, 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE  WATERHOUSE  LLP


Dallas,  Texas
August  19,  1996

                               PIZZA INN, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


                                                      Year Ended
                                          ----------------------------------
                                          June 30,     June 25,    June 26,
                                            1996         1995        1994
                                          ---------  ------------  ---------

REVENUES:
     Food and supply sales                $  58,823  $    51,820   $  46,922
     Franchise revenue                        7,412        6,889       7,061
     Restaurant sales                         2,934        3,153       3,044
     Other income                               272          182         351
                                          ---------  ------------  ---------
                                             69,441       62,044      57,378
                                          ---------  ------------  ---------
COSTS AND EXPENSES:
     Cost of sales                           54,273       48,881      44,733
     Franchise expenses                       3,019        2,737       2,413
     General and administrative expenses      5,353        4,820       4,857
     Non-recurring gain                           -         (531)          -
     Interest expense                           875        1,292       1,476
                                          ---------  ------------  ---------
                                             63,520       57,199      53,479
                                          ---------  ------------  ---------

INCOME BEFORE INCOME TAXES                    5,921        4,845       3,899
     Provision for income taxes               2,013        1,647       1,326
                                          ---------  ------------  ---------
NET INCOME                                $   3,908  $     3,198   $   2,573
                                          =========  ============  =========

NET INCOME PER COMMON SHARE               $    0.28  $      0.22   $    0.18
                                          =========  ============  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                                PIZZA INN, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                      June 30,   June 25,
                                                        1996       1995
                                                      ---------  ---------

ASSETS
- ----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $     653  $   1,672
     Restricted cash and short-term investments,
          (including $230 pledged as collateral for
            certain letters of credit)                      360        353
     Notes and accounts receivable, less allowance
          for doubtful accounts of $900 and $1,119,
          respectively                                    6,652      5,109
     Inventories                                          1,919      1,590
     Prepaid expenses and other assets                      466        590
     Net assets held for sale                                70        243
                                                      ---------  ---------
               Total current assets                      10,120      9,557

PROPERTY, PLANT AND EQUIPMENTS, at
     cost, less accumulated depreciation                  1,866      1,722

PROPERTY UNDER CAPITAL LEASES, net                        1,107        747

DEFERRED TAXES, net                                      10,687     12,582

OTHER ASSETS
     Long-term notes and accounts receivable, less
          allowance for doubtful accounts of $63
          and $199, respectively                            149        690
     Deposits and other                                     490        505
                                                      ---------  ---------

                                                      $  24,419  $  25,803
                                                      =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ----------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                $   2,000  $   1,995
     Current portion of capital lease obligations           109         71
     Accounts payable - trade                             2,331      1,184
     Accrued expenses                                     3,158      2,808
                                                      ---------  ---------
                Total current liabilities                 7,598      6,058

LONG-TERM LIABILITIES
     Long-term debt                                       6,910     10,393
     Long-term capital lease obligations                    992        646
     Other long-term liabilities                            813      1,304

COMMITMENTS AND CONTINGENCIES (See Note J)

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,876,801
         and 13,526,970 shares, respectively (after
         deducting shares in treasury:
         1996 - 1,360,567; 1995 - 418,898)                  129        135
     Additional paid-in capital                           3,684      3,974
     Retained earnings                                    4,293      3,293
                                                      ---------  ---------
                Total shareholders' equity                8,106      7,402
                                                      ---------  ---------

                                                      $  24,419  $  25,803
                                                      =========  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements

                                PIZZA INN, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)


                                                                                                        Retained
                                                                                        Additional      Earnings
                                                Preferred Stock       Common Stock       Paid-In     (Accumulated
                                                Shares     Amount   Shares    Amount     Capital        Deficit)      Total
                                              ----------  --------  -------  --------  ------------  --------------  --------

BALANCE, JUNE 27, 1993                                -         -   12,740   $   127   $       (35)  $      (2,317)  $(2,225)

Prospective adoption of SFAS 109                      -         -        -         -         1,736               -     1,736
Exchange of Common Stock for Preferred Stock          -         -      662         7         1,649               -     1,656
Reclassification of Preferred Stock               1,715   $ 1,715        -         -             -               -     1,715
    from debt to equity pursuant to
    the Option Agreement
Redemption of Preferred Stock                    (1,715)   (1,715)       -         -         1,144               -      (571)
Stock issued to former unsecured                      -         -      273         3            (3)              -         -
    creditors in exchange for rights
    to excess cash flow
Stock compensation expense                            -         -        -         -            32               -        32
Stock options exercised                               -         -      157         1           226               -       227
Unissued management shares and other                  -         -      (25)        -             -               -         -
Net income                                            -         -        -         -             -           2,573     2,573
                                              ----------  --------  -------  --------  ------------  --------------  --------

BALANCE, JUNE 26, 1994                                -         -   13,807       138         4,749             256     5,143

Stock options exercised                               -         -      121         1           177               -       178
Management shares issued                              -         -       18         -            49               -        49
Purchase of treasury stock                            -         -     (419)       (4)       (1,001)           (161)   (1,166)
Net income                                            -         -        -         -             -           3,198     3,198
                                              ----------  --------  -------  --------  ------------  --------------  --------

BALANCE, JUNE 25, 1995                                -         -   13,527       135         3,974           3,293     7,402

Stock options exercised                               -         -      291         3           491               -       494
Purchases of treasury stock                           -         -     (941)       (9)         (781)         (2,908)   (3,698)
Net income                                            -         -        -         -             -           3,908     3,908
                                              ----------  --------  -------  --------  ------------  --------------  --------

BALANCE, JUNE 30, 1996                                -         -   12,877   $   129   $     3,684   $       4,293   $ 8,106
                                              ==========  ========  =======  ========  ============  ==============  ========

See  accompanying  Notes  to  Consolidated  Financial  Statements

PIZZA INN, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                    Year Ended
                                                       ------------------------------------
                                                        June 30,     June 25,     June 26,
                                                          1996         1995         1994
                                                       ----------  ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $   3,908   $     3,198   $   2,573
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                           595           500         493
     Provision for doubtful accounts and notes                 -             -           8
     Utilization of pre-reorganization net operating       1,895         1,550       1,248
       loss carryforwards
     Non-recurring gain                                        -          (531)          -
Changes in assets and liabilities:
     Restricted cash and other short-term investments         (7)          (64)         74
     Notes and accounts receivable                        (1,002)         (495)       (314)
     Inventories                                            (329)          196          36
     Prepaid expenses and other                              124            44          18
     Accounts payable - trade                              1,147          (333)         36
     Accrued expenses                                        (83)         (238)       (925)
     Deferred franchise revenue                             (100)         (901)       (101)
     Other                                                    71          (169)       (443)
                                                       ----------  ------------  ----------
Cash provided by operating activities                      6,219         2,757       2,703
                                                       ----------  ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                   (639)         (955)       (749)
     Proceeds from sales of assets                            84           420         152
                                                       ----------  ------------  ----------
Cash used for investing activities                          (555)         (535)       (597)
                                                       ----------  ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of debt                                   (3,479)       (2,487)     (1,310)
     Redemption of preferred stock                             -             -        (571)
     Proceeds from exercise of stock options                 494           179         227
     Purchases of treasury stock                          (3,698)       (1,166)          -
                                                       ----------  ------------  ----------

Cash used for financing activities                        (6,683)       (3,474)     (1,654)
                                                       ----------  ------------  ----------

Net increase (decrease) in cash and cash equivalents      (1,019)       (1,252)        452
Cash and cash equivalents, beginning of period             1,672         2,924       2,472
                                                       ----------  ------------  ----------
Cash and cash equivalents, end of period               $     653   $     1,672   $   2,924
                                                       ==========  ============  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                   Year Ended
                                                       ------------------------------------
                                                        June 30,     June 25,     June 26,
                                                          1996         1995         1994
                                                       ----------  ------------  ----------

CASH PAYMENTS FOR:
     Interest                                          $     880   $     1,320   $   1,474
     Income taxes                                            110            60         111

NONCASH FINANCING AND INVESTING ACTIVITIES:
     Notes received upon sale of assets and area               -           511          45
       development territories
     Capital lease obligations incurred                      477           659           -

See  accompanying  Notes  to  Consolidated  Financial  Statements

                               PIZZA INN, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

DESCRIPTION  OF  BUSINESS:

Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn ".

On June 30, 1996 the Pizza Inn system consisted of 469 locations, including five Company operated units and 464 franchised units. They are currently franchised in 19 states and 18 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 32%, 14%, and 11%, respectively, of the total. Norco Manufacturing and Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PRINCIPLES  OF  CONSOLIDATION:

The  consolidated financial statements include the accounts of the Company and
its  wholly-owned  subsidiaries.    All  appropriate intercompany balances and
transactions  have  been  eliminated.

CASH  AND  CASH  EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED  CASH  AND  OTHER  SHORT-TERM  INVESTMENTS:

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of letters of credit to reinsurers to secure unearned premium and loss reserves. At June 30, 1996 and June 25, 1995, time deposits and short-term investments in the amount of $230,000 were pledged as collateral for these letters of credit. Unearned premium and loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

INVENTORIES:

Inventories, which consist primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out) cost or market.

NET  ASSETS  HELD  FOR  SALE:

Net assets held for sale include restaurants and vacant properties that will be sold or franchised by the Company. These assets are recorded at expected net realizable value and classified as current assets. Subsequent changes in the balance reflect depreciation, sales and related gains or losses, and changes in market value. At June 30, 1996 and June 25, 1995, one property and three properties, respectively, were classified as net assets held for sale.

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from seven to eight years.

NOTES  RECEIVABLE:

Notes receivable primarily consist of notes from franchisees for the purchase of Company restaurants and area development territories. As of June 30, 1996 and June 25, 1995, net notes receivable totaled $926,284, and $1,143,928, respectively. The carrying amount of notes receivable currently approximates fair value.

INCOME  TAXES:

Effective June 28, 1993, the Company, as required by current accounting standards, prospectively adopted SFAS 109 which requires a change from the deferred method of accounting for income taxes to the liability method. Under SFAS 109, deferred tax assets and liabilities result from differences between the financial statement carrying amounts of existing assets and liabilities compared to their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered.

TREASURY  STOCK:

The excess of the cost of shares acquired for the treasury over par value is allocated to additional paid-in capital based on the per share amount of additional capital for all shares in the same issue, with any difference charged to retained earnings.

DISTRIBUTION  DIVISION  OPERATIONS:

The Company's distribution division ("Norco") sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry.
 Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales."

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties and area development fees. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 30, 1996, June 25, 1995, and June 26, 1994, 75%, 79%, and 77%, respectively, of franchise revenue was comprised of recurring royalties.

An area development fee is the fee paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in a
specific  geographical  territory.    When  the  Company  has  no  continuing
substantive obligations of performance to the area developer regarding the area development fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Area development fees recognized as income for years ended June 30, 1996, June 25, 1995, and June 26, 1994 were $1,630,000, $1,054,000 and $1,200,000, respectively.

NON-RECURRING  GAIN:

During the year ended June 25, 1995, the Company settled certain sales and property tax liabilities for amounts lower than previously estimated. The excess tax accruals, which had been classified as other long-term liabilities, were reversed and recorded as a non-recurring gain in the statement of operations.

NET  INCOME  PER  COMMON  SHARE:

Net income per common share is computed based on the weighted average number of common and equivalent shares outstanding during each period. Common stock equivalents include shares issuable upon exercise of the Company's stock options. For the years ended June 30, 1996, June 25, 1995, and June 26, 1994, the weighted average number of shares considered to be outstanding were 14,007,380 and 14,234,431 and 14,051,548, respectively. Fully diluted earnings per share is not presented because the effect of considering any potentially dilutive securities is immaterial.

STOCK-BASED  COMPENSATION:

In  October  1995,  Statement  of  Financial  Accounting  Standards  No.  123,
"Accounting for Stock-based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in fiscal year 1997. The Company expects to adopt SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or results of operations.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The Company values financial instruments as required by Statement of Accounting Standards No. 107, "Disclosure About Fair Value of Financial
Instruments".   The carrying amounts of current assets and current liabilities approximate  fair  value.

USE  OF  MANAGEMENT  ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal year ended June 30, 1996 contained 53 weeks, and fiscal years ended June 25, 1995 and June 26, 1994 each contained 52 weeks.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):


                                    June 30,    June 25,
                                      1996        1995
                                   ----------  ----------

Property, plant and equipment:
Equipment, furniture and fixtures  $   3,337   $   2,903
Leasehold improvements                   992         989
                                   ----------  ----------
                                       4,329       3,892
Less: accumulated depreciation        (2,463)     (2,170)
                                   ----------  ----------
                                   $   1,866   $   1,722
                                   ==========  ==========
Property under capital leases:
Real Estate                        $     118   $     118
Equipment                              1,396         918
                                   ----------  ----------
                                       1,514       1,036
Less: accumulated amortization          (407)       (289)
                                   ----------  ----------
                                   $   1,107   $     747
                                   ==========  ==========

During the year ended June 30, 1996, the Company leased eight new refrigerated trailers for its distribution fleet and retired eight older trailers.

Depreciation and amortization expense was $595,000, $508,000 and $425,000 for the years ended June 30, 1996, June 25, 1995, and June 26, 1994, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):


                            June 30,   June 25,
                              1996       1995
                            ---------  ---------

Compensation                $   1,295  $   1,129
Taxes other than income           222        154
Insurance loss reserves           239        293
Interest                           11         74
Deferred franchise revenue        772        339
Other                             619        819
                            ---------  ---------
                            $   3,158  $   2,808
                            =========  =========

NOTE  D  -  LONG-TERM  DEBT:

The following table summarizes the components of long-term debt (in thousands):


                                                June 30,    June 25,
                                                  1996        1995
                                               ----------  ----------

Note payable under a term loan facility        $   8,910   $  12,388
Note payable under a revolving line of credit          -           -
                                               ----------  ----------
                                               $   8,910   $  12,388
Less current portion                             ( 2,000)    ( 1,995)
                                               ----------  ----------
                                               $   6,910   $  10,393
                                               ==========  ==========

In December 1994, the Company entered into a loan agreement (the "Loan Agreement") with two banks, in which the Company refinanced its existing indebtedness of $14 million under a term loan facility which matures in November 1998. The Loan Agreement also provides for a $1 million revolving credit line, which is renewable in November 1997.

Interest on both the term loan and the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from 0.5% to 1.25% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 30, 1996, the Company's effective interest rate was 7.24% (with a Eurodollar rate basis).

Principal payments on the term loan are payable quarterly, with a balloon payment due at the end of the term.

The Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt and payment of dividends. As of June 30, 1996, the Company was in compliance with all of its debt covenants.

The aggregate amount of all advances outstanding under the revolving credit line is subject to limitation under a borrowing base, which is defined by certain calculations of eligible inventory and accounts receivable. As of June 30, 1996, there were no advances outstanding under the revolving credit line.

The  above indebtedness is secured by essentially all of the Company's assets.

Maturities  of  debt  for  each  of the next five fiscal years are as follows:

1997          $2,000,000
1998          $2,000,000
1999          $4,910,000
2000          $0
2001          $0

NOTE  E  -  REDEEMABLE  PREFERRED  STOCK:

The previous bank loan agreement allowed for the issuance of up to $5 million of redeemable preferred stock ("Redeemable Preferred Stock"), under certain circumstances, in lieu of interest payments on the term loan. A total of 3,370,570 shares were issued under this provision during fiscal years 1991 through 1993. During the year ended June 27, 1993, the Company issued 108,873 shares of Redeemable Preferred Stock in lieu of interest payments.

In September 1993, the Company redeemed 1,655,235 shares of its Redeemable Preferred Stock through the exchange of 662,094 shares of its Common Stock under the terms of an agreement with its former lender. In June 1994, the Company redeemed the remaining 1,715,335 preferred shares for $571,000 in cash paid to its former lender. In April and June 1995, the Company bought back all of the 662,094 common shares previously issued (see Note L).

Dividends  were paid on outstanding shares of Redeemable Preferred Stock at an
annual  rate  of  10%.    Accrued dividends were charged to interest expense.
Dividends accrued during the year ended June 26, 1994 were $179,010. The Company paid remaining accrued, unpaid dividends concurrently with the redemption of the 1,715,335 shares of preferred stock in June 1994.


NOTE  F  -  INCOME  TAXES:

 As discussed in Note A, the Company adopted SFAS 109, "Accounting for Income Taxes", effective June 28, 1993, which changed its method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of adoption of SFAS 109 was a balance sheet benefit of $15.4 million. At June 30, 1996, the deferred tax asset balance was $10.7 million.

Income tax expense for the three years ended June 30, 1996, June 25, 1995, and June 26, 1994 is computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes.

Income  tax  expense  consists  of  the  following  (in  thousands):


                            June 30,   June 25,   June 26,
                              1996       1995       1994
                            ---------  ---------  ---------

Federal:
     Current                $     118  $      97  $      78
     Deferred                   1,895      1,550      1,248
                            ---------  ---------  ---------
Provision for income taxes  $   2,013  $   1,647  $   1,326
                            =========  =========  =========

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):


                           June 30,    June 25,    June 26,
                             1996        1995        1994
                          ----------  ----------  ----------

Reserve for bad debt      $     368   $     457   $     480
Depreciable assets              378         343         275
PIBCO reserves                  113         121         169
Deferred fees                   261         293         425
Other reserves                   (6)        (37)        149
NOL carryforwards             9,130      11,076      12,133
Credit carryforwards          1,820       1,706       1,671
                          ----------  ----------  ----------

Gross deferred tax asset  $  12,064   $  13,959   $  15,302

Valuation allowance          (1,377)     (1,377)     (1,170)
                          ----------  ----------  ----------

Net deferred tax asset    $  10,687   $  12,582   $  14,132
                          ==========  ==========  ==========

As of June 30, 1996, the Company had $26.9 million of net operating loss carryforwards that expire between 2004 and 2005. The Company also had $1.5 million of general business credit carryforwards expiring between 1998 and 2001 and $320,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of certain of the general business credit carryforwards will expire before they can be utilized.

Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.


NOTE  G  -  LEASES:

All of the real property occupied by the Company operated restaurants is leased for initial terms ranging from five to 25 years with renewal options ranging from five to 15 years. Most of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price Index.

The Company leases 18,000 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2001, respectively.

The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years.
 Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 30, 1996 are as follows (in thousands):


                                           Capital   Operating
                                           Leases      Leases
                                          ---------  ----------

1997                                      $    188   $      938
1998                                           193          615
1999                                           193          534
2000                                           193          522
2001                                           193          391
Thereafter                                     538          548
                                          ---------  ----------
                                          $  1,498   $    3,548
                                                     ==========
Less amount representing interest             (397)
                                          ---------
Present value of total obligations under
     capital leases                          1,101
Less current portion                          (109)
                                          ---------
Long-term capital lease obligations       $    992
                                          =========

Rental  expense  consisted  of  the  following  (in  thousands):


                     Year Ended    Year Ended    Year Ended
                      June 30,      June 25,      June 26,
                        1996          1995          1994
                    ------------  ------------  ------------

Minimum rentals     $     1,068   $     1,053   $       823
Contingent rentals           11             8            16
Sublease rentals           (127)         (166)         (170)
                    ------------  ------------  ------------
                    $       952   $       895   $       669
                    ============  ============  ============

NOTE  H  -  EMPLOYEE  BENEFITS:

 The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code. The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed one year of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. Effective January 1, 1993, the Company contributes on behalf of each participating employee an amount equal to 50% of the first 3% and 25% of next 3% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. The plan is subject to the provisions of the Employee Retirement Income Security Act and is a profit sharing plan as defined in Section 401 of the Code. The Company is the
administrator  of  the  plan.    Employees  may  direct  investment  of  all
contributions to a variety of funds or to purchase shares of Common Stock of the Company.

For the years ended June 30, 1996, June 25, 1995, and June 26, 1994, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $60,394, $56,738, and $52,054, respectively.

NOTE  I  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). A total of two million shares of Common Stock are authorized to be issued under the 1993 Plan.

The 1993 Outside Directors Stock Award Plan (the "1993 Directors Plan") was also adopted by the Company effective as of October 13, 1993. Directors who are not employed by the Company are eligible to receive stock options under the 1993 Directors Plan. Options are granted, up to 20,000 shares per year, to each outside director who purchased a matching number of shares of Common Stock of the Company during the preceding year. Options are granted at market value of the stock on the first day of the fiscal year, which is also the date of grant, and are subject to various vesting and exercise periods. A total of 200,000 shares of Company Common Stock are authorized to be issued pursuant to the 1993 Directors Plan.

During the year ended June 25, 1995, the Company canceled certain employee options and granted replacement options at the then current market value of the stock. In December 1994 and June 1995, 781,500 and 1,446,500 of these options, respectively, were canceled and an equal number were granted. These transactions are reflected in shares Granted and in shares Canceled in the schedule below.

During  the  year  ended  June  30, 1996, 781,333 new options were granted and
62,500  options  were  canceled.    A  total of 291,500 options were exercised
during  fiscal  year  1996.


                                               Option
                                Shares         Prices
                              -----------  --------------

Outstanding at June 28, 1992           -

Granted                          926,750   $ 1.13 - $2.25
Exercised                              -
Canceled                         (24,500)  $         2.25
                              -----------  --------------

Outstanding at June 27, 1993     902,250   $1.13  - $2.25
                              ===========  ==============

Granted                          865,323   $ 1.75 - $3.94
Exercised                       (156,667)  $ 1.13 - $2.25
Canceled                         (47,333)  $ 2.25 - $3.88
                              -----------  --------------

Outstanding at June 26, 1994   1,563,573   $ 1.13 - $3.94
                              ===========  ==============


Granted                        3,053,500   $ 2.50 - $3.25
Exercised                       (121,000)  $ 1.75 - $2.25
Canceled                      (2,315,000)  $ 2.25 - $3.88
                              -----------  --------------

Outstanding at June 25, 1995   2,181,073   $1.13 -  $3.94
                              ===========  ==============

Granted                          781,333   $ 2.69 - $4.13
Exercised                       (291,500)  $ 1.13 - $3.25
Canceled                         (62,500)  $ 2.25 - $2.50
                              -----------  --------------

Outstanding at June 30, 1996   2,608,406   $ 1.13 - $4.13
                              ===========  ==============

NOTE  J  -  COMMITMENTS  AND  CONTINGENCIES:

The Company is subject to various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any liabilities arising from these claims and contingencies are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition.

 NOTE  K  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 22 restaurants located in Arkansas, Texas and Missouri. Purchases by this franchisee made up 8% of the Company's food and supply sales in fiscal 1996. Royalties, license fees and A.D. sales from this franchisee made up 6% of the Company's franchise revenues in fiscal 1996. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division.

On September 24, 1990, this franchisee entered into an agreement with the Company to purchase seven Pizza Inn restaurants for a price of $1,308,000. Of this amount, $250,000 was paid in cash and the remainder in the form of promissory notes with an interest rate of prime plus 2% and a maturity of July
1995.    At  June  30,  1996,  these  notes  had  been  paid  in  full.

Also in December 1992, this franchisee purchased area development rights for Arkansas and certain areas in Missouri. The total price was $1,250,000, of which $800,000 was paid in cash and $450,000 in the form of a promissory note with an interest rate of 8% and a maturity date of July 1998. At June 30, 1996, this note had been paid in full.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

NOTE  L  -  TREASURY  STOCK:

In January 1995, the Company implemented an odd lot buy-back program, in which the Company offered to purchase its Common Stock for $3.50 per share from shareholders who owned less than 100 shares. The program was implemented in order to reduce future administrative costs related to small shareholder accounts. The program, which was completed in March 1995, resulted in the purchase of 18,898 shares from 675 shareholders, at a total cost of $66,143.

On April 28, 1995, the Company signed an agreement to purchase 662,094 shares of its Common Stock held by a former lender. Under the terms of the agreement, the Company paid $1,100,000 to purchase 400,000 of the shares on April 28, 1995. The Company had the option to purchase the remaining 262,094 shares for a price of $596,285 on or before June 30, 1995, or for a price of $720,758 between July 1 and September 30, 1995. On June 30, 1995, the Company exercised its option to purchase the remaining 262,094 shares for a price of $596,285. These common shares had been issued to the former lender in September 1993, in exchange for 1,655,235 shares of the Company's redeemable preferred stock. The redeemable preferred stock had been issued during the period of September 1990 through August 1992, in lieu of $1,655,235 in interest payments on the Company's term loan.

For the period of September 1995 through June 1996, the Company purchased 679,000 shares of its own Common Stock from time to time on the open market at a total cost of $3.1 million.

The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 10%. The Company plans to retire the shares at the earliest opportunity.

NOTE  M  -  SUBSEQUENT  EVENT  (UNAUDITED):

In July 1996, in order to further reduce future administrative costs related to small shareholder accounts, the Company implemented another odd lot buy-back program to purchase Common Stock for $5.25 per share from shareholders who own less than 100 shares. As of September 17, 1996 a total of 8,149 shares had been purchased by the Company under this program.

NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 30, 1996 and June 25, 1995 (in thousands, except per share amounts):


                                                Quarter Ended
                            ----------------------------------------------------
                            September 24,   December 24,   March 24,   June 30,
                                 1995           1995          1996       1996
                            --------------  -------------  ----------  ---------

FISCAL YEAR 1996

Revenues                    $       16,152  $      16,894  $   16,557  $  19,838

Net Income                             793            975         920      1,220

Primary earnings per share            0.06           0.07        0.07       0.09
   on net income


                                                Quarter Ended
                            ----------------------------------------------------
                             September 25,   December 25,   March 26,   June 25,
                                 1994           1994          1995        1995
                            --------------  -------------  ----------  ---------

FISCAL YEAR 1995

Revenues                    $       15,583  $      15,169  $   15,243  $  16,049

Net Income                             540          1,037         723        898

Primary earnings per share            0.04           0.07        0.05       0.06
   on net income

                                                                   SCHEDULE II


                               PIZZA INN, INC.
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                               Additions
                                       -----------------------
                          Balance at   Charged to   Charged to                    Balance at
                           beginning    cost and       other                          end
                           of period     expense     accounts    Deductions (1)    of period
                          -----------  -----------  -----------  ---------------  -----------

YEAR ENDED JUNE 30, 1996
Allowance for doubtful    $     1,318  $         -  $         -  $           355  $       963
 accounts and notes

YEAR ENDED JUNE 25, 1995
Allowance for doubtful          1,386            -            -               68  $     1,318
 accounts and notes

YEAR ENDED JUNE 26, 1994
Allowance for doubtful          2,416            8            -            1,038  $     1,386
accounts and notes

(1)  Write-off  of  receivables,  net  of  recoveries.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 1996 (the "Proxy Statement"), and is incorporated herein by reference.



ITEM  11  -  EXECUTIVE  COMPENSATION

     The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.



ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.



ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON 10-K


(a)  1.      The financial statements filed as part of this report  are listed in the Index to Financial Statements and Schedules under Part II,
             Item 8 of this Form 10-K.

     2. The financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules under
            Part II, Item 8 of this Form 10-K.

     3.     Exhibits:

            3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on February 16,1993 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).

            3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 30, 1993 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).

            4.1 Provisions regarding Common Stock in Article IV of the Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to this Report and incorporated herein by reference).

            4.2     Provisions   regarding   Redeemable   Preferred Stock   in
                    Article V of the Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to this Report and incorporated herein by reference).

            10.1 Loan Agreement among the Company, First Interstate Bank of Texas, N.A. and The Provident Bank dated December 1, 1994, and the forms of the Term Notes, Revolving Credit Notes and the Security Agreement thereunder (filed as Exhibit
                    10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 1994 and incorporated herein by reference).

            10.2 First Amendment to the Loan Agreement among the Company, First Interstate Bank of Texas, N.A. and The Provident Bank dated April 28, 1995 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 1995 and incorporated herein by reference).

            10.3 Second Amendment to the Loan Agreement among the Company, First Interstate Bank of Texas, N.A., and First Interstate Bank of Texas, N.A. as agent, dated November 30, 1995, and the forms of the Amended and Restated Term Note and the Amended and Restated Revolving Credit Note thereunder (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 1995 and incorporated herein by reference).

            10.4 Third Amendment to Loan Agreement between the Company and Wells Fargo Bank (Texas), National Association, formerly named First Interstate Bank of Texas, N.A. dated June 28, 1996.

            10.5 Stock Purchase Agreement between the Company and Kleinwort Benson Limited dated April 28, 1995 (filed as Exhibit
                    10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

            10.6 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

            10.7 Employment Agreement between the Company and C. Jeffrey Rogers dated July 1, 1994 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

            10.8 Form of Executive Compensation Agreement between the Company and certain executive officers (filed as Exhibit
                    10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

            10.9    1993  Stock  Award  Plan  of the Company (filed as Exhibit
                    10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

            10.10 1993 Outside Directors Stock Award Plan of the Company (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

            10.11   1992  Stock  Award  Plan  of the Company (filed as Exhibit
                    10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

            11.0    Computation  of  Net  Income  Per  Share.

            21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

            23.0    Consent  of  Independent  Accountants.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

           (b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  27,  1996            By:   /s/  Amy E. Manning
         --------------------                 ---------------------------
                                              Amy E. Manning
                                              Controller  and  Treasurer
                                              (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      NAME AND POSITION                                    DATE
- ----------------------------------                 --------------------

/s/Steve  A.  Ungerman                             September  27,  1996
- ----------------------------------                 --------------------
Steve  A.  Ungerman
Director and Chairman of the Board

/s/C.  Jeffrey  Rogers                             September  27,  1996
- ----------------------------------                 --------------------
C.  Jeffrey  Rogers
Director,  Vice Chairman, President
and Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Don  G.  Navarro                                September  27,  1996
- ----------------------------------                 --------------------
Don  G.  Navarro
Director

/s/Ramon  D.  Phillips                             September  27,  1996
- ----------------------------------                 --------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor                                 September  27,  1996
- ----------------------------------                 --------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday                             September  27,  1996
- ----------------------------------                 --------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker                              September  27,  1996
- ----------------------------------                 --------------------
Ronald  W.  Parker
Director,  Executive  Vice  President
and Chief  Operating  Officer
(Principal  Financial  Officer)