Form 10-Q
period 1996-09-29
PIZZA INN INC /MO/
filed 1996-11-13
CIK 718332

SECURITIES  AND  EXCHANGE COMMISSION
                                   WASHINGTON,  D.C.  20549


                                         FORM 10-Q
(Mark  One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           SEPTEMBER 29, 1996.

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

           At September 29, 1996, an aggregate of 12,997,152 shares of the registrant's Common Stock, par value of $.01 each (being the registrant's only class of common stock), were outstanding.

                              PIZZA INN, INC.

                                   Index


PART  I.  FINANCIAL  INFORMATION

     Item  1.   Financial  Statements                                    Page

       Condensed Consolidated Statements of Operations
       for the three months ended September 29, 1996
       and September 24, 1995   . . . . . . . . . . . . . . . . . . . . .   3

       Condensed Consolidated Balance Sheets at
       September 29, 1996 and June 30, 1996   . . . . . . . . . . . . . .   4

       Condensed Consolidated Statements of  Cash Flows
       for the three months ended September  29, 1996
       and September 24, 1995   . . . . . . . . . . . . . . . . . . . . .   5

       Notes to Condensed Consolidated Financial Statements   . . . . . .   6


     Item  2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations   . . . . .   7


PART  II. OTHER  INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . .   9

     Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . .   10




PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               PIZZA INN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)




                                                Three Months Ended
                                       ---------------------------------
                                        September 29,       September 24,
                                            1996                1995
                                       ------------         ------------

REVENUES:
     Food and supply sales             $     15,421         $     13,575
     Franchise revenue                        1,600                1,783
     Restaurant sales                           685                  725
     Other income                                28                   69
                                       ------------         ------------
                                             17,734               16,152
                                       ------------         ------------
COSTS AND EXPENSES:
     Cost of sales                           13,966               12,671
     Franchise expenses                         742                  701
     General and administrative
      expenses                                1,325                1,313
     Interest expense                           192                  265
                                       ------------          ------------
                                             16,225               14,950
                                       ------------          ------------

INCOME BEFORE INCOME TAXES                    1,509                1,202
     Provision for income taxes                 513                  409
                                       ------------          ------------
NET INCOME                             $        996          $       793
                                       ============          ============

NET INCOME PER COMMON SHARE            $       0.07          $      0.06
                                       ============          ============

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                               PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                   September 29,  June 30,
                                                       1996         1996
                                                   -----------    --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $    650  $      653
     Restricted cash and short-term investments,
          (including $0 and $230, respectively,
           pledged as collateral for certain
           letters of credit)                              210         360
     Notes and accounts receivable, less allowance
          for doubtful accounts of $907 and $900,
          respectively                                   6,755       6,652
     Inventories                                         2,148       1,919
     Prepaid expenses and other                            548         466
     Net assets held for sale                               65          70
                                                     ---------   ---------
                                                        10,376      10,120
               Total current assets

PROPERTY, PLANT AND EQUIPMENT, net                       1,828       1,866

PROPERTY UNDER CAPITAL LEASES, net                       1,063       1,107

DEFERRED TAXES, net                                     10,204      10,687

OTHER ASSETS
     Long-term notes and accounts receivable, less
          allowance for doubtful accounts of $59
          and $63, respectively                            316         149
     Deposits and other                                    464         490
                                                     ---------   ---------

                                                      $ 24,251  $   24,419
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                $  2,000   $   2,000
     Current portion of capital lease obligations          109         109
     Accounts payable - trade                            1,363       2,331
     Accrued expenses                                    3,388       3,158
                                                     ---------   ---------
                Total current liabilities                6,860       7,598

LONG-TERM LIABILITIES
     Long-term debt                                      6,410       6,910
     Long-term capital lease obligations                   966         992
     Other long-term liabilities                           794         813

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,997,152
         and 12,876,801 shares, respectively (after
         deducting shares in treasury:
         September - 1,368,716; June - 1,360,567)          130         129
     Additional paid-in capital                          3,843       3,684
     Retained earnings                                   5,248       4,293
                                                     ---------   ---------
                Total shareholders' equity               9,221       8,106
                                                     ---------   ---------

                                                      $ 24,251  $   24,419
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                                PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                              Three Months Ended
                                                        ------------------------------
                                                        September 29,     September 24,
                                                             1996              1995
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $        996      $        793
     Add non-cash items                                          656               531

Changes in assets and liabilities:
     Accounts and notes receivable                              (270)           (1,195)
     Inventories                                                (229)             (158)
     Accounts payable - trade                                   (968)              831
     Accrued expenses                                            211               630
     Other - net                                                  55                89
                                                          ----------      ------------
Cash provided by operating activities                            451             1,521
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                   (73)             (133)
     Proceeds from sales of assets                                 -                83
                                                          ----------      ------------
Cash used for investing activities                               (73)              (50)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt and capital
      lease obligations                                         (500)           (1,121)
     Proceeds from exercise of stock options                     162               208
     Purchases of treasury stock                                 (43)             (778)
                                                          ----------      ------------
Cash used for financing activities                              (381)           (1,691)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                         (3)             (220)
Cash and cash equivalents, beginning of period                   653             1,672
                                                          ----------      ------------
Cash and cash equivalents, end of period               $         650   $         1,452
                                                          ==========      ============


--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         141   $           274
     Income taxes                                                  -                 -






See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements






                              PIZZA INN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 30, 1996.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) For the three months ended September 29, 1996 and September 24, 1995, common stock equivalents were 798,795 and 705,701, respectively, and the total weighted average number of shares considered to be outstanding were 13,721,024 and 14,149,231, respectively.

(3) In July 1996, in order to reduce future administrative costs related to small shareholder accounts, the Company implemented an odd lot buy-back program to purchase its own common stock for $5.25 per share from shareholders who own less than 100 shares. During the three months ended September 29, 1996, the Company purchased 8,149 shares under this program.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended September 29, 1996 compared to the quarter ended September 24, 1995.

     Net income for the current quarter increased 26% to $996,000 or $0.07 per share, from $793,000 or $0.06 per share for the same quarter last year. Revenues rose 10% to $17.7 million from $16.2 million last year.

     Food and supply sales from the Company's distribution division increased 14% in the current year. The increase is due to growth in chainwide domestic retail sales, as well as increased market share on sales of non-proprietary food and equipment to both international and domestic franchisees. Increases in the market price of certain commodities also contributed to the sales increase.

     Franchise revenue, which includes income from royalties, license fees and area development ("A.D.") sales, decreased 10% compared to the prior year quarter. This was primarily due to lower income recognized from A.D. sales in the current year. The timing and amount of proceeds from A.D. sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of area development rights for Korea.

     Restaurant sales, which are comprised of sales from Company operated units, decreased 6% compared to the same quarter last year. This is primarily the result of the closing during fiscal 1996 of one of the units that was not required for training or other purposes.

     Other  income  consists  primarily  of interest and non-recurring revenue
items.   The current year includes less interest on long-term notes receivable because  of  lower  balances  in  asset  purchase  notes.

     Cost of sales increased 10% for the quarter as a result of the growth in food and supply sales to the Company's franchisees. As a percentage of food and supply sales, the cost of sales is slightly lower during the current quarter, as a result of cost efficiencies achieved through fleet modernization and routing efficiencies, increased labor productivity and improved buying power through volume purchasing. Variations in the seasonal cost patterns of key commodities from year to year have also impacted the comparable cost of sales percentages.

     Franchise expenses increased 6% compared to the same quarter last year, reflecting increases in expenditures for sales, training and field service personnel.

     General and administrative expenses increased less than 1% during the quarter, as the Company continues to hold down costs not directly related to the franchise and distribution areas of the business.

     Interest expense decreased 28% in the current quarter as a result of lower average debt balances and lower interest rates.

                       LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $451,000 for the first quarter of fiscal 1997, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company utilized cash primarily to pay down debt, making a $500,000 scheduled principal payment during the quarter.

     In September 1996, the Company signed an agreement for the sale of exclusive operating and franchising rights in Korea, for a total cash price of $800,000 ($687,000 net of certain expenses). This agreement, along with other area development agreements signed during the last four years, contain development commitments for significant unit growth over the next five years. Related growth in royalties and distribution sales are expected to provide adequate working capital. The occurrence of any additional area development sales, which cannot be predicted with any certainty, may also provide significant infusions of cash. External sources of cash are not expected to be required in the foreseeable future.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($10.2 million as of September 29, 1996). Taxable income in future years at the same level as fiscal 1996 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

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

     The following summarizes, as of September 29, 1996, the annual amounts of net operating loss carryforwards for income tax purposes that expire by year:

     Net Operating Loss
        Carryforwards
       (In  Thousands)                  Expires in Year
     -------------------                -----------------
              $800                            2004
            24,600                            2005
           -------
           $25,400
           =======


     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain projections and other forward-looking statements that are not historical facts and are subject to various risks and uncertainties, including but not limited to: changes in demand for Pizza Inn products and franchises; the impact of competitors' actions; changes in prices or supplies of food ingredients; and restrictions on international trade and business.


PART  II.    OTHER  INFORMATION


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     There are no exhibits filed with this report. No reports on Form 8-K were filed in the quarter for which this report is filed.



SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIZZA INN, INC.
                                        Registrant




                                        By:  /s/C. Jeffrey Rogers
                                             --------------------
                                             C. Jeffrey Rogers
                                             President and
                                             Principal Executive Officer





                                        By:  /s/Elizabeth D. Reimer
                                             ----------------------
                                             Elizabeth D. Reimer
                                             Controller and
                                             Principal Accounting Officer







Dated:  November 12, 1996