Form 10-Q
period 1996-12-29
PIZZA INN INC /MO/
filed 1997-02-12
CIK 718332

SECURITIES  AND  EXCHANGE COMMISSION
                                   WASHINGTON,  D.C.  20549


                                         FORM 10-Q
(Mark  One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           DECEMBER 29, 1996.

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

           At December 29, 1996, an aggregate of 12,923,752 shares of the registrant's Common Stock, par value of $.01 each (being the registrant's only class of common stock), were outstanding.

                              PIZZA INN, INC.

                                   Index


PART  I.  FINANCIAL  INFORMATION

     Item  1.   Financial  Statements                                    Page

       Condensed Consolidated Statements of Operations
       for the three and six months ended December 29, 1996
       and December  24, 1995   . . . . . . . . . . . . . . . . . . . . .   3

       Condensed Consolidated Balance Sheets at
       December 29, 1996 and June 30, 1996    . . . . . . . . . . . . . .   4

       Condensed Consolidated Statements of  Cash Flows
       for the six months ended December  29, 1996
       and December 24, 1995    . . . . . . . . . . . . . . . . . . . . .   5

       Notes to Condensed Consolidated Financial Statements   . . . . . .   6


     Item  2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations   . . . . .   7


PART  II. OTHER  INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders  . . .  10

     Item 5.   Other Information   . . . . . . . . . . . . . . . . . . .   10

     Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . .  10

     Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . .   11




PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                               PIZZA INN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)




                                            Three Months Ended                  Six Months Ended
                                       -----------------------------     -------------------------------
                                        December 29,     December 24,      December 29,     December 24,
                                            1996            1995              1996             1995
                                       ------------     ------------     --------------     ------------

REVENUES:
     Food and supply sales             $     15,146    $      14,207       $    30,567      $    27,782
     Franchise revenue                        1,739            1,839             3,339            3,622
     Restaurant sales                           645              753             1,330            1,478
     Other income                                29               95                57              164
                                       ------------    -------------      ------------      ------------
                                             17,559           16,894            35,293           33,046
                                       ------------    -------------      ------------      ------------
COSTS AND EXPENSES:
     Cost of sales                           13,714           13,202            27,680           25,873
     Franchise expenses                         680              685             1,422            1,386
     General and administrative
      expenses                                1,232            1,312             2,557            2,625
     Interest expense                           168              218               360              483
                                       ------------     ------------      ------------      ------------
                                             15,794           15,417            32,019           30,367
                                       ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    1,765            1,477             3,274            2,679
     Provision for income taxes                 600              502             1,113              911
                                       ------------     ------------      ------------      ------------
NET INCOME                             $      1,165     $        975      $      2,161      $      1,768
                                       ============     ============      ============      ============

NET INCOME PER COMMON SHARE            $       0.08     $       0.07      $       0.16      $       0.13
                                       ============     ============      ============      ============

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements


                               PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                   December 29,   June 30,
                                                       1996         1996
                                                   -----------    --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $    532  $      653
     Restricted cash and short-term investments
          (including $0 and $230, respectively,
           pledged as collateral for certain
           letters of credit)                              210         360
     Notes and accounts receivable, less allowance
          for doubtful accounts of $883 and $900,
          respectively                                   8,373       6,652
     Inventories                                         1,805       1,919
     Prepaid expenses and other                            457         466
     Net assets held for sale                               65          70
                                                     ---------   ---------
                                                        11,442      10,120
               Total current assets

PROPERTY, PLANT AND EQUIPMENT, net                       1,846       1,866

PROPERTY UNDER CAPITAL LEASES, net                       1,020       1,107

DEFERRED TAXES, net                                      9,639      10,687

OTHER ASSETS
     Long-term notes and accounts receivable, less
          allowance for doubtful accounts of $79
          and $63, respectively                            289         149
     Deposits and other                                    436         490
                                                     ---------   ---------

                                                      $ 24,672  $   24,419
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                $  2,000   $   2,000
     Current portion of capital lease obligations          111         109
     Accounts payable - trade                            2,018       2,331
     Accrued expenses                                    2,969       3,158
                                                     ---------   ---------
                Total current liabilities                7,098       7,598

LONG-TERM LIABILITIES
     Long-term debt                                      5,910       6,910
     Long-term capital lease obligations                   938         992
     Other long-term liabilities                           813         813

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized
         26,000,000 shares; outstanding 12,923,752
         and 12,876,801 shares, respectively (after
         deducting shares in treasury:
         December - 1,487,616; June - 1,360,567)           129         129
     Additional paid-in capital                          3,919       3,684
     Retained earnings                                   5,865       4,293
                                                     ---------   ---------
                Total shareholders' equity               9,913       8,106
                                                     ---------   ---------

                                                      $ 24,672  $   24,419
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements


                                PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                Six Months Ended
                                                        ------------------------------
                                                         December 29,      December 24,
                                                             1996              1995
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $      2,161      $      1,768
     Add non-cash items                                        1,394             1,151

Changes in assets and liabilities:
     Accounts and notes receivable                            (1,861)             (445)
     Inventories                                                 114              (380)
     Accounts payable - trade                                   (313)              534
     Accrued expenses                                           (251)             (100)
     Deferred income                                              62               603
     Other - net                                                 127               107
                                                          ----------      ------------
Cash provided by operating activities                          1,433             3,238
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                 (148)             (378)
     Proceeds from sales of assets                                 -                83
                                                          ----------      ------------
Cash used for investing activities                              (148)             (295)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt and capital
      lease obligations                                       (1,052)           (2,514)
     Proceeds from exercise of stock options                     273               213
     Purchases of treasury stock                                (627)           (1,519)
                                                          ----------      ------------
Cash used for financing activities                            (1,406)           (3,820)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                       (121)             (877)
Cash and cash equivalents, beginning of period                   653             1,672
                                                          ----------      ------------
Cash and cash equivalents, end of period               $         532   $           795
                                                          ==========      ============


--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         315   $           504
     Income taxes                                                 70                25






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

(2) For the three and six months ended December 29, 1996, common stock equivalents were 930,236 and 839,951, respectively, and the total weighted average number of shares considered to be outstanding were 13,879,815 and 13,775,855, respectively. For the three and six months ended December 24, 1995, common stock equivalents were 894,996 and 755,276, respectively, and the total weighted average number of shares considered to be outstanding were 14,199,864 and 14,129,490, respectively.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and six months ended December 29, 1996 compared to the quarter and six months ended December 24, 1995.

     Net income for the second quarter of the current fiscal year rose 20% to $1,165,000 or $.08 per share compared to $975,000 or $.07 per share for the same quarter last year. For the six months ended December 29, 1996, net income increased 22% to $2,161,000 or $0.16 per share, from $1,768,000 or $0.13 per share for the same period last year.

     Food and supply sales from the Company's distribution division increased 7% for the quarter and 10% for the six month period, compared to the same periods last year. The increase is due to growth in chainwide domestic retail sales, as well as increased market share on sales of non-proprietary food and equipment to both international and domestic franchisees. Increases in the market price of certain commodities also contributed to the sales increase.

     Franchise revenue, which includes income from royalties, license fees and area development ("A.D.") sales, decreased 5% for the quarter and 8% for the six month period. This was primarily due to lower income from A.D. sales in the current year. The timing and amount of proceeds from A.D. sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of area development rights for Korea and the Philippines.

     Restaurant sales, which are comprised of sales from Company operated units, decreased 14% and 10% for the quarter and six month periods, respectively, compared to the same periods last year. This is primarily the result of the closing during fiscal 1996 of one of these units, leaving five units which the Company uses for training or other purposes.

     Cost of sales increased 4% and 7% for the quarter and six month periods, respectively, as a result of the growth in food and supply sales to the Company's franchisees. As a percentage of food and supply sales, the cost of sales is slightly lower during both current year periods, as a result of cost savings achieved through fleet modernization and routing efficiencies, increased labor productivity and improved buying power through volume purchasing. Variations in the seasonal cost patterns of key commodities from year to year have also impacted the comparable cost of sales percentages.

     Franchise expenses for the quarter were maintained at essentially the same level as the comparable quarter last year. Franchise expenses for the six month period increased 3%, reflecting additional expenditures in the first quarter of fiscal 1997 for sales, training and field service personnel, as well as increases in expenses related to marketing the Company's franchising opportunities.

     General and administrative expenses decreased 6% and 3% for the quarter and six months, respectively, as the Company continues to hold down costs not directly related to the franchise service and distribution areas of the business.

     Interest expense decreased 23% and 25% for the three and six month periods, respectively, as a result of lower average debt balances and lower interest rates.


                       LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $1.4 million for the first six months of fiscal 1997, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company utilized cash primarily to pay down debt, making $1 million in scheduled principal payments during the first half of the year. In addition, cash of $627,000 was used to purchase shares of the Company's own common stock during the first six months of fiscal 1997.

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

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $23.6 million and expire in 2005) to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($9.6 million as of December 29,1996). Taxable income in future years at the same level as fiscal 1996 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, main-taining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

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



PART  II.    OTHER  INFORMATION



ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Annual Meeting of Shareholders on December 4, 1996, the Company's shareholders elected all four nominees to the Board of Directors. The results of the voting were as follows:

                 NOMINEE              VOTES FOR       VOTES WITHHELD
                 ---------------      ----------      -------------
                 Bobby Clairday       10,424,300          94,188
                 Don G. Navarro       10,423,300          95,188
                 Ronald W. Parker     10,426,554          91,934
                 Ramon D. Phillips    10,426,819          91,669

     The  shareholders  also  approved the proposed amendment of the Company's
1993  Stock  Award  Plan.    The  results  of  the  voting  were  as  follows:

                                                              BROKER
           FOR               AGAINST         ABSTAIN          NON-VOTES
          ---------          -------         -------          --------
          9,566,716          654,155          43,873          253,744


ITEM  5.    OTHER  INFORMATION

     In January 1997, the Company terminated the agreement with its former licensee in Taiwan, after extensive efforts to resolve problems by mutual agreement. The Company intends to require the former licensee's compliance with its post-termination obligations and to pursue a new licensee who can develop the Pizza Inn business in Taiwan.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     There are no exhibits filed with this report. No reports on Form 8-K were filed in the quarter for which this report is filed.

SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PIZZA INN, INC.
                                        Registrant




                                        By:  /s/Ronald W. Parker
                                             --------------------
                                             Ronald W. Parker
                                             Executive Vice President and
                                             Principal Financial Officer





                                        By:  /s/Elizabeth D. Reimer
                                             ----------------------
                                             Elizabeth D. Reimer
                                             Controller and
                                             Principal Accounting Officer







Dated:  February 11, 1997