Form 10-Q
period 1997-03-30
PIZZA INN INC /MO/
filed 1997-05-14
CIK 718332

SECURITIES  AND  EXCHANGE COMMISSION
                                   WASHINGTON,  D.C.  20549


                                         FORM 10-Q
(Mark  One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           March 30, 1997.

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

           At March 30, 1997, an aggregate of 12,792,892 shares of the registrant's Common Stock, par value of $.01 each (being the registrant's only class of common stock), were outstanding.

                              PIZZA INN, INC.

                                   Index


PART  I.  FINANCIAL  INFORMATION

     Item  1.   Financial  Statements                                    Page

       Condensed Consolidated Statements of Operations
       for the three months and nine months ended March 30, 1997
       and March 24, 1996       . . . . . . . . . . . . . . . . . . . . .   3

       Condensed Consolidated Balance Sheets at
       March 30, 1997 and June 30, 1996       . . . . . . . . . . . . . .   4

       Condensed Consolidated Statements of Cash Flows
       for the nine months ended March 30, 1997
       and March 24, 1996       . . . . . . . . . . . . . . . . . . . . .   5

       Notes to Condensed Consolidated Financial Statements   . . . . . .   6


     Item  2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations   . . . . .   7


PART  II. OTHER  INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K        . . . . . . . . . . . .  9

     Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . .   10




PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                                PIZZA INN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)




                                            Three Months Ended                 Nine Months Ended
                                       -----------------------------     -------------------------------
                                          March 30,      March 24,          March 30,        March 24,
                                             1997           1996              1997             1996
                                       ------------     ------------     --------------     ------------

REVENUES:
     Food and supply sales             $     14,217    $      13,964       $    44,784      $    41,746
     Franchise revenue                        1,581            1,836             4,920            5,458
     Restaurant sales                           679              684             2,009            2,162
     Other income                                26               73                83              237
                                       ------------    -------------      ------------      ------------
                                             16,503           16,557            51,796           49,603
                                       ------------    -------------      ------------      ------------
COSTS AND EXPENSES:
     Cost of sales                           12,737           12,860            40,417           38,733
     Franchise expenses                         795              781             2,217            2,167
     General and administrative
      expenses                                1,187            1,328             3,744            3,953
     Interest expense                           154              194               514              677
                                       ------------     ------------      ------------      ------------
                                             14,873           15,163            46,892           45,530
                                       ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    1,630            1,394             4,904            4,073
     Provision for income taxes                 554              474             1,667            1,385
                                       ------------     ------------      ------------      ------------
NET INCOME                             $      1,076     $        920      $      3,237      $     2,688
                                       ============     ============      ============      ============

NET INCOME PER COMMON SHARE            $       0.08     $       0.07      $       0.24      $      0.19
                                       ============     ============      ============      ============

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                               PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                     March 30,    June 30,
                                                       1997         1996
                                                   -----------    --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $    952  $      653
     Restricted cash and short-term investments,
          (including $0 and $230, respectively,
           pledged as collateral for certain
           letters of credit)                              338         360
     Notes and accounts receivable, less allowance
          for doubtful accounts of $888 and $900,
          respectively                                   7,695       6,652
     Inventories                                         2,030       1,919
     Prepaid expenses and other                            405         466
     Net assets held for sale                               66          70
                                                     ---------   ---------
                                                        11,486      10,120
               Total current assets

PROPERTY, PLANT AND EQUIPMENT, net                       1,970       1,866

PROPERTY UNDER CAPITAL LEASES, net                         977       1,107

DEFERRED TAXES, net                                      9,118      10,687

OTHER ASSETS
     Long-term notes and accounts receivable, less
          allowance for doubtful accounts of $72
          and $63, respectively                            250         149
     Deposits and other                                    407         490
                                                     ---------   ---------

                                                      $ 24,208  $   24,419
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                $  2,000   $   2,000
     Current portion of capital lease obligations          113         109
     Accounts payable - trade                            1,646       2,331
     Accrued expenses                                    2,945       3,158
                                                     ---------   ---------
                Total current liabilities                6,704       7,598

LONG-TERM LIABILITIES
     Long-term debt                                      5,410       6,910
     Long-term capital lease obligations                   909         992
     Other long-term liabilities                           802         813

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized 26,000,000
         shares; outstanding 12,792,892
         and 12,876,801 shares, respectively (after
         deducting shares in treasury:
         March - 1,619,516; June - 1,360,567)              128         129
     Additional paid-in capital                          3,887       3,684
     Retained earnings                                   6,368       4,293
                                                     ---------   ---------
                Total shareholders' equity              10,383       8,106
                                                     ---------   ---------

                                                      $ 24,208  $   24,419
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                               PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                               Nine Months Ended
                                                        ------------------------------
                                                          March 30,         March 24,
                                                            1997              1996
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $      3,237      $      2,688
     Add non-cash items                                        2,088             1,742

Changes in assets and liabilities:
     Accounts and notes receivable                            (1,144)             (293)
     Inventories                                                (111)             (255)
     Accounts payable - trade                                   (685)              464
     Accrued expenses                                           (218)             (114)
     Deferred income                                               5               204
     Other - net                                                  99                26
                                                          ----------      ------------
Cash provided by operating activities                          3,271             4,462
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                 (433)             (534)
     Proceeds from sales of assets                                 -                91
                                                          ----------      ------------
Cash used for investing activities                              (433)             (443)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt and capital
      lease obligations                                       (1,579)           (3,041)
     Proceeds from exercise of stock options                     277               350
     Purchases of treasury stock                              (1,237)           (2,674)
                                                          ----------      ------------
Cash used for financing activities                            (2,539)           (5,365)
                                                          ----------      ------------

Net increase(decrease) in cash and cash equivalents             299            (1,346)
Cash and cash equivalents, beginning of period                   653             1,672
                                                          ----------      ------------
Cash and cash equivalents, end of period               $         952   $           326
                                                          ==========      ============


--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         473   $           660
     Income taxes                                                110                80






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

(2) For the three and nine months ended March 30, 1997, common stock equivalents were 878,567 and 853,984 respectively, and the total weighted average number of shares considered to be outstanding were 13,755,431 and 13,770,208, respectively. For the three and nine months ended March 24, 1996, common stock equivalents were 901,492 and 778,681, respectively, and the total weighted average number of shares considered to be outstanding were 14,054,717 and 14,079,232, respectively.

(3) In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 28, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement.

                    Three Months Ended          Nine Months Ended
                   -------------------         -------------------
                   March 30,  March 24,        March 30,  March 24,
                     1997       1996             1997       1996
                   ---------  ---------        ---------  --------
 Basic EPS         $   .08    $   .07          $   .25    $   .20
 Diluted EPS           .08        .07              .24        .19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter and nine months ended March 30, 1997 compared to the quarter and nine months ended March 24, 1996.

     Net income for the third quarter of the current fiscal year rose 17% to $1,076,000 or $.08 per share compared to $920,000 or $.07 per share for the same quarter last year. For the nine months ended March 30, 1997, net income increased 20% to $3,237,000 or $0.24 per share, from $2,688,000 or $0.19 per share  for  the  same  period  last  year.

     Food and supply sales from the Company's distribution division increased 2% for the quarter and 7% for the nine month period, compared to the same periods last year. The increase was due to growth in chainwide domestic retail sales, as well as increased market share on sales of non-proprietary food and equipment to both international and domestic franchisees. Increases in the market price of certain commodities, primarily cheese, during the first two quarters of the current year also contributed to the sales increase.

     Franchise revenue, which includes income from royalties, license fees and area development ("A.D.") sales, decreased 14% for the quarter and 10% for the nine month period. This was primarily due to lower income from A.D. sales in the current year. The timing and amount of proceeds from A.D. sales vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of new area development rights for South Korea, the Philippines and Palestine.

     Restaurant sales, which consist of sales from Company operated training units, decreased 1% and 7% for the quarter and nine month periods, respectively, compared to the same periods last year. This was primarily the result of the closing during the third quarter of fiscal 1996 of one of the units that was not required due to the opening of a new corporate training center and testing facility.

     Cost  of sales decreased 1% for the quarter and increased 4% for the nine
month  period.    During  both periods, product purchases increased due to the growth in food and supply sales to the Company's franchisees. These increases were offset by cost savings achieved through fleet modernization and routing efficiencies, increased labor productivity and improved buying power through
volume  purchasing.    During the quarter, these cost savings more than offset
cost increases related to the growth in food and supply sales. Cost of sales as a percentage of food and supply sales was lower during both current year periods, as a result of the cost savings mentioned here, as well as variations in seasonal cost patterns of key commodities from year to year.

     Franchise expenses increased 2% for both the quarter and nine month periods. These small increases reflect additional expenditures for sales, training and field service personnel, as well as increases in expenses related to marketing the Company's franchising opportunities.

     General and administrative expenses decreased 11% and 5% for the quarter and nine months, respectively, as the Company continues to focus on holding down costs not directly related to franchise service and product distribution areas of the business.

     Interest expense decreased 21% and 24% for the three and nine month periods, respectively, as a result of lower average debt balances and lower interest rates.


                       LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $3.3 million for the first nine months of fiscal 1997, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company utilized cash primarily to pay down debt, making $1.5 million in scheduled principal payments during the first three fiscal quarters. Cash of $1,237,000 was also used to purchase shares of the Company's own common stock during the first nine months of fiscal 1997.

     In September 1996, the Company signed an agreement for the sale of exclusive operating and franchising rights in South Korea, for a total cash price of $800,000 ($687,000 net of certain expenses). In March 1997, the
Company  signed  an  agreement  for  the  sale  of  exclusive  operating  and franchising rights in Palestine, for a total cash price of $300,000. These agreements, along with other area development agreements signed during the last four years, contain development commitments for significant unit growth
over  the  next  five  years.    Related  growth  in  royalties  and  product
distribution sales are expected to provide adequate working capital. The occurrence of any additional area development sales, which cannot be predicted with any certainty, would also provide significant infusions of cash. External sources of cash are not expected to be required in the foreseeable future.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $22 million and expire in 2005) to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of certain temporary differences described below, to fully realize its net deferred tax asset balance ($9.1 million as of March 30, 1997). Taxable income in future years at the same level as fiscal 1996 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

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







Dated:  May 14, 1997