Form 10-K
period 1997-06-29
PIZZA INN INC /MO/
filed 1997-09-29
CIK 718332

SECURITIES  AND  EXCHANGE COMMISSION
                                   WASHINGTON,  D.C.  20549


                                         FORM 10-K
(Mark  One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 1997. Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from      to      .

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

           At September 8, 1997, there were 12,768,685 shares of the registrant's Common Stock outstanding, and the aggregate market value of registrant's Common Stock held by non-affiliates was $41,366,347, based upon the average of the bid and ask prices.

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

                         DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 1997, have been incorporated by reference in Part III of this report.

                                 PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" .

     On September 8, 1997, the Pizza Inn system consisted of 494 units, including five Company operated units (which are used for product testing and franchisee training, in addition to serving customers) and 489 franchised units. The domestic units are comprised of 323 full service units, 35 delivery/carry-out units and 71 Express units. The international units are comprised of 33 full service units, 12 delivery/carry-out units and 20 Express units. Pizza Inn units are currently located in 18 states and 19 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for
approximately  30%,  15%  and  11%,  respectively,  of  the  total.    Norco
Manufacturing and Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full-Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (The Original Thin Crust, New York Pan, and Italian Crust, with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full-Service units are between 3,300 and 4,400 square feet in size and seat 130 to 180 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

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

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full-Service unit, $7,500 for a Delco and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full- Service unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit, plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full-Service or Delco and 5% of gross sales for an Express unit, and (v) required advertising expenditures of at least 4% of gross sales for a Full-Service unit, 5% for a Delco and 2% for an Express unit.

     The Company has adopted a franchising strategy which has three major components: continued development within existing Pizza Inn market areas, development of selected new domestic territories, and continued growth in the international arena. As a cornerstone of this approach, the Company offers, to certain experienced restaurant operators, area developer rights in both new and existing domestic markets. An area developer pays a negotiated fee to purchase the right to operate or develop, along with the Company, Pizza Inn restaurants within a defined territory, typically for a term of 20 years plus renewal options for 10 years. The area developer agrees to a new store development schedule and assists the Company in local franchise service and quality control. In return, half of the franchise fees and royalties earned on all units within the territory are retained by the area developer during the term of the agreement. The Company offers similar master franchise rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties.

     As with area developers, a master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined foreign territory, typically for a term of 20 years plus renewal options for ten years. The master licensee agrees to a new store development schedule and the Company trains the master licensee to monitor and assist franchisees in their territory with local franchise service and quality control, with support from the Company. In return, the master licensee typically retains half the franchise fees and approximately half the royalties on all units within the territory during the term of the agreement. While all Pizza Inn restaurants opened in an area developer's territory enter into franchise agreements with the Company, a master licensee may open restaurants owned and operated by the master licensee, or they may open sub-franchised restaurants owned and operated by third parties through agreement with the master licensee.

     In July 1997, the Company repurchased the area developer rights for the majority Tennessee and portions of Kentucky for approximately $986,000. Restaurants operating or developed in the repurchased territory will now pay all royalties and franchisee fees directly to Pizza Inn, Inc.

FOOD  AND  SUPPLY  DISTRIBUTION

     The Company's Norco division offers substantially all of the food and paper products, equipment and other supplies necessary to operate a Pizza Inn restaurant. Franchisees are required to purchase from Norco certain food products which are proprietary to the Pizza Inn system. The vast majority of franchisees also purchase other supplies and equipment from Norco.

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




ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation which creates and produces print advertisements, television and radio commercials, and promotional materials for use by its members. Each operator of a domestic Full-Service or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full-Service and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 8, 1997, the Company and substantially all of its domestic franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales to the Company to help fund Express unit marketing materials and similar expenditures. International operators do not participate in PIAP; however, like all other franchisees, they are required to conduct local area advertising. The Company works with foreign master licensees on local advertising and reserves the right to review all such advertising before publication or broadcast.

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

     The Company requires all units to satisfy certain quality standards governing the products and services offered through use of the Company's trademarks. The Company has a staff of field representatives, whose responsibilities include periodic visits to provide advice in operational, sales building and cost control activities and to evaluate compliance with the Company's quality standards.

TRAINING

     The Company offers training programs for the benefit of franchisees and their restaurant managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, local store marketing, personnel management, and other aspects of restaurant operation. The training programs include group classes, supervised work in Company operated units and the Company's training center, and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video tapes and printed materials produced by the Company.

WORKING  CAPITAL  PRACTICES

     The Company's Norco division maintains a sufficient inventory of food and other consumable supplies which it distributes to Pizza Inn units on a weekly basis, plus certain other items ordered on an irregular basis. The Company's accounts receivable consist primarily of receivables from food and supply sales and accrued franchise royalties.

GOVERNMENT  REGULATION

     The Company is subject to registration and disclosure requirements and other restrictions under federal and state franchise laws. The Company's Norco division is subject to various federal and state regulations, including those regarding transportation of goods, food labeling and distribution, and vehicle licensing.

     The development and operation of Pizza Inn units are subject to federal, state and local regulations, including those pertaining to zoning, public health, and alcoholic beverages, where applicable. Some restaurant employees are paid at rates related to the minimum wage established by federal and state law. Increases in the federal minimum wage can result in higher labor costs for the Company and its franchisees, which may be partially offset by price increases or operational efficiencies.

EMPLOYEES

     On September 8, 1997, the Company had approximately 274 employees, including 64 in the Company's corporate office, 79 at its Norco division, and 57 full-time and 74 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.


COMPETITION

     The restaurant business is highly competitive. The Company and its franchisees compete with other national and regional pizza chains, independent pizza restaurants, and other restaurants which serve moderately priced foods. The Company believes that Pizza Inn units compete primarily on the basis of the quality and overall value of their menu, the consistency and level of service, and the location and attractiveness of their restaurant facilities. Because of the importance of brand awareness, the Company has increased its emphasis on market penetration and cooperative advertising by franchisees.

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

     The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in 2001.

     On September 8, 1997, all five of the Company operated Pizza Inn restaurants (all located in Texas) were leased. The Company also owns one restaurant property which it leases to a former franchisee. The Company operated units range in size from approximately 1,000 to 4,000 square feet and incur annual minimum rent between $6.80 and $20.00 per square foot. Most of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes.




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

     On August 5, 1997, the Company entered into a settlement agreement regarding a lawsuit against Choyung International, Inc. ("Choyung") in the Seoul District Court in Korea. Pursuant to the terms of the settlement, Choyung agreed to comply with its post-termination obligations of returning all  trademarks  to  the  Company  and  de-identifying  all  former  Pizza Inn
restaurant  locations.    The  Company  and  Choyung  also entered into mutual
releases  and  dismissed  all  pending  litigation.

     Certain other pending legal proceedings exist against the Company which the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1997.

                                   PART II

ITEM  5  -  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

     On September 8, 1997, there were 3,016 stockholders of record of the Company's Common Stock.

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

                                                    Bid
                                             ------------------
                                               High      Low
                                             --------   -------

1996
            First Quarter Ended 9/24/95      4  1/16    3  3/16
            Second Quarter Ended 12/24/95    4  1/2     3  5/8
            Third Quarter Ended 3/24/96      4  7/8     3  3/4
            Fourth Quarter Ended 6/30/96     5  3/16    4  1/8

1997
            First Quarter Ended 9/29/96      4  13/16   3  11/16
            Second Quarter Ended 12/29/96    5          4  1/4
            Third Quarter Ended 3/30/97      4  7/8     3  7/8
            Fourth Quarter Ended 6/29/97     4  1/4     3  1/4


     On August 21, 1997 the Board of Directors of the Company declared a quarterly cash dividend of $.06 per share payable October 24 to shareholders of record on October 10, 1997. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 29, 1997, and should be read in conjunction with the financial statements and schedules in Item 8 of this report.



                                                                         Year Ended
                                               ----------------------------------------------------------------
                                               June 29,   June 30,   June 25,        June 26,         June 27,
                                                 1997       1996       1995            1994             1993
                                               ---------  ---------  ---------       ---------       ----------
                                                           (In thousands, except per share amounts)

SELECTED INCOME STATEMENT DATA:

    Total revenues                             $  69,123  $  69,441  $  62,044       $  57,378       $  53,468
    Income before income taxes
       and extraordinary item                      6,860      5,921      4,845           3,899           2,444
    Income before extraordinary item               4,528      3,908      3,198           2,573           1,406
    Income before extraordinary
       item per common share                         .33        .28        .22             .18             .11
    Net income                                     4,528      3,908      3,198           2,573           2,186  (1)
    Income per common share                          .33        .28        .22             .18             .17

SELECTED BALANCE SHEET DATA:
    Total assets                                  24,310     24,419     25,803          27,234          26,018
    Long-term debt and capital                     7,789      7,902     11,039          14,538          15,600
      lease obligations
    Redeemable Preferred Stock                         -          -          -               -  (2)      3,371

(1)      Includes  an  extraordinary  gain  of  $780,000  from the utilization of operating loss carryforwards.
(2)      During  fiscal  1994,  the  Company  redeemed  all outstanding shares of Redeemable Preferred Stock in exchange  for  Common  Stock  and  cash.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

FISCAL  1997  COMPARED  TO  FISCAL  1996

     Earnings per share for fiscal year ended June 29, 1997 grew 18% to $.33 from $.28. Net income increased 16% to $4.5 million from $3.9 million in the prior year. Pre-tax income also increased 16% to $6.9 million from $5.9 million. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $20.6 million at June 29, 1997, reduce the income taxes paid by the Company from the 34% rate expensed on its statements of operations to approximately 2%.

     Results of operations for fiscal 1997 include 52 weeks versus 53 weeks for fiscal 1996. The effect of the additional week on prior year revenues and net income was an increase of approximately 2%.

     Food and supply sales by the Company's distribution division were up slightly from last year. Increased market share on the sale of non-proprietary food, supplies and equipment offset the decrease resulting from the additional week in the prior fiscal year.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 9% or $662,000 in fiscal 1997. This was primarily due to lower income from Territory sales in the current year. Proceeds from Territory sales vary depending on size, demographics and current market development in the Territories. The timing and recognition of Territory sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of new Territory rights for South Korea, the Philippines, Brazil, the Palestinian territories and Puerto Rico. Current year royalties also decreased 5% or $270,000, primarily due to the effect of the additional week of operations in fiscal 1996, as well as the closure during fiscal 1996 of all 39 units in Korea upon termination of the Company's agreement with its former master licensee.

     Restaurant sales, which consist of sales from Company operated training units, decreased 8% or $238,000 during the current year. This was primarily the result of the closing during the third quarter of fiscal 1996 of one of the Company operated units.

     Cost of sales decreased 1% during fiscal 1997. While product purchases increased as a result of slightly higher food and supply sales to the Company's franchises, this was offset by cost efficiencies in other areas. Fleet modernization and improvements in routing have reduced transportation costs, warehouse productivity is up, and the Company continues to find opportunities to improve the purchasing process.

     Franchise expenses include selling, general and administrative expenses, primarily wages and travel expenses, directly related to the sale and service of franchises and Territories. These costs have remained at the same level as last year.

     General and administrative expenses decreased 9% or $474,000 in the current year. In fiscal 1997 the Company incurred fewer legal fees related to international litigation. In addition, fiscal 1996 included a one-time charge of $95,000 to write down assets to market value at two Company operated units.

     Interest expense decreased 24% or $213,000 in fiscal 1997, as the result of lower debt balances and lower average interest rates.

     During fiscal 1997, a total of 67 new Pizza Inn franchise units were opened for business. Domestically, 31 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. In addition, 20 international units were closed, including all 19 units operated by the Company's former licensee in Taiwan.

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

     Results of operations for fiscal 1996 include fifty-three weeks versus fifty-two weeks for fiscal 1995. The effect of the additional week on fiscal 1996 revenues and net income was an increase of approximately 2%.

     Revenues for fiscal 1996 were up 12% to $69.4 million from $62 million in fiscal 1995. Food and supply sales grew 14% in fiscal 1996. This was partially the result of continued growth in domestic chainwide retail sales, which grew 5%. Additional factors contributing to growth in food and supply sales were increased market share on sales of non-proprietary food ingredients and equipment, as well as increases in the market price of certain commodities.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, increased 8% or $523,000 in fiscal 1996 due to higher royalties and Territory sales, partially offset by lower license fees. Fiscal 1996 Territory sales include installments on the sale of Territory rights for Arkansas, portions of Missouri, North Carolina and South Carolina, as well as the Philippines. Revenue from royalties was up due to growth in domestic retail sales and international store openings at higher effective royalty rates than existing
units.   The  increase  in revenue occurred despite the closing during fiscal
1996 of all units in Korea, which paid less than $150,000 in annual royalties.
 Fiscal 1996 license fees were down because more stores opened in Territories.

     Restaurant sales decreased $219,000 in fiscal 1996 as a result of closing one of the Company operated units that was not required for training or other purposes.

     Other income consists primarily of interest income and non-recurring revenue items. Other income increased because fiscal 1996 includes a lawsuit settlement and a gain on the sale of a sublease.

     Cost of sales increased 11% or $5.4 million in fiscal 1996. This increase is directly related to the growth in food and supply sales to the Company's franchisees. It includes the direct cost of increased product volume, as well as proportionate increases in direct transportation and warehouse costs. As a percentage of food and supply sales, cost of sales is slightly lower during fiscal 1996 due to cost improvements achieved through fleet modernization and routing efficiencies, increased labor productivity and improved buying power through volume purchasing.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These costs increased 10% or $282,000 in fiscal 1996. This increase reflects investments in additional training and field service personnel and increases in related costs of providing services to franchisees.

     General and administrative expenses increased 11% in fiscal 1996. This was due to the implementation of a new computer system, which resulted in additional expenses related to hardware, software, programming and support. Expenses for fiscal 1996 also include a one-time charge of $95,000 to write down assets to market value at two Company operated units.

     During fiscal 1995, certain sales and property tax liabilities were settled for amounts lower than estimated in previous years. A one-time credit of $531,000 ($350,000 net of tax) reflects the adjustment of the excess tax accrual.

     Interest expense decreased 32% or $417,000 during fiscal 1996. Average debt balances were 25% lower as the Company made $2.1 million in scheduled principal payments and $1.4 million in voluntary principal payments. The average interest rate was also slightly lower in fiscal 1996.

     During fiscal 1996, a total of 73 new Pizza Inn franchise units were opened for business, an 11% increase over the 66 locations opened during fiscal 1995. A total of 32 units were closed by franchisees or terminated by the Company in fiscal 1996, typically because of unsatisfactory standards of operation or poor performance, compared to 33 units in fiscal 1995. In addition, all 39 units operated by the Company's former licensee in Korea were closed during fiscal 1996, after the Company terminated the license following extensive efforts to resolve problems by mutual agreement. In September 1996, the Company granted a new license to a Seoul, Korea-based firm to be the Company's exclusive operator and subfranchisor in Korea.

                             FINANCIAL CONDITION

     Cash and cash equivalents increased $1.4 million in fiscal 1997, as the Company generated cash flow from operations beyond that required for debt repayment, capital expenditures and open market purchases of the Company's own common stock. Scheduled debt payments of $2 million in the current year reduced debt from $8.9 million to $6.9 million at June 29, 1997. During fiscal 1997, the Company also used $1.9 million in working capital to acquire 421,700 shares of its own common stock at prevailing prices on the open market.

     At June 28, 1993, upon adoption of SFAS 109, the Company recorded a net deferred tax asset of $15.4 million, primarily representing the benefit of pre-reorganization net operating loss carryforwards which expire in 2005. The net deferred tax asset was recorded as a reduction of intangibles to the extent available ($13.7 million), and then as an increase in additional paid-in capital ($1.7 million). At June 29, 1997, the net deferred tax asset balance was $8.5 million.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $1.4 million related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 1997 would be more than sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable. Expansion of the Company's
franchise   base,  through  the  sale  of  new  franchises  and   Territories
with agreements containing minimum required development schedules,is  expected to cause future growth in the Company's royalties, franchise fees and distribution sales. These factors are expected to contribute to growth in future taxable income and should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $20.6 million and expire in 2005) to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. Carryforwards resulting from losses incurred after the Company's reorganization in September 1990 were reflected as an extraordinary item, reducing a portion of income tax expense on the statement
of  operations  for  the  first  three  quarters  of  fiscal  1993.    When
post-reorganization carryforwards were exhausted, the Company began utilizing its pre-reorganization carryforwards, which require a different accounting
treatment.              In accordance with SFAS 109, these carryforwards, when
utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. Beginning in the last quarter of fiscal 1993, this has caused the Company to reflect an amount for federal income tax expense at the corporate rate of 34% on its statement of operations. This rate is significantly different from the alternative minimum tax that it actually pays (approximately 2% of taxable income).

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

                          LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $5.4 million in fiscal 1997 and was used primarily to service debt, to acquire the Company's common stock, and to fund capital expenditures.

     The Company reduced its term loan balance from $8.9 million at June 30, 1996 to $6.9 million at June 29, 1997. In August 1997, the Company signed an agreement with its current lender to refinance its existing debt under a new revolving credit facility. The new $9.5 million revolving credit line combines the Company's existing $6.9 million term loan with its $1 million revolving  credit  line,  plus  an  additional  $1.6  million revolving credit
commitment.    The  new  agreement  extends  through  August  1999.

     During fiscal 1997, the Company purchased 421,700 shares of its own common stock on the open market for a total price of $1.9 million, bringing the number of shares purchased over the last three years to 1,790,416, including 662,094 shares purchased on favorable terms from a former lender. All reacquired shares will be held as treasury stock until retired.

     Capital expenditures during fiscal 1997 included remodels for several Company operated training restaurants, leasehold improvements for a new corporate training center and testing facility, and updating the distribution division offices. During fiscal 1997, the Company entered into leases for five new distribution trailers, which were classified as operating leases, and retired five older trailers.

     The  Company's  future  requirements  for  cash  relate primarily to debt repayment, the periodic purchase of its own common stock, capital expenditures and payment of dividends on its common stock. Although the new loan agreement does not require the Company to make any scheduled debt reductions, the Company plans to continue using excess cash to retire debt. The Company currently considers its common stock to be undervalued, and plans to continue purchasing its own shares on the open market. Anticipated capital expenditures include warehouse improvements and information systems updates. In August 1997, the Board of Directors of the Company declared a quarterly dividend on the Company's common stock. The dividends are payable in October 1997 and will require approximately $800,000 or $0.06 per share in cash. Declaration of future dividends will be at the discretion of the Board of Directors.

     In July 1997, the Company repurchased the area developer rights for the majority of Tennessee and Kentucky for approximately $986,000 in cash. Restaurants operating or developed in the repurchased territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc.

     The Company's primary sources of cash are royalties, license fees and Territory sales, as well as sales from the distribution division. Existing area development and master license agreements contain development commitments that should result in future chainwide growth. Related growth in royalties and distribution sales are expected to provide adequate working capital to supply the needs described above. The signing of any new area development or master license agreements, which cannot be predicted with certainty, would also provide significant infusions of cash.





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

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain projections and other forward-looking statements that are not historical facts and are subject to various risks and uncertainties, including but not limited to, changes in demand for Pizza Inn products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients, and restrictions on international trade and business.

                                PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedules:



FINANCIAL  STATEMENTS                                                 PAGE NO.


Report  of  Independent  Accountants.                                       15

Consolidated  Statements  of  Operations  for  the  years  ended
     June  29,  1997,  June  30,  1996,  and  June  25,  1995.              16

Consolidated  Balance  Sheets  at  June  29,  1997  and  June 30, 1996.     17

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  29,  1997,  June  30,  1996,  and  June  25,  1995.       18

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     June  29,  1997,  June  30,  1996,  and  June  25,  1995.              19

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

                     REPORT OF INDEPENDENT ACCOUNTANTS


To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. (the "Company") and its subsidiaries at June 29, 1997 and June 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE  WATERHOUSE  LLP

Dallas,  Texas
August  21,  1997

PIZZA INN, INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In thousands, except per share amounts)


                                                      Year Ended
                                          ----------------------------------
                                          June 29,     June 30,    June 25,
                                            1997         1996        1995
                                          ---------  ------------  ---------

REVENUES:
     Food and supply sales                $  59,557  $    58,823   $  51,820
     Franchise revenue                        6,750        7,412       6,889
     Restaurant sales                         2,696        2,934       3,153
     Other income                               120          272         182
                                          ---------  ------------  ---------
                                             69,123       69,441      62,044
                                          ---------  ------------  ---------
COSTS AND EXPENSES:
     Cost of sales                           53,744       54,273      48,881
     Franchise expenses                       2,978        3,019       2,737
     General and administrative expenses      4,879        5,353       4,820
     Non-recurring gain                           -            -        (531)
     Interest expense                           662          875       1,292
                                          ---------  ------------  ---------
                                             62,263       63,520      57,199
                                          ---------  ------------  ---------

INCOME BEFORE INCOME TAXES                    6,860        5,921       4,845
     Provision for income taxes               2,332        2,013       1,647
                                          ---------  ------------  ---------
NET INCOME                                $   4,528  $     3,908   $   3,198
                                          =========  ============  =========

NET INCOME PER COMMON SHARE               $    0.33  $      0.28   $    0.22
                                          =========  ============  =========

See  accompanying  Notes  to  Consolidated  Financial  Statements

PIZZA INN, INC.
CONSOLIDATED  BALANCE  SHEETS
(In thousands)


                                                          June 29,      June 30,
                                                            1997          1996
                                                          ---------     ---------

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                            $   2,037    $      653
     Restricted cash and short-term investments,
          (including $0 and $230, respectively, pledged
            as collateral for certain letters of credit)        295           360
     Accounts receivable, less allowance for doubtful
          accounts of $939 and $781, respectively             6,711         5,875
     Notes receivable, less allowance for doubtful
          accounts of $60 and $119, respectively                593           777
     Inventories                                              2,224         1,919
     Prepaid expenses and other                                 452           536
                                                          ---------     ---------
               Total current assets                          12,312        10,120

PROPERTY, PLANT AND EQUIPMENTS, net                           2,044         1,866

PROPERTY UNDER CAPITAL LEASES, net                              934         1,107

DEFERRED TAXES, net                                           8,492        10,687

OTHER ASSETS
     Long-term notes receivable, less allowance
          for doubtful accounts of $122
          and $63, respectively                                 149           149
     Deposits and other                                         379           490
                                                          ---------     ---------

                                                          $  24,310     $  24,419
                                                          =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of long-term debt                    $       -     $   2,000
     Current portion of capital lease obligations               115           109
     Accounts payable - trade                                 1,482         2,331
     Accrued expenses                                         2,917         3,158
                                                          ---------     ---------
                Total current liabilities                     4,514         7,598

LONG-TERM LIABILITIES
     Long-term debt                                           6,910         6,910
     Long-term capital lease obligations                        879           992
     Other long-term liabilities                                786           813

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,713,562
         and 12,876,801 shares, respectively (after
         deducting shares in treasury:
         1997 - 1,790,416; 1996 - 1,360,567)                    127           129
     Additional paid-in capital                               4,061         3,684
     Retained earnings                                        7,033         4,293
                                                          ---------     ---------
                Total shareholders' equity                   11,221         8,106
                                                          ---------     ---------

                                                          $  24,310     $  24,419
                                                          =========     =========

See  accompanying  Notes  to  Consolidated  Financial  Statements

PIZZA INN, INC.
CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
(In thousands)


                                                                                 Retained
                                                                 Additional      Earnings
                                                Common Stock       Paid-In     (Accumulated
                                              Shares    Amount     Capital        Deficit)      Total
                                             -------  --------   ------------  --------------  --------

BALANCE, JUNE 26, 1994                       13,807       138         4,749             256       5,143

Stock options exercised                         121         1           177               -         178
Management shares issued                         18         -            49               -          49
Purchase of treasury stock                     (419)       (4)       (1,001)           (161)     (1,166)
Net income                                        -         -             -           3,198       3,198
                                              -------  --------   ------------  --------------  --------

BALANCE, JUNE 25, 1995                       13,527       135         3,974           3,293       7,402

Stock options exercised                         291         3           491               -         494
Purchases of treasury stock                    (941)       (9)         (781)         (2,908)     (3,698)
Net income                                        -         -             -           3,908       3,908
                                              -------  --------   ------------  --------------  --------

BALANCE, JUNE 30, 1996                       12,877   $   129   $     3,684   $       4,293     $ 8,106

Stock options exercised                         267         2           503               -         505
Purchases of treasury stock                    (430)       (4)         (126)         (1,788)     (1,918)
Net income                                        -         -             -           4,528       4,528
                                             -------  --------   ------------  --------------  ---------
BALANCE, JUNE 29, 1997                       12,714    $  127   $     4,061    $      7,033     $11,221
                                             =======  ========   ============  ==============  =========


See  accompanying  Notes  to  Consolidated  Financial  Statements

PIZZA INN, INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In thousands)


                                                                        Year Ended
                                                          ---------------------------------------
                                                           June 29,        June 30,     June 25,
                                                             1997            1996         1995
                                                          ----------     ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $   4,528      $   3,908   $   3,198
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                              707            595         500
     Provision for doubtful accounts and notes receivable       110              -           -
     Utilization of pre-reorganization net operating
       loss carryforwards                                     2,195          1,895       1,550
     Non-recurring gain                                           -              -        (531)
Changes in assets and liabilities:
     Restricted cash and other short-term investments            65             (7)        (64)
     Notes and accounts receivable                             (762)        (1,002)       (495)
     Inventories                                               (305)          (329)        196
     Accounts payable - trade                                  (849)         1,147        (333)
     Accrued expenses                                           (94)           (83)       (238)
     Deferred franchise revenue                                (147)          (100)       (901)
     Prepaid expenses and other                                 (23)           195        (125)
                                                          ----------     ----------  ----------
Cash provided by operating activities                         5,425          6,219       2,757
                                                          ----------     ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                      (628)          (639)       (955)
     Proceeds from sales of assets                                -             84         420
                                                          ----------     ----------  ----------
Cash used for investing activities                             (628)          (555)       (535)
                                                          ----------     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of debt                                      (2,000)        (3,479)     (2,487)
     Proceeds from exercise of stock options                    505            494         179
     Purchases of treasury stock                             (1,918)        (3,698)     (1,166)
                                                          ----------    -----------  ----------

Cash used for financing activities                           (3,413)        (6,683)     (3,474)
                                                          ----------    -----------  ----------

Net increase (decrease) in cash and cash equivalents          1,384         (1,019)     (1,252)
Cash and cash equivalents, beginning of period                  653          1,672       2,924
                                                          ----------     ----------  ----------
Cash and cash equivalents, end of period                  $   2,037    $       653   $   1,672
                                                          ==========     ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                      Year Ended
                                                          ------------------------------------
                                                           June 29,     June 30,     June 25,
                                                             1997         1996         1995
                                                          ----------  ------------  ----------

CASH PAYMENTS FOR:
     Interest                                             $     612   $       880   $   1,320
     Income taxes                                               150           110          60

NONCASH FINANCING AND INVESTING ACTIVITIES:
     Notes received upon sale of assets and area                  -             -         511
        development territories
     Capital lease obligations incurred                           -           477         659

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

On June 29, 1997 the Pizza Inn system consisted of 484 locations, including five Company operated units and 479 franchised units. They are currently franchised in 18 states and 19 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 30%, 15%, and 11%, respectively, of the total. Norco Manufacturing and Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PRINCIPLES  OF  CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All appropriate intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

CASH  AND  CASH  EQUIVALENTS:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED  CASH  AND  OTHER  SHORT-TERM  INVESTMENTS:

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of letters of credit to reinsurers to secure unearned premium and loss reserves. At June 29, 1997, these letters of credit were secured under the Company's revolving line of credit. At June 30, 1996, time deposits and short-term investments in the amount of $230,000 were pledged as collateral for these letters of credit. Unearned premium and loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

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


ACCOUNTS  RECEIVABLE:

Accounts receivable consist primarily of receivables from food and supply sales and accrued franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. For the year ended June 29, 1997, a provision of $110,000 was included in cost of sales in the statement of operations. No provision was recorded for the years ended June 30, 1996 and June 25, 1995.

NOTES  RECEIVABLE:

Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 8% to 12%. The carrying amount of notes receivable currently approximates fair value. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. No provision was recorded for the years ended June 29, 1997, June 30, 1996 and June 25, 1995.

INCOME  TAXES:

Under SFAS 109, deferred tax assets and liabilities result from differences between the financial statement carrying amounts of existing assets and liabilities compared to their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are projected to be recovered.

TREASURY  STOCK:

The excess of the cost of shares acquired for the treasury over par value is allocated to additional paid-in capital based on the per share amount of additional capital for all shares in the same issue, with any difference charged to retained earnings. All reacquired shares will be held in treasury until retired.

DISTRIBUTION  DIVISION  OPERATIONS:

The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales."

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 29, 1997, June 30, 1996 and June 25, 1995, 78%, 75%, and 79%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 29, 1997, June 30, 1996 and June 25, 1995 were $1,154,000,
$1,630,000  and  $1,054,000  respectively.

NON-RECURRING  GAIN:

During the year ended June 25, 1995, the Company settled certain sales and property tax liabilities for amounts lower than previously estimated. The excess tax accruals, which had been classified as other long-term liabilities, were reversed and recorded as a non-recurring gain in the statement of operations.

NET  INCOME  PER  COMMON  SHARE:

Net income per common share is computed based on the weighted average number of common and equivalent shares outstanding during each period. Common stock equivalents include shares issuable upon exercise of the Company's stock options. For the years ended June 29, 1997, June 30, 1996, and June 25, 1995, the weighted average number of shares considered to be outstanding were 13,707,249 and 14,007,380 and 14,234,431, respectively. Fully diluted earnings per share is not presented because the effect of considering any potentially dilutive securities is immaterial.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The carrying amounts of short-term investments, accounts and notes receivable, and debt approximate fair value.

USE  OF  MANAGEMENT  ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal year ended June 29, 1997 contained 52 weeks, fiscal year ended June 30, 1996 contained 53 weeks, and fiscal year ended June 25, 1995 contained 52 weeks.

NEW  PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income", and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The adoption of these pronouncements is not expected to have a significant effect on the Company.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and assets under capital leases consist of the following (in thousands):


                                    June 29,    June 30,
                                      1997        1996
                                   ----------  ----------

Property, plant and equipment:
Equipment, furniture and fixtures  $   3,732   $   3,337
Leasehold improvements                 1,224         992
                                   ----------  ----------
                                       4,956       4,329
Less: accumulated depreciation        (2,912)     (2,463)
                                   ----------  ----------
                                   $   2,044   $   1,866
                                   ==========  ==========
Assets under capital leases:
Real Estate                        $     118   $     118
Equipment                              1,396       1,396
                                   ----------  ----------
                                       1,514       1,514
Less: accumulated amortization          (580)       (407)
                                   ----------  ----------
                                   $     934   $   1,107
                                   ==========  ==========


Depreciation and amortization expense was $707,000, $595,000 and $508,000 for the years ended June 29, 1997, June 30, 1996, and June 25, 1995, respectively.

NOTE  C  -  ACCRUED  EXPENSES:
Accrued expenses consist of the following (in thousands):



                                 June 29,   June 30,
                                   1997       1996
                                 ---------  ---------

Compensation                     $   1,145  $   1,295
Taxes other than income                206        222
Insurance loss reserves                183        239
Legal and other professional fees      309        241
Deferred franchise revenue             624        772
Other                                  450        389
                                 ---------  ---------
                                 $   2,917  $   3,158
                                 =========  =========


NOTE  D  -  LONG-TERM  DEBT:

The following table summarizes the components of long-term debt (in thousands):


                                                June 29,    June 30,
                                                  1997        1996
                                               ----------  ----------

Note payable under a term loan facility        $       -   $   8,910
Note payable under a revolving line of credit      6,910           -
                                               ----------  ----------
                                               $   6,910   $   8,910
Less current portion                                   -     ( 2,000)
                                               ----------  ----------
                                               $   6,910   $   6,910
                                               ==========  ==========


In December 1994, the Company entered into a loan agreement (the "Loan Agreement") with two banks, in which the Company refinanced its existing indebtedness of $14 million under a term loan facility which was to mature in November 1998. The Loan Agreement also provided for a $1 million revolving credit line, which was renewable in November 1997. Interest on both the term loan and the revolving credit line was payable monthly. Interest was provided for at a rate equal to prime plus an interest rate margin from 0.5% to 1.25% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin was based on the Company's performance under certain financial ratio tests. A 0.5% annual commitment fee was payable on any unused portion of the revolving credit line. As of June 29, 1997, the Company's effective interest rate was 6.94% (with a Eurodollar rate basis).

Principal payments on the term loan were payable quarterly, with a balloon payment due at the end of the term. The Loan Agreement contained covenants which, among other things, required the Company to satisfy certain financial ratios and restricted additional debt and payment of dividends. As of June 29, 1997, the Company was in compliance with all of its debt covenants. The indebtedness was secured by essentially all of the Company's assets.

In August 1997, the Company signed a new agreement (the "New Loan Agreement") with its current lender, Wells Fargo, to refinance its existing debt under a new revolving credit facility. The new $9.5 million revolving credit line combines the Company's existing $6.9 million term loan with its $1 million revolving credit line, plus an additional $1.6 million revolving credit commitment. The revolving credit note matures in August 1999 and is secured by essentially all of the Company's assets.

Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.5% annual commitment fee is payable on any unused portion of the revolving credit line.

The New Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt. In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced", the entire balance outstanding under the Loan Agreement at June 29, 1997 has been classified as long-term to reflect the provisions of the New Loan Agreement.

NOTE  E  -  INCOME  TAXES:

As discussed in Note A, the Company adopted SFAS 109, "Accounting for Income Taxes", effective June 28, 1993, which changed its method of accounting for income taxes from the deferred method to the liability method. The cumulative effect of adoption of SFAS 109 was a balance sheet benefit of $15.4 million. At June 29, 1997, the deferred tax asset balance was $8.5 million.

Income tax expense for the three years ended June 29, 1997, June 30, 1996, and June 25, 1995, is computed by applying the applicable U.S. corporate income tax rate of 34% to net income before income taxes.

Income tax expense consists of the following(in thousands):



                                      Year Ended
                            -------------------------------
                            June 29,   June 30,   June 25,
                              1997       1996       1995
                            ---------  ---------  ---------

Federal:
     Current                $     137  $     118  $      97
     Deferred                   2,195      1,895      1,550
                            ---------  ---------  ---------
Provision for income taxes  $   2,332  $   2,013  $   1,647
                            =========  =========  =========

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):

                               Year Ended
                          ------------------------
                           June 29,    June 30,
                             1997        1996
                          ----------  ----------

Reserve for bad debt      $     422   $     368
Depreciable assets              423         378
PIBCO reserves                   84         113
Deferred fees                   204         261
Other reserves                 (221)         (6)
NOL carryforwards             7,013       9,130
Credit carryforwards          1,944       1,820
                          ----------  ----------

Gross deferred tax asset  $   9,869   $  12,064

Valuation allowance          (1,377)     (1,377)
                          ----------  ----------

Net deferred tax asset    $   8,492   $  10,687
                          ==========  ==========


As of June 29, 1997, the Company had $20.6 million of net operating loss carryforwards that expire in 2005. The Company also had $1.5 million of general business credit carryforwards expiring between 1998 and 2001 and $444,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of the general business credit carryforwards will expire before they can be utilized.

Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

NOTE  F  -  LEASES:

All of the real property occupied by the Company operated restaurants is leased for initial terms ranging from five to 25 years with renewal options ranging from five to 15 years. Most of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price Index.

The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in 2001.

The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 29, 1997 are as follows (in thousands):


                                           Capital   Operating
                                           Leases      Leases
                                          ---------  ----------

1998                                      $    193   $      806
1999                                           193          723
2000                                           193          712
2001                                           193          581
2002                                           310          475
Thereafter                                     222          480
                                          ---------  ----------
                                          $  1,304   $    3,777
                                                     ==========
Less amount representing interest             (310)
                                          ---------
Present value of total obligations under
     capital leases                            994
Less current portion                          (115)
                                          ---------
Long-term capital lease obligations       $    879
                                          =========

Rental  expense  consisted  of  the  following  (in  thousands):


                                   Year Ended
                      -------------------------------------
                      June 29,      June 30,      June 25,
                        1997          1996          1995
                    ------------  ------------  ------------

Minimum rentals     $     1,117   $     1,068   $     1,053
Contingent rentals           11            11             8
Sublease rentals            (90)         (127)         (166)
                    ------------  ------------  ------------
                    $     1,038   $       952   $       895
                    ============  ============  ============



NOTE  G  -  EMPLOYEE  BENEFITS:

 The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code. The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. Effective January 1, 1993, the Company contributes on behalf of each participating employee an amount equal to 50% of the first 3% and 25% of next 3% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. The plan is subject to the provisions of the Employee Retirement Income Security Act and is a profit sharing plan as defined in Section 401 of the Code. The Company is the
administrator  of  the  plan.    Employees  may  direct  investment  of  all
contributions to a variety of funds or to purchase shares of Common Stock of the Company.

For the years ended June 29, 1997, June 30, 1996 and June 25, 1995, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $58,774, $60,394 and $56,738, respectively.



NOTE  H  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan
(the "1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). A total of two million shares of Common Stock were originally authorized to be issued under the 1993 Plan. In December 1996, the Company's shareholders approved an amendment to the 1993 plan increasing by 500,000 shares the aggregate number of shares of common stock issuable under the plan.

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

A summary of stock option transactions under both of the Company's stock option plans and information about fixed-price stock options follows:

Summary of Stock Option Transactions



                                              June 29, 1997            June 30, 1996               June 25, 1995
                                       ------------------------  -----------------------    --------------------------
                                                      Weighted-                Weighted-                    Weighted-
                                                       Average                  Average                      Average
                                                      Exercise                 Exercise                     Exercise
                                          Shares        Price      Shares        Price       Shares            Price
                                       -----------   ----------  -----------  ------------   ------------  -----------

Outstanding at beginning of year          2,608,356   $    2.82   2,181,073    $     2.22     1,563,573     $     2.68

Granted                                     876,783        3.56     781,283          4.06     3,053,500           2.68
Exercised                                  (266,500)       1.90    (291,500)         1.70      (121,000)          1.47
Canceled                                    (75,000)       3.74     (62,500)         2.50    (2,315,000)          3.18
                                          -----------             -----------               -------------
Outstanding at end of year                3,143,639   $    3.08    2,608,356   $     2.82     2,181,073    $      2.22
                                          ===========  ========== ==========   ===========  =============  ============

Exercisable at end of year                2,076,856   $    2.84    1,625,856   $     2.27       608,073    $      1.41

Weighted-average fair value of
  options granted during the year                     $     .89                $     1.21


Fixed Price Stock Options

                                  Options Outstanding                            Options Exercisable
                     -----------------------------------------------      ------------------------------------

                                      Weighted-
                                       Average
                         Shares       Remaining        Weighted-            Shares              Weighted-
    Range of         Outstanding     Contractual        Average           Exercisable            Average
Exercise  Prices      at 6/29/97      Life(Years)    Exercise Price        at 6/29/97         Exercise Price
------------------   -------------   --------------  ----------------      --------------    -----------------

$ 1.13 - $2.25             226,250             0.86  $          1.26              226,250     $          1.26
$ 1.75 - $3.94              20,323             2.48             3.87               20,323                3.87
$ 2.50 - $3.25           1,312,783             2.88             2.52            1,242,783                2.53
$ 2.69 - $4.13             707,500             5.52             4.09              587,500                4.08
$ 3.44 - $4.63             876,783             6.73             3.56                    0                   -
                      ------------                                         --------------
$ 1.13 - $4.63           3,143,639             4.40   $         3.08            2,076,856     $          2.84
                      ============                                         ==============



Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 1996 and 1997 was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.5% to 6.5%, expected volatility of 43.9% to 50.8%, expected dividend yield of 5.2% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the options vesting periods. The Company's pro forma information follows (in thousands except for earnings per share information):

                                  June 29, 1997               June 30, 1996
                            ------------------------    ------------------------
                            As Reported    Pro Forma    As Reported    Pro Forma
                            -----------    ---------    -----------    ---------

        Net Income           $    4,528     $  3,981     $    3,908    $   3,891

        Earnings Per Share   $     0.33     $   0.29     $     0.28    $    0.28


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to June 25, 1995, and additional awards are anticipated in future years.

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES:

The Company is subject to various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising in the normal course of business. Management believes that any liabilities arising from these claims and contingencies are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition.







NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 20 restaurants located in Arkansas, Texas and Missouri. Purchases by this franchisee made up 7% of the Company's food and supply sales in fiscal 1997. Royalties and license fees from this franchisee made up 4% of the Company's franchise revenues in fiscal 1997. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

NOTE  K  -  TREASURY  STOCK:

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

In July 1996, in order to further reduce future administrative costs related to small shareholder accounts, the Company implemented another odd lot buy-back program to purchase Common Stock for $5.25 per share from shareholders who own less than 100 shares. Under this program, the Company purchased 8,149 shares at a total cost of $42,782.

For the period of September 1995 through June 1997, the Company purchased 1,100,700 shares of its own Common Stock from time to time on the open market at a total cost of $5 million.

The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 12%. The Company plans to retire the shares at the earliest opportunity.

NOTE  L  -  EARNINGS  PER  SHARE:

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 28, 1997, the Company will adopt SFAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement.



                                   Year Ended
                    ----------------------------------------
                      June 29,      June 30,      June 25,
                        1997          1996          1995
                    ------------  ------------  ------------

       Basic EPS     $     .35     $       .30   $       .24

       Diluted EPS         .33             .28           .22


NOTE  M  -  SUBSEQUENT  EVENTS  (UNAUDITED):

In July 1997, the Company repurchased the area development rights for the majority of Tennessee and Kentucky, for a cash price of $986,000. Restaurants operating or developed in the repurchased territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc.

In August 1997, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 24, 1997 to shareholders of record on October 10, 1997.


NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 29, 1997 and June 30, 1996 (in thousands, except per share amounts):



                                                Quarter Ended
                            ----------------------------------------------------
                            September 29,   December 29,   March 30,   June 29,
                                 1996           1996          1997       1997
                            --------------  -------------  ----------  ---------

FISCAL YEAR 1997

Revenues                    $       17,734  $      17,559  $   16,503  $  17,327

Gross Profit                         2,140          2,077       2,159      2,133

Net Income                             996          1,165       1,076      1,291

Primary earnings per share            0.07           0.08        0.08       0.10
   on net income


                                                Quarter Ended
                            ----------------------------------------------------
                             September 24,   December 24,   March 24,   June 30,
                                 1995           1995          1996        1996
                            --------------  -------------  ----------  ---------

FISCAL YEAR 1996

Revenues                    $       16,152  $      16,894  $   16,557  $  19,838

Gross Profit                         1,629          1,758       1,788      2,309

Net Income                             793            975         920      1,220

Primary earnings per share            0.06           0.07        0.07       0.09
   on net income



                                                                           SCHEDULE II
                                  PIZZA INN, INC.
                     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                  (In thousands)

                                               Additions
                                       -----------------------
                          Balance at   Charged to   Charged to                    Balance at
                           beginning    cost and       other                          end
                           of period     expense     accounts    Deductions (1)    of period
                          -----------  -----------  -----------  ---------------  -----------

YEAR ENDED JUNE 29, 1997
Allowance for doubtful    $       963  $       110  $         -  $           (48) $     1,121
 accounts and notes

YEAR ENDED JUNE 30, 1996
Allowance for doubtful          1,318            -            -              355  $       963
 accounts and notes

YEAR ENDED JUNE 25, 1995
Allowance for doubtful          1,386            -            -               68  $     1,318
accounts and notes

(1)  Write-off  of  receivables,  net  of  recoveries.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 1997 (the "Proxy Statement"), and is incorporated herein by reference.



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

                                   PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON 8-K


        1. The financial statements filed as part of this report are listed in the Index to Financial Statements and Schedules under Part II, Item 8 of this Form 10-K.

        2. The financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules under Part II, Item 8 of this Form 10-K.

        3.           Exhibits:

        3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on February 16, 1993 (filed as
                     Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).

        3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 30, 1993 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27,1993 and incorporated herein by reference).

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

        10.1 Loan Agreement among the Company and Wells Fargo (Texas), N.A. dated August 28, 1997.

        10.2 Stock Purchase Agreement between the Company and Kleinwort Benson Limited dated April 28, 1995 (filed as
                     Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

        10.3 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit
                     10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

        10.4 Employment Agreement between the Company and C. Jeffrey Rogers dated July 1, 1994 (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year
                     ended  June  26,  1994  and  incorporated   herein   by
                     reference).*

        10.5 Form of Executive Compensation Agreement between the Company and certain executive officers (filed as Exhibit
                     10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

        10.6         1993  Stock  Award Plan  of the Company (filed as Exhibit
                     10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26,1994 and incorporated herein by reference).*

        10.7 1993 Outside Directors Stock Award Plan of the Company (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

        10.8         1992 Stock  Award  Plan  of the Company (filed as Exhibit
                     10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

        11.0         Computation  of  Net  Income  Per  Share.

        21.0         List  of  Subsidiaries  of the  Company (filed as Exhibit
                     21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26,1994 and incorporated herein by reference).

        23.0         Consent  of  Independent  Accountants.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

(b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      September  26,  1997          By:  /s/ Elizabeth D. Reimer
                                              Elizabeth  D.  Reimer
                                              Controller  and  Treasurer
                                              (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  NAME AND POSITION                    DATE

/s/Steve  A.  Ungerman                                    September  26,  1997
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers                                    September  26,  1997
C.  Jeffrey  Rogers
Director,  Vice  Chairman,  President  and
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Don  G.  Navarro                                       September  26,  1997
Don  G.  Navarro
Director

/s/Ramon  D.  Phillips                                    September  26,  1997
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor                                        September  26,  1997
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday                                    September  26,  1997
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker                                     September  26,  1997
Ronald  W.  Parker
Director,  Executive  Vice  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)