Form 10-Q
period 1997-09-28
PIZZA INN INC /MO/
filed 1997-11-12
CIK 718332

5



                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(MARK  ONE)

  X   QUARTERLY REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO_____________.

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


                                (972) 701-9955
                       (REGISTRANT'S TELEPHONE NUMBER,
                             INCLUDING AREA CODE)

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

          AT SEPTEMBER 28, 1997, AN AGGREGATE OF 12,749,705 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                               PIZZA INN, INC.

                                   Index


PART  I.        FINANCIAL  INFORMATION

Item  1.          Financial  Statements          Page

     Condensed  Consolidated  Statements  of  Operations
     for  the  three  months  ended  September  28,  1997
     and  September 29, 1996                                                 3

     Condensed  Consolidated  Balance  Sheets  at
     September  28, 1997 and June 29, 1997                                   4

     Condensed  Consolidated  Statements  of  Cash  Flows
     for  the  three  months  ended  September  28,  1997
     and September 29, 1996                                                  5

     Notes  to Condensed Consolidated Financial Statements                   6


Item  2.          Management's  Discussion  and  Analysis  of
     Financial Condition and Results of Operations                           8



PART  II.      OTHER  INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                11

     Signatures                                                             12

                        PART 1.  FINANCIAL INFORMATION


ITEM  1.    FINANCIAL  STATEMENTS




                               PIZZA INN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)




                                                Three Months Ended
                                       ---------------------------------
                                        September 28,       September 29,
                                            1997                1996
                                       ------------         ------------

REVENUES:
     Food and supply sales             $     14,461         $     15,421
     Franchise revenue                        1,794                1,600
     Restaurant sales                           697                  685
     Other income                                98                   28
                                       ------------         ------------
                                             17,050               17,734
                                       ------------         ------------
COSTS AND EXPENSES:
     Cost of sales                           13,054               13,966
     Franchise expenses                         903                  742
     General and administrative
      expenses                                1,300                1,325
     Interest expense                           140                  192
                                       ------------          ------------
                                             15,397               16,225
                                       ------------          ------------

INCOME BEFORE INCOME TAXES                    1,653                1,509
     Provision for income taxes                 562                  513
                                       ------------          ------------
NET INCOME                             $      1,091          $       996
                                       ============          ============

NET INCOME PER COMMON SHARE            $       0.08          $      0.07
                                       ============          ============

DIVIDENDS PER COMMON SHARE             $       0.06          $        -
                                       ============          ============




See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                              PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                   September 28,  June 29,
                                                       1997         1997
                                                   -----------    --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $  1,267  $    2,037
     Restricted cash and short-term investments            295         295
     Accounts receivable, less allowance
          for doubtful accounts of $759 and $939,
          respectively                                   7,284       6,711
     Notes receivable, less allowance
          for doubtful accounts of $57 and $60,
          respectively                                     597         593
     Inventories                                         1,863       2,224
     Prepaid expenses and other                            456         452
                                                     ---------   ---------

               Total current assets                     11,762      12,312

PROPERTY, PLANT AND EQUIPMENT, net                       2,130       2,044

PROPERTY UNDER CAPITAL LEASES, net                         891         934

DEFERRED TAXES, net                                      7,963       8,492

OTHER ASSETS
     Long-term notes, less
          allowance for doubtful accounts of $125
          and $122, respectively                           151         149
     Other long-term assets                              1,307         379
                                                     ---------   ---------

                                                      $ 24,204  $   24,310
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of capital lease obligations     $    118  $      115
     Accounts payable - trade                            1,505       1,482
     Accrued expenses                                    3,323       2,917
                                                     ---------   ---------
                Total current liabilities                4,946       4,514

LONG-TERM LIABILITIES
     Long-term debt                                      6,685       6,910
     Long-term capital lease obligations                   849         879
     Other long-term liabilities                           764         786

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,749,705
         and 12,713,562 shares, respectively (after
         deducting shares in treasury:
         1998 - 1,976,116; 1997 - 1,790,416)               127         127
     Additional paid-in capital                          4,278       4,061
     Retained earnings                                   6,555       7,033
                                                     ---------   ---------
                Total shareholders' equity              10,960      11,221
                                                     ---------   ---------

                                                      $ 24,204  $   24,310
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                               PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                              Three Months Ended
                                                        ------------------------------
                                                        September 28,     September 29,
                                                             1997              1996
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $      1,091      $        996
     Add non-cash items                                          754               656

Changes in assets and liabilities:
     Accounts and notes receivable                              (577)             (270)
     Inventories                                                 361              (229)
     Accounts payable - trade                                     23              (968)
     Accrued expenses                                           (370)              211
     Other - net                                                 (18)               55
                                                          ----------      ------------
Cash provided by operating activities                          1,264               451
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                 (220)              (73)
     Reacquisition of area development territory                (986)                -
                                                          ----------      ------------
Cash used for investing activities                            (1,206)              (73)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt and capital
      lease obligations                                         (252)             (500)
     Proceeds from exercise of stock options                     284               162
     Purchases of treasury stock                                (860)              (43)
                                                          ----------      ------------
Cash used for financing activities                              (828)             (381)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                       (770)               (3)
Cash and cash equivalents, beginning of period                 2,037               653
                                                          ----------      ------------
Cash and cash equivalents, end of period               $       1,267   $           650
                                                          ==========      ============


--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         152   $           141
     Income taxes                                                  -                 -





See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements



                               PIZZA INN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 29, 1997.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) For the three months ended September 28, 1997 and September 29, 1996, common stock equivalents were 786,174 and 798,795, respectively, and the total weighted average number of shares considered to be outstanding were 13,466,216 and 13,721,024, respectively.

(3) In July 1997, the Company reacquired the area development rights for the majority of Tennessee and portions of Kentucky. The Company paid $986,000 in cash for these rights, and recorded a long-term asset for the same amount. Restaurants operating or developed in the reacquired territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized over approximately five years, based on the expected cash flow from the territory.

(4) In August 1997, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 24, 1997 to shareholders of record on October 10, 1997. The Company's balance sheet as of September 28, 1997 includes a current liability of $776,000 for dividends declared but not yet paid.

(5) In August 1997, the Company signed a new agreement (the "New Loan Agreement") with its current lender, Wells Fargo, to refinance its existing debt under a new revolving credit facility. The new $9.5 million revolving credit line combines the Company's existing $6.9 million term loan with its $1 million revolving credit line, plus an additional $1.6 million revolving credit commitment. The revolving credit note matures in August 1999 and is secured by essentially all of the Company's assets.

        Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.5% annual commitment fee is payable on any unused portion of the revolving credit line.

        The New Loan Agreement  contains  covenants which, among other things,
        require   the  Company  to  satisfy  certain   financial   ratios  and
        restrict additional  debt.

(6) In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including iterim periods. Effective December 28, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share
        (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement.


                                                   Three Months  Ended
                                     ----------------------------------------------
                                     September 28, 1997          September 29, 1996
                                     ------------------          ------------------

        Basic EPS                     $             .09           $             .08
        Diluted EPS                                 .08                         .07


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended September 28, 1997 compared to the quarter ended September 29, 1996.

     Net income for the current quarter increased 10% to $1,091,000 or $0.08 per share, from $996,000 or $0.07 per share for the same quarter last year.

     Food and supply sales from the Company's distribution division decreased 6% or $960,000 in the current year. This was primarily the result of slightly lower domestic retail sales, decreases in the market price of certain commodities, and a $471,000 decrease in international food and supply sales. This decrease in international food and supply sales was the result of a large initial shipment to a new international location in the prior year.

     Franchise revenue, which includes income from royalties, license fees, and area development and foreign master license (collectively, "Territory") sales, increased 12% or $194,000 compared to the prior year. This was primarily due to an increase in income recognized from Territory sales in the current year. The timing and amount of proceeds from Territory sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of Territory rights for Korea, the
Palestinian  Territories, Brazil, South Carolina  and  Virginia.    Royalties
increased slightly due to the reacquisition of the area development rights for the majority of Tennessee and portions of Kentucky during the quarter. Royalties from all restaurants operating in this territory, including the portion of royalties formerly retained by the area developer, are now paid directly to the Company.

     Other  income  consists  primarily  of interest and non-recurring revenue
items.    The  current year includes a gain on the sale of a liquor license in
New  Mexico.

     Cost of sales decreased 7% or $912,000 for the quarter, primarily reflecting the decrease in food and supply sales noted above. As a percentage of sales, cost of sales was slightly lower in the current quarter due to increased purchasing efficiencies.

     Franchise expenses increased 22% or $161,000 compared to the same quarter last year, reflecting increases in expenditures for sales, marketing, training and field service personnel, as well as increased travel for new store openings and new product roll-out. Franchise expenses for the current year also include the amortization of the reacquired area development Territory. The Company paid $986,000 in cash for this Territory, and recorded a long-term asset for the same amount. The asset will be amortized over approximately five years, based on the expected cash flow from the territory.

     General and administrative expenses remained at approximately the same amount as last year, as the Company continues to hold down costs not directly related to the franchise and distribution areas of the business.

     Interest expense decreased 27% or $52,000 in the current quarter as a result of lower average debt balances and slightly lower interest rates.

                       LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $1,264,000 for the first quarter of fiscal 1998, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company utilized cash primarily to pay down debt, making a $225,000 voluntary principal payment during the quarter, to reacquire an area development territory for $986,000, and to repurchase 185,700 shares of its own common stock for $860,000.

     During the quarter, the Company signed an agreement for the sale of an area development territory covering certain counties in Virginia and South Carolina to an existing area developer for a cash price of $240,000. The cash proceeds from the sale, which were received on October 1, 1997, are recorded as a receivable at September 28, 1997. This area development agreement, along with other agreements signed during the last four years, contain development commitments for significant unit growth over the next five years. Related growth in royalties and distribution sales are expected to provide adequate working capital. The occurrence of any additional area development sales, which cannot be predicted with any certainty, may also provide significant infusions of cash. External sources of cash are not expected to be required in the foreseeable future.

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

     In August 1997, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 24, 1997 to shareholders of record on October 10, 1997. The Company's balance sheet as of September 28, 1997 includes a current liability of $776,000 for dividends declared but not paid.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $18.9 million and expire in 2005) to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($8.0 million as of September 28, 1997). Taxable income in future years at the same level as fiscal 1997 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

     Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation and deductions for accrued expenses and deferred revenues.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain projections and other forward-looking statements that are not historical facts and are subject to various risks and uncertainties, including but not limited to, changes in demand for Pizza Inn products and franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients, and restrictions on international trade and business.







PART  II.    OTHER  INFORMATION


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

          3.    Exhibits:

          10.1 Employment Agreement between the Company and C. Jeffrey Rogers dated October 23, 1997.

          10.2  Executive Compensation Agreement between the Company and Ronald
                W. Parker dated  October  23,  1997.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                           By:          /s/C.  Jeffrey  Rogers
                                        C. Jeffrey Rogers
                                        President  and
                                        Principal  Executive  Officer





                           By:          /s/Elizabeth  D.  Reimer
                                        Elizabeth  D.  Reimer
                                        Controller  and
                                        Principal  Accounting  Officer







Dated:        November  12,  1997