Form 10-Q
period 1997-12-28
PIZZA INN INC /MO/
filed 1998-02-11
CIK 718332

2



                      SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.  C.    20549

                                  FORM  10-Q

(MARK    ONE)

   X    QUARTERLY    REPORT    PURSUANT    TO    SECTION  13  OR  15(D) OF THE
SECURITIES
EXCHANGE    ACT  OF  1934  FOR  THE  QUARTERLY PERIOD ENDED DECEMBER 28, 1997.

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
CONFIRMED    BY    A    COURT.        YES  X                              NO

          AT    DECEMBER  28,  1997,  AN AGGREGATE OF 12,700,655 SHARES OF THE
REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY
CLASS    OF    COMMON    STOCK),    WERE    OUTSTANDING.

                               PIZZA  INN,  INC.

                                   Index


PART    I.                FINANCIAL    INFORMATION

Item  1.          Financial  Statements                                   Page

     Condensed        Consolidated        Statements      of      Operations
     for  the  three  months  and  six  months  ended  December  28,  1997
     and December 29, 1996                                                   3

     Condensed    Consolidated    Balance    Sheets    at
     December 28, 1997 and June 29, 1997                                     4

     Condensed    Consolidated    Statements    of    Cash    Flows
     for    the    six    months    ended    December    28,    1997
     and  December 29, 1996                                                  5

     Notes  to Condensed Consolidated Financial Statements                   6


Item    2.            Management's    Discussion    and    Analysis    of
     Financial Condition and Results of Operations                           9



PART    II.            OTHER    INFORMATION

Item  4.     Submission of Matters to a Vote of Security Holders            11


Item 5.     Other Information                                               11


Item 6.     Exhibits and Reports on Form 8-K                                11

     Signatures                                                             12



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  PIZZA INN, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)
                                                     (Unaudited)




                                            Three Months Ended                  Six Months Ended
                                       -----------------------------     -------------------------------
                                        December 28,     December 29,      December 28,     December 29,
                                            1997            1996              1997             1996
                                       ------------     ------------     --------------     ------------

REVENUES:
     Food and supply sales             $     14,701    $      15,146       $    29,162      $    30,567
     Franchise revenue                        1,571            1,739             3,365            3,339
     Restaurant sales                           747              645             1,444            1,330
     Other income                                51               29               149               57
                                       ------------    -------------      ------------      ------------
                                             17,070           17,559            34,120           35,293
                                       ------------    -------------      ------------      ------------
COSTS AND EXPENSES:
     Cost of sales                           13,259           13,714            26,313           27,680
     Franchise expenses                         755              680             1,658            1,422
     General and administrative
      expenses                                1,142            1,232             2,442            2,557
     Interest expense                           118              168               258              360
                                       ------------     ------------      ------------      ------------
                                             15,274           15,794            30,671           32,019
                                       ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    1,796            1,765             3,449            3,274
     Provision for income taxes                 611              600             1,173            1,113
                                       ------------     ------------      ------------      ------------
NET INCOME                             $      1,185     $      1,165      $      2,276      $     2,161
                                       ============     ============      ============      ============

EARNINGS PER COMMON SHARE              $       0.09     $       0.09      $       0.18      $       0.17
                                       ============     ============      ============      ============

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION                      $       0.09     $       0.08      $       0.17      $       0.16
                                       ============     ============      ============      ============

DIVIDENDS PER COMMON SHARE              $       0.06     $          -      $       0.12      $          -
                                       ============     ============      ============      ============


See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                                PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                   December 28,    June 29,
                                                       1997          1997
                                                   -----------     --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $    270  $    2,037
     Restricted cash and short-term investments            340         295
     Accounts receivable, less allowance
          for doubtful accounts of $766 and $939,
          respectively                                   7,002       6,711
     Notes receivable, less allowance
          for doubtful accounts of $60
          for both periods                                 570         593
     Inventories                                         2,098       2,224
     Prepaid expenses and other                            580         452
                                                     ---------   ---------

               Total current assets                     10,860      12,312

PROPERTY, PLANT AND EQUIPMENT, net                       2,028       2,044

PROPERTY UNDER CAPITAL LEASES, net                         848         934

DEFERRED TAXES, net                                      7,388       8,492

OTHER ASSETS
     Long-term notes receivable, less
          allowance for doubtful accounts
          of $122 for both periods                         575         149
     Other long-term assets                              1,233         379
                                                     ---------   ---------

                                                      $ 22,932  $   24,310
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of capital lease obligations     $    120  $      115
     Accounts payable - trade                            1,862       1,482
     Accrued expenses                                    2,777       2,917
                                                     ---------   ---------
                Total current liabilities                4,759       4,514

LONG-TERM LIABILITIES
     Long-term debt                                      5,513       6,910
     Long-term capital lease obligations                   818         879
     Other long-term liabilities                           776         786

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,700,655
         and 12,713,562 shares, respectively (after
         deducting shares in treasury:
         December - 2,070,016; June - 1,790,416)           127         127
     Additional paid-in capital                          4,367       4,061
     Retained earnings                                   6,572       7,033
                                                     ---------   ---------
                Total shareholders' equity              11,066      11,221
                                                     ---------   ---------

                                                      $ 22,932  $   24,310
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                                PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                                Six Months Ended
                                                        ------------------------------
                                                         December 28,     December 29,
                                                             1997              1996
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $      2,276      $      2,161
     Add non-cash items                                        1,600             1,394

Changes in assets and liabilities:
     Accounts and notes receivable                              (719)           (1,861)
     Inventories                                                 126               114
     Accounts payable - trade                                    380              (313)
     Accrued expenses                                           (695)             (251)
     Deferred income                                            (210)               62
     Other - net                                                (170)              127
                                                          ----------      ------------
Cash provided by operating activities                          2,588             1,433
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property, plant and equipment                 (250)             (148)
     Reacquisition of area development territory                (986)                -
                                                          ----------      ------------
Cash used for investing activities                            (1,236)             (148)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net repayments of long-term bank debt and
      capital lease obligations                               (1,453)           (1,052)
     Dividends paid                                             (765)                -
     Proceeds from exercise of stock options                     405               273
     Purchases of treasury stock                              (1,306)             (627)
                                                          ----------      ------------
Cash used for financing activities                            (3,119)           (1,406)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                     (1,767)             (121)
Cash and cash equivalents, beginning of period                 2,037               653
                                                          ----------      ------------
Cash and cash equivalents, end of period               $         270   $           532
                                                          ==========      ============


--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         279   $           315
     Income taxes                                                 80                70






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

(2) In July 1997, the Company reacquired the area development rights for the majority of Tennessee and portions of Kentucky. The Company paid $986,000 in cash for these rights, and recorded a long-term asset for the same amount. Restaurants operating or developed in the reacquired Territory now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized over approximately five years, based on the expected cash flow from
the    Territory.

(3) In December 1997, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable January 23, 1998 to shareholders of record on January 9, 1998. The Company's balance sheet as of December 28, 1997 includes a current liability of $765,000
for    dividends    declared    but    not    yet    paid.

(4) In August 1997, the Company signed a new agreement (the "New Loan Agreement") with its current lender, Wells Fargo, to refinance its existing debt under a new revolving credit facility. The new $9.5 million revolving credit line combines the Company's existing $6.9 million term loan with its $1 million revolving credit line, plus an additional $1.6 million revolving credit commitment. The new revolving credit note matures in August 1999 and is secured by essentially all of the Company's assets.

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

     The Company also entered into a separate cash management agreement with Wells Fargo, under which excess cash in the Company's bank accounts is applied against its revolving credit advance on a daily basis. For the six months ended December 28, 1997, net payments against the advance were $1.4 million.

(5) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 28, 1997, the Company adopted SFAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation
(in    thousands,    except    per    share    amounts).


				         Three Months Ended		               Three Months Ended
				          December 28, 1997		                December 29, 1996

-------------------------------------------------------------------------------------------------






Income
Shares
Per-Share
Income
Shares
Per-Share

(Numerator)
(Denominator)
Amount
(Numerator)
(Denominator)
Amount

-------------------------------------------------------------------------------------------------





Basic EPS






Income Available to






Common Shareholders
1,185
12,713
 $   0.09
1,165
12,950
$   0.09







Effect of Dilutive






Securities






Stock Options

1,155


930



        --------


          -------

Diluted EPS






Income Available to






Common Shareholders






+ Assumed Conversions
1,185
13,868
 $   0.09
1,165
13,880
$   0.09

  ========
   ========
   ======
   ========
    =========
  ========



				              Six Months Ended		                   Six Months Ended
				              December 28, 1997		                  December 29, 1996

-------------------------------------------------------------------------------------------------






Income
Shares
Per-Share
Income
Shares
Per-Share

(Numerator)
(Denominator)
Amount
(Numerator)
(Denominator)
Amount

-------------------------------------------------------------------------------------------------





>
Basic EPS






Income Available to






Common Shareholders
2,276
12,696
 $   0.18
2,161
12,936
 $   0.16







Effect of Dilutive






Securities






Stock Options

883


840



   ----------


     ---------

Diluted EPS






Income Available to






Common Shareholders






+ Assumed Conversions
2,276
13,579
 $   0.17
2,161
13,776
 $    0.17

   ===========
  ===========
=========
 ==========
    ==========
 =========








ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS    OF    OPERATIONS

Quarter and six months ended December 28, 1997 compared to the quarter and six
months    ended    December    29,    1996.

     Net income for the second quarter of the current fiscal year rose 2% to $1,185,000 or $0.09 per share (also $0.09 per share assuming dilution) compared to $1,165,000 or $0.09 per share ($0.08 per share assuming dilution) for the same quarter last year. For the six months ended December 28, 1997, net income increased 5% to $2,276,000 or $0.18 per share ($0.17 per share assuming dilution), from $2,161,000 or $0.17 per share ($0.16 per share assuming
dilution)    for    the    same    period    last    year.

     Food and supply sales decreased 3% for the quarter, compared to the same period last year. This was primarily due to higher international food and supply sales last year as the result of a large initial shipment to a new international location. For the six month period, food and supply sales decreased 5%. During the first quarter, sales decreased due to slightly lower domestic retail sales, decreases in the market price of certain commodities, and lower international food and supply sales due to a large initial shipment
in    the    prior    year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 10% for the quarter and increased 1% for the six month period. The decrease in the quarter was primarily due to lower income recognized from Territory sales. For the six month period, this decrease was offset by higher Territory sales during the first quarter. The timing and amount of proceeds may vary significantly from year to year and during the year. Current year sales include partial recognition of proceeds from the sale of Territory rights for Korea, the Palestinian Territories, Brazil, South Carolina and Virginia. Royalties increased slightly during the current quarter due to the reacquisition of an area development Territory during the first quarter of the current year. Royalties from all restaurants operating in this Territory, including the portion of royalties formerly retained by the area developer, are now paid to the Company.

     Other  income  consists  primarily  of interest and non-recurring revenue
items.    The  current year includes a gain on the sale of a liquor license in
New    Mexico    during    the    first    quarter.

     Cost of sales decreased 3% and 5% for the quarter and six month periods, respectively, reflecting the decrease in food and supply sales. As a percentage of food and supply sales, the cost of sales was slightly lower during both current year periods due to increased purchasing efficiencies.

     Franchise expenses increased 11% for the quarter and 17% for the six month period, compared to the same periods last year. This reflects increases in expenditures for sales, marketing, training and field service personnel. Franchise expenses for the current year also include the amortization of a
reacquired    area    development    Territory.

     General and administrative expenses decreased 7% and 5% for the quarter and six months, respectively, compared to the same periods last year. Due to the Company's settlement of a lawsuit with a former international master licensee, amounts accrued during the previous year to cover further litigation costs in this matter were reversed. This credit was the primary cause of the
decrease    in    general    and    administrative    expenses.

     Interest expense decreased 30% and 28% for the three and six month periods, respectively, as a result of lower average debt balances and lower
interest    rates.

                       LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operations totaled $2,588,000 for the first six months of fiscal 1998, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company's agreement with its bank provides that excess cash will be applied against any outstanding revolving credit advance. For the six months ended December 28, 1997, net cash applied against the advance was $1.4 million. The Company currently has $4 million available under its revolving line of credit. The Company also utilized cash to reacquire an area development Territory for $986,000, to pay dividends of $765,000 on the Company's common stock, and to repurchase 270,300
shares    of    its    own    common    stock    for    $1,306,000.

     During the six month period, the Company signed an agreement for the sale of an area development Territory covering certain counties in Virginia and South Carolina to an existing area developer for a cash price of $240,000. This area development agreement, along with other agreements signed during the last four years, contain development commitments for additional unit growth over the next five years. The occurrence of any additional area development sales, which cannot be predicted with any certainty, may also provide significant infusions of cash. Growth in royalties and distribution sales are expected to provide adequate working capital. External sources of cash are not expected to be required in the foreseeable future.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $ 17.1 million and expire in 2005) to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($7.4 million as of December 28, 1997). Taxable income in future years at the same level as fiscal 1997 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without
reliance    on    material,    non-routine    income.

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

PART    II.        OTHER    INFORMATION



ITEM    4.        SUBMISSION   OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          At   the  Annual  Meeting  of Shareholders on December 11, 1997, the
Company's   shareholders elected all three nominees to the Board of Directors.
The    results    of    the    voting    were    as    follows:

                 NOMINEE                    VOTES FOR           VOTES WITHHELD

                 C.  Jeffrey  Rogers               10,663,450          105,109
                 F.  Jay  Taylor                   10,663,450          105,109
                 Steve  A.  Ungerman               10,663,450          105,109


     The  shareholders  also  approved the proposed amendment of the Company's
1993  Stock  Award  Plan.    The  results  of  the  voting  were  as  follows:


          FOR                     AGAINST          ABSTAIN        TOTAL SHARES

          9,329,195                 826,596          472,984        10,628,775


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


                                   PIZZA    INN,    INC.
                                   Registrant




                                   By:    /s/Ronald    W.    Parker
                                        Ronald  W.  Parker
                                        Executive    Vice    President    and
                                        Principal    Financial    Officer





                                   By:    /s/Elizabeth    D.    Reimer
                                        Elizabeth    D.    Reimer
                                        Controller    and
                                        Principal    Accounting    Officer







Dated:                February    11,    1998