Form 10-Q/A
period 1997-12-28
PIZZA INN INC /MO/
filed 1998-02-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q/A

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

                               PIZZA INN, INC.

                                   Index

PART  I. FINANCIAL  INFORMATION

 Item  1.  Financial  Statements                                               Page
           Condensed Consolidated Statements of Operations
           for the three months and six months ended December 28, 1997
           and December 29, 1996     . . . . . . . . . . . . . . . . . . . . .   3

           Condensed Consolidated Balance Sheets at
           December 28, 1997 and June 29, 1997     . . . . . . . . . . . . . .   4

           Condensed Consolidated Statements of Cash Flows
           for the six months ended December 28, 1997
           and December 29, 1996      . . . . . . . . . . . . . . . . . . . .    5

           Notes to Condensed Consolidated Financial Statements     . . . . .    6


 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations     . . . . . . . . .   9



PART  II. OTHER  INFORMATION

 Item  4.  Submission of Matters to a Vote of Security Holders  . . . . . . .   11


 Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .  11


 Item  6.  Exhibits and Reports on Form 8-K     . . . . . . . . . . . . . . .   11

           Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . .  12



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
                                       ============     ============      ============      ============


See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                             PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)




                                                   December 28,    June 29,
                                                       1997          1997
                                                   -----------     --------
                                                   (Unaudited)

ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $    270  $    2,037
     Restricted cash and short-term investments,           340         295
     Accounts receivable, less allowance
          for doubtful accounts of $766 and $939,
          respectively                                   7,002       6,711
     Notes receivable, less allowance
          for doubtful accounts of $60
          for both periods                                 570         593
     Inventories                                         2,098       2,224
     Prepaid expenses and other                            580         452
                                                     ---------   ---------

               Total current assets                     10,860      12,312

PROPERTY, PLANT AND EQUIPMENT, net                       2,028       2,044

PROPERTY UNDER CAPITAL LEASES, net                         848         934

DEFERRED TAXES, net                                      7,388       8,492

OTHER ASSETS
     Long-term notes receivable, less
          allowance for doubtful accounts
          of $122 for both periods                         575         149
     Other long-term assets                              1,233         379
                                                     ---------   ---------

                                                      $ 22,932  $   24,310
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
                                                     =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements

                                PIZZA INN, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)




                                                              Three Months Ended
                                                        ------------------------------
                                                         December 28,     December 29,
                                                             1997              1996
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $      2,276      $      2,161
     Add non-cash items                                        1,600             1,394

Changes in assets and liabilities:
     Accounts and notes receivable                              (719)           (1,861)
     Inventories                                                 126               114
     Accounts payable - trade                                    380              (313)
     Accrued expenses                                           (695)             (251)
     Deferred income                                            (210)               62
     Other - net                                                (170)              127
                                                          ----------      ------------
Cash provided by operating activities                          2,588             1,433
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                  (250)             (148)
     Reacquisition of area development territory                (986)                -
                                                          ----------      ------------
Cash used for investing activities                            (1,236)             (148)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net repayments of long-term bank debt and
      capital lease obligations                               (1,453)           (1,052)
     Dividends paid                                             (765)                -
     Proceeds from exercise of stock options                     405               273
     Purchases of treasury stock                              (1,306)             (627)
                                                          ----------      ------------
Cash used for financing activities                            (3,119)           (1,406)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                     (1,767)             (121)
Cash and cash equivalents, beginning of period                 2,037               653
                                                          ----------      ------------
Cash and cash equivalents, end of period               $         270   $           532
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

                                 Three Months Ended                           Three Months Ended
                                 December 28, 1997                            December 29, 1996
              ---------------------------------------------------------------------------------------------
                          Income       Shares       Per-Share        Income         Shares       Per-Share
                       (Numerator)  (Denominator)    Amount       (Numerator)    (Denominator)    Amount
              ---------------------------------------------------------------------------------------------
BASIC EPS
Income Available to
Common Shareholders      $ 1,185       12,713        $ 0.09          $ 1,165        12,950       $ 0.09

EFFECT OF DILUTIVE
SECURITIES
 Stock Options                          1,155                                          930

DILUTED  EPS
Income Available to
Common Shareholders
and Assumed Conversions  $ 1,185       13,868        $ 0.09          $ 1,165        13,880       $ 0.08
                         =======       ======        ======          =======        ======       ======


                                 Six Months Ended                             Six Months Ended
                                 December 28, 1997                            December 29, 1996
              ---------------------------------------------------------------------------------------------
                          Income       Shares       Per-Share        Income         Shares       Per-Share
                       (Numerator)  (Denominator)    Amount       (Numerator)    (Denominator)    Amount
              ---------------------------------------------------------------------------------------------
BASIC EPS
Income Available to
Common Shareholders      $ 2,276       12,696       $ 0.18           $ 2,161        12,936       $ 0.17

EFFECT OF DILUTIVE
SECURITIES
 Stock Options                            883                                          840

DILUTED EPS
Income Available to
Common Shareholders
and Assumed Conversions  $ 2,276       13,579       $ 0.17           $ 2,161        13,776       $ 0.16
                         =======       ======       ======           =======        ======       ======

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

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 10% for the quarter and increased 1% for the six month period. The decrease in the quarter was primarily due to lower income recognized from Territory sales. For the six month period, this decrease was offset by higher Territory sales during the first quarter. The timing and amount of proceeds from Territory sales may vary significantly from year to year and during the year. Current year sales include partial recognition of proceeds from the sale of Territory rights for Korea, the Palestinian Territories, Brazil, South Carolina and Virginia. Royalties increased slightly during the current quarter due to the reacquisition of an area development Territory during the first quarter of the current year. Royalties from all restaurants operating in this Territory, including the portion of royalties formerly retained by the area developer, are now paid to the Company.

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

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $17.1 million and expire in 2005) to reduce its federal tax liability from the 34% tax reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($7.4 million as of December 28, 1997). Taxable income in future years at the same level as fiscal 1997 would be sufficient for full realization of the net tax asset. Management believes that, based on recent growth trends and future projections, maintaining current levels of taxable income is achievable and that the Company will be able to realize its net deferred tax asset without reliance on material, non-routine income.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:  /s/Ronald W. Parker
                                        Ronald W. Parker
                                        Executive Vice President and
                                        Principal Financial Officer





                                   By:  /s/Elizabeth D. Reimer
                                        Elizabeth D. Reimer
                                        Controller and
                                        Principal Accounting Officer







Dated:        February  12,  1998