Form 10-Q
period 1998-03-29
PIZZA INN INC /MO/
filed 1998-05-13
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q

(MARK  ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998.
                                                   -----------------

 [ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.    YES              NO

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.    YES                NO

     AT  MARCH  29,  1998, AN AGGREGATE OF 12,744,224 SHARES OF THE REGISTRANT'S
COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.


                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.        FINANCIAL  INFORMATION


Item 1.                    Financial Statements                     Page
-------  ---------------------------------------------------------  ----
         Condensed Consolidated Statements of Operations
         for the three months and nine months ended March 29, 1998
         and March 30, 1997                                            3

         Condensed Consolidated Balance Sheets at
         March 29, 1998 and June 29, 1997                              4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended March 29, 1998
         and March 30, 1997                                            5

         Notes to Condensed Consolidated Financial Statements          6


Item 2.  Management's Discussion and Analysis of
-------  ---------------------------------------------------------
         Financial Condition and Results of Operations                 9
         ---------------------------------------------------------

PART  II.      OTHER  INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          12
-------  ---------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K                             12
-------  ---------------------------------------------------------

         Signatures                                                   13


PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                             PIZZA INN, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share amounts)
                                               (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                       -----------------------------     -------------------------------
                                          March 29,       March 30,         March 29,        March 30,
                                            1998            1997              1998             1997
                                       ------------     ------------     --------------     ------------

REVENUES:
     Food and supply sales             $     14,516    $      14,217       $    43,678      $    44,784
     Franchise revenue                        1,579            1,581             4,944            4,920
     Restaurant sales                           619              679             2,063            2,009
     Other income                               150               26               299               83
                                       ------------    -------------      ------------      ------------
                                             16,864           16,503            50,984           51,796
                                       ------------    -------------      ------------      ------------
COSTS AND EXPENSES:
     Cost of sales                           13,094           12,737            39,407           40,417
     Franchise expenses                         882              795             2,540            2,217
     General and administrative
      expenses                                1,383            1,187             3,825            3,744
     Interest expense                           117              154               375              514
                                       ------------     ------------      ------------      ------------
                                             15,476           14,873            46,147           46,892
                                       ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    1,388            1,630             4,837            4,904
     Provision for income taxes                 209              554             1,382            1,667
                                       ------------     ------------      ------------      ------------
NET INCOME                             $      1,179     $      1,076      $      3,455      $     3,237
                                       ============     ============      ============      ============

EARNINGS PER COMMON SHARE              $       0.09     $       0.08      $       0.27      $      0.25
                                       ============     ============      ============      ============

EARNINGS PER COMMON SHARE -
ASSUMING DILUTION                      $       0.09     $       0.08      $       0.25      $      0.24
                                       ============     ============      ============      ============

DIVIDENDS PER COMMON SHARE             $          -     $          -      $       0.12      $          -
                                       ============     ============      ============      ============

                See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements


                               PIZZA INN, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands,except share amounts)

                                                     March 29,    June 29,
                                                       1998          1997
                                                   -----------    --------
                                                   (Unaudited)
ASSETS
----------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                        $  1,241  $    2,037
     Restricted cash and short-term investments,           340         295
     Accounts receivable, less allowance
          for doubtful accounts of $836 and $939,
          respectively                                   8,050       6,711
     Notes receivable, less allowance
          for doubtful accounts of $40 and
          $60, respectively                                509         593
     Inventories                                         1,954       2,224
     Prepaid expenses and other                            596         452
                                                     ---------   ---------

               Total current assets                     12,690      12,312

PROPERTY, PLANT AND EQUIPMENT, net                       1,952       2,044

PROPERTY UNDER CAPITAL LEASES, net                         805         934

DEFERRED TAXES, net                                      7,207       8,492

OTHER ASSETS
     Long-term notes receivable, less
          allowance for doubtful accounts
          of $142 and $122, respectively                   583         149
     Other long-term assets                                308         379
                                                     ---------   ---------

                                                      $ 23,545  $   24,310
                                                     =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES
     Current portion of capital lease obligations     $    122  $      115
     Accounts payable - trade                            2,144       1,482
     Accrued expenses                                    2,003       2,917
                                                     ---------   ---------
                Total current liabilities                4,269       4,514

LONG-TERM LIABILITIES
     Long-term debt                                      5,500       6,910
     Long-term capital lease obligations                   786         879
     Other long-term liabilities                           774         786

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; 26,000,000
         shares authorized; outstanding 12,744,224
         and 12,713,562 shares, respectively (after
         deducting shares in treasury:
         December - 2,131,707; June - 1,790,416)           128         127
     Additional paid-in capital                          4,718       4,061
     Retained earnings                                   7,370       7,033
                                                     ---------   ---------
                Total shareholders' equity              12,216      11,221
                                                     ---------   ---------

                                                      $ 23,545  $   24,310
                                                     =========   =========

   See accompanying Notes to Condensed Consolidated Financial Statements


                                        PIZZA INN, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                              Nine Months Ended
                                                        ------------------------------
                                                           March 29,         March 30,
                                                             1998              1997
                                                        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:


     Net income                                         $      3,455      $      3,237
     Add non-cash items                                        2,098             2,088

Changes in assets and liabilities:
     Accounts and notes receivable                            (1,789)           (1,144)
     Inventories                                                 270              (111)
     Prepaid expenses                                           (210)               61
     Accounts payable - trade                                    662              (685)
     Accrued expenses                                           (592)             (218)
     Deferred income                                            (322)                5
     Other - net                                                (175)               38
                                                          ----------      ------------
Cash provided by operating activities                          3,397             3,271
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                  (301)             (433)
     Proceeds from sales of assets                                66                 -
     Proceeds from sale of reacquired are development            986                 -
     Rreacquisition of area development territory               (986)                -
                                                          ----------      ------------
Cash used for investing activities                              (235)             (433)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net repayments of long-term bank debt and
      capital lease obligations                               (1,496)           (1,579)
     Dividends paid                                           (1,530)                -
     Proceeds from exercise of stock options                     778               277
     Purchases of treasury stock                              (1,710)           (1,237)
                                                          ----------      ------------
Cash used for financing activities                            (3,958)           (2,539)
                                                          ----------      ------------

Net decrease in cash and cash equivalents                       (796)              299
Cash and cash equivalents, beginning of period                 2,037               653
                                                          ----------      ------------
Cash and cash equivalents, end of period               $       1,241   $           952
                                                          ==========      ============

--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:
     Interest                                          $         406   $           473
     Income taxes                                                120               110

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

(2) In July 1997, the Company reacquired the area development rights for the majority of Tennessee and portions of Kentucky. The Company paid $986,000 in cash for these rights, and recorded a long-term asset for the same amount which was amortized over a five year life. In March 1998, the Company sold this area development territory for $986,000 and recognized a gain on the sale of the asset in the amount of $125,000. This transaction also included the full collection of receivables from the original ownership of this territory totaling an additional $341,000.

(3) In April 1998, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable April 23, 1998 to shareholders of record on April 13, 1998.

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

     The New Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt. At March 29, 1998, the Company is in compliance with all financial covenants.
     The Company also entered into a separate cash management agreement with Wells Fargo, under which excess cash in the Company's bank accounts is applied against its revolving credit advance on a daily basis. For the nine months ended March 29, 1998, net payments against the advance were $1.4 million.

(5) The Company increased the net deferred tax asset during the quarter by $263,000 for general business tax credits through a reduction of the tax valuation allowance. These tax credits, expiring between 2000 and 2001, will be available for utilization prior to expiration due to increased taxable income in recent years. The Company believes that it is more likely than not that these credits will be realized. This benefit is included in the provision for income tax for the quarter and the nine months.

 (6) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which establishes standards for computing and presenting earnings per share ("EPS"). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                   Three Months Ended                      Three Months  Ended
                                    March  29,  1998                         March  30,  1997
                          Income        Shares      Per-Share      Income        Shares      Per-Share
                       (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                       ------------  -------------  ----------  ------------  -------------  ----------
BASIC EPS
Income Available to
Common Shareholders    $      1,179         12,734  $     0.09  $      1,076         12,877  $     0.08

EFFECT OF DILUTIVE
SECURITIES
 Stock Options                               1,134                                      878
                                     -------------                            -------------

DILUTED EPS
Income Available to
Common Shareholders
& Assumed Conversions  $      1,179         13,868  $     0.09  $      1,076         13,755  $     0.08
                       ============  =============  ==========  ============  =============  ==========



                                 Nine  Months  Ended                       Nine  Months  Ended
                                   March  29,  1998                         March  30,  1997
                          Income        Shares      Per-Share      Income        Shares      Per-Share
                       (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)    Amount
                       ------------  -------------  ----------  ------------  -------------  ----------
BASIC EPS
Income Available to
Common Shareholders    $      3,455        12,709        $0.27        $3,237          12,916      $0.25
EFFECT OF DILUTIVE
SECURITIES
 Stock Options                                 921                                      854
                                     -------------                            -------------

DILUTED EPS
Income Available to
Common Shareholders
& Assumed Conversions  $      3,455         13,630  $     0.25  $      3,237         13,770  $     0.24
                       ============  =============  ==========  ============  =============  ==========

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 29, 1998 compared to the quarter and nine months ended March 30, 1997.

     Net income for the third quarter of the current fiscal year rose 10% to $1,179,000 or $0.09 per share ($0.09 per share assuming dilution) compared to $1,076,000 or $0.08 per share ($0.08 per share assuming dilution) for the same quarter last year. For the nine months ended March 29, 1998, net income increased 7% to $3,455,000 or $0.27 per share ($0.25 per share assuming dilution), from $3,237,000 or $0.25 per share ($0.24 per share assuming dilution) for the same period last year.

     Food and supply sales increased 2% for the quarter, compared to the same period last year, due to 3% higher domestic food sales to more franchise restaurants offset by a decrease in food and equipment sales to international franchisees. For the nine month period, food and supply sales decreased 2%, largely due to lower international food and equipment sales as compared to the nine month period in 1997 which included several large initial shipments for international openings.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, was unchanged for the quarter and increased 1% for the nine month period. Domestic franchise revenues increased 15% and 10% during the quarter and the nine months of the current fiscal year, respectively, offset by a decrease in international franchise revenues. The timing and amount of proceeds may vary significantly from year-to-year and during the year. Current year revenues include partial recognition of proceeds from the sale of Territory rights for Korea, the Palestinian Territories, Brazil, South Carolina, Virginia, Tennessee and Kentucky.

     Other income consists primarily of interest and non-recurring revenue items. The current period includes a gain on the sale of a liquor license in New Mexico during the first quarter and a gain on the sale of a reacquired area development Territory during the third quarter.

     Cost of sales increased 3% for the quarter and decreased 2% for the nine month period. As a percentage of food and supply sales, the cost of sales increased during the quarter due to higher transportation costs associated with a temporary shortage of truck drivers but remained lower for the nine months due to increased purchasing efficiencies.

     Franchise expenses increased 11% for the quarter and 15% for the nine month period, compared to the same periods last year. This reflects increases in expenditures for sales, marketing, training and field service personnel. Franchise expenses for the current year also include the amortization of a reacquired area development Territory.

     General and administrative expenses increased 17% and 2% for the quarter and nine months, respectively, compared to the same periods last year. This increase is principally due to a $50,000 fee to NASDAQ to be listed on the national market exchange, a $75,000 increase in the allowance for doubtful accounts and $42,000 in additional insurance expenses.

     Interest expense decreased 24% and 27% for the three and nine month periods, respectively, as a result of lower average debt balances and lower interest rates.

     The Company increased the net deferred tax asset during the quarter by $263,000 for general business tax credits through a reduction of the tax valuation allowance. These tax credits, expiring between 2000 and 2001, will be available for utilization prior to expiration due to increased taxable income in recent years. The Company believes that it is more likely than not that these credits will be realized. This benefit is included in the provision for income tax for the quarter and the nine months.


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $3,397,000 for the first nine months of fiscal 1998, and consisted primarily of net income plus the benefit of the Company's net operating loss carryforwards which significantly reduce the amount of federal income tax actually paid. The Company's agreement with its bank provides that excess cash will be applied against any outstanding revolving credit advance. For the nine months ended March 29, 1998, net cash applied against the advance was $1.4 million. The Company currently has $4 million available under its revolving line of credit. The Company also utilized cash to pay dividends of $1,530,000 on the Company's common stock and to repurchase 343,291 shares of its own common stock for $1,710,000.

     The Company is in the final stages of evaluating software vendors to replace its existing financial and distribution operating software. In addition to providing improved computing capacity and technological capabilities, the new system will be Year 2000 compliant. Installation of new hardware will be completed by December 1998 with implementation of the new software to be phased in by June 1999.

     During the nine month period, the Company signed an agreement for the sale of an area development Territory covering certain counties in Virginia and South Carolina to an existing area developer for a cash price of $240,000. Effective March 1998, the Company resold an area development Territory covering certain counties in Tennessee and Kentucky for $986,000 and recognized a gain on the sale of the asset in the amount of $125,000. In connection with this transaction, the area developer's lender has received a pledge of all royalties and franchise fees payable to the area developer as security for the area developer's monthly note payments. In the event of a payment default, the Company has a contingent guarantee for any monthly note payment shortfall after application of such royalties and franchise fees which is not paid by the area developer or from his other collateral. These area development agreements, along with other agreements signed during the last five years, contain development commitments for a significant number of additional units over the next four years. The occurrence of any additional area development sales, which cannot be predicted with any certainty, may also provide significant infusions of cash. Growth in royalties and distribution sales are expected to provide adequate working capital. External sources of cash are not expected to be required in the foreseeable future.


     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $15.6 million and expire in 2005) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($7.2 million as of March 29, 1998) without reliance on material, non-routine income. Taxable income in future years at the same level as fiscal 1997 would be sufficient for full realization of the net tax asset.

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

PART  II.    OTHER  INFORMATION


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

     None.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------

     There are no exhibits filed with this report. No reports on Form 8-K were filed in the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:  /s/Ronald  W.  Parker
                                        ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer





                                   By:  /s/Nancy  Deemer
                                        ----------------
                                        Nancy  Deemer
                                        Controller  and
                                        Principal  Accounting  Officer







Dated:        May  13,  1998