Form 10-K
period 1998-06-28
PIZZA INN INC /MO/
filed 1998-09-25
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934          FOR  THE  FISCAL  YEAR  ENDED  JUNE  28,  1998.
[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for          the transition period from _____ to _____.

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

     At September 9, 1998, there were 11,772,896 shares of the registrant's Common Stock outstanding, and the aggregate market value of registrant's Common Stock held by non-affiliates was $31,164,923, based upon the average of the bid and ask prices.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.      Yes      X        No
                                     ---
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 1998, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" (R).

     On September 9, 1998, the Pizza Inn system consisted of 505 units, including three Company operated units (which are used for product testing and franchisee training, in addition to serving customers) and 502 franchised units. The domestic units are comprised of 294 full service units, 40 delivery/carry-out units and 98 Express units. The international units are comprised of 28 full service units, 25 delivery/carry-out units and 17 Express units. Pizza Inn units are currently located in 22 states and 19 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 29%, 16% and 11% respectively of the total. Norco Manufacturing and Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full-Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (The Original Thin Crust, New York Pan, and Italian Crust), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full-Service units are between 3,300 and 4,400 square feet in size and seat 130 to 180 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line arrangements, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Full-Service units, except for buffet service. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

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

FRANCHISING

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, thus present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions which: (i) provide an initial franchise term of 20 years and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and (iv) prohibit the development of one unit within a specified distance from another.

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full-Service unit, $7,500 for a Delco and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full-Service unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full-Service or Delco and 5% of gross sales for an Express unit and (v) required advertising expenditures of at least 4% of gross sales for a Full-Service unit, 5% for a Delco and 2% for an Express unit.

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

     As with developers, a master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined foreign territory, typically for a term of 20 years plus renewal options for ten years. The master licensee agrees to a new store development schedule and the Company trains the master licensee to monitor and assist franchisees in their territory with local franchise service and quality control, with support from the Company. In return, the master licensee typically retains half the franchise fees and approximately half the royalties on all units within the territory during the term of the agreement. While all Pizza Inn restaurants opened in an area of developer's territory enter into franchise agreements with the Company, a master licensee may open restaurants owned and operated by the master licensee, or they may open sub-franchised restaurants owned and operated by third parties through agreement with the master licensee.

FOOD  AND  SUPPLY  DISTRIBUTION

     The Company's Norco division offers substantially all of the food and paper products, equipment and other supplies necessary to operate a Pizza Inn restaurant. Franchisees are required to purchase from Norco certain food products which are proprietary to the Pizza Inn system. In addition, the vast majority of franchisees also purchase other supplies from Norco. In May 1998, the Company entered into an agreement with Pepsi, Inc. to distribute Pepsi products through Pizza Inn restaurants. Pepsi agreed to provide each converted restaurant with a sign-on bonus during the specified sign-up period, new loaned fountain and support equipment, and various marketing support including cash payments throughout the term of the agreement, while the Company received reimbursement of various expenses related to the agreement, shares of its common stock and a sign-on bonus for entering into the agreement.

     Norco operates its central distribution facility six days per week, and it delivers to all domestic units on a weekly basis, utilizing a fleet of refrigerated tractor-trailer units operated by Company drivers and independent owner-operators. Norco also ships products and equipment to its international franchisees. The food, equipment, and other supplies distributed by Norco are generally available from several qualified sources, and the Company is not dependent upon any one supplier or limited group of suppliers. The Company contracts with established food processors for the production of its proprietary products. The Company does not anticipate any difficulty in obtaining supplies in the foreseeable future.


ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation which creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related research and advertising services for use by its members. Each operator of a Full-Service or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full-Service and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 9, 1998, the Company operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund Express unit marketing materials and similar expenditures.

     Groups of franchisees in many of the Pizza Inn system's market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by the Company under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and the Company.

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

     The Company requires all units to satisfy certain quality standards governing the products and services offered through use of the Company's trademarks. The Company maintains a staff of field representatives, whose primary responsibilities include periodic visits to provide advice and assistance in operational and marketing activities and to evaluate and enforce compliance with the Company's quality standards.

TRAINING

     The Company offers numerous training programs for the benefit of franchisees and their restaurant management and crew members. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management, and other aspects of restaurant operation. The training programs include group classes, supervised work in Company operated units, and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video tapes and printed materials produced by the Company.

WORKING  CAPITAL  PRACTICES

     The Company's Norco division maintains a sufficient inventory of food and other consumable supplies which it distributes to Pizza Inn units typically on a weekly basis. The Company's accounts receivable and notes receivable consist primarily of receivables from food and supply sales, equipment sales, and accrued franchise royalties.

GOVERNMENT  REGULATION

     The Company is subject to registration and disclosure requirements and other restrictions under federal and state franchise laws. The Company's Norco division is subject to various federal and state regulations, including those regarding transportation of goods, food labeling, safety, sanitation, distribution, and vehicle licensing.

     The development and operation of Pizza Inn units are subject to federal, state and local regulations, including those pertaining to zoning, public health, and alcoholic beverages, where applicable. Many restaurant employees are paid at rates related to the minimum wage established by federal and state law. Increases in the federal minimum wage can result in higher labor costs for the Company operated units, as well as its franchisees, which may be partially offset by price increases or operational and equipment efficiencies.

EMPLOYEES

     On September 9, 1998, the Company had approximately 249 employees, including 66 in the Company's corporate office, 84 at its Norco division, and 37 full-time and 62 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

COMPETITION

     The restaurant business is highly competitive. The Company and its franchisees compete with other national and regional pizza chains, independent pizza restaurants, and other restaurants which serve moderately priced foods. The Company believes that Pizza Inn units compete primarily on the basis of the quality, value and price of their food, the consistency and level of service, and the location, attractiveness and cleanliness of their restaurant facilities. Because of the importance of brand awareness, the Company has increased its development emphasis on individual market penetration and local cooperative advertising by franchisees.

     The Company's Norco division competes with both national and local distributors of food, equipment and other restaurant supplies. The distribution industry is very competitive. The Company believes that the principal competitive factors in the distribution industry are product quality, customer service and price. Norco is the sole authorized supplier of certain proprietary products which are required to be used by all Pizza Inn units.

     In the sale of franchises, the Company competes with franchisors of other restaurant concepts and franchisors of a variety of other products and services. The Company believes that the principal competitive factors affecting the sale of franchises are product quality and value, consumer acceptance, franchisor experience and support, and the quality relationship maintained between the franchisor and its franchisees.

SEASONALITY

     Historically, sales at Pizza Inn restaurants have been somewhat higher during the warmer months and somewhat lower during the colder months of the year. The Company believes that the increasing popularity of delivery service and expansion into the high impulse purchase markets of Express units should lessen the seasonal impact on future chainwide sales.


ITEM  2  -  PROPERTIES

     The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility and test kitchen with a term expiring in 2001.

     On September 9, 1998, all three of the Company operated Pizza Inn restaurants (all located in Texas) were leased. The Company also owns one restaurant property which it leases to a franchisee. The Company operated units range in size from approximately 1,000 to 4,000 square feet and incur annual minimum rent between $6.80 and $20.00 per square foot. Most of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes. The leases will expire in 2000, 2004, and 2007 while all have renewal options ranging from three to five years.

ITEM  3  -  LEGAL  PROCEEDINGS

     On September 21, 1989, the Company, Pizza Inn, Inc. (a Delaware corporation) and Memphis Pizza Inns, Inc. filed for protection under the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The plan of reorganization, as confirmed by the court, became effective on September 5, 1990. The court retained jurisdiction to help ensure that the plan of reorganization was carried out and to hear any disputes that arose during the five year term of the plan. In May 1996, the court issued its final order finding that the proceedings had been completed and closed the bankruptcy cases.

     Certain other pending legal proceedings exist against the Company which the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1998.



                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 9, 1998, there were 2,902 stockholders of record of the Company's Common Stock.

     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "PZZI". The following table shows the highest and lowest bid price per share of the Common Stock during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

                                                    Bid
                                             ------------------
                                               High      Low
                                             --------  --------
1998
              First Quarter Ended 9/28/97 .    4  7/8  3  15/16
              Second Quarter Ended 12/28/97  5  15/16    4  3/4
              Third Quarter Ended 3/29/98 .   6  3/16   5  3/16
              Fourth Quarter Ended 6/28/98.   6  7/16   5  3/16

1997
              First Quarter Ended 9/29/96 .  4  13/16  3  11/16
              Second Quarter Ended 12/29/96         5    4  1/4
              Third Quarter Ended 3/30/97 .    4  7/8    3  7/8
              Fourth Quarter Ended 6/29/97.    4  1/4    3  1/4

     During fiscal 1998 the Board of Directors of the Company declared quarterly cash dividends of $0.06 per share. For the year ended June 28, 1998 cash dividends declared were approximately $3.1 million or $0.24 per share. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 28, 1998, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with SFAS 128.

                                                                        Year Ended
                                                    ------------------------------------------------------
                                                    June 28,    June 29,   June 30,   June 25,   June 26,
                                                      1998        1997       1996       1995       1994
                                                    ------------------------------------------------------
                                                           (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
    Total revenues. . . . . . . . . . . . . . . .  $    68,640  $  69,123  $  69,441  $  62,044  $  57,378
    Income before income taxes. . . . . . . . . .        7,023      6,860      5,921      4,845      3,899
    Net income. . . . . . . . . . . . . . . . . .        4,880      4,528      3,908      3,198      2,573
    Basic  earnings per common share . . . .. . .          .38        .35        .30        .24        .19
    Diluted earnings per common share                      .36        .33        .28         22        .18
    Dividends declared per common share . . . . .          .24          -          -          -          -
SELECTED BALANCE SHEET DATA:
    Total assets. . . . . . . . . . . . . . . . .       21,773     24,310     24,419     25,803     27,234
    Long-term debt and capital lease obligations.        5,454      7,789      7,902     11,039     14,538

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL  1998  COMPARED  TO  FISCAL  1997

     Diluted earnings per share for fiscal year ended June 28, 1998 grew 9% to $0.36 from $0.33. Net income increased 8% to $4.9 million from $4.5 million in the prior year. Pre-tax income increased 2% to $7.0 million from $6.9 million. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $14.9 million at June 28, 1998, reduce the income taxes paid by the Company from the 34% statutory rate to approximately 2% alternative minimum tax rate. Additionally, the Company was able to reduce its effective tax rate from 34% to 31% primarily due to the recognition of business tax credits in the amount of $263,000 for fiscal 1998.

     Food and supply sales by the Company's distribution division were down 2% or $1,066,000 as compared to last year. The decrease was primarily due to reductions in international sales of equipment and food. Total international sales declined $1.5 million primarily due to advance equipment purchases during fiscal year 1997 for new store openings in fiscal year 1998. These decreases
were    partially  offset  by  an  increase  of  $555,000  in  domestic  sales.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 4% or $282,000 in fiscal 1998. This was primarily due to lower revenue from international master license sales in the current year. Proceeds from Territory sales vary depending on size, demographics and current market development in the Territories. The timing and recognition of Territory sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of new Territory rights for South Carolina, Virginia, Puerto Rico, Brazil, the Palestinian territories and South Korea. Current year royalties increased 3% or $159,000, primarily due to the repurchase of area developer rights in Tennessee and portions of Kentucky, which resulted in full royalties being paid directly to the Company through March 1998 when the rights were subsequently resold.

     Restaurant sales, which consist of retail sales by Company operated training restaurants, remained at the same level compared to the prior year, despite the transfer of a unit in December 1997 to a franchisee. These restaurants' sales on a comparable basis increased 12%.

     Other income, which increased $877,000, consists primarily of interest income and non-recurring revenue items. This was primarily the result of vendors' incentives including the non-cash transfer of the Company's stock valued at $602,000, the gain on the sale of a Territory and the sale of a state liquor license.

     Cost of sales decreased 1% or $515,000 during fiscal 1998 due to a decrease in food and supply sales. As a percent of sales, cost of sales increased from 86% during fiscal 1997 to 87% in fiscal 1998 primarily due to increases in transportation costs and an increase in allocation of corporate services overhead.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses), directly related to the sale and service of franchises and Territories. These costs increased 8% or $231,000 from last year primarily due to increases in number of field support employees and a vacant executive position in fiscal 1997 which was filled in fiscal 1998.

     General and administrative expenses decreased 7% or $322,000 in the current year primarily due to the Company's reversal of previously established contingent reserves for foreign litigation related to the Company's former master licensee in Korea and an increase in the corporate services overhead allocation to the distribution center resulting in a corresponding decrease in general and administrative expenses.

     Interest expense decreased 24% or $160,000 in fiscal 1998 as the result of lower debt balances and lower average interest rates.

     During fiscal 1998, a total of 82 new Pizza Inn franchise units were opened for business, 66 domestic units and 16 international units. Domestically, 54 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly, 5 international units were closed.

FISCAL  1997  COMPARED  TO  FISCAL  1996

     Diluted earnings per share for fiscal year ended June 29, 1997 grew 18% to $0.33 from $0.28. Net income increased 16% to $4.5 million from $3.9 million in the prior year. Pre-tax income also increased 16% to $6.9 million from $5.9 million. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $20.6 million at June 29, 1997, reduce the income taxes paid by the Company from the 34% rate expensed on its statements of operations to approximately 2%.

     Results of operations for fiscal 1997 include 52 weeks versus 53 weeks for fiscal 1996. The effect of the additional week on prior year revenues and net income was an increase of approximately 2%.

     Food and supply sales by the Company's distribution division were up slightly from the previous year. Increased market share on the sale of non-proprietary food, supplies and equipment offset the decrease resulting from the additional week in the prior fiscal year.

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

                               FINANCIAL CONDITION

     Cash and cash equivalents remained the same in fiscal 1998 as cash flow generated from operations was used to reduce debt, purchase shares of the Company's own common stock, and pay cash dividends on its common stock. Current year debt payments, totaling $2.2 million, reduced debt from $6.9 million to $4.7 million at June 28, 1998. The Company used $2.6 million in working capital to reacquire 496,641 shares of its own common stock, at prevailing prices on the open market. The Company also used $2.3 million to pay cash dividends on its common stock during 1998.

     At  June  28,  1998,  the  net deferred tax asset balance was $6.7 million.
During 1998, the Company increased the net deferred tax asset by $263,000 for general business tax credits due to expire between 2000 and 2001 through a reduction of the tax valuation allowance. The Company believes that it is more likely than not that these credits will be realized prior to expiration due to increased taxable income in recent years.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $739,000 related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 1998 would be sufficient for full realization of the net tax asset. Additionally, management believes that taxable income based on recent growth trends of the Company's franchise base should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $14.9 million and expire in 2005) to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. In accordance with SFAS 109, these carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 31%, 34% and 34% for fiscal years 1998, 1997 and 1996, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 2% is significantly less than the corporate rate reflected on the Company's statement of operations. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

     Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $6.4 million in fiscal 1998 and was used primarily to service debt, to acquire the Company's common stock, to pay cash dividends on its common stock and to fund capital expenditures.

     The Company reduced its debt from $6.9 million at June 29, 1997 to $4.7 million at June 28, 1998. In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants.

     During fiscal 1998, the Company purchased 496,641 shares of its own common stock on the open market for a total price of $2.6 million and acquired 102,478 shares valued at current market price of $602,000 in connection with the entering into a new contract with a vendor, bringing the total number of shares in treasury to 2,381,386 as of June 28, 1998. All reacquired shares will be held as treasury stock until retired.

     Capital expenditures of $362,000 during fiscal 1998 primarily consist of build-out costs associated with the acquisition of new space at the corporate offices and upgrading the Company's computer systems.

     The Company's future requirements for cash relate primarily to the periodic purchase of its own common stock, capital expenditures, payment of dividends on its common stock and debt repayment. The Company currently considers its common stock to be undervalued, and plans to aggressively purchase its own shares on the open market during fiscal 1999. For the period June 28, 1998 through September 9, 1998, the Company has purchased 758,600 shares for a total amount of $4,057,735. Although the existing loan agreement does not require the Company to make any scheduled debt reductions, the Company plans to further reduce the bank debt during the second half of fiscal 1999. Anticipated capital expenditures include information system upgrades and warehouse improvements. During fiscal 1998, the Board of Directors of the Company declared cash dividends on the Company's common stock of approximately $3.1 million or $0.24 per share. Declaration of future dividends will be at the discretion of the Board of Directors.

     In July 1997, the Company reacquired the area development rights for the majority of Tennessee and portions of Kentucky. The Company paid $986,000 in cash for these rights, and recorded a long-term asset for the same amount. In March 1998, the Company sold this area development territory for $986,000 and recognized a gain on the sale of the asset in the amount of $125,000 which represented amortization of the asset for nine months. This transaction also included the full collection of receivables from the original ownership of this territory totaling an additional $341,000.

     The Company's primary sources of cash are sales from the distribution division, royalties, license fees and Territory sales. Existing area development and master license agreements contain development commitments that should result in future chainwide growth. Related growth in distribution sales and royalties are expected to provide adequate working capital to supply the needs described above. The signing of any new area development or master license agreements, which cannot be predicted with certainty, would also provide significant infusions of cash.

                                ECONOMIC FACTORS

     The costs of operations, including labor, supplies, utilities, financing and rental costs, to the Company and its franchisees, can be significantly affected by inflation and other economic factors. Increases in any such costs would result in higher costs to the Company and its franchisees, which may be partially offset by price increases and increased efficiencies in operations. The Company's revenues are also affected by local economic trends where units are concentrated. The Company intends to pursue franchise development in new markets in the United States and other countries, which would mitigate the impact of local economic factors.

     The Company has assessed its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems related to the year 2000. The Company's assessment, purchase of new equipment and installation of new software are completed. The conversion and testing of data are scheduled to begin in October 1998. We anticipate that all of our systems will be year 2000 compliant by June 1999. The Company's existing software system has a carrying value of $183,000 at June 29, 1998 which will be amortized over twelve months through June 1999.

     Because third party computer failures could also have a material impact on our ability to conduct business, confirmations are being requested from our material vendors and suppliers to certify that plans are being developed to address and become compliant with the year 2000 issues. The Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company since sales information is not currently communicated through computer systems. Through the assessment of the Company's non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area.

     Currently the Company can not clearly identify or therefore address the most reasonably likely worse case scenario regarding year 2000 compliance. Additionally, we plan to have all new compliance systems noted above fully implemented by June 1999. Therefore, management does not believe there is an immediate need for a contingency plan. However, during the implementation process, management plans to closely monitor any problems which should arise requiring a contingency plan and to then expeditiously develop such alternative plans based on these specific needs.

     New software, testing, and conversion of systems and applications will cost approximately $450,000 and new hardware components will cost approximately $300,000. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. Of these costs, approximately $86,000 had been incurred by year-end 1998. All the above capital expenditures are expected to be funded through a 36-month lease.

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including but not limited to, changes in demand for Pizza Inn products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients, and restrictions on international trade and business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

                                PIZZA INN, INC.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Index  to  Financial  Statements  and  Schedules:


FINANCIAL STATEMENTS                                                            PAGE NO.

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . .        15

Consolidated Statements of Operations for the years ended
  June 28, 1998, June 29, 1997, and June 30, 1996. . . . . . . . . . . . . . .        16

Consolidated Balance Sheets at June 28, 1998 and June 29, 1997.. . . . . . . .        17

Consolidated Statements of Shareholders' Equity for the years
  ended June 28, 1998, June 29, 1997, and June 30, 1996. . . . . . . . . . . .        18

Consolidated Statements of Cash Flows for the years ended June 28, 1998,
  June 29,1997, and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . .        19

Notes to Consolidated Financial Statements.. . . . . . . . . . . . . . . . . .        21

  FINANCIAL STATEMENT SCHEDULES

  Schedule II   -  Consolidated Valuation and Qualifying Accounts. . . . . . .        33

  All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. (the "Company") and its subsidiaries at June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP

Dallas,  Texas
August  17,  1998


                                 PIZZA INN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED
                                                    -----------
                                           JUNE 28,    JUNE 29,   JUNE 30,
REVENUES:                                    1998        1997       1996
                                          -----------  ---------  ---------
     Food and supply sales . . . . . . .  $    58,491  $  59,557     58,823
     Franchise revenue . . . . . . . . .        6,468      6,750      7,412
     Restaurant sales. . . . . . . . . .        2,684      2,696      2,934
     Other income. . . . . . . . . . . .          997        120        272
                                          -----------  ---------  ---------
                                               68,640     69,123     69,441
                                          -----------  ---------  ---------

COSTS AND EXPENSES:
     Cost of sales . . . . . . . . . . .       53,119     53,634     54,273
     Franchise expenses. . . . . . . . .        3,209      2,978      3,019
     General and administrative expenses        4,557      4,879      5,353
     Provision for bad debt. . . . . . .          230        110          -
     Interest expense. . . . . . . . . .          502        662        875
                                          -----------  ---------  ---------
                                               61,617     62,263     63,520
                                          -----------  ---------  ---------

INCOME BEFORE INCOME TAXES . . . . . . .        7,023      6,860      5,921

     Provision for income taxes. . . . .        2,143      2,332      2,013
                                          -----------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . .  $     4,880  $   4,528  $   3,908
                                          ===========  =========  =========

BASIC EARNINGS PER COMMON SHARE. . . . .  $      0.38  $    0.35  $    0.30
                                          ===========  =========  =========

DILUTED EARNINGS PER COMMON SHARE. . . .  $      0.36  $    0.33  $    0.28
                                          ===========  =========  =========

DIVIDENDS DECLARED PER COMMON SHARE. . .  $      0.24  $       -  $       -
                                          ===========  =========  =========

WEIGHTED AVERAGE COMMON SHARES . . . . .       12,692     12,873     13,209
                                          ===========  =========  =========

WEIGHTED AVERAGE COMMON AND
     DILUTIVE POTENTIAL COMMON SHARES. .       13,468     13,707     13,872
                                          ===========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)


                                                             JUNE 28,   JUNE 29,
ASSETS                                                         1998       1997
                                                             ---------  ---------
CURRENT ASSETS
     Cash and cash equivalents. . . . . . . . . . . . . . .  $   2,335  $   2,332
     Accounts receivable, less allowance for doubtful
       accounts of $825 and $939, respectively. . . . . . .      6,021      6,711
     Notes receivable, current portion, less allowance
       for doubtful accounts of $174 and $60, respectively.        741        593
     Inventories. . . . . . . . . . . . . . . . . . . . . .      1,953      2,224
     Prepaid expenses and other . . . . . . . . . . . . . .        556        452
                                                             ---------  ---------
           Total current assets . . . . . . . . . . . . . .     11,606     12,312
Property, plant and equipment, net. . . . . . . . . . . . .      1,921      2,044
Property under capital leases, net. . . . . . . . . . . . .        761        934
Deferred taxes, net . . . . . . . . . . . . . . . . . . . .      6,705      8,492

OTHER ASSETS
     Long-term notes receivable, less
       allowance for doubtful accounts of $8 and $122,
       respectively . . . . . . . . . . . . . . . . . . . .        436        149
     Deposits and other . . . . . . . . . . . . . . . . . .        344        379
                                                             ---------  ---------
                                                             $  21,773  $  24,310
                                                             =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable - trade . . . . . . . . . . . . . . .  $   2,014  $   1,482
     Accrued expenses . . . . . . . . . . . . . . . . . . .      2,507      2,917
     Current portion of capital lease obligations . . . . .        125        115
                                                             ---------  ---------
           Total current liabilities. . . . . . . . . . . .      4,646      4,514

LONG-TERM LIABILITIES
     Long-term debt . . . . . . . . . . . . . . . . . . . .      4,700      6,910
     Long-term capital lease obligations. . . . . . . . . .        754        879
     Other long-term liabilities. . . . . . . . . . . . . .        756        786
                                                             ---------  ---------
                                                                10,856     13,089
                                                             ---------  ---------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized 26,000,000
       shares; outstanding 12,528,436 and 12,713,562
       shares, respectively (after deducting shares in
       treasury:  1998 - 2,381,386; 1997 -1,790,416). . . .        125        127
     Additional paid-in capital . . . . . . . . . . . . . .      4,911      4,061
     Retained earnings. . . . . . . . . . . . . . . . . . .      5,881      7,033
                                                             ---------  ---------
           Total shareholders' equity . . . . . . . . . . .     10,917     11,221
                                                             ---------  ---------
                                                             $  21,773  $  24,310
                                                             =========  =========

           See accompanying Notes to Consolidated Financial Statements.


                                                       PIZZA INN, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        (IN THOUSANDS)

                                                                               ADDITIONAL
                                            COMMON STOCK                         PAID-IN         RETAINED
                                               SHARES           AMOUNT           CAPITAL         EARNINGS          TOTAL
                                            -------------  ----------------  ---------------  ---------------  --------------

BALANCE, JUNE 25, 1995 . . . . . . . . . .        13,527   $           135   $        3,974   $        3,293   $       7,402

Stock options exercised. . . . . . . . . .           291                 3              491                -             494
Acquisition of treasury stock. . . . . . .          (941)               (9)            (781)          (2,908)         (3,698)
Net income . . . . . . . . . . . . . . . .             -                 -                -            3,908           3,908
                                            -------------  ----------------  ---------------  ---------------  --------------

BALANCE, JUNE 30, 1996 . . . . . . . . . .        12,877   $           129   $        3,684   $        4,293   $       8,106

Stock options exercised. . . . . . . . . .           267                 2              503                -             505
Acquisition of treasury stock. . . . . . .          (430)               (4)            (126)          (1,788)         (1,918)
Net income . . . . . . . . . . . . . . . .             -                 -                -            4,528           4,528
                                            -------------  ----------------  ---------------  ---------------  --------------

BALANCE, JUNE 29, 1997 . . . . . . . . . .        12,714   $           127   $        4,061   $        7,033   $      11,221

Stock options exercised. . . . . . . . . .           414                 4            1,247                -           1,251
Tax benefits associated
    with stock options . . . . . . . . . .             -                 -             (179)               -            (179)
Dividends declared . . . . . . . . . . . .             -                 -                -           (3,052)         (3,052)
Acquisition of treasury stock (see Note K)          (600)               (6)            (218)          (2,980)         (3,204)
Net income . . . . . . . . . . . . . . . .             -                 -                -            4,880           4,880
                                            -------------  ----------------  ---------------  ---------------  --------------

BALANCE, JUNE 28, 1998 . . . . . . . . . .        12,528   $           125   $        4,911   $        5,881   $      10,917
                                            =============  ================  ===============  ===============  ==============


                                                  See  accompanying  Notes  to  Consolidated  Financial  Statements.


                                                    PIZZA INN, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)


                                                                                     YEAR ENDED
                                                                                   -----------------
                                                                     JUNE 28,           JUNE 29,          JUNE 30,
                                                                       1998               1997              1996
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $          4,880   $         4,528   $          3,908
  Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .               902               707                595
     Provision for bad debt . . . . . . . . . . . . . . . . . .               230               110                  -
     Income from transfer of Pizza Inn stock (see Note K) . . .              (602)                -                  -
     Utilization of pre-reorganization net operating
     loss carryforwards . . . . . . . . . . . . . . . . . . . .             1,787             2,195              1,895
  Changes in assets and liabilities:
     Restricted cash and short-term investments . . . . . . . .                 -               360                 (7)
     Notes and accounts receivable. . . . . . . . . . . . . . .                25              (762)            (1,002)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . .               271              (305)              (329)
     Accounts payable - trade . . . . . . . . . . . . . . . . .               532              (849)             1,147
     Accrued expenses . . . . . . . . . . . . . . . . . . . . .            (1,170)             (241)              (183)
     Prepaid expenses and other . . . . . . . . . . . . . . . .              (408)              (23)               195
                                                                 -----------------  ----------------  -----------------
     CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . .             6,447             5,720              6,219
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . .              (362)             (628)              (639)
  Acquisition of area development territory . . . . . . . . . .              (986)                -                  -
  Proceeds from sale of re-acquired area development territory.               986                 -                  -
  Proceeds from sales of assets . . . . . . . . . . . . . . . .                65                 -                 84
                                                                 -----------------  ----------------  -----------------
     CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . .              (297)             (628)              (555)
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and
     capital lease obligations. . . . . . . . . . . . . . . . .            (2,325)           (2,000)            (3,479)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .            (2,292)                -                  -
  Proceeds from exercise of stock options . . . . . . . . . . .             1,072               505                494
  Purchases of treasury stock . . . . . . . . . . . . . . . . .            (2,602)           (1,918)            (3,698)
                                                                 -----------------  ----------------  -----------------
     CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . .            (6,147)           (3,413)            (6,683)
                                                                 -----------------  ----------------  -----------------

Net increase (decrease) in cash and cash equivalents. . . . . .               (12)            1,384             (1,019)
Cash and cash equivalents, beginning of period. . . . . . . . .             2,332               653              1,672
                                                                 -----------------  ----------------  -----------------
Cash and cash equivalents, end of period. . . . . . . . . . . .  $          2,335   $         2,332   $            653
                                                                 -----------------  ----------------  -----------------

                              See accompanying Notes to Consolidated Financial Statements.



                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                    (IN THOUSANDS)

                                                     YEAR ENDED
                                                     -----------
                                            JUNE 28,    JUNE 29,   JUNE 30,
                                              1998        1997       1996
                                           -----------  ---------  ---------
  CASH PAYMENTS FOR:
       Interest . . . . . . . . . . . . .  $       526  $     612  $     880
       Income taxes . . . . . . . . . . .          160        150        110


  NONCASH FINANCING AND INVESTING
  ACTIVITIES:
       Capital lease obligations incurred  $         -  $       -  $     477


                                 PIZZA INN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

DESCRIPTION  OF  BUSINESS:

Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" (R).

On June 28, 1998 the Pizza Inn system consisted of ----508 locations, including four Company operated units and 504 franchised units. The Company is currently franchised in 22 states and 18 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 29%, 15%, and 11%, respectively, of the total. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

It is the Company's policy to periodically review the net realizable value of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. Based upon its most recent analysis, the Company believes no impairment of long-lived assets exists at June 28, 1998.

ACCOUNTS  RECEIVABLE:

Accounts receivable consists primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. For the years ended June 28, 1998 and June 29, 1997, provisions of $230,000 and $110,000 were recorded, respectively. No provision was recorded for the year ended June 30, 1996.

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

INCOME  TAXES:

Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits are more likely than not.

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

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 28, 1998, June 29, 1997 and June 30, 1996, 84%, 78% and 75%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 28, 1998, June 29, 1997 and June 30, 1996 were $666,000, $1,154,000 and
$1,630,000  respectively.

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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ended June 28, 1998 and June 29, 1997 contained 52 weeks, and fiscal year ended June 30, 1996 contained 53 weeks.

NEW  PRONOUNCEMENTS:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The adoption of this statement in fiscal 1999 is not expected to have an affect on the Company's financial statements.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 31, 1997. SFAS 131 requires companies to disclose certain information about their operating segments, their products and services, their major customers and the geographic areas in which they operate. The determination of reportable segments under SFAS 131 is based on material segments of a company whose operating results are regularly reviewed by the Company's chief operating decision maker in determining allocation of resources between the segments and assessing their performance. The Company is presently evaluating its reporting requirements under this standard.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):

                                      JUNE 28,    JUNE 29,
                                        1998        1997
                                   ----------  ----------
Property, plant and equipment:
Equipment, furniture and fixtures  $   3,992   $   3,732
Leasehold improvements. . . . . .      1,326       1,224
                                   ----------  ----------
                                       5,318       4,956
Less: accumulated depreciation. .     (3,397)     (2,912)
                                   ----------  ----------
                                   $   1,921   $   2,044
                                   ==========  ==========
Assets under capital leases:
Real Estate . . . . . . . . . . .  $     118   $     118
Equipment . . . . . . . . . . . .      1,396       1,396
                                   ----------  ----------
                                       1,514       1,514
Less: accumulated amortization. .       (753)       (580)
                                   ----------  ----------
                                   $     761   $     934
                                   ==========  ==========

Depreciation and amortization expense was $902,000, $707,000, and $595,000 for the years ended June 28, 1998, June 29, 1997, and June 30, 1996, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):

                                     JUNE 28,   JUNE 29,
                                       1998       1997
                                   ---------  ---------
Compensation. . . . . . . . . . .  $     824  $   1,145
Legal and other professional fees         35        309
Deferred franchise revenue. . . .        237        624
Accrued dividends payable . . . .        760          -
Other
                                         651        839
                                   ---------  ---------
                                   $   2,507  $   2,917
                                   =========  =========

NOTE  D  -  LONG-TERM  DEBT:

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

In August 1997, the Company signed a new agreement (the "New Loan Agreement") with its current lender, Wells Fargo, to refinance its debt under a new revolving credit facility. The new $9.5 million revolving credit line replaced the Company's $6.9 million term loan and its $1 million revolving credit line.
The revolving credit note matures in August 1999 and is secured by essentially all of the Company's assets. Amounts outstanding under the New Loan Agreement were $4.7 million and $6.9 million at fiscal year end 1998 and 1997, respectively.

Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of June 28, 1998, the Company was in compliance with all of its debt covenants. A 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 28, 1998 and June 29, 1997, the Company's effective interest rates were 6.91% and 6.94%, respectively (with a Eurodollar rate basis).

The New Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt. In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced", the entire balance outstanding under the Loan Agreement at June 29, 1997 was classified as long-term to reflect the provisions of the New Loan Agreement.

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit to reinsurers to secure loss reserves. At June 28, 1998 and June 29, 1997 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants.

NOTE  E  -  INCOME  TAXES:

The effective federal income tax rate did not vary from the statutory rate of 34% for the years ended June 29, 1997 and June 30, 1996. However, the effective federal income tax rate varied from the statutory rate for the year ended June 28, 1998 as follows:

                                        June 28,
                                          1998
                                   -------------------
(in thousands)
Federal income taxes based on 34%
   of book income . . . . . . . .  $            2,388
Permanent adjustments . . . . . .                (102)
Change in valuation allowance . .                (638)
Expired credits . . . . . . . . .                 375
Other . . . . . . . . . . . . . .                 120
                                   -------------------
                                   $            2,143
                                   ===================

Income  tax  expense  consists  of  the  following  (in  thousands):


                            JUNE 28,   JUNE 29,   JUNE 30,
                              1998       1997       1996
                            ---------  ---------  ---------
Federal:
     Current . . . . . . .  $     356  $     137  $     118
     Deferred. . . . . . .      1,787      2,195      1,895
                            ---------  ---------  ---------
Provision for income taxes  $   2,143  $   2,332  $   2,013
                            =========  =========  =========

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):


                            JUNE 28,    JUNE 29,
                              1998        1997
                          ----------  ----------
Reserve for bad debt . .  $     382   $     422
Depreciable assets . . .        507         423
Deferred fees. . . . . .         70         204
Other reserves . . . . .       (212)       (137)
NOL carryforwards. . . .      5,100       7,013
Credit carryforwards . .      1,597       1,944
                          ----------  ----------

Gross deferred tax asset  $   7,444   $   9,869

Valuation allowance. . .       (739)     (1,377)
                          ----------  ----------

Net deferred tax asset .  $   6,705   $   8,492
                          ==========  ==========

As of June 28, 1998, the Company had $14.9 million of net operating loss carryforwards that expire in 2005. The Company also had $1.0 million of general business credit carryforwards expiring between 1999 and 2001 and $558,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of certain of the general business credit carryforwards will expire before they can be utilized.

In fiscal 1998, the Company increased the net deferred tax asset by $263,000 for general business tax credits due to expire between 2000 and 2001 through a reduction of the tax valuation allowance. The Company believes that it is more likely than not that these credits will be realized prior to expiration due to increased taxable income in recent years.

Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

NOTE  F  -  LEASES:

All of the real property occupied by the Company operated restaurants is leased for initial terms ranging from five to twenty-five years with renewal options ranging from five to fifteen years. Most of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price
Index.

The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities under operating leases. The leases expire in 2003 and 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in 2001.

The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years under operating and capital leases. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 28, 1998 are as follows (in thousands):


                                                    Capital Leases     Operating  Leases
                                                   ----------------  ---------------------
1999. . . . . . . . . . . . . . . . . . . . . . .  $           193   $                 838
2000. . . . . . . . . . . . . . . . . . . . . . .              193                     763
2001. . . . . . . . . . . . . . . . . . . . . . .              193                     613
2002. . . . . . . . . . . . . . . . . . . . . . .              310                     497
2003. . . . . . . . . . . . . . . . . . . . . . .               91                     310
Thereafter. . . . . . . . . . . . . . . . . . . .              131                     331
                                                   ----------------  ---------------------
                                                   $         1,111   $               3,352
                                                                          ================
Less amount representing interest . . . . . . . .             (232)
                                                   ----------------
Present value of total obligations under capital
     leases . . . . . . . . . . . . . . . . . . .              879
Less current portion. . . . . . . . . . . . . . .             (125)
                                                   ----------------
Long-term capital lease obligations . . . . . . .  $           754
                                                   ================


Rental  expense  consisted  of  the  following  (in  thousands):


                     Year Ended    Year Ended    Year Ended
                      June 28,      June 29,      June 30,
                        1998          1997          1996
                    ------------  ------------  ------------
Minimum rentals. .  $     1,193   $     1,117   $     1,068
Contingent rentals           15            11            11
Sublease rentals .          (87)          (90)         (127)
                    ------------  ------------  ------------
                    $     1,121   $     1,038   $       952
                    ============  ============  ============

In August 1998, the Company entered into a new lease agreement for computer software and hardware equipment. The term of this agreement is 36 months and future minimum lease payments under this agreement total approximately $827,000.

In September 1998, the Company's distribution division entered into a new lease agreement for transportation equipment. The agreement will extend through August 2002 and provide a modernized fleet for distribution of goods. Future minimum lease payments under this agreement total $1,754,000.

NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. From January 1, 1993 through January 1, 1998, the Company contributed on behalf of each participating employee an amount equal to 50% of the first 3% and 25% of next 3% of the employee's contribution. Effective January 1, 1998, the Company contributes on behalf of each participating employee an amount equal to 100% up to 6% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. The plan is subject to the provisions of the Employee Retirement Income Security Act and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan. Participants may direct elective deferrals and earnings thereon and employer matching contributions and earnings thereon prior to January 1, 1998. Effective January 1, 1998, employer matching contributions and earnings thereon are invested in Common Stock of the Company.

For the years ended June 28, 1998, June 29, 1997, and June 30, 1996, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $116,862, $58,774, and $60,394, respectively.

NOTE  H  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods ranging from six months to three years, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of Common Stock were authorized to be issued under the 1993 Plan. In December 1996 and 1997, the Company's shareholders approved amendments to the 1993 plan increasing by 500,000 shares, in each year, the aggregate number of shares of common stock issuable under the plan.

The 1993 Outside Directors Stock Award Plan (the "1993 Directors Plan") was also adopted by the Company effective as of October 13, 1993. Directors who are not employed by the Company are eligible to receive stock options under the 1993 Directors Plan. Options are granted, up to 20,000 shares per year, to each outside director who purchased a matching number of shares of Common Stock of the Company during the preceding year. Options are granted at market value of the stock on the first day of the fiscal year, which is also the date of grant, and vesting and exercise periods begin after one year. A total of 200,000 shares of Company Common Stock are authorized to be issued pursuant to the 1993 Directors Plan.

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS




                                                    June 28, 1998                   June 29, 1997                 June 30, 1996
                                                  ---------------                  --------------                ---------------
                                                     Weighted-                         Weighted-                     Weighted-
                                                      Average                           Average                       Average
                                                      Exercise                         Exercise                       Exercise
                                      Shares           Price            Shares           Price       Shares             Price
                                  ---------------  --------------  ---------------  ------------    ----------       ----------
Outstanding at beginning of year       3,143,639   $         3.08       2,608,356   $       2.82    2,181,073        $    2.22

Granted. . . . . . . . . . . . .         110,000   $         4.85         876,783   $       3.56      781,283        $    4.06
Exercised. . . . . . . . . . . .        (413,773)  $         2.14        (266,500)  $       1.90     (291,500)       $    1.70
Canceled . . . . . . . . . . . .        (164,500)  $         3.58         (75,000)  $       3.74      (62,500)       $    2.50
                                  ---------------  --------------  ---------------  -------------    ----------      ----------

Outstanding at end of year . . .       2,675,366   $         3.27       3,143,639   $       3.08    2,608,356        $    2.82
                                  ===============  ==============  ===============  =============  ===========      ===========

Exercisable at end of year . . .       2,274,916   $         3.15       2,076,856   $       2.84    1,625,856        $    2.27

Weighted-average fair value of
options granted during the year.                   $         1.25                   $       0.89                     $    1.21

The following table provides information on options outstanding and options exercisable at June 28, 1998.


                                        Options Outstanding                         Options Exercisable
                                        -------------------                         --------------------
                       Weighted-
                        Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractural          Average        Exercisable         Average
Exercise Prices    at June 28, 1998        Life (Years)      Exercise Price   at June 28, 1998  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
2.25 - 3.25 . .            1,182,750                  1.79  $          2.50         1,138,750  $          2.50
3.44 - 4.25 . .            1,362,616                  5.00  $          3.78         1,132,833  $          3.81
4.38 - 5.25 . .              130,000                  6.97  $          4.79             3,333  $          4.63
                  -------------------                                         ----------------
2.25 - 5.25 . .            2,675,366                  3.70  $          3.27         2,274,916  $          3.15
                  ===================                                         ================

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 1996, 1997 and 1998 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.5% to 6.5%, expected volatility of 43.3% to 50.8%, expected dividend yield of 4.6% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):


                             June 28, 1998               June 29, 1997            June 30, 1996
                             -------------               -------------            -------------

                       As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
                       ------------  ----------  ------------  ----------  ------------  ----------
Net income. . . . . .     $   4,880  $    4,460  $      4,528  $    3,981  $      3,908  $    3,891
Basic earning per share$  $    0.38  $     0.35  $       0.35  $     0.31  $       0.30  $     0.29
Diluted earnings per share$    0.36  $     0.33  $       0.33  $     0.29  $       0.28  $     0.28


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

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

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 20 restaurants located in Arkansas, Texas and Missouri. Purchases by this franchisee comprised 8% of the Company's total food and supply sales in fiscal 1998. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal
1998. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 28, 1998, his accounts and note payable to the Company were $1,242,011.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

NOTE  K  -  TREASURY  STOCK:

In July 1996, in order to further reduce future administrative costs related to small shareholder accounts, the Company implemented an odd lot buy-back program to purchase Common Stock for $5.25 per share from shareholders who own less than 100 shares. Under this program, the Company purchased 8,149 shares at a total cost of $42,782.

For the period of September 1995 through June 1998, the Company purchased 1,597,341 shares of its own Common Stock from time to time on the open market at a total cost of $7.6 million. Additionally, in May 1998, the Company acquired 102,478 shares in connection with entering into a new contract with a vendor. This non-cash treasury share acquisition is recorded in other income at current market value in the amount of $602,000. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 13%.

As of August 17, 1998 the Company had purchased 333,200 shares for a total amount of $1,859,671. All reacquired shares will be held as treasury until retired.

NOTE  L  -  EARNINGS  PER  SHARE:

Effective December 28, 1997, the Company adopted SFAS 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share
(EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of earnings per share for prior periods. Accordingly, earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with provisions of SFAS 128. The following table show the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 28, 1998
BASIC EPS
Income Available to Common Shareholders . . .  $      4,880         12,692  $     0.38
Effect of Dilutive Securities - Stock Options                          776
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      4,880         13,468  $     0.36
                                               ============  =============  ==========


YEAR ENDED JUNE 29, 1997
BASIC EPS
Income Available to Common Shareholders . . .  $      4,528         12,873  $     0.35
Effect of Dilutive Securities - Stock Options                          834
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      4,528         13,707  $     0.33
                                               ============  =============  ==========


YEAR ENDED JUNE 30, 1996
BASIC EPS
Income Available to Common Shareholders . . .  $      3,908         13,209  $     0.30
Effect of Dilutive Securities - Stock Options                          663
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      3,908         13,872  $     0.28
                                               ============  =============  ==========

NOTE  M  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 28, 1998 and June 29, 1997 (in thousands, except per share amounts):

                                                          Quarter Ended
                                                          -------------
                                        September 28,   December 28,   March 29,   June 28,
                                             1997           1997          1998       1998
                                        -----------------------------------------------------
FISCAL YEAR 1998
Revenues
                                        $       17,050  $      17,070  $   16,864  $  17,656
Gross Profit
                                                 1,793          1,914       1,505      2,313
Net Income . . . . . . . . . . . . . .           1,091          1,185       1,179      1,424

Basic earnings per share on net income            0.09           0.09        0.09       0.11
Diluted earnings per share on net income          0.08           0.09        0.09       0.11


                                                          Quarter Ended
                                                          -------------
                                        September 29,   December 29,   March 30,   June 29,
                                             1996           1996          1997       1997
                                        -----------------------------------------------------
FISCAL YEAR 1997
Revenues . . . . . . . . . . . . . . .  $       17,734  $      17,559  $   16,503  $  17,327

Gross Profit . . . . . . . . . . . . .           1,701          1,933       1,784      2,104

Net Income . . . . . . . . . . . . . .             996          1,165       1,076      1,291

Basic earnings per share on net income            0.08           0.09        0.08       0.10
Diluted earnings per share on net income          0.07           0.08        0.08       0.10

                                                                     SCHEDULE II


                                       PIZZA INN, INC.
                       CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                       (In thousands)

                                             ADDITIONS
                          BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE AT
                           BEGINNING    COST AND       OTHER                          END
                           OF PERIOD     EXPENSE     ACCOUNTS     DEDUCTIONS (1)   OF PERIOD
                          -----------  -----------  -----------  ---------------  ----------
YEAR ENDED JUNE 28, 1998
Allowance for doubtful
accounts and notes . . .  $     1,121  $       230  $         -  $         (344)  $    1,007

YEAR ENDED JUNE 29, 1997
Allowance for doubtful
accounts and notes . . .          963          110            -               48  $    1,121

YEAR ENDED JUNE 30, 1996
Allowance for doubtful
accounts and notes . . .        1,318            -            -            (355)  $      963

(1)  Write-off  of  receivables,  net  of  recoveries.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 1998 (the "Proxy Statement"), and is incorporated herein by reference.

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

        2.  The  financial  statement schedules filed as part of this report are
listed   in  the  Index  to  Financial  Statements  and Schedules under Part II,
 Item 8 of this Form10-K.

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

          10.1 Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated August 28, 1997 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997 and incorporated herein by reference).

          10.2 First Amendment to Amended and Restated Loan Agreement between the Company and Wells Faro Bank (Texas), N.A. dated September 14, 1998.

          10.3 Stock Purchase Agreement between the Company and Kleinwort Benson Limited dated April 28, 1995 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

          10.4 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference.)

          10.5 Employment Agreement between the Company and C. Jeffrey Rogers dated October 23, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997 and incorporated herein by reference).*

          10.6 Employment Agreement between the Company and Ronald W. Parker dated October 23, 1997 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997 and incorporated herein by reference).*

          10.7 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

          10.8 1993 Outside Directors Stock Award Plan of the Company (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

          10.9 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

          11.0          Computation  of  Net  Income  Per  Share.

          21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

          23.0          Consent  of  Independent  Accountants.

          27.0          Financial Data Schedule.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

(b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September  25,  1998     By:   /s/  Nancy  Deemer
                                               Nancy  Deemer
                                               Controller  and  Treasurer
                                               (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME  AND  POSITION                      DATE
       ---------------------

/s/Steve  A.  Ungerman                     September 25,  1998
----------------------                     -------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers                     September 25,  1998
----------------------                     -------------------
C.  Jeffrey  Rogers
Director,  Vice  Chairman,  President  and
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Butler  E.  Powell                      September 25,  1998
---------------------                      -------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips                     September 25,  1998
----------------------                     -------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor                         September 25,  1998
------------------                         -------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday                     September 25,  1998
----------------------                     -------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker                      September 25,  1998
---------------------                      -------------------
Ronald  W.  Parker
Director,  Executive  Vice  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)