Form 10-K/A
period 1998-06-28
PIZZA INN INC /MO/
filed 1998-09-30
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K/A
                                Amendment No. 1 to
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934          FOR  THE  FISCAL  YEAR  ENDED  JUNE  28,  1998.
[  ]     Transition  report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for          the transition period from _____ to _____.

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
                                            =============  ================  ===============  ===============  ==============


                                                  See  accompanying  Notes  to  Consolidated  Financial  Statements.


                                                    PIZZA INN, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)


                                                                                     YEAR ENDED
                                                                                   -----------------
                                                                     JUNE 28,           JUNE 29,          JUNE 30,
                                                                       1998               1997              1996
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $          4,880   $         4,528   $          3,908
  Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization. . . . . . . . . . . . . . .               902               707                595
     Provision for bad debt . . . . . . . . . . . . . . . . . .               230               110                  -
     Income from transfer of Pizza Inn stock (see Note K) . . .              (602)                -                  -
     Utilization of pre-reorganization net operating
     loss carryforwards . . . . . . . . . . . . . . . . . . . .             1,787             2,195              1,895
  Changes in assets and liabilities:
     Restricted cash and short-term investments . . . . . . . .                 -               360                 (7)
     Notes and accounts receivable. . . . . . . . . . . . . . .                25              (762)            (1,002)
     Inventories. . . . . . . . . . . . . . . . . . . . . . . .               271              (305)              (329)
     Accounts payable - trade . . . . . . . . . . . . . . . . .               532              (849)             1,147
     Accrued expenses . . . . . . . . . . . . . . . . . . . . .            (1,170)             (241)              (183)
     Prepaid expenses and other . . . . . . . . . . . . . . . .              (408)              (23)               195
                                                                 -----------------  ----------------  -----------------
     CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . .             6,447             5,720              6,219
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . .              (362)             (628)              (639)
  Acquisition of area development territory . . . . . . . . . .              (986)                -                  -
  Proceeds from sale of re-acquired area development territory.               986                 -                  -
  Proceeds from sales of assets . . . . . . . . . . . . . . . .                65                 -                 84
                                                                 -----------------  ----------------  -----------------
     CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . .              (297)             (628)              (555)
                                                                 -----------------  ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and
     capital lease obligations. . . . . . . . . . . . . . . . .            (2,325)           (2,000)            (3,479)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .            (2,292)                -                  -
  Proceeds from exercise of stock options . . . . . . . . . . .             1,072               505                494
  Purchases of treasury stock . . . . . . . . . . . . . . . . .            (2,602)           (1,918)            (3,698)
                                                                 -----------------  ----------------  -----------------
     CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . .            (6,147)           (3,413)            (6,683)
                                                                 -----------------  ----------------  -----------------

Net increase (decrease) in cash and cash equivalents. . . . . .                 3             1,679             (1,019)
Cash and cash equivalents, beginning of period. . . . . . . . .             2,332               653              1,672
                                                                 -----------------  ----------------  -----------------
Cash and cash equivalents, end of period. . . . . . . . . . . .  $          2,335   $         2,332   $            653
                                                                 -----------------  ----------------  -----------------

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

          10.2 First Amendment to Amended and Restated Loan Agreement between the Company and Wells Faro Bank (Texas), N.A. dated September 14, 1998 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 and incorporated herein by reference).

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

Date:    September  30,  1998     By:   /s/  Nancy  Deemer
                                               Nancy  Deemer
                                               Controller  and  Treasurer
                                               (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        NAME  AND  POSITION                      DATE
       ---------------------

/s/Steve  A.  Ungerman                     September 30,  1998
----------------------                     -------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers                     September 30,  1998
----------------------                     -------------------
C.  Jeffrey  Rogers
Director,  Vice  Chairman,  President  and
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Butler  E.  Powell                      September 30,  1998
---------------------                      -------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips                     September 30,  1998
----------------------                     -------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor                         September 30,  1998
------------------                         -------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday                     September 30,  1998
----------------------                     -------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker                      September 30,  1998
---------------------                      -------------------
Ronald  W.  Parker
Director,  Executive  Vice  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)