Form 10-Q
period 1998-09-27
PIZZA INN INC /MO/
filed 1998-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998.
                                                   --------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES [X]   NO

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES [X]   NO

     AT SEPTEMBER 27, 1998, AN AGGREGATE OF 11,733,926 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.


                                 PIZZA INN, INC.

                                      Index
                                      -----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                        Page
-------  --------------------------------------------------------------------------  ----
         Consoldiated Statements of Operations for the three months ended
         September 27, 1998 and September 28, 1997                                      3

         Consolidated Balance Sheets at September 27, 1998 and June 28, 1998            4

         Condensed Consolidated Statements of Cash Flows for the three months ended     5
         September 27, 1998 and September 28, 1997

         Notes to Condensed Consolidated Financial Statements                           7


Item 2.  Management's Discussion and Analysis of
-------  --------------------------------------------------------------------------
         Financial Condition and Results of Operations                                  9
         --------------------------------------------------------------------------  ----


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                           12
-------  --------------------------------------------------------------------------  ----


Item 6.  Exhibits and Reports on Form 8-K                                              12
-------  --------------------------------------------------------------------------  ----

         Signatures                                                                    13


                       PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                 PIZZA INN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                          THREE MONTHS ENDED
                                          -------------------
                                             SEPTEMBER 27,     SEPTEMBER 28,
REVENUES:                                        1998               1997
                                          -------------------  --------------
     Food and supply sales                $            14,442  $       14,461
     Franchise revenue                                  1,454           1,794
     Restaurant sales                                     596             697
     Other income                                          92              98
                                          -------------------  --------------
                                                       16,584          17,050
                                          -------------------  --------------

COSTS AND EXPENSES:
     Cost of sales                                     13,494          13,054
     Franchise expenses                                   806             903
     General and administrative expenses                1,491           1,300
     Interest expense                                     113             140
                                          -------------------  --------------
                                                       15,904          15,397
                                          -------------------  --------------

INCOME BEFORE INCOME TAXES                                680           1,653

     Provision for income taxes                           210             562
                                          -------------------  --------------

NET INCOME                                $               470  $        1,091
                                          ===================  ==============

BASIC EARNINGS PER COMMON SHARE           $              0.04  $         0.09
                                          ===================  ==============

DILUTED EARNINGS PER COMMON SHARE         $              0.04  $         0.08
                                          ===================  ==============

DIVIDENDS DECLARED PER COMMON SHARE       $              0.06  $         0.06
                                          ===================  ==============

WEIGHTED AVERAGE COMMON SHARES                         12,212          12,680
                                          ===================  ==============

WEIGHTED AVERAGE COMMON AND
     DILUTIVE POTENTIAL COMMON SHARES                  13,009          13,466
                                          ===================  ==============

          See accompanying Notes to Consolidated Financial Statements.


                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               SEPTEMBER 27,   JUNE 28,
ASSETS                                                             1998          1998
                                                              ---------------  ---------
                                                                (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                $         1,050  $   2,335
     Accounts receivable, less allowance for doubtful
       accounts of $854 and $825, respectively                          5,737      6,021
     Notes receivable, current portion, less allowance
       for doubtful accounts of $204 and $174, respectively               705        741
     Inventories                                                        2,196      1,953
     Prepaid expenses and other                                           466        556
                                                              ---------------  ---------
           Total current assets                                        10,154     11,606
Property, plant and equipment, net                                      1,916      1,921
Property under capital leases, net                                      1,008        761
Deferred taxes, net                                                     6,535      6,705

OTHER ASSETS
     Long-term notes receivable, less
       allowance for doubtful accounts of $8 and $8,
       respectively                                                       360        436
     Deposits and other                                                   528        344
                                                              ---------------  ---------
                                                              $        20,501  $  21,773
                                                              ===============  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable - trade                                 $         3,082  $   2,014
     Accrued expenses                                                   2,382      2,507
     Current portion of capital lease obligations                         224        125
                                                              ---------------  ---------
           Total current liabilities                                    5,688      4,646

LONG-TERM LIABILITIES
     Long-term debt                                                     6,652      4,700
     Long-term capital lease obligations                                  931        754
     Other long-term liabilities                                          756        756
                                                              ---------------  ---------
                                                                       14,027     10,856
                                                              ---------------  ---------

SHAREHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized 26,000,000
       shares; outstanding 11,733,926 and 12,528,436
       shares, respectively (after deducting shares in
       treasury:  September - 3,179,986; June -2,381,386)                 117        125
     Additional paid-in capital                                         4,662      4,911
     Retained earnings                                                  1,695      5,881
                                                              ---------------  ---------
           Total shareholders' equity                                   6,474     10,917
                                                              ---------------  ---------
                                                              $        20,501  $  21,773
                                                              ===============  =========

              See accompanying Notes to Consolidated Financial Statements.


                                            PIZZA INN, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                       --------------------
                                                                    SEPTEMBER 27,       SEPTEMBER 28,
                                                                         1998               1997
                                                                 --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $               470   $        1,091
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                                                 288              225
   Provision for bad debt                                                         60                -
   Utilization of pre-reorganization net operating
       loss carryforwards                                                        170              529
Changes in assets and liabilities:
   Notes and accounts receivable                                                 336             (577)
   Inventories                                                                  (243)             361
   Accounts payable - trade                                                    1,068               23
   Accrued expenses                                                              (27)            (370)
   Prepaid expenses and other                                                     32              (18)
                                                                 --------------------  ---------------
   CASH PROVIDED BY OPERATING ACTIVITIES                                       2,154            1,264
                                                                 --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                            (369)            (220)
Acquisition of area development territory                                          -             (986)
                                                                 --------------------  ---------------
   CASH USED FOR INVESTING ACTIVITIES                                           (369)          (1,206)
                                                                 --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of long-term bank debt                                              1,952                -
Repayments of long-term bank debt and capital lease obligations                  (14)            (252)
Dividends paid                                                                  (754)               -
Proceeds from exercise of stock options                                           15              284
Purchases of treasury stock                                                   (4,269)            (860)
                                                                 --------------------  ---------------
   CASH USED FOR FINANCING ACTIVITIES                                         (3,070)            (828)
                                                                 --------------------  ---------------

Net increase (decrease) in cash and cash equivalents                          (1,285)            (770)
Cash and cash equivalents, beginning of period                                 2,335            2,332
                                                                 --------------------  ---------------
Cash and cash equivalents, end of period                         $             1,050   $        1,562
                                                                 --------------------  ---------------


                     See accompanying Notes to Consolidated Financial Statements.


                            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                              -------------------
                                                                        SEPTEMBER 27,     SEPTEMBER 28,
                                                                            1998               1997
                                                                     -------------------  --------------

CASH PAYMENTS FOR:
Interest                                                             $                93  $          152
Income taxes                                                                           -               -


NONCASH FINANCING AND INVESTING
ACTIVITIES:
Capital lease obligations incurred                                   $               290  $            -


PIZZA INN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K/A for the fiscal year ended June 28, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) In September 1998, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 23, 1998 to shareholders of record on October 8, 1998. The Company's balance sheet as of September 27, 1998 includes a current liability of $704,000 for dividends declared and payable.

(3) In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants. As of September 27, 1998, the Company was in compliance with all of its debt covenants.

(4)
Effective December 28, 1997, the Company adopted SFAS 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share
(EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 requires restatement of earnings per share for prior periods. Accordingly, earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with provisions of SFAS 128. The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 27, 1998
BASIC EPS
Income Available to Common Shareholders        $        470         12,212  $     0.04
Effect of Dilutive Securities - Stock Options                          797
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        470         13,009  $     0.04
                                               ============  =============  ==========


THREE MONTHS ENDED SEPTEMBER 28, 1997
BASIC EPS
Income Available to Common Shareholders        $      1,091         12,680  $     0.09
Effect of Dilutive Securities - Stock Options                          786
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,091         13,466  $     0.08
                                               ============  =============  ==========


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
 -------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
 ----------------------

Quarter ended September 27, 1998 compared to the quarter ended September 28, 1997.

     Diluted earnings per share for the first quarter of the current fiscal year decreased 50% to $0.04 from $0.08 for the same period last year. Net income for the quarter decreased 57% to $470,000 from $1,091,000 for the same quarter last year. Net income and earnings per share decreased primarily because of the temporary closing of a number of the Company's restaurants in larger revenue producing southeastern states due to three significant hurricanes in this quarter, lower revenues from area development territory sales, slower than anticipated new unit openings (especially in our international markets), and significantly higher cheese costs.

     Food and supply sales were flat for the quarter compared to the same period last year. Increases in domestic food sales to franchise restaurants due to higher cheese prices were offset by fewer sales in hurricane effected areas and a decrease in equipment sales to domestic franchisees due to fewer new store openings.

      Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 19% or $340,000 compared to the same period of the prior year. The first quarter of the prior year included the recognition of proceeds from the sale of foreign master license rights in Brazil, the Palestinian Territories and Korea in the amount of $230,000. Current year revenues include partial recognition of proceeds from the sale of foreign master license rights in Puerto Rico in the amount of $25,000. Royalty revenue was down $101,000 compared to the first quarter last year, mainly resulting from a slightly lower average royalty rate due to more restaurants within area development territories, lost store days due to the weather, and fewer international units.

     Restaurant sales, which consists of revenue generated by Company-owned stores, decreased 14% or $101,000 compared to the same period of the prior year. This was due to the sale of one full service store in December 1997 and the lease expiration and closing of one Delco store in August 1998.

     Cost of sales increased 3% or $440,000 for the quarter due to the increase in domestic food sales. As a percentage of sales, cost of sales increased to 90% from 86% for the same period last year. This was primarily due to higher cost of cheese product, an increase in allocation of corporate services overhead, and increases in transportation costs associated with a temporary shortage of truck drivers.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These costs decreased 11% or $97,000 for the first quarter primarily due to an increase in corporate services overhead allocation to the distribution center, resulting in a corresponding decrease in franchise expenses, and decreases in travel expenses. Additionally, franchise expenses for the first quarter of the prior year also included the amortization of a reacquired area development Territory.

     General and administrative expenses increased 15% or $191,000 during the first quarter, compared to the same period last year, principally due to an increase in the allowance for doubtful accounts, as well as higher insurance expense and professional fees.

     Interest expense decreased 19% or $27,000 for the quarter, as a result of lower average debt and lower interest rates.


                         LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1999, the Company utilized cash provided by operations in the amount of $2,154,000, bank borrowings of $1,952,000, and a portion of its cash balances to purchase 798,600 shares of its own common stock for $4,269,000 and to pay dividends of $754,000 on the Company's common stock.

     Capital expenditures of $369,000 during the first quarter included $219,000 for upgrading the Company's computer system (including compliance with Year 2000 issues). This new system will be financed under a 36-month capitalized lease.

     During the first fiscal quarter the Company's lease for its transportation fleet expired. In September 1998, the Company entered into a new lease agreement for replacement of transportation equipment. The new four-year lease contains substantially the same terms and provides a modernized fleet for distribution of goods.

     In September 1998, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 23, 1998 to shareholders of record on October 8, 1998. The Company's balance sheet as of September 27, 1998 includes a current liability of $704,000 for dividends declared, and payable.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $14.1 million and expire in 2005) to reduce its federal tax liability from the 31% to 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($6.5 million as of September 27, 1998) without reliance on material, non-routine income. Taxable income in future years at the same level as fiscal 1998 would be sufficient for full realization of the net tax asset.

     The Company continues to assess its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems related to the year 2000. The Company's assessment, purchase of new equipment and installation of new software are completed. The conversion and testing of data began in October 1998. Management anticipates that all systems will be year 2000 compliant by June 1999. The Company's existing software system had a remaining book value of $137,000 at September 27, 1998 which will be amortized over nine months through June 1999.

     Because third party computer failures could also have a material impact on a company's ability to conduct business, confirmations are being requested from our material vendors and suppliers to certify that plans are being developed by them to address and become compliant with the year 2000 issues. As of November 12, 1998, the Company had received responses from approximately 24% from such parties and all the responding companies have provided written assurances that they expect to address all their significant year 2000 issues on a timely basis. The Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company's results of operations since sales information is not currently communicated through computer systems. Through the assessment of the Company's non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area.

     Currently, the Company can not clearly identify or therefore address the most reasonably likely worse case scenario regarding year 2000 compliance. Additionally, we plan to have all new compliance systems noted above fully implemented by June 1999. Therefore, management does not believe there is an immediate need for a contingency plan. However, during the implementation process, management plans to closely monitor any problems which should arise requiring a contingency plan and to then expeditiously develop such alternative plan based on these specific needs.

      Although management presently believes the Company is taking appropriate steps to assess and correct its year 2000 issues, due to the general uncertainty inherent in the year 2000 issue, in part due to the uncertainty of year 2000 readiness of third parties, management is unable to determine at this time whether year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

     New software, testing, and conversion of systems and applications will cost approximately $450,000 and new hardware components will cost approximately $300,000. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. Of these costs, approximately $509,000 has been incurred as of September 27, 1998. All the above capital expenditures are to be funded through a 36-month capitalized lease.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

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


                                   PIZZA  INN,  INC.
                                   Registrant


                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer


                                   By:     /s/Nancy  Deemer
                                           ----------------
                                        Nancy  Deemer
                                        Controller  and
                                        Principal  Accounting  Officer

Dated:  November  12,  1998