Form 10-Q
period 1998-12-27
PIZZA INN INC /MO/
filed 1999-02-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998.
                                                   --------------------

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

      AT FEBRUARY 9, 1999, AN AGGREGATE OF 11,485,490 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.


                                   PIZZA INN, INC.

                                        Index
                           ------------------------------



PART I.  FINANCIAL INFORMATION

Item 1.                         Financial Statements                         Page
-------  ------------------------------------------------------------------  ----
         Consoldiated Statements of Operations for the three months
         and six months ended December 27, 1998 and December 28, 1997           3

         Consolidated Balance Sheets at December 27, 1998 and June 28, 1998     4

         Condensed Consolidated Statements of Cash Flows                        5
         for the six months ended December 27, 1998 and December 28, 1997

         Notes to Condensed Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of
-------  ------------------------------------------------------------------
         Financial Condition and Results of Operations                          9
         ------------------------------------------------------------------  ----


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                   12
-------  ------------------------------------------------------------------  ----


Item 6.  Exhibits and Reports on Form 8-K                                      12
-------  ------------------------------------------------------------------  ----

         Signatures                                                            13
                                                                             ----


                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                              PIZZA INN, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                       -------------------------------------  ----------------------------
                                          DECEMBER 27,        DECEMBER 28,     DECEMBER 27,   DECEMBER 28,
REVENUES:                                     1998                1997             1998           1997
                                       -------------------  -----------------  -------------  -------------
  Food and supply sales                $            15,390  $          14,701  $      29,832  $      29,162
  Franchise revenue                                  1,396              1,571          2,850          3,365
  Restaurant sales                                     550                747          1,146          1,444
  Other income                                          27                 51            119            149
                                       -------------------  -----------------  -------------  -------------
                                                    17,363             17,070         33,947         34,120
                                       -------------------  -----------------  -------------  -------------

COSTS AND EXPENSES:
  Cost of sales                                     14,221             13,259         27,715         26,313
  Franchise expenses                                   740                755          1,546          1,658
  General and administrative expenses                1,240              1,142          2,731          2,442
  Interest expense                                     143                118            256            258
                                       -------------------  -----------------  -------------  -------------
                                                    16,344             15,274         32,248         30,671
                                       -------------------  -----------------  -------------  -------------

INCOME BEFORE INCOME TAXES                           1,019              1,796          1,699          3,449

  Provision for income taxes                           314                611            524          1,173
                                       -------------------  -----------------  -------------  -------------

NET INCOME                             $               705  $           1,185  $       1,175  $       2,276
                                       ===================  =================  =============  =============

BASIC EARNINGS PER COMMON SHARE        $              0.06  $            0.09  $        0.10  $        0.18
                                       ===================  =================  =============  =============

DILUTED EARNINGS PER COMMON SHARE      $              0.06  $            0.09  $        0.09  $        0.17
                                       ===================  =================  =============  =============

DIVIDENDS DECLARED PER COMMON SHARE    $              0.06  $            0.06  $        0.12  $        0.12
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON SHARES                      11,597             12,713         11,903         12,696
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON AND
  DILUTIVE POTENTIAL COMMON SHARES                  12,206             13,868         12,606         13,579
                                       ===================  =================  =============  =============

                        See accompanying Notes to Consolidated Financial Statements.


                                      PIZZA INN, INC.
                                CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  DECEMBER 27,   JUNE 28,
                                                                      1998         1998
                                                                 --------------  ---------
ASSETS                                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $          578  $   2,335
  Accounts receivable, less allowance for doubtful
    accounts of $809 and $825, respectively                               6,847      6,021
  Notes receivable, current portion, less allowance
    for doubtful accounts of $202 and $174, respectively                    621        741
  Inventories                                                             1,888      1,953
  Prepaid expenses and other                                                469        556
                                                                 --------------  ---------
    Total current assets                                                 10,403     11,606

LONG-TERM ASSETS
  Property, plant and equipment, net                                      1,830      1,921
  Property under capital leases, net                                      1,344        761
  Deferred taxes, net                                                     6,246      6,705
  Long-term notes receivable, less
    allowance for doubtful accounts of $38 and $8,respectively              479        436
  Deposits and other                                                        211        344
                                                                 --------------  ---------
                                                                 $       20,513  $  21,773
                                                                 ==============  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                       $        3,440  $   2,014
  Accrued expenses                                                        2,515      2,507
  Current portion of capital lease obligations                              281        125
                                                                 --------------  ---------
    Total current liabilities                                             6,236      4,646

LONG-TERM LIABILITIES
  Long-term debt                                                          7,037      4,700
  Long-term capital lease obligations                                     1,150        754
  Other long-term liabilities                                               751        756
                                                                 --------------  ---------
                                                                         15,174     10,856
                                                                 --------------  ---------

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; outstanding 11,499,570 and 12,528,436
    shares, respectively (after deducting shares in
    treasury:  December - 3,420,486; June -2,381,386)                       115        125
  Additional paid-in capital                                              4,586      4,911
  Retained earnings                                                         638      5,881
                                                                 --------------  ---------
    Total shareholders' equity                                            5,339     10,917
                                                                 --------------  ---------
                                                                 $       20,513  $  21,773
                                                                 ==============  =========

               See accompanying Notes to Consolidated Financial Statements.


                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                           ------------------
                                                                      DECEMBER 27,      DECEMBER 28,
                                                                          1998              1997
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $           1,175   $       2,276
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                430             471
    Provision for bad debt                                                        92              25
    Utilization of pre-reorganization net operating
      loss carryforwards                                                         459           1,104
  Changes in assets and liabilities:
    Notes and accounts receivable                                               (841)           (719)
    Inventories                                                                   65             126
    Accounts payable - trade                                                   1,426             380
    Accrued expenses                                                              66            (695)
    Prepaid expenses and other                                                   150            (380)
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                      3,022           2,588
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                          (388)           (250)
  Proceeds from transfer of assets to capital lease                              249               -
  Acquisition of area development territory                                        -            (986)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES                                          (139)         (1,236)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt                                            2,337               -
  Repayments of long-term bank debt and capital lease obligations               (117)         (1,453)
  Dividends paid                                                              (1,424)           (765)
  Proceeds from exercise of stock options                                         21             405
  Purchases of treasury stock                                                 (5,457)         (1,306)
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES                                        (4,640)         (3,119)
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents                                     (1,757)         (1,767)
Cash and cash equivalents, beginning of period                                 2,335           2,037
                                                                   ------------------  --------------
Cash and cash equivalents, end of period                           $             578   $         270
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                             SIX MONTHS ENDED
                                            -----------------
                                        DECEMBER 27,     DECEMBER 28,
                                            1998             1997
                                      -----------------  -------------

CASH PAYMENTS FOR:
  Interest                            $             193  $         279
  Income taxes                                        -             80


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred  $             669  $           -

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

(2) In October 1998, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable January 22, 1999 to shareholders of record on January 11, 1999. The Company's balance sheet as of December 27, 1998 includes a current liability of $690,000 for dividends declared and payable.

(3) In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants. As of December 27, 1998, the Company was in compliance with all of its debt covenants.

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


                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED DECEMBER 27, 1998
BASIC EPS
Income Available to Common Shareholders        $        705         11,597  $     0.06
Effect of Dilutive Securities - Stock Options                          609
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        705         12,206  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED DECEMBER 28, 1997
BASIC EPS
Income Available to Common Shareholders        $      1,185         12,713  $     0.09
Effect of Dilutive Securities - Stock Options                        1,155
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,185         13,868  $     0.09
                                               ============  =============  ==========

SIX MONTHS ENDED DECEMBER 27, 1998
BASIC EPS
Income Available to Common Shareholders        $      1,175         11,903  $     0.10
Effect of Dilutive Securities - Stock Options                          703
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,175         12,606  $     0.09
                                               ============  =============  ==========

SIX MONTHS ENDED DECEMBER 28, 1997
BASIC EPS
Income Available to Common Shareholders        $      2,276         12,696  $     0.18
Effect of Dilutive Securities - Stock Options                          883
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      2,276         13,579  $     0.17
                                               ============  =============  ==========


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and six months ended December 27, 1998 compared to the quarter and six months ended December 28, 1997.

     Diluted earnings per share for the second quarter of the current fiscal year decreased 33% to $.06 from $.09 for the same period last year. For the six months ended December 27, 1998, diluted earnings per share decreased 47% to $.09 from $.17 for the same period last year. Net income for the quarter decreased 41% to $705,000 from $1,185,000 for the same quarter last year. For the six months ended December 27, 1998, net income decreased 48% to $1,175,000 from $2,276,000 for the same period last year. Net income and earnings per share for the quarter and six months decreased primarily because of a lower volume of food product sales from lower chainwide sales, and lower revenues from area development territory sales. Restaurant cost of sales, as a percentage of sales, throughout our franchise community was up approximately 4 percentage points, due to extraordinarily higher cheese prices. This caused an adverse effect on chainwide sales because of decreased franchisee advertising as well as delayed new store openings and remodelings. The subsequent sharp drop in cheese prices in late January 1999 has already favorably affected comparable store sales growth.

     Food and supply sales for the quarter increased 5% to $15,390,000 from $14,701,000 compared to the same period last year. This was primarily due to higher revenues from food sales due to higher cheese prices and increased equipment sales during the quarter, which were partially offset by a lower volume of food product sold due to lower chainwide sales as discussed above. For the six month period, food and supply sales increased 2% to $29,832,000 from $29,162,000 for the same period last year. During the first six months, food product revenues increased due to higher cheese prices, which were partially offset by a lower volume of food product sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, for the quarter decreased 11% or $175,000 compared to the same period of the prior year. The decrease in the quarter was primarily due to lower income recognized from Territory sales and license fees. For the six month period, franchise revenue decreased 15% or $515,000. The prior year's six month period included the recognition of proceeds from the sale of foreign master license rights in Brazil, the Palestinian Territories and Korea in the amount of $346,000 and area development fees of $120,000. Current year revenues include partial recognition of proceeds from the sale of foreign master license rights in Puerto Rico in the amount of $50,000 and area development fees of $56,000. Royalty revenue was down $109,000 compared to the first six months of last year, mainly resulting from a 4% decrease in chainwide sales and a slightly lower average royalty rate due to more restaurants within area development territories.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the quarter decreased 26% or $197,000 compared to the same period of the prior year. For the six month period, restaurant sales decreased 21% or $298,000. This was due to the sale of one full service store to a licensee in December 1997 and the lease expiration and closing of one Delco store in August 1998. The Company owned and operated five and three stores for the periods ending December 27, 1998 and December 28, 1997, respectively.

     Cost of sales increased 7% or $962,000 and 5% or $1,402,000 for the quarter and six month periods, respectively. The increases are primarily due to the increase in domestic food sales due to higher cheese prices and increased equipment sales. As a percentage of sales for the quarter and the first six months, cost of sales increased to 89% from 86% compared to the same periods last year. This was primarily due to the significantly higher cost of cheese, an increase in transportation expenses, an increase in allocation of corporate services expenses related to the Company's distribution center, and a lower volume of food product sold.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These expenses decreased 2% or $15,000 for the quarter and 7% or $112,000 for the six month period compared to the same periods last year. The decreases were due to an increase in corporate services expenses allocation to the distribution center resulting in a corresponding decrease in franchise expenses, and decreases in travel expenses. These decreases were partially offset by increased trade show spending. Additionally, franchise expenses for the first six months of the prior year also included the amortization of the Company's cost basis in a reacquired area development Territory.

     General and administrative expenses increased 9% or $98,000 for the quarter and 12% or $289,000 for the first six months, compared to the same periods last year. This is principally due to an increase in the allowance for doubtful accounts, as well as higher insurance expense and professional fees. These increases were partially offset by a higher allocation of corporate services expenses to the distribution center to accurately reflect the total operating costs of the center.

     Interest expense increased 21% or $25,000 for the quarter compared to the same period of the prior year. This is a result of higher average debt, which was offset slightly by lower average interest rates. Interest expense was unchanged for the six month period compared to last year.


                         LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1999, the Company utilized cash provided by operations in the amount of $3,022,000, bank borrowings of $2,337,000, and a portion of its cash balances to purchase 1,039,100 shares of its own common stock for $5,457,000 and to pay dividends of $1,424,000 on the Company's common stock.

     Capital expenditures of $388,000 during the first six months included $219,000 for upgrading the Company's computer system (including compliance with Year 2000 issues). During the first six months, $249,000 of the computer system's upgrades was transferred to a 36-month capitalized lease.

     In October 1998, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable January 22, 1999 to shareholders of record on January 11, 1999. The Company's balance sheet as of December 27, 1998 includes a current liability of $690,000 for dividends declared and payable.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $13.1 million and expire in 2005) to reduce its federal tax liability from the 34% or 31% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($6.2 million as of December 27, 1998) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

     The Company continues to assess its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems related to the year 2000. The Company's assessment, purchase of new equipment and installation of new software are completed. The conversion and testing of data began in October 1998 and is approximately 65% completed. Management anticipates that all systems will be year 2000 compliant by June 1999. The Company's existing software system had a remaining book value of $92,000 at December 27, 1998 which will be amortized over six months through June 1999.
     Because third party computer failures could also have a material impact on a company's ability to conduct business, confirmations are being requested from our material vendors and suppliers to certify that plans are being developed by them to address and become compliant with the year 2000 issues. As of February 9, 1999, the Company had received responses from approximately 80% from such parties and all the responding companies have provided written assurances that they expect to address all their significant year 2000 issues on a timely basis. The Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company's results of operations since sales information is not currently communicated through computer systems. Through the assessment of the Company's critical non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area.

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

     New software, testing, and conversion of systems and applications will cost approximately $450,000 and new hardware components will cost approximately $300,000. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. Of these costs, approximately $631,000 has been incurred as of December 27, 1998. All the above capital expenditures are to be funded through a 36-month capitalized lease.

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


PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 15, 1998, the Company's shareholders elected all four nominees to the Board of Directors. The results of the voting were as follows:

          NOMINEE                     FOR               VOTES  WITHHELD
          -------                     ---               ---------------

          Bobby  L. Clairday        9,318,662                 52,391
          Ronald  W.  Parker        9,318,593                 52,460
          Ramon  D.  Phillips       9,318,662                 52,391
          Butler  E.  Powell        9,318,662                 52,391

     The shareholders also approved the proposed amendment of the Company's 1993 Stock Award Plan. The results of the voting were as follows:

          FOR          AGAINST          ABSTAIN
          ---          -------          -------

          8,490,926     860,572          19,555

     The shareholders also approved the proposed amendment of the Company's 1993 Outside Directors Stock Award Plan. The results of the voting were as follows:

          FOR          AGAINST          ABSTAIN          BROKER  NON-VOTES
          ---          -------          -------          -----------------

          8,980,010     342,026           49,016                       1

     The Annual Meeting of Shareholders was adjourned until January 30, 1999 at 10:00 a.m. at the Company's offices for the sole matter of voting on the proposed amendment to the Company's Restated Articles of Incorporation. At the close of the January 30, 1999 meeting the shareholders approved the proposed amendment, with the voting as follows:

          FOR          AGAINST          ABSTAIN          BROKER  NON-VOTES
          ---          -------          -------          -----------------

          6,462,349     114,933          43,873               3,668,097


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


                                   PIZZA  INN,  INC.
                                   Registrant

                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer

                                   By:     /s/Nancy  Deemer
                                           ----------------
                                        Nancy  Deemer
                                        Controller  and
                                        Principal  Accounting  Officer


Dated:  February 8,  1999