Form 10-Q
period 1999-03-28
PIZZA INN INC /MO/
filed 1999-05-11
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999.
                                                   ----------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES[x]     NO

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES [x]     NO

     AT MAY 10, 1999, AN AGGREGATE OF 11,420,925 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.


PIZZA INN, INC.

Index
------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.                               Financial Statements                                Page
-------  -------------------------------------------------------------------------------  ----
         Consoldiated Statements of Operations for the three months and six months ended
         March 28, 1999 and March 29, 1998                                                   3

         Consolidated Balance Sheets at March 28, 1999 and June 28, 1998                     4

         Consolidated Statements of Cash Flows for the six months ended                      5
         March 28, 1999 and March 29, 1998

         Notes to Consolidated Financial Statements                                          7


         Item 2.  Management's Discussion and Analysis of
        -------  -----------------------------------------------------------------------------
         Financial Condition and Results of Operations                                       9
          ------------------------------------------------------------------------------- ----


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                       12
         -------  ----------------------------------------------------------------------- ----


         Item 6.  Exhibits and Reports on Form 8-K                                          12
         -------  ----------------------------------------------------------------------- ----

         Signatures                                                                         13
                                                                                          ----


                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                            PIZZA INN, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  -------------------               ------------------
                                            MARCH 28,           MARCH 29,       MARCH 28,   MARCH 29,
REVENUES:                                     1999                 1998            1999        1998
                                       -------------------  ------------------  ----------  ----------
  Food and supply sales                $            14,004  $           14,516  $   43,835  $   43,678
  Franchise revenue                                  1,364               1,579       4,214       4,944
  Restaurant sales                                     576                 619       1,722       2,063
  Other income                                          73                 150         192         299
                                       -------------------  ------------------  ----------  ----------
                                                    16,017              16,864      49,963      50,984
                                       -------------------  ------------------  ----------  ----------

COSTS AND EXPENSES:
  Cost of sales                                     12,700              13,094      40,415      39,407
  Franchise expenses                                   743                 882       2,289       2,540
  General and administrative expenses                1,261               1,383       3,992       3,825
  Interest expense                                     140                 117         396         375
                                       -------------------  ------------------  ----------  ----------
                                                    14,844              15,476      47,092      46,147
                                       -------------------  ------------------  ----------  ----------

INCOME BEFORE INCOME TAXES                           1,173               1,388       2,871       4,837

  Provision for income taxes                           373                 209         897       1,382
                                       -------------------  ------------------  ----------  ----------

NET INCOME                             $               800  $            1,179  $    1,974  $    3,455
                                       ===================  ==================  ==========  ==========

BASIC EARNINGS PER COMMON SHARE        $              0.07  $             0.09  $     0.17  $     0.27
                                       ===================  ==================  ==========  ==========

DILUTED EARNINGS PER COMMON SHARE      $              0.07  $             0.09  $     0.16  $     0.25
                                       ===================  ==================  ==========  ==========

DIVIDENDS DECLARED PER COMMON SHARE    $                 -  $                -  $     0.12  $     0.12
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES                      11,483              12,734      11,762      12,709
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES                  11,788              13,868      12,332      13,630
                                       ===================  ==================  ==========  ==========

                     See accompanying Notes to Consolidated Financial Statements.


                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  MARCH 28,    JUNE 28,
                                                                     1999        1998
                                                                 ------------  ---------
ASSETS                                                           (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $        590  $   2,335
  Accounts receivable, less allowance for doubtful
    accounts of $807 and $825, respectively                             5,426      6,021
  Notes receivable, current portion, less allowance
    for doubtful accounts of $158 and $174, respectively                  538        741
  Inventories                                                           1,963      1,953
  Prepaid expenses and other                                              636        556
                                                                 ------------  ---------
    Total current assets                                                9,153     11,606

LONG-TERM ASSETS
  Property, plant and equipment, net                                    1,823      1,921
  Property under capital leases, net                                    1,362        761
  Deferred taxes, net                                                   5,793      6,705
  Long-term notes receivable, less
    allowance for doubtful accounts of $80 and $8,respectively            764        436
  Deposits and other                                                      387        344
                                                                 ------------  ---------
                                                                 $     19,282  $  21,773
                                                                 ============  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                       $      3,052  $   2,014
  Accrued expenses                                                      1,719      2,507
  Current portion of capital lease obligations                            237        125
                                                                 ------------  ---------
    Total current liabilities                                           5,008      4,646

LONG-TERM LIABILITIES
  Long-term debt                                                        6,400      4,700
  Long-term capital lease obligations                                   1,156        754
  Other long-term liabilities                                             719        756
                                                                 ------------  ---------
                                                                       13,283     10,856
                                                                 ------------  ---------

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; outstanding 11,461,130 and 12,528,436
    shares, respectively (after deducting shares in
    treasury:  March - 3,460,986; June -2,381,386)                        115        125
  Additional paid-in capital                                            4,579      4,911
  Retained earnings                                                     1,305      5,881
                                                                 ------------  ---------
    Total shareholders' equity                                          5,999     10,917
                                                                 ------------  ---------
                                                                 $     19,282  $  21,773
                                                                 ============  =========

              See accompanying Notes to Consolidated Financial Statements.


                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                   -------------------
                                                                        MARCH 28,        MARCH 29,
                                                                          1999             1998
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $            1,974   $    3,455
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                 650          713
    Provision for bad debt                                                        177          100
    Utilization of pre-reorganization net operating
      loss carryforwards                                                          912        1,285
  Changes in assets and liabilities:
    Notes and accounts receivable                                                 293       (1,789)
    Inventories                                                                   (10)         270
    Accounts payable - trade                                                    1,038          662
    Accrued expenses                                                               11         (914)
    Prepaid expenses and other                                                    (57)        (385)
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES                                       4,988        3,397
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                           (731)        (301)
  Acquisition of area development territory                                        -          (986)
  Proceeds from transfer of assets to capital lease                               249            -
  Proceeds from sale of re-acquired area develepment territory                    986            -
  Proceeds from property held for sale                                              -           66
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES                                           (482)        (235)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt                                             1,700            -
  Repayments of long-term bank debt and capital lease obligations                (216)      (1,496)
  Dividends paid                                                               (2,164)      (1,530)
  Proceeds from exercise of stock options                                          35          778
  Purchases of treasury stock                                                  (5,606)      (1,710)
                                                                   -------------------  -----------
    CASH USED FOR FINANCING ACTIVITIES                                         (6,251)      (3,958)
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents                                      (1,745)        (796)
Cash and cash equivalents, beginning of period                                  2,335        2,037
                                                                   -------------------  -----------
Cash and cash equivalents, end of period                           $              590   $    1,241
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.


                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             NINE MONTHS ENDED
                                             ------------------
                                          MARCH 28,       MARCH 29,
                                             1999            1998
                                      ------------------  ----------

CASH PAYMENTS FOR:
  Interest                            $              356  $      406
  Income taxes                                         -         120


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred  $              730  $        -

                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K/A for the fiscal year ended June 28, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) On March 29, 1999, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable April 23, 1999 to shareholders of record on April 9, 1999.

(3) In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants. As of March 28, 1999, the Company was in compliance with all of its debt covenants.

(4) The Company decreased the net deferred tax asset during the quarter by $240,820 for general business tax credits that are not expected to be utilized through an addition to the tax valuation allowance. These general business tax credits are due to expire in 2000 and will not be utilized prior to their expiration due to a decrease in the estimated taxable income for this fiscal year. The Company believes that it is more likely than not that these credits will not be realized. This reduction is included in the provision for income tax for the quarter and the nine months.

(5)
Effective December 28, 1997, the Company adopted SFAS 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share
(EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation, to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED MARCH 28, 1999
BASIC EPS
Income Available to Common Shareholders        $        800         11,483  $     0.07
Effect of Dilutive Securities - Stock Options                          305
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        800         11,788  $     0.07
                                               ============  =============  ==========

THREE MONTHS ENDED MARCH 29, 1998
BASIC EPS
Income Available to Common Shareholders        $      1,179         12,734  $     0.09
Effect of Dilutive Securities - Stock Options                        1,134
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,179         13,868  $     0.09
                                               ============  =============  ==========

NINE MONTHS ENDED MARCH 28, 1999
BASIC EPS
Income Available to Common Shareholders        $      1,974         11,762  $     0.17
Effect of Dilutive Securities - Stock Options                          570
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,974         12,332  $     0.16
                                               ============  =============  ==========

NINE MONTHS ENDED MARCH 29, 1998
BASIC EPS
Income Available to Common Shareholders        $      3,455         12,709  $     0.27
Effect of Dilutive Securities - Stock Options                          921
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      3,455         13,630  $     0.25
                                               ============  =============  ==========

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 28, 1999 compared to the quarter and nine months ended March 29, 1998.

     Diluted earnings per share for the third quarter of the current fiscal year decreased 20% to $.07 from $.09 for the same period last year. For the nine months ended March 28, 1999, diluted earnings per share decreased 37% to $.16 from $.25 for the same period last year. Net income for the quarter decreased 32% to $800,000 from $1,179,000 for the same quarter last year. For the nine months ended March 28, 1999, net income decreased 43% to $1,974,000 from $3,455,000 for the same period last year. It should be noted that the comparisons for these two periods include a third quarter credit to income tax expense of $263,000 in the prior fiscal year of which a portion was reversed in the current fiscal year. Additionally, net income and earnings per share for the three and nine month periods decreased because of a lower volume of food product sales from slightly lower chainwide sales, lower revenues from area development territory sales, and higher cost of sales due to extraordinarily higher cheese prices from July 1998 through January 1999. Restaurant cost of sales, as a percentage of sales, throughout the Company's franchise community was up approximately 3 percentage points, due to extraordinarily higher cheese prices during these seven months. This increased cost also caused an adverse effect on chainwide sales because of decreased franchisee advertising as well as delayed new store openings and remodelings. Foreign economic factors continued to adversely affect international sales and new store openings in foreign markets.

     Food and supply sales for the quarter decreased 4% to $14,004,000 from $14,516,000 compared to the same period last year. This was primarily due to lower international food sales and decreased equipment sales during the quarter. For the nine month period, food and supply sales increased less than 1% to $43,835,000 from $43,678,000 for the same period last year. During the first nine months, food product revenues increased due to higher cheese prices, which were partially offset by a lower volume of food product sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, for the quarter decreased 14% or $215,000 compared to the same period of the prior year. The decrease in the quarter was primarily due to lower income recognized from Territory sales and royalty revenues. For the nine month period, franchise revenue decreased 15% or $730,000. The prior year's nine month period included the recognition of proceeds from the sale of foreign master license rights in Brazil, the Palestinian Territories and Korea in the amount of $371,000 and area development fees of $208,000. Current year revenues include partial recognition of proceeds from the sale of foreign master license rights in Puerto Rico in the amount of $50,000 and area development fees of $56,000. Royalty revenue was down $178,000 compared to the first nine months of last year, mainly resulting from a 1.5% decrease in chainwide sales and a slightly lower average royalty rate due to both more restaurants within area development territories and a lower ratio of full service units to Delco/Express units.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the quarter decreased 7% or $43,000 compared to the same period of the prior year. For the nine month period, restaurant sales decreased 17% or $341,000. This was due to the lease expiration and closing of one Delco store in August 1998. The Company owned and operated three and four stores for the periods ending March 28, 1999 and March 29, 1998, respectively. Comparable store sales growth at Company-owned stores increased 7% for the nine months ended March 28, 1999.

     Cost of sales for the quarter decreased 3% or $394,000 compared to the same period last year due to lower food and supply sales as noted above. For the nine month period, cost of sales increased 3% or $1,008,000 compared to the same period last year primarily due to the increase in domestic food sales due to higher cheese prices. As a percentage of sales for the first nine months, cost of sales increased to 89% from 86% compared to the same period last year. This was primarily due to the significantly higher cost of cheese, an increase in allocation of corporate services expenses related to the Company's distribution center, offset by a lower volume of food product sold.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These expenses decreased 16% or $139,000 for the quarter and 10% or $251,000 for the nine month period compared to the same period last year. The decreases were due to an increase in corporate services expenses allocation to the distribution center resulting in a corresponding decrease in franchise expenses, and decreases in travel expenses. These decreases were partially offset by increased franchise trade show spending. Additionally, franchise expenses for the first nine months of the prior year also included the amortization of the Company's cost basis in a reacquired area development Territory.

     General and administrative expenses for the quarter decreased 9% or $122,000 compared to the same period last year primarily due to a higher allocation of corporate services expenses to the distribution center to accurately reflect the total operating costs of the center. For the nine month period, general and administrative expenses increased 4% or $167,000 compared to the same period last year. This is principally due to an increase in the allowance for doubtful accounts, as well as higher professional fees and insurance expenses. These increases were partially offset by the higher allocation of corporate services expenses to the distribution center.

     Interest expense increased 20% or $23,000 and 6% or $21,000 for the quarter and nine months, respectively, compared to the same periods of the prior year. This is a result of higher average debt, which was offset slightly by lower average interest rates.

                         LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 1999, the Company utilized cash provided by operations in the amount of $4,988,000, bank borrowings of $1,700,000, and a portion of its cash balances to purchase 1,079,600 shares of its own common stock for $5,605,852 and to pay dividends of $2,164,000 on the Company's common stock.

     Capital expenditures of $731,000 during the first nine months included $414,000 for upgrading the Company's computer system (including compliance with Year 2000 issues). During the first nine months, $249,000 of the computer system's upgrades was transferred to a 36-month capitalized lease.

     On March 29, 1999, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable April 23, 1999 to shareholders of record on April 9, 1999.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $11.9 million and expire in 2005) to reduce its federal tax liability from the 34% to 31% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($5.8 million as of March 28, 1999) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

     The Company has assessed its computerized systems to determine their ability to correctly identify the year 2000 and is devoting the necessary internal and external resources to replace, upgrade or modify all significant systems related to the year 2000. The Company's assessment, purchase of new equipment, installation of new software, conversion and testing of data are completed. The Company fully implemented the new system in May 1999 and has begun processing information.

     Because third party computer failures could also have a material impact on a company's ability to conduct business, confirmations are being requested from our material vendors and suppliers to certify that plans are being developed by them to address and become compliant with the year 2000 issues. As of May 10, 1999, the Company had received responses from approximately 80% from such parties and all the responding companies have provided written assurances that they expect to address all their significant year 2000 issues on a timely basis. The Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company's results of operations since sales information is not currently communicated through computer systems. Through the assessment of the Company's critical non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area.

          New software, testing, and conversion of systems and applications will cost approximately $550,000 and new hardware components will cost approximately $300,000. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. Of these costs, approximately $730,000 has been incurred as of March 28, 1999. All the above capital expenditures are funded through a 36-month capitalized lease.

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

PART  II.  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     Amendment to the Company's Restated Articles of Incorporation approved by shareholders at a Special Meeting on January 30, 1999. The results of the vote were as follows:

          FOR          AGAINST          ABSTAIN          BROKER  NON-VOTES
          ---          -------          -------          -----------------

          6,462,349     114,933           43,873              3,668,097

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on January 30, 1999.

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

                                   PIZZA  INN,  INC.
                                   Registrant

                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer

                                   By:     /s/Shawn  M.  Preator
                                           -----------------
                                        Shawn  M.  Preator
                                        Controller  and
                                        Principal  Accounting  Officer

Dated:  May 11, 1999