Form 10-K
period 1999-06-27
PIZZA INN INC /MO/
filed 1999-09-23
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  27,  1999.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

     At September 9, 1999, there were 11,102,738 shares of the registrant's Common Stock outstanding, and the aggregate market value of registrant's Common Stock held by non-affiliates was $27,914,586, based upon the average of the bid and ask prices.

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

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 1999, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" (R).



     On September 9, 1999, the Pizza Inn system consisted of 518 units, including three Company operated units (which are used for product testing and franchisee training, in addition to serving customers) and 515 franchised units. The domestic units are comprised of 276 full service units, 45 delivery/carry-out units and 132 Express units. The international units are comprised of 20 full service units, 28 delivery/carry-out units and 17 Express units. Pizza Inn units are currently located in 21 states and 13 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 29%, 16% and 11% of the total, respectively. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line arrangements, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Full-Service units, except for buffet. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

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

     As with developers, a master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined foreign territory, typically for a term of 20 years plus renewal options for ten years. The master licensee agrees to a new store development schedule and the Company trains the master licensee to monitor and assist franchisees in their territory with local franchise service and quality control, with support from the Company. In return, the master licensee typically retains half the franchise fees and approximately half the royalties on all units within the territory during the term of the agreement. While all Pizza Inn restaurants opened in an area of a developer's territory enter into franchise agreements with the Company, a master licensee may open restaurants owned and operated by the master licensee, or they may open sub-franchised restaurants owned and operated by third parties through agreement with the master licensee.

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



ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Full-Service or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full-Service and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 9, 1999, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund Express unit marketing materials and similar expenditures.

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

     The Company requires all units to satisfy certain quality standards governing the products and services offered through use of the Company's trademarks. The Company maintains a staff of field representatives, whose primary responsibilities include periodic visits to provide advice in operational and marketing activities and to evaluate and enforce compliance with the Company's quality standards.

TRAINING

     The Company offers numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management, and other aspects of restaurant operation. The training programs include group classes, supervised work in Company operated units, and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video tapes and printed materials produced by the Company.

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

EMPLOYEES

     On September 9, 1999, the Company had approximately 214 employees, including 57 in the Company's corporate office, 81 at its Norco division, and 26 full-time and 50 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

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

     The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2000, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility and test kitchen with a term expiring in 2001.

     On September 9, 1999, all three of the Company operated Pizza Inn restaurants (all located in Texas) were leased. The Company operated units range in size from approximately 1,500 to 3,600 square feet and incur annual minimum rent between $12.50 and $22.00 per square foot. Most of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes. The leases are renewable and will expire in 2000, 2004, and 2007.



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

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 1999.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 9, 1999, there were 2,846 stockholders of record of the Company's Common Stock.

     The Company's Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "PZZI". The following table shows the highest and lowest actual trade executed price per share of the Common Stock during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.







                                          Actual Trade
                                         Executed Price
                                         ----------------
                                         High      Low
                                         --------  --------
          1999
          First Quarter Ended 9/27/98 .   5 13/16  4  3/4
          Second Quarter Ended 12/27/98  .5 1/4    4  1/4
          Third Quarter Ended 3/28/99 .   4 3/4    3
          Fourth Quarter Ended 6/27/99.   4 1/8    2 29/32

          1998
          First Quarter Ended 9/28/97 . .. 4  7/8    3  3/4
          Second Quarter Ended 12/28/97    5  15/16  4 9/16
          Third Quarter Ended 3/29/98 .    6   5/16  5  1/4
          Fourth Quarter Ended 6/28/98.    6   5/8   5  1/4

During fiscal 1999 the Board of Directors of the Company declared quarterly cash dividends of $0.06 per share. For the year ended June 27, 1999 cash dividends declared were approximately $2.1 million or $0.18 per share. On June 28, 1999, the Company's Board of Directors declared a cash dividend of approximately $0.7 million or $0.06 per share. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 27, 1999, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with SFAS 128.




                                                                       Year Ended
                                                                      ------------
                                                   June 27,    June 28,   June 29,   June 30,   June 25,
                                                     1999        1998       1997       1996       1995
                                                 ------------  ---------  ---------  ---------  ---------
(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues. . . . . . . . . . . . . . . .  $    66,294   $  68,640  $  69,123  $  69,441  $  62,044

  Income before taxes . . . . . . . . . . . . .        4,096       7,023      6,860      5,921      4,845
  Net income. . . . . . . . . . . . . . . . . .        2,752       4,880      4,528      3,908      3,198
  Basic earnings per common share . . . . . . .          .24         .38        .35        .30        .24
  Diluted earnings per common share . . . . . .          .23         .36        .33        .28        .22
  Dividends declared per common share .       (1)        .18        .24          -          -          -

SELECTED BALANCE SHEET DATA:
  Total assets. . . . . . . . . . . . . . . . .       18,586      21,773     24,310     24,419     25,803
  Long-term debt and capital lease obligations.        6,944       5,454      7,789      7,902     11,039

(1) On June 28, 1999 the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable to shareholders of record on July 9, 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL  1999  COMPARED  TO  FISCAL  1998

          Diluted earnings per share dropped 36% from $0.36 to $0.23. Net income decreased 44% to $2,752,000 from $4,880,000 in the prior year, on revenues of $66.3 million versus $68.6 million the previous year. Net income and earnings per share decreased because of lower revenues from area development territory sales, fewer vendor incentives, a lower volume of food product sales from slightly lower chainwide sales and higher cost of sales due to extraordinarily higher cheese prices from July 1998 through January 1999. Restaurant cost of sales, as a percentage of sales, throughout the Company's franchise community was up approximately 3 percentage points, due to extraordinarily higher cheese prices during these seven months. This increased cost also caused an adverse effect on chainwide sales as the result of decreased discretionary franchisee advertising as well as delayed new store openings and remodelings. Foreign economic factors also continued to adversely affect international sales and new store openings in foreign markets.

     Food and supply sales by the Company's distribution division were down less than 1% or $390,000 as compared to last year sales. The slight decrease in volume was offset by a significant increase in cheese prices. International sales decreased $182,000 in fiscal 1999 due to economic troubles in international markets which resulted in fewer net store openings abroad than in the prior fiscal year.

     Franchise revenue, which include royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 13% or $849,000 in fiscal 1999. Area development income decreased $560,000 in fiscal 1999 primarily due to economic troubles in international markets. Royalty revenue was down $173,000 compared to last year, mainly resulting from a 1.5% decrease in chainwide sales and a slightly lower average royalty rate due to both more restaurants within area development territories and a lower ratio of full service units to Delco/Express units. License fees decreased $116,000 in fiscal 1999.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the year decreased 15% or $397,000 compared to the same period of the prior year. This was due to the lease expiration and closing of one Delco store in August 1998. Comparable store sales growth at Company-owned stores increased 6% for the year.

     Other income consists of primarily interest income and non-recurring revenue items. Other income decreased 71% or $710,000 in fiscal 1999. Fiscal 1998 included vendor incentives, the gain on the sale of a Territory, and the sale of a state liquor license.

     Cost of sales increased 4% or $2,146,000 during fiscal 1999. As a percentage of sales, cost of sales increased to 92% in fiscal 1999 from 87% compared to last year. Cost of sales increased primarily due to significantly higher cheese prices and an increase in allocation of corporate services expenses related to the Company's distribution center, offset by a lower volume of food product sold.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses), directly related to the sale and service of franchises and Territories. These costs decreased 15% or $468,000 compared to last year. This was due to an increase in corporate services expenses allocation to the distribution center resulting in a corresponding decrease in franchise expenses.

     General and administrative expenses decreased 25% or $1,126,000 in fiscal 1999. This is the result of an increase in the corporate services overhead allocation to the distribution center resulting in a corresponding decrease in general and administrative expenses. This decrease was partially offset by higher legal and tax expenses in fiscal 1999.

     Interest expense increased 4% or $22,000 in the current year as a result of slightly higher debt levels and capital lease interest expense on new computer equipment.

     During fiscal 1999, a total of 73 new Pizza Inn franchise units were opened for business, 52 domestic, and 21 international. Domestically, 38 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly, 26 international units were closed.


FISCAL  1998  COMPARED  TO  FISCAL  1997

     Diluted earnings per share for fiscal year ended June 28, 1998 grew 9% to $0.36 from $0.33. Net income increased 8% to $4.9 million from $4.5 million in the prior year. Pre-tax income increased 2% to $7.0 million from $6.9 million. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $14.9 million at June 28, 1998, reduce the income taxes paid by the Company from the 34% statutory rate to approximately 2% alternative minimum tax rate. Additionally, the Company was able to reduce its effective tax rate from 34% to 31% primarily due to the recognition of business tax credits in the amount of $263,000.

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

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 4% or $282,000 in fiscal 1998. This was primarily due to lower income from international master license sales in the current year. Proceeds from Territory sales vary depending on size, demographics and current market development in the Territories. The timing and recognition of Territory sales may vary significantly from year to year. Current year sales include partial recognition of proceeds from the sale of new Territory rights for South Carolina, Virginia, Puerto Rico, Brazil, the Palestinian territories and South Korea. Current year royalties increased 3% or $159,000, primarily due to the repurchase of area developer rights in Tennessee and portions of Kentucky, which resulted in full royalties being paid directly to the Company through March 1998 when the rights were subsequently resold.

     Restaurant sales, which consist of retail sales by Company operated training restaurants, remained at the same level compared to the prior year, despite the transfer of a unit in December 1997 to a franchisee. These restaurants' sales on a comparable basis increased 12%.

     Other income, which increased $877,000, consists primarily of interest income and non-recurring revenue items. This was primarily the result of vendors' incentives including the non-cash transfer of the Company's stock valued at $602,000, the gain on the sale of a Territory, and the sale of a state liquor license.

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



                               FINANCIAL CONDITION

     Cash and cash equivalents decreased $1.8 million in fiscal 1999. Cash flow generated from operations and additional borrowings were used to purchase shares of the Company's own stock and pay cash dividends on its common stock. The
Company increased its borrowings by $1.0 million in fiscal 1999. The Company used $5.8 million to reacquire 1.1 million shares of its own common stock at prevailing prices on the open market. The Company also used $2.1 million to pay cash dividends on its common stock in fiscal 1999.

     At  June  27,  1999  the  net  deferred tax asset balance was $5.6 million.
During 1999, the Company decreased the net deferred tax asset by $240,820 for general business tax credits due to expire in 2000 through an addition to the tax valuation allowance. The Company believes that it is more likely than not that these credits will not be realized. In fiscal 1999, the valuation allowance and corresponding asset were also decreased due to the expiration of general business credits.


     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $204,000 related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 1999 would be sufficient for full realization of the net tax asset. Additionally, management believes that taxable income based on recent growth trends of the Company's franchise base should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $10.3 million and expire in 2005) to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. In accordance with SFAS 109, the carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 32%, 31%, and 34% for fiscal years 1999, 1998 and 1997, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 2% is significantly less than the corporate rate reflected on the Company's statement of operations. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

     Under the Internal Revenue Code, the utilization of net operating losses and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $5,841,000 in fiscal 1999 and was used primarily to reacquire the Company's common stock, to pay dividends on its common stock, and to fund capital expenditures.

     The Company increased its borrowing by $1.0 million to $5.7 million at June 27, 1999 from $4.7 million at June 28, 1998.

     During fiscal 1999 the Company purchased 1,132,900 shares of its own common stock on the open market for a total price of $5.8 million and acquired an additional 4,945 shares as a gift from a vendor. This brings the total number of shares in treasury to 3,519,231 as of June 27, 1999. All reacquired shares will be held as treasury stock until retired.

     Capital Expenditures of $640,000 during fiscal 1999 included $414,000 for upgrading the Company's computer system (including compliance with Year 2000 issues).

     The Company's future requirements for cash relate primarily to the periodic purchase of its own common stock, capital expenditures, payment of dividends on its common stock, and repayment of debt. The Company currently considers its common stock to be undervalued and plans to aggressively purchase its own shares on the open market during fiscal year 2000. For the period June 28, 1999 through September 9, 1999 the Company has purchased 317,600 shares for a total amount of $1,076,711. Although the existing loan agreement does not require the Company to make any scheduled debt reductions, the Company plans to reduce bank debt in fiscal 2000. Anticipated capital expenditures include information system upgrades, a partial company store remodel, and miscellaneous equipment and improvements at the Corporate office, Norco, and the company-owned stores. During fiscal 1999, the Board of Directors of the Company declared cash dividends on the Company's common stock of approximately $2.1 million or $0.18 per share. On June 28, 1999 the Company's Board of Directors declared a quarterly cash dividend payable to shareholders of record on July 9, 1999 of approximately $0.7 million or $0.06 per share. Declaration of future dividends will be at the discretion of the Board of Directors.



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

     Because third party computer failures could also have a material impact on our ability to conduct business, confirmations were requested from our material vendors and suppliers to certify that plans are being developed to address and become compliant with the year 2000 issues. As of June 27, 1999, 80% have replied and are comfortable with their preparations for the year 2000. The
Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company since sales information is not currently communicated through computer systems. Through the assessment of the Company's non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area. The Company will continue to assess and develop contingency plans, if needed, throughout the remainder of 1999.

     New software, testing, and conversion of systems and applications have been completed and implemented. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. The cost of these upgrades will total approximately $1.2 million. Of this cost, approximately $900,000 already has been incurred as of June 27, 1999. All of the above capital expenditures are funded through a 36-month capitalized lease.


     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in the report, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including but not limited to, changes in demand for Pizza Inn products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients, and restrictions on international trade and business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.




                          PIZZA INN, INC.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules:

FINANCIAL STATEMENTS                                                                     PAGE NO.
Report of Independent Accountants.                                                                 14

Consoldiated Statements of Operations for the years ended
  June 27, 1999, June 28, 1998, and June 29, 1997.                                                 15

Consolidated Balance Sheets at June 27, 1999 and June 28, 1998.                                    16

Consolidated Statements of Shareholders' Equity for the years
  ended June 27, 1999, June 28, 1998 and June 29, 1997.                                            17

Consolidated Statements of Cash Flows for the years ended
  June 27, 1999, June 28, 1998, and June 29, 1997.                                                 18

Notes to  Consolidated Financial Statements                                                        20


  FINANCIAL STATEMENT SCHEDULES
------------------------------------------------------------------------------------

        Schedule II - Consolidated Valuation and Qualifying Accounts                               33
                                                                                      ---------------

        All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS  LLP


Dallas,  Texas
August  6,  1999




                                 PIZZA INN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                       YEAR ENDED
                                       -----------
                                        JUNE 27,    JUNE 28,   JUNE 29,
REVENUES:                                 1999        1998       1997
                                       -----------  ---------  ---------
  Food and supply sales                $    58,101  $  58,491  $  59,557
  Franchise revenue                          5,619      6,468      6,750
  Restaurant sales                           2,287      2,684      2,696
  Other income                                 287        997        120
                                       -----------  ---------  ---------
                                            66,294     68,640     69,123
                                       -----------  ---------  ---------

COSTS AND EXPENSES:
  Cost of sales                             55,265     53,119     53,634
  Franchise expenses                         2,741      3,209      2,978
  General and administrative expenses        3,431      4,557      4,879
  Provision for bad debt                       237        230        110
  Interest expense                             524        502        662
                                       -----------  ---------  ---------
                                            62,198     61,617     62,263
                                       -----------  ---------  ---------

INCOME BEFORE INCOME TAXES                   4,096      7,023      6,860

  Provision for income taxes                 1,344      2,143      2,332
                                       -----------  ---------  ---------

NET INCOME                             $     2,752  $   4,880  $   4,528
                                       ===========  =========  =========

BASIC EARNINGS PER COMMON SHARE        $      0.24  $    0.38  $    0.35
                                       ===========  =========  =========

DILUTED EARNINGS PER COMMON SHARE      $      0.23  $    0.36  $    0.33
                                       ===========  =========  =========

DIVIDENDS DECLARED PER COMMON SHARE    $      0.18  $    0.24  $       -
                                       ===========  =========  =========

WEIGHTED AVERAGE COMMON SHARES              11,678     12,692     12,873
                                       ===========  =========  =========

WEIGHTED AVERAGE COMMON AND
  DILUTIVE POTENTIAL COMMON SHARES          12,154     13,468     13,707
                                       ===========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JUNE 27,   JUNE 28,
ASSETS                                                       1999       1998
                                                           ---------  ---------
CURRENT ASSETS
  Cash and cash equivalents                                $     509  $   2,335
  Accounts receivable, less allowance for doubtful
    accounts of $808 and $825, respectively                    4,588      6,021
  Notes receivable, current portion, less allowance
    for doubtful accounts of $144 and $174, respectively         814        741
  Inventories                                                  2,393      1,953
  Prepaid expenses and other                                     591        556
                                                           ---------  ---------
      Total current assets                                     8,895     11,606
Property, plant and equipment, net                             1,754      1,921
Property under capital leases, net                             1,587        761
Deferred taxes, net                                            5,556      6,705

  Long-term notes receivable, less
    allowance for doubtful accounts of $80 and $8,
    respectively                                                 380        436
  Deposits and other                                             414        344
                                                           ---------  ---------
                                                           $  18,586  $  21,773
                                                           =========  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                 $   2,641  $   2,014
  Accrued expenses                                             1,795      2,507
  Current portion of capital lease obligations                   428        125
                                                           ---------  ---------
    Total current liabilities                                  4,864      4,646

LONG-TERM LIABILITIES
  Long-term debt                                               5,700      4,700
  Long-term capital lease obligations                          1,244        754
  Other long-term liabilities                                    719        756
                                                           ---------  ---------
                                                              12,527     10,856
                                                           ---------  ---------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; outstanding 11,407,945 and 12,528,436
    shares, respectively (after deducting shares in
    treasury:  1999 - 3,519,231; 1998 -2,381,386)                114        125
  Additional paid-in capital                                   4,765      4,911
  Retained earnings                                            1,180      5,881
                                                           ---------  ---------
    Total shareholders' equity                                 6,059     10,917
                                                           ---------  ---------
                                                           $  18,586  $  21,773
                                                           =========  =========

          See accompanying Notes to Consolidated Financial Statements.


                                                      PIZZA INN, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (IN THOUSANDS)



                                             ADDITIONAL
                                            COMMON STOCK       PAID-IN         RETAINED
                                               SHARES          AMOUNT          CAPITAL         EARNINGS         TOTAL
                                            -------------  ---------------  --------------  --------------  --------------

BALANCE, JUNE 30, 1996                            12,877   $          129   $       3,684   $       4,293   $       8,106

Stock options exercised                              267                2             503               -             505
Acquisition of treasury stock                       (430)              (4)           (126)         (1,788)         (1,918)
Net income                                             -                -               -           4,528           4,528
                                            -------------  ---------------  --------------  --------------  --------------

BALANCE, JUNE 29, 1997                            12,714   $          127   $       4,061   $       7,033   $      11,221

Stock options exercised                              414                4           1,247               -           1,251
Tax benefits associated
    with stock options                                 -                -            (179)              -            (179)
Dividends declared                                     -                -               -          (3,052)         (3,052)
Acquisition of treasury stock                       (600)              (6)           (218)         (2,980)         (3,204)
Net income                                             -                -               -           4,880           4,880
                                            -------------  ---------------  --------------  --------------  --------------

BALANCE, JUNE 28, 1998                            12,528   $          125   $       4,911   $       5,881   $      10,917


Stock options exercised                               17                -              52               -              52
Tax benefits associated
    with stock options                                 -                -             233               -             233
Dividends declared                                     -                -               -          (2,092)         (2,092)
Acquisition of treasury stock (see Note K)        (1,137)             (11)           (431)         (5,361)         (5,803)
Net income                                             -                -               -           2,752           2,752
                                            -------------  ---------------  --------------  --------------  --------------

BALANCE, JUNE 27, 1999                            11,408   $          114   $       4,765   $       1,180   $       6,059
                                            =============  ===============  ==============  ==============  ==============



                                                  See  accompanying  Notes  to  Consolidated  Financial  Statements.



                                                        PIZZA INN, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)


                                                                       YEAR ENDED
                                                                   -------------------
                                                                        JUNE 27,             JUNE 28,            JUNE 29,
                                                                          1999                 1998                1997
                                                                   -------------------  ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $            2,752   $           4,880   $           4,528
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization                                               871                 902                 707
      Provision for bad debt                                                      237                 230                 110
      Income from transfer of Pizza Inn stock (see Note K)                        (15)               (602)                  -
      Deferred Income Taxes                                                     1,149               1,787               2,195
    Changes in assets and liabilities:
      Restricted cash and short-term investments                                    -                   -                 360
      Notes and accounts receivable                                             1,179                  25                (762)
      Inventories                                                                (440)                271                (305)
      Accounts payable - trade                                                    627                 532                (849)
      Accrued expenses                                                           (717)               (782)                (94)
      Deferred franchise revenue                                                    5                (388)               (147)
      Prepaid expenses and other                                                  193                (587)                (23)
                                                                   -------------------  ------------------  ------------------
      CASH PROVIDED BY OPERATING ACTIVITIES                                     5,841               6,268               5,720
                                                                   -------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                         (640)               (362)               (628)
    Acquisition of area development territory                                       -                (986)                  -
    Proceeds from sale of re-acquired area development territory                    -                 986                   -
    Proceeds from sales of assets                                                   -                  65                   -
                                                                   -------------------  ------------------  ------------------
      CASH USED FOR INVESTING ACTIVITIES                                         (640)               (297)               (628)
                                                                   -------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations                                                  (199)             (2,325)             (2,000)
    Borrowings of long-term debt                                                1,000                   -                   -
    Dividends paid                                                             (2,092)             (2,292)                  -
    Proceeds from exercise of stock options                                        52               1,251                 505
    Purchases of treasury stock                                                (5,788)             (2,602)             (1,918)
                                                                   -------------------  ------------------  ------------------
      CASH USED FOR FINANCING ACTIVITIES                                       (7,027)             (5,968)             (3,413)
                                                                   -------------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                           (1,826)                  3               1,679
Cash and cash equivalents, beginning of period                                  2,335               2,332                 653
                                                                   -------------------  ------------------  ------------------
Cash and cash equivalents, end of period                           $              509   $           2,335   $           2,332
                                                                   -------------------  ------------------  ------------------

                                 See accompanying Notes to Consolidated Financial Statements.



                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                    (IN THOUSANDS)



                                      YEAR ENDED
                                      -----------
                                       JUNE 27,    JUNE 28,   JUNE 29,
                                         1999        1998       1997
                                      -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest                            $       551  $     526  $     612
  Income taxes                                 20        160        150


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred  $       992  $       -  $       -




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

On June 27, 1999 the Pizza Inn system consisted of 516 locations, including three Company operated units and 513 franchised units. The Company is currently franchised in 21 states and 13 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 29%, 16%, and 11%, respectively, of the total. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

INVENTORIES:

Inventories, which consist primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out) cost or market. Provision is made for obsolete inventories.

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to eight years. It is the Company's policy to periodically review the net realizable value when indicators exist of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 27, 1999.



ACCOUNTS  RECEIVABLE:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. For the years ended June 27, 1999, June 28, 1998, and June 29, 1997 provisions of $237,000, $230,000 and $110,000 were recorded, respectively.

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

INCOME  TAXES:

Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the Company recognizes future tax benefits to the extent that realization of such benefits are more likely than not.

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

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 27, 1999, June 28, 1998 and June 29, 1997, 93%, 84% and 78%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 27, 1999, June 28, 1998 and June 29, 1997 were $106,000, $666,000 and
$1,154,000  respectively.

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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ended June 27, 1999, June 28, 1998 and June 29, 1997 all contained 52 weeks.

NEW  PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective for fiscal years beginning after June 15, 1999, which was extended to June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The adoption of this statement in 2001 is not expected to have an affect on the Company's financial statements.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):





                                                   JUNE 27,                JUNE 28,
                                                    1999                     1998
                                   ----------------------  -----------------------
Property, plant and equipment:
Equipment, furniture and fixtures  $               4,259   $                3,992
Leasehold improvements                             1,336                    1,326
                                   ----------------------  -----------------------
                                                   5,595                    5,318
Less:  accumulated depreciation                   (3,841)                  (3,397)
                                   ----------------------  -----------------------
                                                  1,754                  1,921
                                   ======================  =======================
Property under capital leases:
Real Estate                        $                 118   $                  118
Equipment                                          2,393                    1,396
                                   ----------------------  -----------------------
                                                   2,511                    1,514
Less:  accumulated amortization                     (924)                    (753)
                                   ----------------------  -----------------------
                                                  1,587                     761
                                   ======================  =======================

Depreciation and amortization expense was $871,000, $902,000, and $707,000 for the years ended June 26, 1999, June 28, 1998, and June 29, 1997, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):




                                                  JUNE 27,               JUNE 28,
                                                    1999                   1998
                                   ---------------------  ---------------------
Compensation                       $                 944  $                 824
Legal and other professional fees                    116                     35
Deferred franchise revenue                           242                    237
Accrued dividends payable                              -                    760
Other                                                493                    651
                                   ---------------------  ---------------------

                                                  1,795                 2,507
                                   =====================  =====================

NOTE  D  -  LONG-TERM  DEBT:

In August 1997, the Company signed an agreement (the "Loan Agreement") with its current lender, Wells Fargo, to refinance its debt under a new revolving credit facility. The revolving credit note was scheduled to mature in August 1999 and was secured by essentially all of the Company's assets. Amounts outstanding under the Loan Agreement were $5.7 million and $4.7 million at fiscal year end 1999 and 1998, respectively.

Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of June 27, 1999, the Company was in compliance with all of its debt covenants. A 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 27, 1999 and June 28, 1998, the Company's effective interest rates were 6.17% and 6.91%, respectively (with a Eurodollar rate basis).

The Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt.

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit to reinsurers to secure loss reserves. At June 27, 1999 and June 28, 1998 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.


In September 1998, the Company signed an agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2000 and to modify certain financial covenants. In accordance with SFAS 6, "Classification of Short-Term Obligations Expected to be Refinanced", the entire balance outstanding under the Loan Agreement at June 27, 1999 was classified as long-term to reflect the provisions of the Loan Agreement.

NOTE  E  -  INCOME  TAXES:

The effective federal income tax rate did not vary from the statutory rate of 34% for the year ended June 29,1997. However, the effective federal income tax rate varied from the statutory rate for the years ended June 27, 1999 and June 28, 1998 as follows:






                                         JUNE 27,              JUNE 28,
                                           1999                  1998
                                   --------------------  --------------------
                                                 (in thousands)
Federal income taxes based on 34%
  of book income                   $             1,393   $             2,388
Permanent adjustments                             (290)                 (102)
Change in valuation allowance                     (535)                 (638)
Expired credits                                    776                   375
Other                                                -                   120
                                   --------------------  --------------------
                                   $             1,344   $             2,143
                                   ====================  ====================

Income  tax  expense  consists  of  the  following  (in  thousands):


                                 JUNE 27,             JUNE 28,             JUNE 29,
                                   1999                 1998                 1997
                            -------------------  -------------------  -------------------
Federal:
  Current                   $               195  $               356  $               137
  Deferred                                1,149                1,787                2,195
                            -------------------  -------------------  -------------------
Provision for income taxes  $             1,344  $             2,143  $             2,332
                            ===================  ===================  ===================

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):




                                JUNE 27,              JUNE 28,
                                  1999                  1998
                          --------------------  --------------------
Reserve for bad debt      $               391   $               382
Depreciable assets                        610                   507
Deferred fees                              72                    70
Other reserves                             88                  (212)
NOL carryforwards                       3,510                 5,100
Credit carryforwards                    1,089                 1,597
                          --------------------  --------------------

Gross deferred tax asset  $             5,760   $             7,444

Valuation allowance                      (204)                 (739)
                          --------------------  --------------------

Net deferred tax asset    $             5,556   $             6,705
                          ====================  ====================

As of June 27, 1999, the Company had $10.3 million of net operating loss carryforwards that expire in 2005. The Company also had $263,000 of general business credit carryforwards expiring between 2000 and 2001, $177,000 of foreign tax credit carryforwards expiring between 2003 and 2004, and $649,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of certain of the general business credit carryforwards will expire before they can be utilized.

In fiscal 1999, the Company decreased the net deferred tax asset by $240,820 for general business tax credits that are not expected to be utilized through an addition to the tax valuation allowance. These general business tax credits are due to expire in 2000 and will not be utilized prior to their expiration. The Company believes that it is more likely than not that these credits will not be realized. This reduction is included in the provision for income tax. Additionally, the valuation allowance and corresponding asset were decreased due to the expiration of general business credits.

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

The Company leases 23,402 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2000, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in 2001.


The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years under operating and capital leases. Some of the leases include fair market value purchase options at the end of the term.

In August 1998, the Company entered into a new 36 month capital lease agreement for computer software and hardware equipment.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 27, 1999 are as follows (in thousands):





                                            CAPITAL   OPERATING
                                            LEASES      LEASES
                                           ---------  ----------
2000                                       $    565   $    1,255
2001                                            565        1,121
2002                                            572        1,006
2003                                             90          607
2004                                            108          191
Thereafter                                       39          175
                                           ---------
                                              1,939     $  4,355
                                                       =========
Less amount representing interest              (267)
                                           ---------
Present value of total obligations under
    capital leases                            1,672
Less current portion                           (428)
                                           ---------
Long-term capital lease obligations        $  1,244
                                           =========

Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 27,      JUNE 28,      JUNE 29,
                        1999          1998          1997
                    ------------  ------------  ------------
Minimum rentals     $     1,339   $     1,193   $     1,117
Contingent rentals           13            15            11
Sublease rentals            (99)          (87)          (90)
                    ------------  ------------  ------------
                    $     1,253         1,121         1,038
                    ============  ============  ============

NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. From January 1, 1993 through January 1, 1998, the Company contributed on behalf of each participating employee an amount equal to 50% of the first 3% and 25% of next 3% of the employee's contribution. From January 1, 1998 through January 1, 1999, the Company contributed on behalf of each participating employee an amount equal to 100% up to 6% of the employee's contribution. Effective January 1, 1999, the Company contributes on behalf of each participating employee an amount equal to 100% of the first 3% and 50% of the next 3% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. The plan is subject to the provisions of the Employee Retirement Income Security Act and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan. Participants may direct elective deferrals and earnings thereon and employer matching contributions and earnings thereon prior to January 1, 1998. Effective January 1, 1998, employer matching contributions and earnings thereon are invested in Common Stock of the Company.

For the years ended June 27, 1999, June 28, 1998, and June 29, 1997, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $205,922, $116,862, and $58,774, respectively.

NOTE  H  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods ranging from six months to three years, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of Common Stock were authorized to be issued under the 1993 Plan. In December 1996 , 1997 and 1998, the Company's shareholders approved amendments to the 1993 plan increasing by 500,000 shares, in each year, the aggregate number of shares of common stock issuable under the plan.

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

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS





                                             June 27, 1999            June 28, 1998            June 29, 1997
                                            ---------------          --------------           ---------------
                                                     Weighted-                     Weighted-          Weighted
                                                      Average                      Average             Average
                                                      Exercise                     Exercise           Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year       2,675,366   $         3.27       3,143,639   $ 3.08  2,608,356   $ 2.82

Granted                                  655,290   $         4.79         110,000   $ 4.85    876,783   $ 3.56
Exercised                                (17,084)  $         2.97        (413,773)  $ 2.14   (266,500)  $ 1.90
Canceled                                 (65,600)  $         4.68        (164,500)  $ 3.58    (75,000)  $ 3.74
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year             3,247,972   $         3.50       2,675,366   $ 3.27  3,143,639   $ 3.08
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year             2,745,448   $         3.42       2,274,916   $ 3.15  2,076,856   $ 2.84

Weighted-average fair value of
options granted during the year   $                          1.30   $                 1.25  $             0.89

FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 27, 1999:





                                      Options Outstanding                               Options Exercisable
                                      -------------------                               --------------------
                                            Weighted-
                                             Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractural          Average        Exercisable         Average
Exercise Prices    at June 27, 1999        Life (Years)      Exercise Price   at June 27, 1999  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
2.25 - 3.25                1,245,766                  1.12  $          2.54         1,162,666  $          2.51
3.44 - 4.25                1,320,116                  3.91  $          3.91         1,173,616  $          3.79
4.38 - 5.25                  682,090                  5.47  $          4.46           409,166  $          4.95
                  -------------------                                         ----------------
2.25 - 5.25                3,247,972                  3.17  $          3.50         2,745,448  $          3.42
                  ===================                                         ================

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 1997, 1998 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.0% to 6.5%, expected volatility of 40.3% to 50.8%, expected dividend yield of 4.4% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):




                                     June 27, 1999                 June 28, 1998              June 29, 1997
                                     --------------                --------------              --------------
                              As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income                  $        2,752  $        2,291  $        4,880  $    4,460  $      4,528  $    3,981
Basic earnings per share    $         0.24  $         0.20  $         0.38  $     0.35  $       0.35  $     0.31
Diluted earnings per share  $         0.23  $         0.19  $         0.36  $     0.33  $       0.33  $     0.29

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

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 15 restaurants located in Arkansas, Texas and Missouri. Purchases by this franchisee comprised 5% of the Company's total food and supply sales in fiscal 1999. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal
1999. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 27, 1999, his accounts and note payable to the Company were $860,464.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 1999, the Company purchased 2,730,241 shares of its own Common Stock from time to time on the open market at a total cost of $13.4 million. In May 1998, the Company acquired 102,478 shares in connection with entering into a new contract with a vendor. This non-cash treasury share acquisition was recorded in other income at current market value in the amount of $602,000. In April 1999, the Company received a gift of 4,945 shares from a vendor which was recorded at current market value in the amount of $15,000.

The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 19%. All reacquired shares will be held as treasury until retired.

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




                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 27, 1999
BASIC EPS
Income Available to Common Shareholders        $      2,752         11,678  $     0.24
Effect of Dilutive Securities - Stock Options                          476
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      2,752         12,154  $     0.23
                                               ============  =============  ==========

YEAR ENDED JUNE 28, 1998
BASIC EPS
Income Available to Common Shareholders        $      4,880         12,692  $     0.38
Effect of Dilutive Securities - Stock Options                          776
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      4,880         13,468  $     0.36
                                               ============  =============  ==========

YEAR ENDED JUNE 29, 1997
BASIC EPS
Income Available to Common Shareholders        $      4,528         12,873  $     0.35
Effect of Dilutive Securities - Stock Options                          834
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      4,528         13,707  $     0.33
                                               ============  =============  ==========


Options to purchase 2,002,106 shares of common stock at exercise prices ranging from $3.44 to $5.50 per share were outstanding at June 27, 1999 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. No options were excluded from the calculation of diluted EPS during fiscal year 1998. Options to purchase 812,633 shares of common stock during fiscal year 1997 were excluded from the computation of diluted EPS in 1997 because their inclusion would result in an antidilutive effect on EPS.





NOTE  M  -  SEGMENT  REPORTING:

Effective June 27, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

The Company has two reportable operating segments as determined by management using the "management" approach as defined in SFAS No. 131: (1) Food and Equipment Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of non-recurring events.

The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to three company-owned and operated stores. Inter-segment revenues consist of sales to the company owned stores. Assets for this segment include tractor/trailers, equipment, furniture and fixtures.

The Franchise and Other segment includes income from royalties, license fees and area development and foreign master license sales. The Franchise segment includes the three company-owned stores, which are used as prototype and training facilities. Assets for this segment include equipment, furniture and fixtures for the company stores.

Corporate administration and other assets include primarily the deferred tax asset, cash and short term investments, as well as furniture and fixtures located at the corporate office.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit (loss), capital expenditures, and assets for the Company's reportable segments for the years ended June 27, 1999, June 28, 1998, and June 29, 1997:






                                                      JUNE 27,                     JUNE 28,                    JUNE 29,
                                                         1999                         1998                        1997
                                      ---------------------------  --------------------------  --------------------------
(In thousands)
NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution      $                   58,101   $                  58,491   $                  59,557
 Franchise and Other                                       7,906                       9,152                       9,446
 Intersegment revenues                                       847                       1,015                       1,015
                                      ---------------------------  --------------------------  --------------------------
   Combined                                               66,854                      68,658                      70,018
 Other revenues                                              287                         997                         120
 Less intersegment revenues                                 (847)                     (1,015)                     (1,015)
                                      ---------------------------  --------------------------  --------------------------
   Consolidated revenues                                  66,294                      68,640                      69,123
                                      ===========================  ==========================  ==========================

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution      $                      579   $                     491   $                     482
 Franchise and Other                                         129                         272                         132
                                      ---------------------------  --------------------------  --------------------------
   Combined                                                  708                         763                         614
 Corporate administration and other                          163                         139                          93
                                      ---------------------------  --------------------------  --------------------------
   Depreciation and amortization                           871                         902                        707
                                      ===========================  ==========================  ==========================

 INTEREST EXPENSE:
 Food and Equipment Distribution      $                      344   $                     325   $                     424
 Franchise and Other                                           8                           8                           8
                                      ---------------------------  --------------------------  --------------------------
   Combined                                                  352                         333                         432
 Corporate administration and other                          172                         169                         230
                                      ---------------------------  --------------------------  --------------------------
   Interest Expense                                          524                         502                         662
                                      ===========================  ==========================  ==========================

 INTEREST INCOME:
 Food and Equipment Distribution      $                       72   $                      90   $                      67
 Franchise and Other                                           -                           -                           -
                                      ---------------------------  --------------------------  --------------------------
   Combined                                                   72                          90                          67
 Corporate administration and other                           11                          38                          54
                                      ---------------------------  --------------------------  --------------------------
   Interest Income                                            83                         128                         121
                                      ===========================  ==========================  ==========================

 OPERATING PROFIT :
 Food and Equipment Distribution (1)  $                    3,071   $                   4,597   $                   4,571
 Franchise and Other (1)                                   2,813                       3,442                       4,061
 Intersegment profit                                         216                         266                         224
                                      ---------------------------  --------------------------  --------------------------
   Combined                                                6,100                       8,305                       8,856
 Other profit or loss                                        287                         997                         120
 Less intersegment profit                                   (216)                       (266)                       (224)
 Corporate administration and other                       (2,075)                     (2,013)                     (1,892)
                                      ---------------------------  --------------------------  --------------------------
   Income before taxes                                     4,096                       7,023                       6,860
                                      ===========================  ==========================  ==========================

 (1)           Does  not  include  full  allocation  of  corporate  administration





                                                        JUNE 27,                   JUNE 28,                   JUNE 29,
                                                           1999                       1998                       1997
                                       -------------------------  -------------------------  -------------------------
         (In thousands)
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution       $                     391  $                     116  $                     173
 Franchise and Other                                          66                         36                        179
                                       -------------------------  -------------------------  -------------------------
   Combined                                                  457                        152                        352
 Corporate administration and other                          183                        210                        276
                                       -------------------------  -------------------------  -------------------------
   Consolidated capital expenditures                         640                        362                        628
                                       =========================  =========================  =========================

 ASSETS:
 Food and Equipment Distribution       $                  10,402  $                   9,963  $                  10,207
 Franchise and Other                                         999                      1,700                      2,379
                                       -------------------------  -------------------------  -------------------------
 Combined                                                 11,401                     11,663                     12,586
 Corporate administration and other                        7,185                     10,110                     11,724
                                       -------------------------  -------------------------  -------------------------
 Consolidated assets                                      18,586                     21,773                     24,310
                                       =========================  =========================  =========================

 GEOGRAPHIC INFORMATION (REVENUES):
 United States                         $                  64,990  $                  66,692  $                  64,922
 Foreign countries                                         1,304                      1,948                      4,201
                                       -------------------------  -------------------------  -------------------------
   Consolidated total                                     66,294                     68,640                     69,123
                                       =========================  =========================  =========================


NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 27, 1999 and June 28, 1998 (in thousands, except per share amounts):





                                                                Quarter Ended
                                                                --------------
                                             September 27,   December 27,   March 28,   June 27,
                                                   1998           1998          1999       1999
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 1999
REVENUES
                                          $       16,584  $      17,363  $   16,017  $  16,330

Gross Profit                                         793          1,162       1,313      1,352

Net Income                                           470            705         800        777

Basic earnings per share on net income              0.04           0.06        0.07       0.07

Diluted earnings per share on net income            0.04           0.06        0.07       0.07

                                                                Quarter Ended
                                                                ---------------
                                              September 28,   December 28,   March 29,  June 28,
FISCAL YEAR 1998                                    1997           1997        1998       1998
                                          --------------  -------------  ----------  ---------
Revenues                                  $       17,050  $      17,070  $   16,864  $  17,656

Gross Profit                                       1,793          1,914       1,505      2,313

Net Income                                         1,091          1,185       1,179      1,425

Basic earnings per share on net income              0.09           0.09        0.09       0.11

Diluted earnings per share on net income            0.08           0.09        0.09       0.11



                                                                      SCHEDULE II
                                                                     PIZZA INN, INC.
                                                       CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                                    (In thousands)

                                                                      ADDITIONS
                                                                      ------------
                                                   BALANCE AT       CHARGED TO     CHARGED TO                    BALANCE
                                                   BEGINNING         COST AND        OTHER                        AT END
                                                   OF PERIOD          EXPENSE       ACCOUNTS    DEDUCTIONS (1) OF  PERIOD
                                                 ------------  -----------  -----------  ---------------  -----------
YEAR ENDED JUNE 27, 1999
Allowance for doubtful                           $      1,007  $       237  $         -  $         (212)  $     1,032
accounts and notes receivable

YEAR ENDED JUNE 28, 1998
Allowance for doubtful                           $      1,121  $       230  $         -  $         (344)  $     1,007
accounts and notes receivable

YEAR ENDED JUNE 29, 1997
Allowance for doubtful                           $        963  $       110  $         -  $           48   $     1,121
accounts and notes receivable

(1)  Write-off  of  receivables,  net  of  recoveries.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 1999 (the "Proxy Statement"), and is incorporated herein by reference.

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

          4.1 Provisions regarding Common Stock in Article IV of the Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 and incorporated herein by reference).

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

          10.2 First Amendment to Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated September 14, 1998 (filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998 and incorporated herein by reference).

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

          27.0     Financial Data Schedule


* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

(b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September    22     ,  1999     By:      /s/  Shawn  Preator
          Shawn  Preator
          Controller  and  Treasurer
          (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME  AND  POSITION                          DATE
-------------------------------------

/s/Steve  A.  Ungerman     September   22    ,  1999
----------------------     -------------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers     September     22  ,  1999
----------------------     -------------------------
C.  Jeffrey  Rogers
Director,  Vice  Chairman,  President  and
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Butler  E.  Powell     September       22,  1999
---------------------     -------------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips     September      22 ,  1999
----------------------     -------------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor     September    22   ,  1999
------------------     -------------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday     September  22     ,  1999
----------------------     -------------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker     September     22  ,  1999
---------------------     -------------------------
Ronald  W.  Parker
Director,  Executive  Vice  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)