Form 10-Q
period 1999-09-26
PIZZA INN INC /MO/
filed 1999-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999.
                                                   --------------------

[   ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF THE SECURITIES
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES [X}      NO [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES [X]       NO [ ]

     AT NOVEMBER 8, 1999, AN AGGREGATE OF 11,704,078 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.




                                               PIZZA INN, INC.

                                                    Index
                                                -------------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                            Page
-------  ---------------------                                                           ----
         Consolidated Statements of Operations for the three months
         ended September 26, 1999 and September 27, 1998                                   3

         Consolidated Balance Sheets at September 26, 1999 and
         June 27, 1999.                                                                    4

         Consolidated Statements of Cash Flows for the three months
         ended September 26, 1999 and September 27, 1998                                   5

         Notes to  Consolidated Financial Statements                                       7



Item    Management's Discussion and Analysis of
-----   -------------------------------------
        Financial Condition and Results of Operations                                     10
        ---------------------------------------------


PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                               12
------  ----------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K                                                  12
-------  --------------------------------

        Signatures                                                                        13
                                                              ----------------------------------------------------------

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                 PIZZA INN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       THREE MONTHS ENDED
                                       -------------------
                                          SEPTEMBER 26,     SEPTEMBER 27,
REVENUES:                                     1999               1998
                                       -------------------  --------------
  Food and supply sales                $            15,329  $       14,442
  Franchise revenue                                  1,469           1,454
  Restaurant sales                                     577             596
  Other income                                          19              92
                                       -------------------  --------------
                                                    17,394          16,584
                                       -------------------  --------------

COSTS AND EXPENSES:
  Cost of sales                                     14,584          13,940
  Franchise expenses                                   627             712
  General and administrative expenses                  907           1,139
  Interest expense                                     139             113
                                       -------------------  --------------
                                                    16,257          15,904
                                       -------------------  --------------

INCOME BEFORE INCOME TAXES                           1,137             680

  Provision for income taxes                           390             210
                                       -------------------  --------------

NET INCOME                             $               747  $          470
                                       ===================  ==============

BASIC EARNINGS PER COMMON SHARE        $              0.07  $         0.04
                                       ===================  ==============

DILUTED EARNINGS PER COMMON SHARE      $              0.07  $         0.04
                                       ===================  ==============

DIVIDENDS DECLARED PER COMMON SHARE    $              0.06  $         0.06
                                       ===================  ==============

WEIGHTED AVERAGE COMMON SHARES                      11,250          12,212
                                       ===================  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES                  11,470          13,009
                                       ===================  ==============

          See accompanying Notes to Consolidated Financial Statements.










                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    SEPTEMBER 26,   JUNE 27,
                                                                        1999          1999
                                                                   ---------------  ---------
ASSETS                                                               (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                        $           396  $     509
  Accounts receivable, less allowance for doubtful
    accounts of $829 and $808, respectively                                  4,937      4,588
  Notes receivable, current portion, less allowance
    for doubtful accounts of $109 and $144, respectively                       808        814
  Inventories                                                                2,042      2,393
  Deferred taxes, net                                                        1,459      1,149
  Prepaid expenses and other                                                   510        591
                                                                   ---------------  ---------
    Total current assets                                                    10,152     10,044

LONG-TERM ASSETS
  Property, plant and equipment, net                                         1,760      1,754
  Property under capital leases, net                                         1,401      1,587
  Deferred taxes, net                                                        3,733      4,407
  Long-term notes receivable, less
    allowance for doubtful accounts of $118 and $80,respectively               300        380
  Deposits and other                                                           387        414
                                                                   ---------------  ---------
                                                                   $        17,733  $  18,586
                                                                   ===============  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                         $         2,389  $   2,641
  Accrued expenses                                                           1,558      1,795
  Current portion of capital lease obligations                                 456        428
                                                                   ---------------  ---------
    Total current liabilities                                                4,403      4,864

LONG-TERM LIABILITIES
  Long-term debt                                                             6,500      5,700
  Long-term capital lease obligations                                        1,107      1,244
  Other long-term liabilities                                                  721        719
                                                                   ---------------  ---------
                                                                            12,731     12,527
                                                                   ---------------  ---------

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; outstanding 11,090,338 and 11,407,945
    shares, respectively (after deducting shares in
    treasury:  September - 3,851,731 and  June -3,519,231)                     111        114
  Additional paid-in capital                                                 4,671      4,765
  Retained earnings                                                            220      1,180
                                                                   ---------------  ---------
    Total shareholders' equity                                               5,002      6,059
                                                                   ---------------  ---------
                                                                   $        17,733  $  18,586
                                                                   ===============  =========

                 See accompanying Notes to Consolidated Financial Statements.





                                             PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                   --------------------
                                                                      SEPTEMBER 26,       SEPTEMBER 27,
                                                                           1999               1998
                                                                   --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $               747   $          470
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                  273              288
    Provision for bad debt                                                          25               60
    Deferred income taxes                                                          364              170
  Changes in assets and liabilities:
    Notes and accounts receivable                                                 (288)             336
    Inventories                                                                    351             (243)
    Accounts payable - trade                                                      (252)           1,068
    Accrued expenses                                                              (237)             (27)
    Prepaid expenses and other                                                     153               32
                                                                   --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                        1,136            2,154
                                                                   --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                            (133)            (369)
                                                                   --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES                                            (133)            (369)
                                                                   --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt                                              1,000            1,952
  Repayments of long-term bank debt and capital lease obligations                 (309)             (14)
  Dividends paid                                                                  (706)            (754)
  Proceeds from exercise of stock options                                           30               15
  Purchases of treasury stock                                                   (1,131)          (4,269)
                                                                   --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES                                          (1,116)          (3,070)
                                                                   --------------------  ---------------

Net decrease in cash and cash equivalents                                         (113)          (1,285)
Cash and cash equivalents, beginning of period                                     509            2,335
                                                                   --------------------  ---------------
Cash and cash equivalents, end of period                           $               396   $        1,050
                                                                   --------------------  ---------------


                      See accompanying Notes to Consolidated Financial Statements.





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                      THREE MONTHS ENDED
                                      -------------------
                                         SEPTEMBER 26,     SEPTEMBER 27,
                                             1999               1998
                                      -------------------  --------------

CASH PAYMENTS FOR:
  Interest                            $                73  $           93
  Income taxes                                          -               -


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred  $                 -  $          290



                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 27, 1999. Certain prior year amounts have been reclassified to conform with current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) On September 27, 1999, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable October 22, 1999 to shareholders of record on October 8, 1999.

(3) The Company entered into an agreement effective August 31, 1999 with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2001 and to modify certain financial covenants.

(4) In October 1999, the Company loaned $2,506,754 to certain officers of the Company in the form of promissory notes due in June 2004 to acquire 900,000 shares of the Company's common stock through the exercise of vested stock options previously granted to them in 1995 by the Company. The notes bear interest at the same floating interest rate the Company pays on its credit facility with Wells Fargo and are collaterized by certain real property and existing Company stock owned by the officers. The notes will be reflected as a reduction to stockholders' equity, therefore, causing the transaction to have no net effect on stockholders' equity.

(5) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 26,  1999
BASIC EPS
Income Available to Common Shareholders        $        747         11,250  $     0.07
Effect of Dilutive Securities - Stock Options           220
                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        747         11,470  $     0.07
                                               ============  =============  ==========

THREE MONTHS ENDED SEPTEMBER 27,  1998
BASIC EPS
Income Available to Common Shareholders        $        470         12,212  $     0.04
Effect of Dilutive Securities - Stock Options           797
                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        470         13,009  $     0.04
                                               ============  =============  ==========


(6) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months ended September 26, 1999, and September 27, 1998:



                                            SEPTEMBER 26,              SEPTEMBER 27,
                                                1999                        1998
                                      -------------------------  --------------------------
         (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution      $                 15,329   $                  14,442
 Franchise and Other                                     2,046                       2,050
 Intersegment revenues                                     217                         246
                                      -------------------------  --------------------------
   Combined                                             17,592                      16,738
 Other revenues                                             19                          92
 Less intersegment revenues                               (217)                       (246)
                                      -------------------------  --------------------------
   Consolidated revenues                              17,394                    16,584
                                      =========================  ==========================

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $                    727   $                     417
 Franchise and Other (1)                                   846                         686
 Intersegment profit                                        56                          60
                                      -------------------------  --------------------------
   Combined                                              1,629                       1,163
 Other profit or loss                                       19                          92
 Less intersegment profit                                  (56)                        (60)
 Corporate administration and other                       (455)                       (515)
                                      -------------------------  --------------------------
   Income before taxes                                  1,137                        680
                                      =========================  ==========================

 GEOGRAPHIC INFORMATION (REVENUES):
 United States                        $                 17,073   $                  16,206
 Foreign countries                                         321                         378
                                      -------------------------  --------------------------
   Consolidated total                                 17,394                    16,584
                                      =========================  ==========================

 (1)           Does  not  include  full  allocation  of  corporate  administration







                                       14
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

Quarter ended September 26, 1999 compared to the quarter ended September 27, 1998.

     Diluted earnings per share for the first quarter of the current fiscal year increased by 75% to $0.07 from $0.04 for the same period last year. Net income for the quarter increased 59% to $747,000 from $470,000 for the same quarter last year.

     Food and supply sales increased 6% or $887,000 for the quarter compared to the same period last year. Food and supply sales to domestic franchise restaurants increased 4% or $623,000 compared to the same quarter last year due to greater sales volume to franchised restaurants and higher cheese prices. Equipment sales increased $362,000 due to additional sales to more full-service stores opened during the quarter. Last year's sales also included temporary closings of the Company's franchise restaurants in several larger revenue producing southeastern states that were effected by hurricanes.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, increased 1% or $15,000 over the same period last year. Domestic and international royalties increased $61,000 due to higher chainwide sales. The first quarter of the prior year included final recognition of $53,000 in proceeds for Territory sales.

     Restaurant sales, which consists of revenue generated by Company-owned stores, decreased 3% or $19,000 due to the closing of one Delco store in August 1998. Comparable store sales growth at Company-owned stores increased 4% for the quarter.

     Other income, which consists primarily of interest income and non-recurring revenue items decreased 79% or $73,000 for the quarter compared to the same period last year. The prior year's quarter included recognition of $65,000 in vendor incentives.

     Cost of sales increased 5% or $644,000 compared to the same period last year. This increase is due primarily to increased domestic retail sales as noted above and increased vehicle costs caused by higher fuel prices. Cost of sales, as a percentage of sales, decreased to 92% from 93% compared to the same quarter last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These costs decreased 12% or $85,000 for the first quarter primarily due to lower compensation expense relating to franchise sales.

     General and administrative expenses decreased 20% or $232,000 compared to the same quarter last year primarily due to decreased miscellaneous expenses and professional fees. Additionally, Company-owned store expenses were lower due to increased cost efficiencies.

     Interest expense increased 23% or $26,000 for the quarter, as the result of higher debt balances and interest expense on the new capitalized leases.

                         LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 2000, the Company utilized cash provided by operations in the amount of $1,136,000, bank borrowings of $800,000 and a portion of its cash balances to purchase 332,500 shares of its own common stock for $1,131,000 and to pay dividends of $706,000.

     Capital expenditures of $133,000 purchased during the first quarter included computer equipment and freezer upgrades.

     In September 1999, the Company's Board of Directors declared a quarterly dividend of $0.06 per share on the Company's common stock, payable October 22, 1999 to shareholders of record on October 8, 1999.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $9.6 million and expire in 2005) to reduce its federal tax liability from the 31% to 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($5.2 million as of September 26, 1999) without reliance on material, non-routine income. Taxable income in future years at the same level as fiscal 1999 would be sufficient for full realization of the net tax asset.

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

     Because third party computer failures could also have a material impact on our ability to conduct business, confirmations were requested from our material vendors and suppliers to certify that plans are being developed to address and become compliant with the year 2000 issues. As of September 26, 1999, 80% have replied and are comfortable with their preparations for the year 2000. The
Company believes that any year 2000 impact on its franchisee base will have no material effect on the Company since sales information is not currently communicated through computer systems. Through the assessment of the Company's non-information technology systems, management has determined that no modifications are required for year 2000 compliance in this area. The Company will continue to assess and develop contingency plans, if needed, throughout the remainder of 1999.

     New software, testing, and conversion of systems and applications have been completed and implemented. Total system upgrades are expected to position the Company for anticipated future growth and enhance corporate service capabilities. The cost of these upgrades will total approximately $1.2 million. Of this cost, approximately $930,000 already has been incurred as of September 26, 1999. All of the above capital expenditures are funded through a 36-month capitalized lease.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

10.1     Second  Amendment  to  Amended  and Restated Loan Agreement between the
Company  and  Wells  Fargo  Bank  (Texas),  N.A.  dated  as  of August 31, 1999.

     10.2 Employment Agreement between the Company and C. Jeffrey Rogers dated as of July 1, 1999.

     10.3 Employment Agreement between the Company and Ronald W. Parker dated as of July 1, 1999.

     10.4 Promissory Note between the Company and C. Jeffrey Rogers dated as of October 6, 1999.

     10.5 Promissory Note between the Company and Ronald W. Parker dated as of October 6, 1999.

     10.6 Pledge Agreement between the Company and C. Jeffrey Rogers dated as of October 6, 1999.

     10.7 Pledge Agreement between the Company and Ronald W. Parker dated as of October 6, 1999.

     27.0     Financial  Data  Schedule



     No reports on Form 8-K were filed in the quarter for which this report is filed.

                                     ------
                                   SIGNATURES
                                   ----------




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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Controller  and
                                        Principal  Accounting  Officer







Dated:  November  9,  1999