Form 10-Q
period 1999-12-26
PIZZA INN INC /MO/
filed 2000-02-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999.
                                                   -------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES [X]      NO [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES [X]       NO [ ]

     AT FEBRUARY 4, 2000, AN AGGREGATE OF 11,588,878 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.






                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item 1.  Financial Statements                                                            Page
-------  ---------------------                                                           ----
         Consolidated Statements of Operations for the three months
         And six months ended December 26, 1999 and December 27, 1998                      3

         Consolidated Balance Sheets at December 26, 1999 and
         June 27, 1999.                                                                    4

         Consolidated Statements of Cash Flows for the six months
         ended December 26, 1999 and December 27, 1998                                     5

         Notes to  Consolidated Financial Statements                                       7



Item    Management's Discussion and Analysis of
-----   -------------------------------------
        Financial Condition and Results of Operations                                     10
        ---------------------------------------------


PART II.OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                               12
------  ----------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K                                                  12
-------  --------------------------------

        Signatures                                                                        13





                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------



                                              PIZZA INN, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       -------------------  -----------------
                                          DECEMBER 26,        DECEMBER 27,     DECEMBER 26,   DECEMBER 27,
REVENUES:                                     1999                1998             1999           1998
                                       -------------------  -----------------  -------------  -------------
  Food and supply sales                $            14,292  $          15,390  $      29,621  $      29,832
  Franchise revenue                                  1,399              1,396          2,868          2,850
  Restaurant sales                                     581                550          1,158          1,146
  Other income                                          59                 27             78            119
                                       -------------------  -----------------  -------------  -------------
                                                    16,331             17,363         33,725         33,947
                                       -------------------  -----------------  -------------  -------------

COSTS AND EXPENSES:
  Cost of sales                                     13,814             14,866         28,398         28,947
  Franchise expenses                                   280                592            907          1,237
  General and administrative expenses                  929                743          1,837          1,808
  Interest expense                                     179                143            318            256
                                       -------------------  -----------------  -------------  -------------
                                                    15,202             16,344         31,460         32,248
                                       -------------------  -----------------  -------------  -------------

INCOME BEFORE INCOME TAXES                           1,129              1,019          2,265          1,699

  Provision for income taxes                           384                314            772            524
                                       -------------------  -----------------  -------------  -------------

NET INCOME                             $               745  $             705  $       1,493  $       1,175
                                       ===================  =================  =============  =============

BASIC EARNINGS PER COMMON SHARE        $              0.06  $            0.06  $        0.13  $        0.10
                                       ===================  =================  =============  =============

DILUTED EARNINGS PER COMMON SHARE      $              0.06  $            0.06  $        0.13  $        0.09
                                       ===================  =================  =============  =============

DIVIDENDS DECLARED PER COMMON SHARE    $              0.06  $            0.06  $        0.12  $        0.12
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON SHARES                      11,570             11,597         11,411         11,903
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON AND
  DILUTIVE POTENTIAL COMMON SHARES                  11,691             12,206         11,581         12,606
                                       ===================  =================  =============  =============

                        See accompanying Notes to Consolidated Financial Statements.




                                            PIZZA INN, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)

                                                                             DECEMBER 26,    JUNE 27,
ASSETS                                                                           1999          1999
                                                                            --------------  ----------
            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                 $         377   $     509
  Accounts receivable, less allowance for doubtful
    accounts of $784 and $808, respectively                                         4,904       4,588
  Notes receivable, current portion, less allowance
    for doubtful accounts of $109 and $144, respectively                              462         814
  Inventories                                                                       2,805       2,393
  Deferred taxes, net                                                               1,151       1,149
  Prepaid expenses and other                                                          499         591
                                                                            --------------  ----------
      Total current assets                                                         10,198      10,044
Property, plant and equipment, net                                                  1,784       1,754
Property under capital leases, net                                                  1,561       1,587
Deferred taxes, net                                                                 3,978       4,407
Long-term notes receivable, less
  allowance for doubtful accounts of $127 and $80,
  respectively                                                                        549         380
Deposits and other                                                                    402         414
                                                                            --------------  ----------
                                                                            $      18,472   $  18,586
                                                                            ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                                  $       2,284   $   2,641
  Accrued expenses                                                                  1,585       1,795
  Current portion of capital lease obligations                                        513         428
                                                                            --------------  ----------
    Total current liabilities                                                       4,382       4,864

LONG-TERM LIABILITIES
  Long-term debt                                                                    8,463       5,700
  Long-term capital lease obligations                                               1,086       1,244
  Other long-term liabilities                                                         717         719
                                                                            --------------  ----------
                                                                                   14,648      12,527
                                                                            --------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares; outstanding
    11,647,058 and 11,499,570 shares, respectively.                                   159         149
  Additional paid-in capital                                                        9,933       7,321
  Loans to officers                                                                (2,507)          -
  Retained earnings                                                                14,495      14,375
  Treasury stock at cost
    Shares in treasury: 3,304,128 and  3,420,486 shares, respectively.            (18,256)    (15,786)
                                                                            --------------  ----------
    Total shareholders' equity                                                      3,824       6,059
                                                                            --------------  ----------
                                                                            $      18,472   $  18,586
                                                                            ==============  ==========

                     See accompanying Notes to Consolidated Financial Statements.




                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                   ------------------
                                                                      DECEMBER 26,      DECEMBER 27,
                                                                          1999              1998
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $           1,493   $       1,175
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                                                570             430
    Provision for bad debt                                                        25              92
    Utilization of pre-reorganization net operating
      loss carryforwards                                                         427             459
  Changes in assets and liabilities:
    Notes and accounts receivable                                               (158)           (841)
    Inventories                                                                 (412)             65
    Accounts payable - trade                                                    (357)          1,426
    Accrued expenses                                                            (164)             66
    Prepaid expenses and other                                                   129             150
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES                                      1,553           3,022
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                                          (444)           (388)
  Proceeds from transfer of assets to capital lease                                -             249
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES                                          (444)           (139)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt                                            3,300           2,337
  Repayments of long-term bank debt and capital lease obligations               (767)           (117)
  Dividends paid                                                              (1,374)         (1,424)
  Proceeds from exercise of stock options                                         71              21
  Purchases of treasury stock                                                 (2,471)         (5,457)
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES                                        (1,241)         (4,640)
                                                                   ------------------  --------------

Net increase (decrease) in cash and cash equivalents                            (132)         (1,757)
Cash and cash equivalents, beginning of period                                   509           2,335
                                                                   ------------------  --------------
Cash and cash equivalents, end of period                           $             377   $         578
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.




                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                      SIX MONTHS ENDED
                                      -----------------
                                        DECEMBER 26,     DECEMBER 27,
                                            1999             1998
                                      -----------------  -------------

CASH PAYMENTS FOR:
  Interest                            $             214  $         193
  Income taxes                                       60              -


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred  $             158  $         669




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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.


(2) On December 27, 1999, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable January 21, 2000 to shareholders of record on January 7, 2000.

(3) The Company entered into an agreement effective August 31, 1999 with its current lender to extend the term of its existing $9.5 million revolving credit line through August 2001 and to modify certain financial covenants.

(4) In June 1995, the Company adopted the par value method of accounting for treasury share purchases with the intent to retire the shares purchased. In December 1999, the Company changed its method of accounting for treasury shares purchased to the cost method because it is now the Company's intent to reissue a portion of the shares held in treasury. Retained earnings and additional paid-in capital for the period ending December 26, 1999 have been adjusted by $14,195,000 and $2,683,000 respectively, to reflect this change in accounting method. Accordingly, balances for the period ending June 27, 1999 were adjusted by $13,195,000 and $2,556,000.
(5)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).






                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED DECEMBER 26, 1999
BASIC EPS
Income Available to Common Shareholders        $        745         11,570  $     0.06
Effect of Dilutive Securities - Stock Options                          121
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        745         11,691  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED DECEMBER 27, 1998
BASIC EPS
Income Available to Common Shareholders        $        705         11,597  $     0.06
Effect of Dilutive Securities - Stock Options                          609
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $        705         12,206  $     0.06
                                               ============  =============  ==========

SIX MONTHS ENDED DECEMBER 26, 1999
BASIC EPS
Income Available to Common Shareholders        $      1,493         11,411  $     0.13
Effect of Dilutive Securities - Stock Options                          170
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,493         11,581  $     0.13
                                               ============  =============  ==========

SIX MONTHS ENDED DECEMBER 27, 1998
BASIC EPS
Income Available to Common Shareholders        $      1,175         11,903  $     0.10
Effect of Dilutive Securities - Stock Options                          703
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      1,175         12,606  $     0.09
                                               ============  =============  ==========




(6) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and six months ended
December 26,1999, and  December  27,  1998.

                            THREE MONTHS ENDED                     SIX MONTHS ENDED

                                       DECEMBER 26,    DECEMBER 27,    DECEMBER 26,    DECEMBER 27,
                                           1999            1998            1999            1998
                                      --------------  --------------  --------------  --------------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution      $      14,292   $      15,390   $      29,621   $      29,832
 Franchise and Other                          1,980           1,946           4,026           3,996
 Intersegment revenues                          201             207             418             454
                                      --------------  --------------  --------------  --------------
      Combined                               16,473          17,543          34,065          34,282
 Other Revenues                                  59              27              78             119
 Less intersegment revenues                    (201)           (207)           (418)           (454)
                                      --------------  --------------  --------------  --------------
      Consolidated Revenues           $      16,331   $      17,363   $      33,725   $      33,947
                                      ==============  ==============  ==============  ==============


 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $         578   $         844   $       1,182   $       1,261
 Franchise and Other (1)                      1,085             725           2,053           1,411
 Intersegment profit                            123              53             179             113
                                      --------------  --------------  --------------  --------------
      Combined                                1,786           1,622           3,414           2,785
 Other Profit or loss                            59              27              78             119
 Less intersegment profit                      (123)            (53)           (179)           (113)
 Corporate administration and other            (593)           (577)         (1,048)         (1,092)
                                      --------------  --------------  --------------  --------------
      Income before taxes             $       1,129   $       1,019   $       2,265   $       1,699
                                      ==============  ==============  ==============  ==============

 GEOGRAPHIC INFORMATION (REVENUES):
 United States                        $      16,113   $      16,906   $      33,186   $      33,112
 Foreign countries                              218             457             539             835
                                      --------------  --------------  --------------  --------------
      Consolidated total              $      16,331   $      17,363   $      33,725   $      33,947
                                      ==============  ==============  ==============  ==============

 (1)  Does  not  include  full  allocation  of  corporate  administration




ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and six months ended December 26, 1999 compared to the quarter and six months ended December 27, 1998.

     Diluted earnings per share for the second quarter of the current fiscal year were $0.06 versus $0.06 for the same period last year. For the six months ended December 26, 1999, diluted earnings per share increased 44% to $0.13 from $0.09 for the same period last year. Net income for the quarter increased 6% to $745,000 from $705,000 for the same quarter last year. For the six months ended December 26, 1999, net income increased 27% to $1,493,000 from $1,175,000 compared to the same period last year.

     Food and supply sales for the quarter decreased 7% to $14,292,000 from $15,390,000 compared to the same period last year. This was primarily due to substantially higher cheese prices during the prior year's quarter. For the six month period, food and supply sales decreased to $29,621,000 from $29,832,000 for the same period last year. Excluding the change in cheese prices, food and supply sales increased $1,143,000 year-to-date reflecting greater chainwide sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, for the quarter and the six months period increased $3,000 and $18,000, respectively, compared to the same period of the prior year. These increases include higher domestic and international royalties of $105,000 due to higher chainwide sales, partially offset by recognition of higher Territory sales in the prior year.

     Restaurant sales, which consists of revenue generated by Company-owned stores, for the quarter increased 6% or $31,000 compared to the same period of the prior year. For the six month period, restaurant sales increased $12,000. Sales for the six month period were partially offset by the lease expiration and closing of one Delco store in August 1998. Comparable store sales growth at Company-owned stores increased 5% for the first six months.

     Cost of sales decreased 7% or $1,052,000 and 2% or $549,000 for the quarter and six month periods, respectively. This decrease is primarily due to higher cheese prices in the prior year which were partially offset by higher transportation expenses in the current year. As a percentage of sales for the quarter, cost of sales remained the same at 93%. For the six months, cost of sales, as a percentage of sales decreased from 93% to 92%.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and service of franchises and Territories. These costs decreased 53% or $312,000 for the quarter and 27% or $330,000 for the six month period compared to the same periods last year. This decrease was primarily due to lower marketing materials expense in the second three month period and lower compensation expense relating to franchise sales in the first three month period.

     General and administrative expenses increased 25% or $186,000 for the quarter and 2% or $29,000 for the first six months, compared to the same periods last year. This is a result of higher insurance costs, property taxes, and franchise taxes.

     Interest expense increased 25% or $36,000 for the quarter and 24% or $62,000 for the first six months, compared to the same period of the prior year. This is a result of higher average debt and slightly higher average interest rates.




                         LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 2000, the Company utilized cash provided by operations in the amount of $1,553,000, bank borrowings of $3,300,000, and a portion of its cash balances to purchase 684,900 shares of its own common stock for $2,471,000 and to pay dividends of $1,374,000 on the Company's common stock.

     Capital expenditures of $444,000 during the first six months included computer equipment and upgrades, a cash register system for each of the three Company-owned stores, leasehold improvements at the Company-owned stores, corporate office and distribution facility.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $8.5 million and expire in 2005) to reduce its federal tax liability from the 34% or 31% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($5.1 million as of December 26, 1999) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 14, 1999, the Company's shareholders elected all three nominees to the Board of Directors. The results of the voting were as follows:

          NOMINEE               FOR               VOTES  WITHHELD
          -------               ---                ---------------

          C.  Jeffrey  Rogers     7,160,284                 73,819
          F.  Jay  Taylor         7,160,408                 73,695
          Steve  A.  Ungerman     7,160,346                 73,757



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

18.1 Preferability letter regarding the change of method of accounting for treasury share purchases dated as of February 3, 2000.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Controller  and
                                        Principal  Accounting  Officer







Dated:  February  8,  2000

                                     ------
                                   SIGNATURES
                                   ----------