Form 10-Q
period 2000-03-26
PIZZA INN INC /MO/
filed 2000-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2000.
                                                   ----------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES  [X}      NO  [ ]

     AT MAY 5, 2000, AN AGGREGATE OF 10,768,673 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.


                                  PIZZA INN, INC.




                                      Index
                                     --------



PART I.            FINANCIAL INFORMATION

 Item 1. Financial Statements                                             Page
------- ----------------------

         Consolidated Statements of Operations for the three months and
         nine months ended March 26, 2000 and March 28, 1999                 3

         Consolidated Balance Sheets at March 26, 2000 and June 27, 1999     4

         Consolidated Statements of Cash Flows for the nine months
         ended March 26, 2000 and March 28, 1999                             5

         Notes to Consolidated Financial Statements                          7



Item 2.Management's Discussion and Analysis of Financial
------ ---------------------------------------------------
       Condition and Results of Operations                                 10
       -----------------------------------




PART II OTHER INFORMATION


Item 4 Submission of Matters to a Vote of Security Holders                12
------- ---------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K                                  12
------- ---------------------------------------------

        Signatures                                                        13

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                            PIZZA INN, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 -------------------           ------------------
                                            MARCH 26,           MARCH 28,       MARCH 26,   MARCH 28,
                                              2000                1999              2000        1999
                                       -------------------  ------------------  ----------  ----------
REVENUES:

  Food and supply sales . . . . . . .  $            13,934  $           14,004  $   43,555  $   43,835
  Franchise revenue . . . . . . . . .                1,365               1,364       4,233       4,214
  Restaurant sales. . . . . . . . . .                  595                 576       1,753       1,722
  Other income. . . . . . . . . . . .                   73                  73         151         192
                                       -------------------  ------------------  ----------  ----------
                                                    15,967              16,017      49,692      49,963
                                       -------------------  ------------------  ----------  ----------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . .               13,260              13,330      41,658      42,277
  Franchise expenses. . . . . . . . .                  564                 585       1,471       1,822
  General and administrative expenses                  936                 789       2,773       2,597
  Interest expense. . . . . . . . . .                  187                 140         505         396
                                       -------------------  ------------------  ----------  ----------
                                                    14,947              14,844      46,407      47,092
                                       -------------------  ------------------  ----------  ----------

INCOME BEFORE INCOME TAXES. . . . . .                1,020               1,173       3,285       2,871

  Provision for income taxes. . . . .                  347                 373       1,121         897
                                       -------------------  ------------------  ----------  ----------

NET INCOME. . . . . . . . . . . . . .  $               673  $              800  $    2,164  $    1,974
                                       ===================  ==================  ==========  ==========

BASIC EARNINGS PER COMMON SHARE . . .  $              0.06  $             0.07  $     0.19  $     0.17
                                       ===================  ==================  ==========  ==========

DILUTED EARNINGS PER COMMON SHARE . .  $              0.06  $             0.07  $     0.19  $     0.16
                                       ===================  ==================  ==========  ==========

DIVIDENDS DECLARED PER COMMON SHARE .  $              0.06  $                -  $     0.18  $     0.12
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES. . . .               11,569              11,483      11,463      11,762
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON AND
  DILUTIVE POTENTIAL COMMON SHARES. .               11,668              11,788      11,610      12,332
                                       ===================  ==================  ==========  ==========


                     See accompanying Notes to Consolidated Financial Statements.




                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   MARCH 26,    JUNE 27,
ASSETS                                                               2000         1999
                                                                  -----------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      351   $     509
  Accounts receivable, less allowance for doubtful
    accounts of $779 and $808, respectively. . . . . . . . . . .       5,203       4,588
  Notes receivable, current portion, less allowance
    for doubtful accounts of $200 and $144, respectively . . . .         636         814
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       2,259       2,393
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .       1,097       1,149
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .         607         591
                                                                  -----------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .      10,153      10,044
Property, plant and equipment, net . . . . . . . . . . . . . . .       1,740       1,754
Property under capital leases, net . . . . . . . . . . . . . . .       1,298       1,587
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .       3,707       4,407
Long-term notes receivable, less
  allowance for doubtful accounts of $36 and $80,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .         320         380
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .         599         414
                                                                  -----------  ----------
                                                                  $   17,817   $  18,586
                                                                  ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $    2,613   $   2,641
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       1,707       1,795
  Current portion of capital lease obligations . . . . . . . . .         524         428
                                                                  -----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .       4,844       4,864

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       8,418       5,700
  Long-term capital lease obligations. . . . . . . . . . . . . .         951       1,244
  Other long-term liabilities. . . . . . . . . . . . . . . . . .         710         719
                                                                  -----------  ----------
                                                                      14,923      12,527
                                                                  -----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    outstanding  11,412,153 and 11,407,945 shares, respectively.         150         149
  Additional paid-in capital . . . . . . . . . . . . . . . . . .       7,764       7,321
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .      (2,507)          -
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      13,149      14,375
  Treasury stock at cost
    Shares in treasury: 3,561,096 and 3,519,231 respectively . .     (15,662)    (15,786)
                                                                  -----------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .       2,894       6,059
                                                                  -----------  ----------
                                                                  $   17,817   $  18,586
                                                                  ===========  ==========


               See accompanying Notes to Consolidated Financial Statements.


                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                            -------------------
                                                                        MARCH 26,        MARCH 28,
                                                                          2000             1999
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            2,164   $    1,974
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                 884          650
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                  75          177
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                 752          912
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                (452)         293
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                 134          (10)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 (28)       1,038
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                 (41)          11
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 (16)         (57)
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .               3,472        4,988
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .                (617)        (731)
  Proceeds from transfer of assets to capital lease . . . . . . .                   -          249
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .                (617)        (482)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .               3,218        1,700
  Repayments of long-term bank debt and capital lease obligations                (855)        (216)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .              (2,095)      (2,164)
  Proceeds from exercise of stock options . . . . . . . . . . . .                 143           35
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .              (3,424)      (5,606)
                                                                   -------------------  -----------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .              (3,013)      (6,251)
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (158)      (1,745)
Cash and cash equivalents, beginning of period. . . . . . . . . .                 509        2,335
                                                                   -------------------  -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $              351   $      590
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                          NINE MONTHS ENDED
                                                           ------------------
                                                      MARCH 26,        MARCH 28,
                                                         2000            1999
                                                  ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $              399  $      356
  Income taxes . . . . . . . . . . . . . . . . .                  75           -


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Capital lease obligations incurred . . . . . .  $              158  $      730
  Stock issued to officers in exchange for loans               2,507           -

                    See accompanying Notes to Consolidated Financial Statements.




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

(2) On March 28, 2000, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable April 21, 2000 to shareholders of record on April 7, 2000.

(3) The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, of the Eurodollar rate plus 1.5%. The Company has 120 days after the closing date to cause at least 50% of the outstanding principal amount to be subject to a fixed interest rate.

(4) In June 1995, the Company adopted the par value method of accounting for treasury share purchases with the intent to retire the shares purchased. In December 1999, the Company changed its method of accounting for treasury shares purchased, to the cost method because it is now the Company's intent to reissue a portion of the shares held in treasury. Accordingly, retained earnings and additional paid-in capital as of June 27, 1999 were adjusted by $13,195,000 and $2,556,000.

In October 1999, the Company loaned $2,506,754 to certain officers of the Company in the form of promissory notes due in June 2004 to acquire 900,000 shares of the Company's common stock through the exercise of vested stock options previously granted to them in 1995 by the Company. The notes bear interest at the same floating interest rate the Company pays on its credit facility with Wells Fargo and are collaterized by certain real property and existing Company stock owned by the officers. The notes are reflected as a reduction to stockholders' equity. Common stock, additional paid-in capital, retained earnings and treasury stock previously reported as of December 26, 1999 were adjusted as of March 26, 2000 by ($9,000), ($2,241,000), ($1,296,000) and
$3,546,000, respectively, to reflect the issuance of these stock options out of treasury shares. The accounting for these options and this subsequent adjustment has no net effect on stockholders' equity.


(5)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED MARCH 26, 2000
BASIC EPS
Income Available to Common Shareholders . . .  $        673         11,569  $     0.06
Effect of Dilutive Securities - Stock Options                           99
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        673         11,668  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED MARCH 28, 1999
BASIC EPS
Income Available to Common Shareholders . . .  $        800         11,483  $     0.07
Effect of Dilutive Securities - Stock Options                          305
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        800         11,788  $     0.07
                                               ============  =============  ==========


NINE MONTHS ENDED MARCH 26, 2000
BASIC EPS
Income Available to Common Shareholders . . .  $      2,164         11,463  $     0.19
Effect of Dilutive Securities - Stock Options                          147
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,164         11,610  $     0.19
                                               ============  =============  ==========

NINE MONTHS ENDED MARCH 28, 1999
BASIC EPS
Income Available to Common Shareholders . . .  $      1,974         11,762  $     0.17
Effect of Dilutive Securities - Stock Options                          570
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      1,974         12,332  $     0.16
                                               ============  =============  ==========





(6) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and nine months ended March 26, 2000, and March 28, 1999.


                                         THREE MONTHS ENDED         NINE MONTHS ENDED

                                       MARCH 26,    MARCH 28,    MARCH 26,    MARCH 28,
                                         2000         1999         2000         1999
                                      -----------  -----------  -----------  -----------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $   13,934   $   14,004   $   43,555   $   43,835
 Franchise and Other . . . . . . . .       1,960        1,940        5,986        5,936
 Intersegment revenues . . . . . . .         206          196          624          650
                                      -----------  -----------  -----------  -----------
      Combined . . . . . . . . . . .      16,100       16,140       50,165       50,421
 Other Revenues. . . . . . . . . . .          73           73          151          192
 Less intersegment revenues. . . . .        (206)        (196)        (624)        (650)
                                      -----------  -----------  -----------  -----------
      Consolidated Revenues. . . . .  $   15,967   $   16,017   $   49,692   $   49,963
                                      ===========  ===========  ===========  ===========


 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $      722   $    1,155   $    1,904   $    2,416
 Franchise and Other (1) . . . . . .         769          413        2,822        1,823
 Intersegment profit . . . . . . . .          12           50          167          163
                                      -----------  -----------  -----------  -----------
      Combined . . . . . . . . . . .       1,503        1,618        4,893        4,402
 Other Profit or loss. . . . . . . .          73           73          151          192
 Less intersegment profit. . . . . .         (12)         (50)        (167)        (163)
 Corporate administration and other.        (544)        (468)      (1,592)      (1,560)
                                      -----------  -----------  -----------  -----------
      Income before taxes. . . . . .  $    1,020   $    1,173   $    3,285   $    2,871
                                      ===========  ===========  ===========  ===========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $   15,571   $   15,747   $   48,756   $   48,858
 Foreign countries . . . . . . . . .         396          270          936        1,105
                                      -----------  -----------  -----------  -----------
      Consolidated total . . . . . .  $   15,967   $   16,017   $   49,692   $   49,963
                                      ===========  ===========  ===========  ===========

 (1)  Does  not  include  full  allocation  of  corporate  administration



                                       14
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 26, 2000 compared to the quarter and nine months ended March 28, 1999.

     Diluted earnings per share for the third quarter of the current fiscal year were $0.06 versus $0.07 for the same period last year. For the nine months ended March 26, 2000, diluted earnings per share increased 19% to $0.19 from $0.16 for the same period last year. Net income for the quarter decreased 16% to $673,000 from $800,000 for the same quarter last year. For the nine months ended March 26, 2000, net income increased 10% to $2,164,000 from $1,974,000 compared to the same period last year.

     Food and supply sales for the quarter decreased slightly compared to the same period last year. For the nine month period, food and supply sales decreased to $43,555,000 from $43,835,000 for the same period last year. This decrease is the result of higher cheese prices in the first three quarters of the prior year. Excluding the extraordinary change in cheese prices, food and supply sales increased $1,436,000 year-to-date reflecting greater chainwide sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, increased $1,000 for the quarter and $19,000 for the nine month period, compared to the same periods last year. These increases include higher on-going domestic and international royalties of $129,000 due to higher chainwide sales, primarily offset by recognition of higher Territory sales in the prior year.

     Restaurant sales, which consists of revenue generated by Company-owned training stores, for the quarter increased 3% or $19,000 compared to the same period of the prior year. For the nine month period, restaurant sales increased 2% or $31,000. Sales for the nine month period were partially offset by the lease expiration and closing of one training Delco store in August 1998.

     Cost of sales remained consistent for the quarter and decreased 1% or $619,000 for the nine month period. This decrease is due to favorably lower cheese prices in the current year though partially offset by payroll costs which were capitalized as software development costs in the prior year. Additionally, transportation, depreciation and amortization costs were higher in the current year. As a percentage of sales for the quarter, cost of sales remained the same at 91%. For the nine months, cost of sales, as a percentage of sales decreased from 93% to 92%.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 4% or $21,000 for the quarter and 19% or $351,000 for the nine month period compared to the same periods last year. This decrease was primarily due to lower marketing expense and lower compensation expense relating to franchise sales.

     General and administrative expenses increased 19% or $147,000 for the quarter and increased 7% or $176,000 for the first nine months, compared to the same periods last year. This is a result of higher insurance costs, higher franchise and property taxes, and payroll costs that were capitalized as software development costs in the prior year.

     Interest expense increased 34% or $47,000 for the quarter and 28% or $109,000 for the first nine months, compared to the same period of the prior year. This is a result of higher average debt and slightly higher average interest rates.




                         LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 2000, the Company utilized cash provided by operations in the amount of $3,472,000, bank borrowings of $3,218,000, and a portion of its cash balances to purchase 942,000 shares of its own common stock for $3,424,000 and to pay dividends of $2,095,000 on the Company's common stock.

     Capital expenditures of $617,000 during the first nine months included computer equipment and upgrades, a cash register system for each of the three Company-owned stores, and leasehold improvements at the Company-owned stores, corporate office and distribution facility.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $7.5 million and expire in 2005) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($4.8 million as of March 26, 2000) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

     The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, of the Eurodollar rate plus 1.5%. The Company has 120 days after the closing date to cause at least 50% of the outstanding principal amount to be subject to a fixed interest rate.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

10.1 Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated March 31, 2000.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        Executive  Vice  President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Controller  and
                                        Principal  Accounting  Officer







Dated:  May  9,  2000

                                     ------
                                   SIGNATURES
                                   ----------