Form 10-K
period 2000-06-25
PIZZA INN INC /MO/
filed 2000-09-21
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  25,  2000.
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

     At September 11, 2000, there were 10,740,753 shares of the registrant's Common Stock outstanding, and the aggregate market value of registrant's Common Stock held by non-affiliates was $20,624,859, based upon the average of the bid and ask prices.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes [x]   No
                       DOCUMENTS INCORPORATED BY REFERENCE

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

     On September 11, 2000, the Pizza Inn system consisted of 484 units, including three Company operated units (which are used for product testing and franchisee training, in addition to serving customers) and 481 franchised units. The domestic units are comprised of 261 full service units, 52 delivery/carry-out units and 94 Express units. The international units are comprised of 19 full service units, 30 delivery/carry-out units and 28 Express units. Pizza Inn units are currently located in 20 states and 13 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 30%, 16% and 10% of the total, respectively. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full-Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (The Original Thin Crust, New York Pan, and Italian Crust), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full-Service units are between 3,000 and 5,000 square feet in size and seat 130 to 185 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

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

     The Self-Serve Buffet restaurant ("Self-Serve") offers items from the full dine-in menu, and features delivery and carryout and a self-serve buffet and beverage station. The Self-Serve can be free-standing or located in a strip center. Slightly larger than a Delco, it ranges in size from 1,500 to 2,000 square feet and seats between 50 to 60 customers.

     A fourth version, Pizza Inn Express Serve units ("Express"), are typically located in a convenience store, college campus, airport terminal or other commercial facility. They have limited or no seating and offer quick carry-out service of a limited menu of pizza and other foods and beverages. An Express unit typically occupies approximately 300 to 400 square feet and is operated by the same person who owns the commercial facility or who is licensed at one or more locations within the facility.

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

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full-Service unit, $15,000 for a Self-Serve, $7,500 for a Delco and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full- Service or Self-Serve unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full-Service, Self-Serve or Delco and 6% of gross sales for an Express unit and (v) required advertising expenditures of at least 5% of gross sales for a Full-Service, Self-Serve and a Delco and 2% for an Express unit.

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




ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Full-Service, Self-Serve or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full-Service, Self-Serve and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 11, 2000, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund Express unit marketing materials and similar expenditures.

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

EMPLOYEES

     On September 11, 2000, the Company had approximately 217 employees, including 57 in the Company's corporate office, 80 at its Norco division, and 35 full-time and 45 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

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

     The Company leases 20,667 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2000, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility and test kitchen with a term expiring in 2001.

     The Company's current lease for its Distribution facility expires in December 2000. The Company is currently in negotiations regarding a possible extension of its lease and is also exploring the possibility of relocating its distribution facility.

     All three of the Company operated Pizza Inn restaurants (all located in Texas) are leased. The Company operated units range in size from approximately 1,500 to 3,600 square feet and incur annual minimum rent between $12.50 and $22.00 per square foot. Most of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes. The leases are renewable and will expire in 2004, 2005, and 2007.

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

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2000.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 11, 2000, there were 2,397 stockholders of record of the Company's Common Stock.

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

                                                       Actual Trade
                                                     Executed  Price
                                                       High     Low
                                                       ----     ----
             2000
             First  Quarter  Ended  9/26/99          4         2  5/16
             Second  Quarter  Ended  12/26/99        4  1/4    3  1/4
             Third  Quarter  Ended  3/26/00          4  1/8    2  7/8
             Fourth  Quarter  Ended  6/25/00         3  3/4    3  1/8

             1999
             First  Quarter  Ended  9/27/98          5  13/16 4  3/4
             Second  Quarter  Ended  12/27/98        5  1/4   4  1/4
             Third  Quarter  Ended  3/28/99          4  3/4   3
             Fourth  Quarter  Ended  6/27/99         4  1/8   2  29/32


     During fiscal 2000 the Board of Directors of the Company declared quarterly cash dividends of $0.06 per share. For the year ended June 25, 2000 cash dividends paid were approximately $2.8 million or $0.24 per share. On June 26, 2000, the Company's Board of Directors declared a cash dividend of approximately $0.6 million or $0.06 per share. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 25, 2000, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with SFAS 128.



                                          Year Ended
                                          -----------
                                           June 25,     June 27,   June 28,    June 29,   June 30,
                                             2000         1999       1998        1997       1996
                                          -----------  ----------  ---------  ----------  ---------
(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    66,304  $  66,294   $  68,640  $  69,123   $  69,441

  Income before taxes. . . . . . . . . .        4,389      4,096       7,023      6,860       5,921
  Net income . . . . . . . . . . . . . .        2,884      2,752       4,880      4,528       3,908
  Basic earnings per common share. . . .          .25        .24         .38        .35         .30
  Diluted earnings per common share. . .          .25        .23         .36        .33         .28
  Dividends declared per common share. .          .24 (2)    .18 (1)     .24          -          -

SELECTED BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . .       17,434     18,586      21,773     24,310      24,419
  Long-term debt and
       capital lease obligations . . . .       10,655      6,944       5,454      7,789       7,902

(1)     On  June  28, 1999 the Company's Board of Directors declared a quarterly dividend of $.06 per share on  the  Company's  common  stock,  payable  to  shareholders  of  record  on  July  9,  1999.

(2)     On  June  26, 2000 the Company's Board of Directors declared a quarterly dividend of $.06 per share on  the  Company's  common  stock,  payable  to  shareholders  of  record  on  July  7,  2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL  2000  COMPARED  TO  FISCAL  1999

          Diluted earnings per share increased 9% to $.25 from $0.23 in the prior year. Net income increased 5% to $2,884,000 from $2,752,000 in the prior year, on revenues of $66.3 million in each year. Pre-tax income increased 7% to $4,389,000 from $4,096,000. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $6.6 million at June 25, 2000, reduce the income taxes paid by the Company from the 34% statutory rate to the minimum tax rate of approximately 2%.

     Food and supply sales of $58 million for the year decreased slightly as compared to the same period last year due to higher overall cheese prices in the prior year. Excluding the change in cheese prices, food and supply sales increased approximately $2,000,000 reflecting greater chainwide sales.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, increased 1% or $80,000 in fiscal 2000. Royalty revenue increased $191,000 or 4% compared to last year, mainly resulting from an increase in domestic chainwide sales. These increases were offset by $106,000 less of area development territory sales in fiscal 2000.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the year increased 3% or $65,000 compared to the same period of the prior year. Comparable store sales growth at Company-owned stores increased 5% for the year, which offset the closing of one Delco unit in August 1998.

     Other income consists of primarily interest income and non-recurring revenue items. Other income decreased 22% or $64,000 due to higher vendor incentives in the prior year, partially offset by increased interest income in the current year.

     Cost of sales decreased slightly compared to the same period last year. As a percentage of sales, cost of sales remained the same for both years at 91.5%. Lower cheese prices in fiscal 2000 were offset by higher chainwide sales, as noted above. These higher chainwide sales required additional distribution miles resulting in higher fuel costs, compounded even further by higher fuel prices.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses), directly related to the sale and service of franchises and Territories. These costs decreased 27% or $738,000 compared to last year. This was primarily due to lower marketing expenses and an increase in allocation of corporate services expenses to the distribution center resulting in a corresponding decrease in franchise expenses.

     General and administrative expenses increased 7% or $251,000 in fiscal 2000. This is a result of higher insurance costs, higher franchise and property taxes, and payroll costs that were capitalized as software development costs as required by current accounting pronouncements in the prior year. These increases were partially offset by lower legal and contract services expenses.

     Interest expense increased 43% or $226,000 in the current year as a result of higher debt levels, capital lease interest expense on new computer equipment, and higher interest rates.

     During fiscal 2000, the Company opened for business a total of 42 new Pizza Inn franchise units, including 26 domestic and 16 international units. Domestically, 27 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly, 34 Kmart express units and 5 international units were closed.









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

     Cost of sales increased less than 1% or $89,000 during fiscal 1999. As a percentage of sales, cost of sales increased to 91.5% in fiscal 1999 from 90% compared to last year. Cost of sales increased primarily due to significantly higher cheese prices, offset by a lower volume of food product sold.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses), directly related to the sale and service of franchises and Territories. These costs decreased less than 1% or $4,000 compared to the prior year.

     General and administrative expenses increased 16% or $467,000 in fiscal 1999. This is the result of an increase in higher legal and tax expenses in fiscal 1999.

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







                               FINANCIAL CONDITION

     Cash and cash equivalents decreased $25,000 in fiscal 2000. Cash flow generated from operations and additional borrowings were used to purchase shares of the Company's own stock and pay cash dividends on its common stock. The
Company increased its borrowings by $5.4 million in fiscal 2000. The Company used the proceeds from these borrowings plus cash from operations to fund the $6.1 million used to reacquire 1.7 million shares of its own common stock at prevailing prices on the open market. The Company also used $2.8 million to pay cash dividends on its common stock in fiscal 2000.

     At June 25, 2000 the net deferred tax asset balance was $4.4 million. At June 25, 2000, the Company has a valuation allowance of $22,027 for general business tax credits due to expire in 2001. The Company believes that it is more likely than not that these credits will not be realized. In fiscal 2000, the valuation allowance and corresponding asset were also decreased due to the expiration of general business credits.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $22,027 related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 2000 would be sufficient for full realization of the net tax asset. Additionally, management believes that taxable income based on recent growth trends of the Company's franchise base should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $6.6 million and expire in 2005) to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. In accordance with SFAS 109, the carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 34%, 32%, and 31% for fiscal years 2000, 1999 and 1998, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 2% is significantly less than the corporate rate reflected on the Company's statement of operations. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

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

     Cash provided by operations totaled $4,578,000 in fiscal 2000 and was used, in conjunction with additional borrowings, primarily to reacquire the Company's common stock, to pay dividends on its common stock, and to fund capital expenditures.

     The Company increased its borrowing by $5.4 million to $11.1 million at June 25, 2000 from $5.7 million at June 27, 1999.

     During fiscal 2000 the Company purchased 1,710,698 shares of its own common stock on the open market for a total price of $6.1 million. This brings the total number of shares in treasury to 4,309,409 as of June 25, 2000.

     Capital expenditures of $754,000 during fiscal 2000 consist primarily of modifications and upgrades to the Company's computer system, as well as upgrades and replacements of desk top computers.

     The Company's future requirements for cash relate primarily to the periodic purchase of its own common stock, capital expenditures, payment of dividends on its common stock, and repayment of debt. The Company currently considers its common stock to be undervalued and plans to continue purchasing its own shares on the open market during fiscal year 2001. For the period June 26, 2000 through September 11, 2000 the Company has purchased 119,687 shares for a total amount of $439,326. Anticipated capital expenditures include information system upgrades and miscellaneous equipment. During fiscal 2000, the Board of Directors of the Company paid cash dividends on the Company's common stock of approximately $2.8 million or $0.24 per share. On June 26, 2000 the Company's Board of Directors declared a quarterly cash dividend payable to shareholders of record on July 7, 2000 of approximately $0.6 million or $0.06 per share. Declaration of future dividends will be at the discretion of the Board of Directors.

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

                                   MARKET RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its Credit Facilities which bear interest based on floating rates.

     At June 25, 2000 the Company had approximately $11.1 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.26%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 25, 2000 would change interest expense by approximately $83,000.

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

                            FORWARD-LOOKING STATEMENT

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

                                 PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedules:



FINANCIAL  STATEMENTS                                           PAGE  NO.


Report  of  Independent  Accountants.                                    14

Consolidated  Statements  of  Operations  for  the  years  ended
     June  25,  2000,  June  27,  1999,  and  June  28,  1998.           15

Consolidated  Balance  Sheets  at  June  25,  2000  and  June  27, 1999. 16

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  25,  2000,  June  27,  1999,  and  June  28,  1998.    17

Consolidated  Statements  of  Cash  Flows  for  the  years  ended June 25, 2000,
     June  27,  1999,  and  June  28,  1998.                            18

Notes  to  Consolidated  Financial  Statements.                         20



     FINANCIAL  STATEMENT  SCHEDULES


     Schedule  II   -  Consolidated  Valuation  and  Qualifying  Accounts     33

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 25, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS  LLP


Dallas,  Texas
September  18,  2000




                                                PIZZA INN, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  YEAR ENDED
                                                            ----------------------
                                              JUNE 25,                JUNE 27,                JUNE 28,
REVENUES:                                       2000                    1999                    1998
                                       ----------------------  ----------------------  -----------------------
  Food and supply sales . . . . . . .  $               58,030  $               58,101  $                58,491
  Franchise revenue . . . . . . . . .                   5,699                   5,619                    6,468
  Restaurant sales. . . . . . . . . .                   2,352                   2,287                    2,684
  Other income. . . . . . . . . . . .                     223                     287                      997
                                       ----------------------  ----------------------  -----------------------
                                                       66,304                  66,294                   68,640
                                       ----------------------  ----------------------  -----------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . .                  55,255                  55,265                   55,176
  Franchise expenses. . . . . . . . .                   2,003                   2,741                    2,745
  General and administrative expenses                   3,682                   3,431                    2,964
  Provision for bad debt. . . . . . .                     225                     237                      230
  Interest expense. . . . . . . . . .                     750                     524                      502
                                       ----------------------  ----------------------  -----------------------
                                                       61,915                  62,198                   61,617
                                       ----------------------  ----------------------  -----------------------

INCOME BEFORE INCOME TAXES. . . . . .                   4,389                   4,096                    7,023

  Provision for income taxes. . . . .                   1,505                   1,344                    2,143
                                       ----------------------  ----------------------  -----------------------

NET INCOME. . . . . . . . . . . . . .  $                2,884  $                2,752  $                 4,880
                                       ======================  ======================  =======================

BASIC EARNINGS PER COMMON SHARE . . .                   0.25                   0.24                    0.38
                                       ======================  ======================  =======================

DILUTED EARNINGS PER COMMON SHARE . .                   0.25                   0.23                    0.36
                                       ======================  ======================  =======================

DIVIDENDS DECLARED PER COMMON SHARE .                   0.24                   0.18                    0.24
                                       ======================  ======================  =======================

WEIGHTED AVERAGE COMMON SHARES. . . .                  11,316                  11,678                   12,692
                                       ======================  ======================  =======================

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. .                  11,441                  12,154                   13,468
                                       ======================  ======================  =======================

                         See accompanying Notes to Consolidated Financial Statements.


                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)


                                                                           JUNE 25,               JUNE 27,
ASSETS                                                                       2000                   1999
                                                                     ---------------------  ---------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                484   $                509
  Accounts receivable, less allowance for doubtful
    accounts of $776 and $808, respectively . . . . . . . . . . . .                 4,681                  4,588
  Notes receivable, current portion, less allowance
    for doubtful accounts of $260 and $144, respectively. . . . . .                   810                    814
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,910                  2,393
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . .                 1,117                  1,149
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   566                    591
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                10,568                 10,044
Property, plant and equipment, net. . . . . . . . . . . . . . . . .                 1,650                  1,754
Property under capital leases, net. . . . . . . . . . . . . . . . .                 1,165                  1,587
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . .                 3,312                  4,407
Long-term notes receivable, less
  allowance for doubtful accounts of $66 and $80, respectively. . .                   262                    380
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .                   734                    414
                                                                     ---------------------  ---------------------
                                                                     $             17,691   $             18,586
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              2,251   $              2,641
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 1,797                  1,795
  Current portion of long-term debt . . . . . . . . . . . . . . . .                 1,250                      -
  Current portion of capital lease obligations. . . . . . . . . . .                   534                    428
                                                                     ---------------------  ---------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                 5,832                  4,864

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 9,842                  5,700
  Long-term capital lease obligations . . . . . . . . . . . . . . .                   813                  1,244
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   715                    719
                                                                     ---------------------  ---------------------
                                                                                   17,202                 12,527
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 14,954,789 and 14,927,176 shares, respectively;
    outstanding 10,645,380 and 11,407,945 shares, respectively. . .                   150                    149
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 7,708                  7,321
  Loans to officers . . . . . . . . . . . . . . . . . . . . . . . .                (2,250)                     -
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                13,163                 14,375
  Treasury stock at cost
    Shares in treasury: 4,309,409 and 3,519,231 respectively. . . .               (18,282)               (15,786)
                                                                     ---------------------  ---------------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .                   489                  6,059
                                                                     ---------------------  ---------------------
                                                                     $             17,691   $             18,586
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.





                                                  PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  (IN THOUSANDS)




                                  ADDITIONAL    TREASURY
                                 COMMON STOCK    PAID-IN    LOANS TO    RETAINED     STOCK
                                    SHARES       AMOUNT     CAPITAL     OFFICERS    EARNINGS    AT COST    TOTAL
                                 -------------  ---------  ----------  ----------  ----------  ---------  --------

BALANCE, JUNE 29, 1997. . . . .        12,714   $     145  $   5,968   $       -   $  11,887   $ (6,779)  $11,221

Stock options exercised . . . .           414           4      1,247           -           -          -     1,251
Tax benefits associated
    with stock options. . . . .             -           -       (179)          -           -          -      (179)
Dividends paid. . . . . . . . .             -           -          -           -      (3,052)         -    (3,052)
Acquisition of treasury stock .          (600)          -          -           -           -     (3,204)   (3,204)
Net income. . . . . . . . . . .             -           -          -           -       4,880          -     4,880
                                 -------------  ---------  ----------  ----------  ----------  ---------  --------

BALANCE, JUNE 28, 1998. . . . .        12,528   $     149  $   7,036   $       -   $  13,715   $ (9,983)  $10,917

Stock options exercised . . . .            17           -         52           -           -          -        52
Tax benefits associated
    with stock options. . . . .             -           -        233           -           -          -       233
Dividends paid. . . . . . . . .             -           -          -           -      (2,092)         -    (2,092)
Acquisition of treasury stock
     stock (see Note K) . . . .        (1,137)          -          -           -           -     (5,803)   (5,803)
Net income. . . . . . . . . . .             -           -          -           -       2,752          -     2,752
                                 -------------  ---------  ----------  ----------  ----------  ---------  --------

BALANCE, JUNE 27, 1999. . . . .        11,408   $     149  $   7,321   $       -   $  14,375   $(15,786)  $ 6,059

Stock options exercised . . . .            47           1         83           -          (1)        61       144
Loans to officers for exercise
     of stock options . . . . .           900           -          -      (2,250)     (1,296)     3,546         -
Tax benefits associated
    with stock options. . . . .             -         303          -           -           -        303
Employee incentive options. . .             -           -          1           -           -          -         1
Dividends paid. . . . . . . . .             -           -          -           -      (2,799)         -    (2,799)
Acquisition of treasury stock
     stock (see Note K) . . . .        (1,710)          -          -           -           -     (6,103)   (6,103)
Net income. . . . . . . . . . .             -           -          -           -       2,884          -     2,884
                                 -------------  ---------  ----------  ----------  ----------  ---------  --------

BALANCE, JUNE 25, 2000. . . . .        10,645   $     150  $   7,708   $  (2,250)  $  13,163   $(18,282)  $   489
                                 =============  =========  ==========  ==========  ==========  =========  ========

                                                  See  accompanying  Notes  to  Consolidated Financial Statements.





                                                 PIZZA INN, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)


                                                                     YEAR ENDED
                                                                   --------------
                                                                      JUNE 25,        JUNE 27,       JUNE 28,
                                                                        2000            1999           1998
                                                                   --------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $       2,884   $       2,752   $      4,880
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . .          1,210             871            902
      Provision for bad debt. . . . . . . . . . . . . . . . . . .            225             237            230
      Income from transfer of Pizza Inn stock (see Note K). . . .              -             (15)          (602)
      Deferred income taxes . . . . . . . . . . . . . . . . . . .          1,127           1,149          1,787
    Changes in assets and liabilities:
      Notes and accounts receivable . . . . . . . . . . . . . . .           (196)          1,179             25
      Inventories . . . . . . . . . . . . . . . . . . . . . . . .           (517)           (440)           271
      Accounts payable - trade. . . . . . . . . . . . . . . . . .           (390)            627            532
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . .            111            (717)          (782)
      Deferred franchise revenue. . . . . . . . . . . . . . . . .           (109)              5           (388)
      Prepaid expenses and other. . . . . . . . . . . . . . . . .            233             193           (587)
                                                                   --------------  --------------  -------------
      CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . .          4,578           5,841          6,268
                                                                   --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures. . . . . . . . . . . . . . . . . . . . .           (754)           (640)          (362)
    Acquisition of area development territory . . . . . . . . . .              -               -           (986)
    Proceeds from sale of re-acquired area development territory.              -               -            986
    Proceeds from sales of assets . . . . . . . . . . . . . . . .              -               -             65
                                                                   --------------  --------------  -------------
      CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . .           (754)           (640)          (297)
                                                                   --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations . . . . . . . . . . . . . . . . .         (5,391)           (199)        (2,325)
    Borrowings of long-term debt. . . . . . . . . . . . . . . . .         10,300           1,000              -
    Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .         (2,799)         (2,092)        (2,292)
    Proceeds from exercise of stock options . . . . . . . . . . .            144              52          1,251
    Purchases of treasury stock . . . . . . . . . . . . . . . . .         (6,103)         (5,788)        (2,602)
                                                                   --------------  --------------  -------------
      CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . .         (3,849)         (7,027)        (5,968)
                                                                   --------------  --------------  -------------

Net increase (decrease) in cash and cash equivalents. . . . . . .            (25)         (1,826)             3
Cash and cash equivalents, beginning of period. . . . . . . . . .            509           2,335          2,332
                                                                   --------------  --------------  -------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $         484   $         509   $      2,335
                                                                   --------------  --------------  -------------

                          See accompanying Notes to Consolidated Financial Statements.





                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                     (IN THOUSANDS)



                                                  YEAR ENDED
                                                  -----------
                                                   JUNE 25,    JUNE 27,   JUNE 28,
                                                     2000        1999       1998
                                                  -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $       582  $     551  $     526
  Income taxes . . . . . . . . . . . . . . . . .           75         20        160


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred . . . . . .  $       158  $     992  $       -
  Stock issued to officers in exchange for loans        2,507          -          -





                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

DESCRIPTION  OF  BUSINESS:

Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" (R) .

On June 25, 2000 the Pizza Inn system consisted of 492 locations, including three Company operated units and 489 franchised units. On June 25, 2000 the Company was franchised in 22 states and 14 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 30%, 16%, and 10%, respectively, of the total. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to eight years. It is the Company's policy to periodically review the net realizable value when indicators exist of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 25, 2000.

ACCOUNTS  RECEIVABLE:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. For the years ended June 25, 2000, June 27, 1999, and June 28, 1998 provisions of $225,000, $237,000 and $230,000 were recorded, respectively.

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

SHAREHOLDERS  EQUITY:

On June 26, 2000 the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable to shareholders of record on July 7, 2000.

DISTRIBUTION  DIVISION  OPERATIONS:

The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales."

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 25, 2000, June 27, 1999 and June 28, 1998, 96%, 93% and 84%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 25, 2000, June 27, 1999 and June 28, 1998 were $0, $106,000 and $666,000 respectively.

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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ended June 25, 2000, June 27, 1999 and June 28, 1998 all contained 52 weeks.

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

During June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), an amendment of SFAS 133. SFAS 138 is to be adopted concurrently with SFAS 133. Management is currently evaluating the effects of the adoption of these statements.




NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):



                                          JUNE 25,                JUNE 27,
                                                    2000                    1999
                                   ----------------------  ----------------------
Property, plant and equipment:
Equipment, furniture and fixtures  $               4,522   $               4,259
Leasehold improvements. . . . . .                  1,482                   1,336
                                   ----------------------  ----------------------
                                                   6,004                   5,595
Less:  accumulated depreciation .                 (4,354)                 (3,841)
                                   ----------------------  ----------------------
                                                  1,650                  1,754
                                   ======================  ======================
Property under capital leases:
Real Estate . . . . . . . . . . .  $                 118   $                 118
Equipment . . . . . . . . . . . .                  2,421                   2,393
                                   ----------------------  ----------------------
                                                   2,539                   2,511
Less:  accumulated amortization .                 (1,374)                   (924)
                                   ----------------------  ----------------------
                                                  1,165                  1,587
                                   ======================  ======================






Depreciation and amortization expense was $1,210,000, $871,000, and $902,000 for the years ended June 25, 2000, June 27, 1999, and June 28, 1998, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):



                                         JUNE 25,               JUNE 27,
                                                    2000                   1999
                                   ---------------------  ---------------------
Compensation. . . . . . . . . . .  $               1,018  $                 944
Legal and other professional fees                    100                    116
Deferred franchise revenue. . . .                     71                    242
Other . . . . . . . . . . . . . .                    608                    493
                                   ---------------------  ---------------------

                                                  1,797                 1,795
                                   =====================  =====================






NOTE  D  -  LONG-TERM  DEBT:

In August 1997, the Company signed an agreement (the "Loan Agreement") with its current lender, Wells Fargo, to refinance its debt under a new revolving credit facility. The revolving credit note is collateralized by essentially all of the Company's assets.

In March 2000, the Company amended the agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002, to modify certain financial covenants, and to enter into a $5,000,000 term note (described below). Amounts outstanding under the revolving credit line were $6.3 million and $5.7 million at fiscal year end 2000 and 1999, respectively.

Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of June 25, 2000, the Company was in compliance with all of its debt covenants. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. For the year ending June 25, 2000 and June 27, 1999, the Company's interest rates were 7.625% and 6.1675%, respectively (using a Eurodollar rate basis).
The $5,000,000 term note had an outstanding balance of $4.8 million at June 25, 2000 and required monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, of the Eurodollar rate plus 1.5%. In accordance with the agreement, the Company is obligated in fiscal year 2001 to cause at least 50% of the outstanding principal amount to be subject to a fixed interest rate. At June 25, 2000, the Company's interest rate was 7.625 % (using a Eurodollar Rate Basis).

The Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt.

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 25, 2000 and June 27, 1999 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

NOTE  E  -  INCOME  TAXES:

Income  tax  expense  consists  of  the  following  (in  thousands):



                                          JUNE 25,               JUNE 27,               JUNE 28,
                                             2000                   1999                   1998
                            ---------------------  ---------------------  ---------------------

Federal:
  Current. . . . . . . . .  $                 378  $                 195  $                 356
  Deferred . . . . . . . .                  1,127                  1,149                  1,787
                            ---------------------  ---------------------  ---------------------
Provision for income taxes                 1,505                 1,344                 2,143
                            =====================  =====================  =====================






The effective federal income tax rate did not vary from the statutory rate of 34% for the year ended June 25, 2000. However, the effective federal income tax rate varied from the statutory rate for the years ended June 25, 2000, June 27, 1999, and June 28, 1998 as follows:



                                          JUNE 25,                JUNE 27,                JUNE 28,
                                            2000                    1999                    1998
                                   ----------------------  ----------------------  ----------------------
          (in thousands)

Federal income taxes based on 34%
  of book income. . . . . . . . .  $               1,492   $               1,393   $               2,388
Permanent adjustments . . . . . .                    (46)                   (290)                   (102)
Change in valuation allowance . .                   (182)                   (535)                   (638)
Expired credits . . . . . . . . .                    241                     776                     375
Other . . . . . . . . . . . . . .                      -                       -                     120
                                   ----------------------  ----------------------  ----------------------
                                                  1,505                  1,344                  2,143
                                   ======================  ======================  ======================







The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):



                                 JUNE 25,                JUNE 27,
                                   2000                    1999
                          ----------------------  ----------------------
Reserve for bad debt . .  $                 415   $                 391
Depreciable assets . . .                    631                     610
Deferred fees. . . . . .                     55                      72
Other reserves . . . . .                     94                      88
NOL carryforwards. . . .                  2,246                   3,510
Credit carryforwards . .                  1,010                   1,089
                          ----------------------  ----------------------

Gross deferred tax asset  $               4,451   $               5,760

Valuation allowance. . .                    (22)                   (204)
                          ----------------------  ----------------------

Net deferred tax asset .                 4,429                  5,556
                          ======================  ======================






As of June 25, 2000, the Company had $6.6 million of net operating loss carryforwards that expire in 2005. The Company also had $22,000 of general business credit carryforwards expiring in 2001, $263,000 of foreign tax credit carryforwards expiring between 2003 and 2005, and $725,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of certain of the general business credit carryforwards will expire before they can be utilized. In fiscal 2000, $241,000 of general business credits expired before they could be utilized.

Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.


NOTE  F  -  LEASES:

All of the real property occupied by the Company operated restaurants is leased for initial terms ranging from five to twenty-five years with renewal options ranging from three to fifteen years. Most of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price Index.

The Company leases 20,677 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and 2000, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in 2001.

The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years under operating and capital leases. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 25, 2000 are as follows (in thousands):



                                            CAPITAL   OPERATING
                                           LEASES     LEASES
                                           ---------  ----------

2001. . . . . . . . . . . . . . . . . . .  $    625   $    1,259
2002. . . . . . . . . . . . . . . . . . .       632        1,145
2003. . . . . . . . . . . . . . . . . . .       107          745
2004. . . . . . . . . . . . . . . . . . .       108          345
2005. . . . . . . . . . . . . . . . . . .        12          166
Thereafter. . . . . . . . . . . . . . . .        26          161
                                           ---------       ------
                                            $ 1,510. . .$  3,821
                                                         =========
Less amount representing interest . . . .      (163)
                                           ---------
Present value of total obligations under
    capital leases. . . . . . . . . . . .     1,347
Less current portion. . . . . . . . . . .      (534)
                                           ---------
Long-term capital lease obligations . . .  $    813
                                           =========






Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 25,      JUNE 27,      JUNE 28,
                        2000          1999          1998
                    ------------  ------------  ------------
Minimum rentals. .  $     1,438   $     1,339   $     1,193
Contingent rentals           15            13            15
Sublease rentals .          (96)          (99)          (87)
                    ------------  ------------  ------------
                    $     1,357         1,253         1,121
                    ============  ============  ============







NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. From January 1, 1993 through January 1, 1998, the Company contributed on behalf of each participating employee an amount equal to 50% of the first 3% and 25% of the next 3% of the employee's contribution. From January 1, 1998 through January 1, 1999, the Company contributed on behalf of each participating employee an amount equal to 100% of up to 6% of the employee's contribution. From January 1, 1999 through July 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 100% of the first 3% and 50% of the next 3% of the employee's contribution. Effective August 1, 2000, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 6% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. The plan is subject to the provisions of the Employee Retirement Income Security Act and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan. Participants may direct elective deferrals and earnings thereon and employer matching contributions and earnings thereon prior to January 1, 1998. Effective January 1, 1998, employer matching contributions and earnings thereon are invested in Common Stock of the Company.

For the years ended June 25, 2000, June 27, 1999, and June 28, 1998, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $185,591, $205,922, and $116,862, respectively.

NOTE  H  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting periods ranging from six months to three years with exercise periods up to eight years, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of Common Stock were authorized to be issued under the 1993 Plan. In December 1996 , 1997 and 1998, the Company's shareholders approved amendments to the 1993 plan increasing by 500,000 shares, in each year, the aggregate number of shares of common stock issuable under the plan.

The 1993 Outside Directors Stock Award Plan (the "1993 Directors Plan") was also adopted by the Company effective as of October 13, 1993. Elected Directors who are not employed by the Company are eligible to receive stock options under the 1993 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year are granted, up to 20,000 shares per year, to each outside director. Options are granted at market value of the stock on the first day of the fiscal year, which is also the date of grant, and various vesting periods ranging from one to four years with exercise periods up to nine years. A total of 200,000 shares of Company Common Stock are authorized to be issued pursuant to the 1993 Directors Plan.

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:


SUMMARY  OF  STOCK  OPTION  TRANSACTIONS



                                           June 25, 2000                 June 27, 1999         June 28, 1998
                                          ---------------               --------------        ---------------
                                                     Weighted-                     Weighted-          Weighted
                                                      Average                       Average            Average
                                                     Exercise                      Exercise           Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year       3,247,972   $         3.50       2,675,366   $ 3.27  3,143,639   $ 3.08

Granted. . . . . . . . . . . . .          94,000   $         3.57         655,290   $ 4.79    110,000   $ 4.85
Exercised. . . . . . . . . . . .        (947,913)  $         2.53         (17,084)  $ 2.97   (413,773)  $ 2.14
Canceled . . . . . . . . . . . .        (270,753)  $         4.38         (65,600)  $ 4.68   (164,500)  $ 3.58
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .       2,123,306   $         3.91       3,247,972   $ 3.50  2,675,366   $ 3.27
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .       1,872,616   $         3.88       2,745,448   $ 3.42  2,274,916   $ 3.15

Weighted-average fair value of
options granted during the year.                   $         0.75                   $ 1.30              $ 1.25






FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 25, 2000:




                                            Options Outstanding                     Options Exercisable
                                            -------------------                     --------------------
                                             Weighted-
                                              Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractual           Average        Exercisable         Average
Exercise Prices    at June 25, 2000        Life (Years)      Exercise Price   at June 25, 2000  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
2.25 - 3.25 . .              302,533                  1.05  $          2.63           264,833  $          2.56
3.33 - 4.25 . .            1,279,783                  3.00  $          3.77         1,177,783  $          3.78
4.38 - 5.25 . .              540,990                  4.08  $          4.96           430,000  $          4.94
                  -------------------                                         ----------------
2.25 - 5.25 . .            2,123,306                  2.99  $          3.91         1,872,616  $          3.88
                  ===================                                         ================






Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 1998, 1999 and 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.6% to 6.6%, expected volatility of 40.3% to 50.8%, expected dividend yield of 4.4% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):



                                      June 25, 2000                 June 27, 1999            June 28, 1998
                                      --------------               --------------            --------------
                             As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $        2,884  $        2,872  $        2,752  $    2,291  $      4,880  $    4,460
Basic earnings per share .  $         0.25  $         0.25  $         0.24  $     0.20  $       0.38  $     0.35
Diluted earnings per share  $         0.25  $         0.25  $         0.23  $     0.19  $       0.36  $     0.33







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

On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property.

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 14 restaurants located in Arkansas. Purchases by this franchisee comprised 5% of the Company's total food and supply sales in fiscal 2000. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal 2000. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 25, 2000, his accounts and note payable to the Company were $777,575.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $2,506,754 to certain officers of the Company in the form of promissory notes due in June 2004 to acquire 900,000 shares of the Company's common stock through the exercise of vested stock options previously granted to them in 1995 by the Company. The notes bear interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and are collaterized by certain real property and existing Company stock owned by the officers. The notes are reflected as a reduction to stockholders' equity.

In July 2000, the Company loaned $302,581 to an officer of the Company in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collaterized by certain real property and existing Company stock owned by the officer. The note will be reflected as a reduction to stockholders' equity.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 2000, the Company purchased 4,440,939 shares of its own Common Stock from time to time on the open market at a total cost of $19.5 million. In May 1998, the Company acquired 102,478 shares in connection with entering into a new contract with a vendor. This non-cash treasury share acquisition was recorded in other income at current market value in the amount of $602,000. In April 1999, the Company received a gift of 4,945 shares from a vendor which was recorded at current market value in the amount of $15,000. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 29%.

In June 1995, the Company adopted the par value method of accounting for treasury share purchases with the intent to retire the shares purchased. In December 1999, the Company changed its method of accounting for treasury shares purchased to the cost method because it is now the Company's intent to reissue a portion of the shares held in treasury. Accordingly, retained earnings and additional paid in capital as of June 27, 1999, June 28, 1998, and June 29, 1997 were adjusted by $5,361,115 and $431,166, $2,975,817 and $211,940, and
$1,787,320  and  $131,516,  respectively.

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



                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 25, 2000
BASIC EPS
Income Available to Common Shareholders . . .  $      2,884         11,316  $     0.25
Effect of Dilutive Securities - Stock Options                          125
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,884         11,441  $     0.25
                                               ============  =============  ==========

YEAR ENDED JUNE 27, 1999
BASIC EPS
Income Available to Common Shareholders . . .  $      2,752         11,678  $     0.24
Effect of Dilutive Securities - Stock Options                          476
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,752         12,154  $     0.23
                                               ============  =============  ==========

YEAR ENDED JUNE 28, 1998
BASIC EPS
Income Available to Common Shareholders . . .  $      4,880         12,692  $     0.38
Effect of Dilutive Securities - Stock Options                          776
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      4,880         13,468  $     0.36
                                               ============  =============  ==========





Options to purchase 1,194,773 shares of common stock at exercise prices ranging from $3.56 to $5.50 per share were outstanding at June 25, 2000 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 2,002,106 shares of common stock during fiscal year 1999 were excluded from the computation of EPS in 1999 because their inclusion would result in an anti-dilutive effect on EPS. No options were excluded from the calculation of diluted EPS during fiscal year 1998.

NOTE  M  -  SEGMENT  REPORTING:

Effective June 27, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

The Company has two reportable operating segments as determined by management using the "management" approach as defined in SFAS No. 131: (1) Food and Equipment Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of nonrecurring items.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit (loss), capital expenditures, and assets for the Company's reportable segments for the years ended June 25, 2000, June 27, 1999, and June 28, 1998:



                                       JUNE 25,    JUNE 27,    JUNE 28,
                                         2000        1999        1998
                                      ----------  ----------  ----------
         (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $  58,030   $  58,101   $  58,491
 Franchise and Other . . . . . . . .      8,051       7,906       9,152
 Intersegment revenues . . . . . . .        828         847       1,015
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .     66,909      66,854      68,658
 Other revenues. . . . . . . . . . .        223         287         997
 Less intersegment revenues. . . . .       (828)       (847)     (1,015)
                                      ----------  ----------  ----------
   Consolidated revenues . . . . . .  $  66,304   $  66,294   $  68,640
                                      ==========  ==========  ==========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $     874   $     579   $     491
 Franchise and Other . . . . . . . .        120         129         272
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        994         708         763
 Corporate administration and other.        216         163         139
                                      ----------  ----------  ----------
   Depreciation and amortization . .  $   1,210   $     871   $     902
                                      ==========  ==========  ==========

 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $     495   $     344   $     325
 Franchise and Other . . . . . . . .          6           8           8
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        501         352         333
 Corporate administration and other.        249         172         169
                                      ----------  ----------  ----------
   Interest Expense. . . . . . . . .  $     750   $     524   $     502
                                      ==========  ==========  ==========

 INTEREST INCOME:
 Food and Equipment Distribution . .  $      66   $      72   $      90
 Franchise and Other . . . . . . . .          -           -           -
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .         66          72          90
 Corporate administration and other.        126          11          38
                                      ----------  ----------  ----------
   Interest Income . . . . . . . . .  $     192   $      83   $     128
                                      ==========  ==========  ==========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $   2,709   $   3,071   $   4,597
 Franchise and Other (1) . . . . . .      3,790       2,813       3,442
 Intersegment profit . . . . . . . .        225         216         266
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      6,724       6,100       8,305
 Other revenue . . . . . . . . . . .        223         287         997
 Less intersegment profit. . . . . .       (225)       (216)       (266)
 Corporate administration and other.     (2,333)     (2,075)     (2,013)
                                      ----------  ----------  ----------
   Income before taxes . . . . . . .  $   4,389   $   4,096   $   7,023
                                      ==========  ==========  ==========

 (1)           Does  not  include  full  allocation  of corporate administration






                                       JUNE 25,   JUNE 27,   JUNE 28,
                                            2000       1999       1998
                                       ---------  ---------  ---------
         (In thousands)
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution. . .  $     413  $     391  $     116
 Franchise and Other. . . . . . . . .        138         66         36
                                       ---------  ---------  ---------
   Combined . . . . . . . . . . . . .        551        457        152
 Corporate administration and other .        203        183        210
                                       ---------  ---------  ---------
   Consolidated capital expenditures.  $     754  $     640  $     362
                                       =========  =========  =========

 ASSETS:
 Food and Equipment Distribution. . .  $  10,022  $  10,402  $   9,963
 Franchise and Other. . . . . . . . .      1,361        999      1,700
                                       ---------  ---------  ---------
 Combined . . . . . . . . . . . . . .     11,383     11,401     11,663
 Corporate administration and other .      6,051      7,185     10,110
                                       ---------  ---------  ---------
 Consolidated assets. . . . . . . . .  $  17,434  $  18,586  $  21,773
                                       =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States. . . . . . . . . . . .  $  65,047  $  64,990  $  66,692
 Foreign countries. . . . . . . . . .      1,257      1,304      1,948
                                       ---------  ---------  ---------
   Consolidated total . . . . . . . .  $  66,304  $  66,294  $  68,640
                                       =========  =========  =========






NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):
The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 25, 2000 and June 27, 1999 (in thousands, except per share amounts):



                                                             Quarter Ended
                                                              --------------
                                          September 26,   December 26,   March 26,   June 25,
                                                    1999           1999        2000       2000
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 2000
Revenues . . . . . . . . . . . . . . . .  $       17,394  $      16,331  $   15,967  $  16,612

Gross Profit . . . . . . . . . . . . . .           1,276          1,308       1,207      1,348

Net Income . . . . . . . . . . . . . . .             747            745         673        719

Basic earnings per share on net income .            0.07           0.06        0.06       0.07

Diluted earnings per share on net income            0.07           0.06        0.06       0.07

                                                           Quarter Ended
                                                   ----------------------------------------
  September 27,. . . . . . . . . . . . .  December 27,    March 28,      June 27,
                                                    1998           1998        1999       1999
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 1999
Revenues . . . . . . . . . . . . . . . .  $       16,584  $      17,363  $   16,017  $  16,330

Gross Profit . . . . . . . . . . . . . .             793          1,162       1,313      1,352

Net Income . . . . . . . . . . . . . . .             470            705         800        777

Basic earnings per share on net income .            0.04           0.06        0.07       0.07

Diluted earnings per share on net income            0.04           0.06        0.07       0.07








                                                 SCHEDULE II
                                               PIZZA INN, INC.
                                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                      ADDITIONS
                                                                     ------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                      BALANCE
                                                  BEGINNING     COST AND       OTHER                         AT END
                                                  OF PERIOD      EXPENSE     ACCOUNTS    DEDUCTIONS (1)   OF  PERIOD
                                                 ------------  -----------  -----------  ---------------  -----------
YEAR ENDED JUNE 25, 2000
Allowance for doubtful. . . . . . . . . . . . .  $      1,032  $       225  $         -  $         (155)  $     1,102
accounts and notes receivable

YEAR ENDED JUNE 27, 1999
Allowance for doubtful. . . . . . . . . . . . .  $      1,007          237  $         -  $         (212)  $     1,032
accounts and notes receivable

YEAR ENDED JUNE 28, 1998
Allowance for doubtful. . . . . . . . . . . . .  $      1,121  $       230  $         -  $         (344)  $     1,007
accounts and notes receivable

(1)  Write-off  of  receivables,  net  of  recoveries.





ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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

          3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 11, 2000.

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

          10.1 Second amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated March 31, 2000 (filed as
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2000 and incorporated herein by reference).

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

          10.4 Employment Agreement between the Company and C. Jeffrey Rogers dated October 23, 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997 and incorporated herein by reference).*

          10.5 Employment Agreement between the Company and Ronald W. Parker dated October 23, 1997 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 1997 and incorporated herein by reference).*

          10.6 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

          10.7 1993 Outside Directors Stock Award Plan of the Company (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

          10.8 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

          21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).


          23.0     Consent  of  Independent  Accountants.

          27.0     Financial  Data  Schedule

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

(b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  21,  2000     By:      /s/  Shawn  Preator
          Shawn  Preator
          Vice  President
          Controller  and  Treasurer
          (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Name and Position          Date


/s/Steve  A.  Ungerman     September  21,  2000
----------------------     --------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers     September  21,  2000
----------------------     --------------------
C.  Jeffrey  Rogers
Director,  Vice  Chairman
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Butler  E.  Powell     September  21,  2000
---------------------     --------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips     September  21,  2000
----------------------     --------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor     September  21,  2000
------------------     --------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday     September  21,  2000
----------------------     --------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker     September  21,  2000
---------------------     --------------------
Ronald  W.  Parker
Director,  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)