Form 10-Q
period 2000-09-24
PIZZA INN INC /MO/
filed 2000-11-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000.
                                                   --------------------

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

     AT NOVEMBER 1, 2000, AN AGGREGATE OF 10,729,173 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION


Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----


     Consolidated  Statements of Operations for the three months ended
    September24,  2000  and  September  26,  1999                            3

     Consolidated  Balance  Sheets at September 24, 2000 and June 25, 2000   4

     Consolidated  Statements  of  Cash  Flows  for  the  three  months  ended
     September  24,  2000  and  September  26,  1999                         5

     Notes  to  Consolidated  Financial  Statements                          7

Item 2.
-------
                  Management's  Discussion  and  Analysis  of
                   -------------------------------------------
                   Financial Condition and Results of Operations           10
                 ---------------------------------------------



PART  II.   OTHER  INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders  12
--------     -----------------------------------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K                       12
--------     -------------------------------------

             Signatures                                                 13

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                 PIZZA INN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       THREE MONTHS ENDED
                                       -------------------
                                          SEPTEMBER 24,     SEPTEMBER 26,
REVENUES:                                     2000               1999
                                       -------------------  --------------
  Food and supply sales . . . . . . .  $            14,728  $       15,329
  Franchise revenue . . . . . . . . .                1,401           1,469
  Restaurant sales. . . . . . . . . .                  569             577
  Other income. . . . . . . . . . . .                  118              19
                                       -------------------  --------------
                                                    16,816          17,394
                                       -------------------  --------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . .               13,925          14,584
  Franchise expenses. . . . . . . . .                  584             627
  General and administrative expenses                1,020             907
  Interest expense. . . . . . . . . .                  255             139
                                       -------------------  --------------
                                                    15,784          16,257
                                       -------------------  --------------

INCOME BEFORE INCOME TAXES. . . . . .                1,032           1,137

  Provision for income taxes. . . . .                  386             390
                                       -------------------  --------------

NET INCOME. . . . . . . . . . . . . .  $               646  $          747
                                       ===================  ==============

BASIC EARNINGS PER COMMON SHARE . . .  $              0.06  $         0.07
                                       ===================  ==============

DILUTED EARNINGS PER COMMON SHARE . .  $              0.06  $         0.07
                                       ===================  ==============

DIVIDENDS DECLARED PER COMMON SHARE .  $              0.06  $         0.06
                                       ===================  ==============

WEIGHTED AVERAGE COMMON SHARES. . . .               10,733          11,250
                                       ===================  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. .               10,743          11,470
                                       ===================  ==============

          See accompanying Notes to Consolidated Financial Statements.

                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   SEPTEMBER 24,    JUNE 25,
ASSETS                                                                 2000           2000
                                                                  ---------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $          428   $     484
  Accounts receivable, less allowance for doubtful
    accounts of $775 and $776, respectively. . . . . . . . . . .           4,932       4,681
  Notes receivable, current portion, less allowance
    for doubtful accounts of $262 and $260, respectively . . . .             860         810
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           2,156       2,910
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .           1,117       1,117
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             637         566
                                                                  ---------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .          10,130      10,568
Property, plant and equipment, net . . . . . . . . . . . . . . .           1,519       1,650
Property under capital leases, net . . . . . . . . . . . . . . .           1,032       1,165
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .           3,024       3,312
Long-term notes receivable, less
  allowance for doubtful accounts of $64 and $66,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .             229         262
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .             654         734
                                                                  ---------------  ----------
                                                                  $       16,588   $  17,691
                                                                  ===============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $        1,590   $   2,251
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           1,717       1,797
  Current portion of long-term debt. . . . . . . . . . . . . . .           1,250       1,250
  Current portion of capital lease obligations . . . . . . . . .             545         534
                                                                  ---------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .           5,102       5,832

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .           9,629       9,842
  Long-term capital lease obligations. . . . . . . . . . . . . .             673         813
  Other long-term liabilities. . . . . . . . . . . . . . . . . .             715         715
                                                                  ---------------  ----------
                                                                          16,119      17,202
                                                                  ---------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,954,849 and 14,954,789 shares, respectively
    outstanding  10,740,753 and 10,645,380 shares, respectively.             150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           7,823       7,708
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .          (2,490)     (2,250)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          13,007      13,163
  Treasury stock at cost
    Shares in treasury: 4,214,096 and 4,309,409 respectively . .         (18,021)    (18,282)
                                                                  ---------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .             469         489
                                                                  ---------------  ----------
                                                                  $       16,588   $  17,691
                                                                  ===============  ==========


                 See accompanying Notes to Consolidated Financial Statements.





                                             PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                   --------------------
                                                                      SEPTEMBER 24,       SEPTEMBER 26,
                                                                           2000               1999
                                                                   --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $               646   $          747
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                  348              273
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                   50               25
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                  288              364
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                 (318)            (288)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                  754              351
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 (661)            (252)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                  (80)            (237)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                   54              153
                                                                   --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .                1,081            1,136
                                                                   --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .                  (51)            (133)
                                                                   --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .                  (51)            (133)
                                                                   --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .                  500            1,000
  Repayments of long-term bank debt and capital lease obligations                 (842)            (309)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .                 (603)            (706)
  Proceeds from exercise of stock options . . . . . . . . . . . .                  298               30
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                 (439)          (1,131)
                                                                   --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .               (1,086)          (1,116)
                                                                   --------------------  ---------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                  (56)            (113)
Cash and cash equivalents, beginning of period. . . . . . . . . .                  484              509
                                                                   --------------------  ---------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $               428   $          396
                                                                   --------------------  ---------------


                      See accompanying Notes to Consolidated Financial Statements.




                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                  -------------------
                                                     SEPTEMBER 24,     SEPTEMBER 26,
                                                         2000               1999
                                                  -------------------  --------------
CASH PAYMENTS FOR:

  Interest . . . . . . . . . . . . . . . . . . .  $               274  $           73
  Income taxes . . . . . . . . . . . . . . . . .                   25               -


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $               303  $            -



             See accompanying Notes to Consolidated Financial Statements.




                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 25, 2000.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) On September 25, 2000, the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable October 20, 2000 to shareholders of record on October 6, 2000.

(3) In October 1999, the Company loaned $2,506,754 to certain officers of the Company in the form of promissory notes due in June 2004 to acquire 900,000 shares of the Company's common stock through the exercise of vested stock options previously granted to them in 1995 by the Company. In July 2000, the Company loaned $302,581 to an officer of the Company in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options granted to him in 1995 by the Company. The notes bear interest at the same floating interest rate the Company pays on its credit facility with Wells Fargo and are collaterized by certain real property and existing Company stock owned by the officers. The notes are reflected as a reduction to stockholders' equity. The accounting for these options has no net effect on stockholders' equity.


(4)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 24,  2000
BASIC EPS
Income Available to Common Shareholders . . .  $        646         10,733  $     0.06
Effect of Dilutive Securities - Stock Options                          10
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        646         10,743  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED SEPTEMBER 26,  1999
BASIC EPS
Income Available to Common Shareholders . . .  $        747         11,250  $     0.07
Effect of Dilutive Securities - Stock Options                          220
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        747         11,470  $     0.07
                                               ============  =============  ==========





(5) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months ended September 24, 2000, and September 26, 1999.




                                              SEPTEMBER 24,              SEPTEMBER 26,
                                                  2000                       1999
                                        -------------------------  -------------------------
         (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $                 14,728   $                 15,329
   Franchise and Other . . . . . . . .                     1,970                      2,046
   Intersegment revenues . . . . . . .                       206                        217
                                        -------------------------  -------------------------
     Combined. . . . . . . . . . . . .                    16,904                     17,592
   Other revenues. . . . . . . . . . .                       118                         19
   Less intersegment revenues. . . . .                      (206)                      (217)
                                        -------------------------  -------------------------
     Consolidated revenues . . . . . .                  16,816                    17,394
                                        =========================  =========================

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $                    807   $                    727
   Franchise and Other (1) . . . . . .                       692                        846
   Intersegment profit . . . . . . . .                        61                         56
                                        -------------------------  -------------------------
     Combined. . . . . . . . . . . . .                     1,560                      1,629
   Other profit or loss. . . . . . . .                       118                         19
   Less intersegment profit. . . . . .                       (61)                       (56)
   Corporate administration and other.                      (585)                      (455)
                                        -------------------------  -------------------------
     Income before taxes . . . . . . .                    1,032                     1,137
                                        =========================  =========================

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $                 16,591   $                 17,073
   Foreign countries . . . . . . . . .                       225                        321
                                        -------------------------  -------------------------
     Consolidated total. . . . . . . .                  16,816                    17,394
                                        =========================  =========================

      (1)           Does  not  include  full  allocation  of  corporate  administration



                                       14
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter ended September 24, 2000 compared to the quarter ended September 26, 1999.

     Diluted earnings per share for the three months ending September 24, 2000 and September 26, 1999 were $0.06 and $0.07 respectively. Net income decreased 14% to $646,000 from $747,000 for the same period last year, primarily due to higher interest costs resulting from increased borrowings.

     Food and supply sales decreased 4% or $601,000 for the quarter compared to the same period last year. This decrease is a result of lower chainwide retail sales in the first three months of the current year, and significantly lower cheese prices as compared to the same period last year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 5% or $68,000 for the quarter compared to the same period last year. This decrease is primarily the result of lower royalties due to lower chainwide retail sales. Franchisee fees were lower due to the type of Pizza Inn units that were opened this quarter compared to the same period last year.

     Restaurant sales, which consists of revenue generated by Company-owned training stores, for the quarter decreased 1% or $8,000 compared to the same period of the prior year.

     Other income, which consists primarily of interest income and non-recurring revenue items, increased 521% or $99,000 compared to the same period last year. This increase is primarily due to interest earned on officers' notes and vendor incentives not received in the same quarter last year.

     Cost of sales decreased 5% or $659,000 compared to the same period last year. This decrease is due to lower chainwide retail sales as noted above and to favorably lower cheese prices in the current year as compared to the same period last year. Cost of sales, as a percentage of sales, decreased to 91% from 92% for the same quarter last year.

     Franchise expenses include selling, marketing, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 7% or $43,000 compared to the same period last year primarily due to lower marketing costs.

     General and administrative expenses increased 12% or $113,000 compared to the same quarter last year primarily due to computer programming costs which were capitalized in the prior year related to the computer conversion for year 2000 compliance.

     Interest expense increased 83% or $116,000 compared to the same period of the prior year primarily as a result of higher debt balances.


                         LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of fiscal 2001, the Company utilized cash provided by operations in the amount of $1,081,000 to purchase 119,687 shares of its own common stock for $439,000 and to pay dividends of $603,000 on the Company's common stock.

     Capital expenditures of $51,000 during the first three months included computer upgrades, prototype plan costs, and an air conditioning system for one of the three Company-owned stores.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $5.6 million and expire in 2005) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($4.1 million as of September 24, 2000) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Vice  President,
                                        Controller  and
Principal  Accounting  Officer






Dated:  November  7,2000