Form 10-Q
period 2000-12-24
PIZZA INN INC /MO/
filed 2001-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X}QARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 2000.
                                                   -------------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES[X]        NO

     AT FEBRUARY 2, 2001, AN AGGREGATE OF 10,587,113 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----

PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

     Consolidated  Statements  of Operations for the three months and six
     months ended December  24,  2000  and  December  26,  1999                3

     Consolidated  Balance  Sheets  at December 24, 2000 and June 25, 2000     4

     Consolidated  Statements  of  Cash  Flows  for  the  six  months  ended
     December  24,  2000  and  December  26,  1999                             5

     Notes  to  Consolidated  Financial  Statements                            7


Item 2.   Management's  Discussion  and  Analysis  of
-------   -------------------------------------------
          Financial Condition and Results of Operations                       10
         ---------------------------------------------



PART  II.   OTHER  INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     12
--------     -----------------------------------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K                           12
--------     -------------------------------------

     Signatures                                                              13

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------

                                              PIZZA INN, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       -------------------  -----------------
                                          DECEMBER 24,        DECEMBER 26,     DECEMBER 24,   DECEMBER 26,
REVENUES:                                     2000                1999             2000           1999
                                       -------------------  -----------------  -------------  -------------
  Food and supply sales . . . . . . .  $            13,502  $          14,292  $      28,230  $      29,621
  Franchise revenue . . . . . . . . .                1,338              1,399          2,739          2,868
  Restaurant sales. . . . . . . . . .                  582                581          1,151          1,158
  Other income. . . . . . . . . . . .                   98                 59            216             78
                                       -------------------  -----------------  -------------  -------------
                                                    15,520             16,331         32,336         33,725
                                       -------------------  -----------------  -------------  -------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . .               12,710             13,814         26,635         28,398
  Franchise expenses. . . . . . . . .                  597                280          1,181            907
  General and administrative expenses                1,163                929          2,183          1,837
  Interest expense. . . . . . . . . .                  248                179            503            318
                                       -------------------  -----------------  -------------  -------------
                                                    14,718             15,202         30,502         31,460
                                       -------------------  -----------------  -------------  -------------

INCOME BEFORE INCOME TAXES. . . . . .                  802              1,129          1,834          2,265

  Provision for income taxes. . . . .                  273                384            659            772
                                       -------------------  -----------------  -------------  -------------

NET INCOME. . . . . . . . . . . . . .  $               529  $             745  $       1,175  $       1,493
                                       ===================  =================  =============  =============

BASIC EARNINGS PER COMMON SHARE . . .  $              0.05  $            0.06  $        0.11  $        0.13
                                       ===================  =================  =============  =============

DILUTED EARNINGS PER COMMON SHARE . .  $              0.05  $            0.06  $        0.11  $        0.13
                                       ===================  =================  =============  =============

DIVIDENDS DECLARED PER COMMON SHARE .  $              0.06  $            0.06  $        0.12  $        0.12
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON SHARES. . . .               10,723             11,570         10,729         11,411
                                       ===================  =================  =============  =============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. .               10,725             11,691         10,735         11,581
                                       ===================  =================  =============  =============

                        See accompanying Notes to Consolidated Financial Statements.




                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   DECEMBER 24,    JUNE 25,
ASSETS                                                                 2000          2000
                                                                  --------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $         403   $     484
  Accounts receivable, less allowance for doubtful
    accounts of $774 and $776, respectively. . . . . . . . . . .          5,146       4,681
  Notes receivable, current portion, less allowance
    for doubtful accounts of $280 and $260, respectively . . . .          1,010         810
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          2,439       2,910
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .          1,117       1,117
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            465         566
                                                                  --------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .         10,580      10,568
Property, plant and equipment, net . . . . . . . . . . . . . . .          3,379       1,650
Property under capital leases, net . . . . . . . . . . . . . . .            899       1,165
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .          2,768       3,312
Long-term notes receivable, less
  allowance for doubtful accounts of $21 and $66,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .             13         262
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .            568         734
                                                                  --------------  ----------
                                                                  $      18,207   $  17,691
                                                                  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $       2,264   $   2,251
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          1,916       1,797
  Current portion of long-term debt. . . . . . . . . . . . . . .          1,250       1,250
  Current portion of capital lease obligations . . . . . . . . .            556         534
                                                                  --------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .          5,986       5,832

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         10,552       9,842
  Long-term capital lease obligations. . . . . . . . . . . . . .            529         813
  Other long-term liabilities. . . . . . . . . . . . . . . . . .            755         715
                                                                  --------------  ----------
                                                                         17,822      17,202
                                                                  --------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,954,919 and 14,954,789 shares, respectively
    outstanding  10,686,803 and 10,645,380 shares, respectively.            150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          7,823       7,708
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .         (2,325)     (2,250)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .         12,894      13,163
  Treasury stock at cost
    Shares in treasury: 4,268,116 and 4,309,409 respectively . .        (18,157)    (18,282)
                                                                  --------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .            385         489
                                                                  --------------  ----------
                                                                  $      18,207   $  17,691
                                                                  ==============  ==========

                See accompanying Notes to Consolidated Financial Statements.




                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                    SIX MONTHS ENDED
                                                                   ------------------
                                                                      DECEMBER 24,      DECEMBER 26,
                                                                          2000              1999
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           1,175   $       1,493
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                676             570
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                125              25
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                544             427
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .               (541)           (158)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                471            (412)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 13            (357)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                119            (164)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                311             129
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .              2,893           1,553
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .             (2,067)           (444)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .             (2,067)           (444)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .              2,235           3,300
  Repayments of long-term bank debt and capital lease obligations             (1,787)           (767)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .             (1,243)         (1,374)
  Proceeds from exercise of stock options . . . . . . . . . . . .                298              71
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                165               -
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .               (575)         (2,471)
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .               (907)         (1,241)
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (81)           (132)
Cash and cash equivalents, beginning of period. . . . . . . . . .                484             509
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             403   $         377
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.


                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                                  SIX MONTHS ENDED
                                                  -----------------
                                                    DECEMBER 24,     DECEMBER 26,
                                                        2000             1999
                                                  -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $             525  $         214
  Income taxes . . . . . . . . . . . . . . . . .                 25             60


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $             303  $           -
  Capital lease obligations incurred . . . . . .                  -            158


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

(2) The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company entered into an amendment to this agreement, effective December 28, 2000, modifying certain financial covenants, as a result of a new construction loan as noted below. The Company has used approximately $2.0 million of its credit line to fund costs of the new building project, including the land acquisition and certain development costs incurred to date.

The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and
 .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company has the obligation after the conversion date to cause the outstanding principal amount to be subject to a fixed interest rate.

(3) In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, which provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, must be adopted by the Company in its fiscal fourth quarter. Based on preliminary analysis, the Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.












(4) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED DECEMBER 24,  2000
BASIC EPS
Income Available to Common Shareholders . . .  $        529         10,723  $     0.05
Effect of Dilutive Securities - Stock Options                           2
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        529         10,725  $     0.05
                                               ============  =============  ==========

THREE MONTHS ENDED DECEMBER 26,  1999
BASIC EPS
Income Available to Common Shareholders . . .  $        745         11,570  $     0.06
Effect of Dilutive Securities - Stock Options                          121
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        745         11,691  $     0.06
                                               ============  =============  ==========



SIX  MONTHS  ENDED  DECEMBER  24,  2000
BASIC  EPS
Income Available to Common Shareholders      $     1,175          10,729  $     0.11
Effect of Dilutive Securities - Stock Options                          6
DILUTED  EPS                                                 ------------
Income  Available  to  Common  Shareholders
   & Assumed Conversions                     $     1,175          10,735  $     0.11
                                             ============  =============  ==========

SIX  MONTHS  ENDED  DECEMBER  26,  1999
BASIC  EPS
Income Available to Common Shareholders     $      1,493          11,411  $    0.13
Effect of Dilutive Securities - Stock Options                        170
                                                                 --------
DILUTED  EPS
Income  Available  to  Common  Shareholders
  & Assumed Conversions                     $      1,49           11,581  $    0.13
                                             ============  =============  ==========

(5) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and six months ended December 24, 2000, and December 26, 1999.





                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                            -------------------               -----------------

                                       DECEMBER 24,     DECEMBER 26,    DECEMBER 24,    DECEMBER 26,
                                           2000             1999            2000            1999
                                      ---------------  --------------  --------------  --------------
       (In thousands). . . . . . . .   (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $       13,502   $      14,292   $      28,230   $      29,621
 Franchise and Other . . . . . . . .           1,920           1,980           3,890           4,026
 Intersegment revenues . . . . . . .             213             201             419             418
                                      ---------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .          15,635          16,473          32,539          34,065
 Other revenues. . . . . . . . . . .              98              59             216              78
 Less intersegment revenues. . . . .            (213)           (201)           (419)           (418)
                                      ---------------  --------------  --------------  --------------
   Consolidated revenues . . . . . .  $       15,520   $      16,331   $      32,336   $      33,725
                                      ===============  ==============  ==============  ==============

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $          756   $         578   $       1,563   $       1,182
 Franchise and Other (1) . . . . . .             629           1,085           1,321           2,053
 Intersegment profit . . . . . . . .              66             123             127             179
                                      ---------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .           1,451           1,786           3,011           3,414
 Other profit or loss. . . . . . . .              98              59             216              78
 Less intersegment profit. . . . . .             (66)           (123)           (127)           (179)
 Corporate administration and other.            (681)           (593)         (1,266)         (1,048)
                                      ---------------  --------------  --------------  --------------
   Income before taxes . . . . . . .  $          802   $       1,129   $       1,834   $       2,265
                                      ===============  ==============  ==============  ==============

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $       15,382   $      16,113   $      31,973   $      33,186
 Foreign countries . . . . . . . . .             138             218             363             539
                                      ---------------  --------------  --------------  --------------
   Consolidated total. . . . . . . .  $       15,520   $      16,331   $      32,336   $      33,725
                                      ===============  ==============  ==============  ==============

 (1)           Does  not  include  full  allocation  of  corporate  administration.




                                       14
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and six months ended December 24, 2000 compared to the quarter and six months ended December 26, 1999.

     Diluted earnings per share for the second quarter of the current fiscal year were $0.05 versus $0.06 for the same period last year. For the six months ended December 24, 2000, diluted earnings per share decreased 16% to $0.11 from $0.13 for the same period last year. Net income for the quarter decreased 29% to $529,000 from $745,000 for the same quarter last year. For the six months ended December 24, 2000, net income decreased 21% to $1,175,000 from $1,493,000 compared to the same period last year.

     Food and supply sales for the quarter decreased 6% to $13,502,000 from $14,292,000 compared to the same period last year. For the six month period, food and supply sales decreased 5% to $28,230,000 from $29,621,000 for the same period last year. This decrease is the result of lower chainwide sales and lower cheese prices in the first two quarters of this year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 4% or $61,000 for the quarter and 4% or $129,000 for the six month period, compared to the same periods last year. These decreases are primarily the result of lower royalties due to lower chainwide sales in the first and second quarters of the current year.

     Restaurant sales, which consists of revenue generated by Company-owned training stores remained consistent for the quarter compared to the same period of the prior year. For the six month period, restaurant sales decreased 1% or $7,000.

     Cost of sales decreased 8% or $1,104,000 for the quarter and decreased 6% or $1,763,000 for the six month period. This decrease is due to lower chainwide sales and lower cheese prices in the current year. These lower costs are partially offset by higher depreciation and amortization costs, and higher transportation costs in the current year. As a percentage of sales for the quarter, cost of sales decreased to 90% from 93% compared to the same period of the prior year. For the six months, cost of sales, as a percentage of sales, decreased from 92% to 91%.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 113% or $317,000 for the quarter and 30% or $274,000 for the six month period compared to the same periods last year. This increase was primarily due to lower marketing materials expense in the prior year and lower compensation expense relating to franchise sales in the prior year.

     General and administrative expenses increased 25% or $234,000 for the quarter and increased 19% or $346,000 for the first six months, compared to the same periods last year. This is a result of higher bad debt expense, increased insurance costs, and programming costs that were capitalized as software development costs in the prior year. Salaries and wages increased 2% and 3% for the quarter and year-to-date, respectively.

     Interest expense increased 39% or $69,000 for the quarter and 58% or $185,000 for the first six months, compared to the same period of the prior year. This is a result of higher average debt and higher average interest rates.




                         LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 2001 the Company utilized cash provided by operations in the amount of $2,893,000, net bank borrowings of $710,000, and a portion of its cash balance to purchase 173,707 shares of its own common stock for $575,000 and to pay dividends of $1,243,000 on the Company's common stock.

     Capital expenditures of $2,067,000 during the first six months included the land acquisition for the new Corporate headquarters, vehicle upgrades, and computer equipment and system upgrades.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $6.6 million and expire in 2005) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($3.9 million as of December 24, 2000) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

          The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company entered into an amendment to this agreement, effective December 28, 2000, modifying certain financial covenants, as a result of a new construction loan as noted below. The Company has used approximately $2.0 million of its credit line to fund costs of the new building project, including the land acquisition and certain development costs incurred to date.

     The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and
 .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company has the obligation after the conversion date to cause the outstanding principal amount to be subject to a fixed interest rate.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

10.1 First Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000.

10.2 Construction Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000.

10.3 Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000.

10.4     Form  of  Executive  Employment  Contract.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Vice  President,
     Controller  and
                                        Principal  Accounting  Officer







Dated:  February  6,  2001