Form 10-Q/A
period 2000-12-24
PIZZA INN INC /MO/
filed 2001-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q/A
(MARK  ONE)

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

     AT MAY 7, 2001, AN AGGREGATE OF 10,480,288 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.


PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 13, 2000, the Company's shareholders elected all four nominees to the Board of Directors. The results of the voting were as follows:

NOMINEE     VOTES  FOR     VOTES  WITHHELD
-------     ----------     ---------------

Bobby  L.  Clairday     8,981,479     240,169
Ronald  W.  Parker     8,984,366     237,281
Ramon  D.  Phillips     8,984,395     237,253
Butler  E.  Powell     8,984,395     237,253

     The shareholders also approved the proposed amendment of the Company's 1993 Stock Award Plan. The results of the voting were as follows:

FOR     AGAINST     ABSTAIN     TOTAL  SHARES
---     -------     -------     -------------

5,954,634     737,358     224,077     2,305,580

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Vice  President,
     Controller  and
                                        Principal  Accounting  Officer







Dated:  May  9,  2001

------