Form 10-Q
period 2001-03-25
PIZZA INN INC /MO/
filed 2001-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2001.
                                                   ----------------

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

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                         -----

     Consolidated  Statements of Operations for the three months
     and nine months ended  March  25,  2001  and  March  26,  2000            3

     Consolidated  Balance  Sheets  at  March  25,  2001 and June 25, 2000     4

     Consolidated  Statements  of  Cash  Flows  for  the  nine  months  ended
     March  25,  2001  and  March  26,  2000                                   5

     Notes  to  Consolidated  Financial  Statements                            7


Item 2.Management's  Discussion  and  Analysis  of
--------------------------------------------------
      Financial Condition and Results of Operations                          11
     ---------------------------------------------
PART  II.   OTHER  INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders    14
--------     -----------------------------------------------------------


Item  6.    Exhibits  and  Reports  on  Form  8-K                           14
--------    -------------------------------------

     Signatures                                                              15

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------

                                            PIZZA INN, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                              (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   -------------------            ------------------
                                            MARCH 25,           MARCH 26,       MARCH 25,   MARCH 26,
REVENUES:                                     2001                 2000            2001        2000
                                       -------------------  ------------------  ----------  ----------
  Food and supply sales . . . . . . .  $            13,369  $           13,934  $   41,599  $   43,555
  Franchise revenue . . . . . . . . .                1,311               1,365       4,050       4,233
  Restaurant sales. . . . . . . . . .                  609                 595       1,760       1,753
  Other income. . . . . . . . . . . .                   77                  73         293         151
                                       -------------------  ------------------  ----------  ----------
                                                    15,366              15,967      47,702      49,692
                                       -------------------  ------------------  ----------  ----------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . .               12,764              13,260      39,399      41,658
  Franchise expenses. . . . . . . . .                  548                 564       1,729       1,471
  General and administrative expenses                  942                 936       3,125       2,773
  Interest expense. . . . . . . . . .                  197                 187         700         505
                                       -------------------  ------------------  ----------  ----------
                                                    14,451              14,947      44,953      46,407
                                       -------------------  ------------------  ----------  ----------

INCOME BEFORE INCOME TAXES. . . . . .                  915               1,020       2,749       3,285

  Provision for income taxes. . . . .                  311                 347         970       1,121
                                       -------------------  ------------------  ----------  ----------

NET INCOME. . . . . . . . . . . . . .  $               604  $              673  $    1,779  $    2,164
                                       ===================  ==================  ==========  ==========

BASIC EARNINGS PER COMMON SHARE . . .  $              0.06  $             0.06  $     0.17  $     0.19
                                       ===================  ==================  ==========  ==========

DILUTED EARNINGS PER COMMON SHARE . .  $              0.06  $             0.06  $     0.17  $     0.19
                                       ===================  ==================  ==========  ==========

DIVIDENDS DECLARED PER COMMON SHARE .  $                 -  $             0.06  $     0.12  $     0.18
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON SHARES. . . .               10,609              11,569      10,689      11,463
                                       ===================  ==================  ==========  ==========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. .               10,610              11,668      10,693      11,610
                                       ===================  ==================  ==========  ==========

                     See accompanying Notes to Consolidated Financial Statements.

                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   MARCH 25,    JUNE 25,
ASSETS                                                               2001         2000
                                                                  -----------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      374   $     484
  Accounts receivable, less allowance for doubtful
    accounts of $755 and $776, respectively. . . . . . . . . . .       5,063       4,681
  Notes receivable, current portion, less allowance
    for doubtful accounts of $248 and $260, respectively . . . .         979         810
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       1,783       2,910
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .       1,139       1,117
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .         612         566
                                                                  -----------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .       9,950      10,568
Property, plant and equipment, net . . . . . . . . . . . . . . .       3,596       1,650
Property under capital leases, net . . . . . . . . . . . . . . .         769       1,165
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .       2,506       3,312
Long-term notes receivable, less
  allowance for doubtful accounts of $14 and $66,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .           6         262
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .         619         734
                                                                  -----------  ----------
                                                                  $   17,446   $  17,691
                                                                  ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $    1,696   $   2,251
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       2,364       1,797
  Current portion of long-term debt. . . . . . . . . . . . . . .       1,250       1,250
  Current portion of capital lease obligations . . . . . . . . .         529         534
                                                                  -----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .       5,839       5,832

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       9,604       9,842
  Long-term capital lease obligations. . . . . . . . . . . . . .         421         813
  Other long-term liabilities. . . . . . . . . . . . . . . . . .         913         715
                                                                  -----------  ----------
                                                                      16,777      17,202
                                                                  -----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,955,019 and 14,954,789 shares, respectively
    outstanding  10,579,688 and 10,645,380 shares, respectively.         150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .       7,823       7,708
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .      (2,325)     (2,250)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      13,498      13,163
  Accumulated other comprehensive income . . . . . . . . . . . .        (104)          -
  Treasury stock at cost
    Shares in treasury: 4,375,331 and 4,309,409 respectively . .     (18,373)    (18,282)
                                                                  -----------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .         669         489
                                                                  -----------  ----------
                                                                  $   17,446   $  17,691
                                                                  ===========  ==========

               See accompanying Notes to Consolidated Financial Statements.




                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                            -------------------
                                                                        MARCH 25,        MARCH 26,
                                                                          2001             2000
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,779   $    2,164
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .               1,002          884
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                 160           75
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                 784          752
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                (455)        (452)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .               1,127          134
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                (555)         (28)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                 565          (41)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 171          (16)
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .               4,578        3,472
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .              (2,482)        (617)
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .              (2,482)        (617)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .               3,035        3,218
  Repayments of long-term bank debt and capital lease obligations              (3,670)        (855)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .              (1,243)      (2,095)
  Proceeds from exercise of stock options . . . . . . . . . . . .                 298          143
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                 165            -
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                (791)      (3,424)
                                                                   -------------------  -----------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .              (2,206)      (3,013)
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (110)        (158)
Cash and cash equivalents, beginning of period. . . . . . . . . .                 484          509
                                                                   -------------------  -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $              374   $      351
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED
                                                  ------------------
                                                      MARCH 25,       MARCH 26,
                                                         2001            2000
                                                  ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $              736  $      399
  Income taxes . . . . . . . . . . . . . . . . .                  25          75


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $              303  $    2,057
  Capital lease obligations incurred . . . . . .                   -         158


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

(2) The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company entered into an amendment to this agreement, effective December 28, 2000, modifying certain financial covenants, as a result of a new construction loan as noted below. The Company has used approximately $2.9 million of its credit line to fund costs of the new building project, including the land acquisition and certain development costs incurred to date.

The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and
 .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date.


(3) Effective February 27, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company entered into an interest rate swap on that date, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.80% beginning November 1, 2001 and ending November 1, 2007. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 25, 2001, the Company recorded its interest rate swap with a fair value of $157,000 in other liabilities, with the offset recorded in the other comprehensive income component of stockholder's equity and in deferred income taxes. At March 25, 2001, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.


(4) The following table summarizes comprehensive income for the three months and nine months ended March 25, 2001 and March 26, 2000.




                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         --------------------       ------------------
                                              MARCH 25,            MARCH 26,        MARCH 25,   MARCH 26,
                                                 2001                 2000            2001         2000
                                         --------------------  ------------------  -----------  ----------
        (IN THOUSANDS). . . . . . . . .        (IN THOUSANDS)

Net Income. . . . . . . . . . . . . . .  $               604   $              673  $    1,779   $    2,164
Derivative instrument loss, net of tax.                 (104)                   -        (104)           -
                                         --------------------  ------------------  -----------  ----------
Comprehensive income. . . . . . . . . .  $               500   $              673  $    1,675   $    2,164
                                         ====================  ==================  ===========  ==========




(5) In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, which provides the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements, must be adopted by the Company in its fiscal fourth quarter. Based on preliminary analysis, the Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

(6) The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and will be amortized over the useful life of the asset. For the quarter and nine months ended March 25, 2001 interest of $43,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.



(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED MARCH 25,  2001
BASIC EPS
Income Available to Common Shareholders . . .  $        604         10,609  $     0.06
Effect of Dilutive Securities - Stock Options                            1
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        604         10,610  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED MARCH 26,  2000
BASIC EPS
Income Available to Common Shareholders . . .  $        673         11,569  $     0.06
Effect of Dilutive Securities - Stock Options                           99
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        673         11,668  $     0.06
                                               ============  =============  ==========



NINE  MONTHS  ENDED  MARCH  25,  2001
BASIC  EPS
Income Available to Common Shareholders       $     1,779        10,689  $      0.17
Effect of Dilutive Securities - Stock Options                          4
DILUTED  EPS                                                     --------
Income  Available  to  Common  Shareholders
                   & Assumed Conversions      $     1,779          10693  $      0.17
                                              ============      =========        ====

NINE  MONTHS  ENDED  MARCH  26,  2000
BASIC  EPS
Income Available to Common Shareholders      $      2,164         11,463  $      0.19
Effect of Dilutive Securities - Stock Options                        147
                                                                     ---
DILUTED  EPS
Income  Available  to  Common  Shareholders
                   & Assumed Conversions    $      2,164          11,610  $      0.19
                                             ============      ==========         ===


(8) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and nine months ended March 25, 2001, and March 26, 2000.


                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                          -------------------               ------------------

                                           MARCH 25,      MARCH 26,    MARCH 25,    MARCH 26,
                                             2001           2000         2001         2000
                                        ---------------  -----------  -----------  -----------
       (In thousands). . . . . . . . .   (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $       13,369   $   13,934   $   41,599   $   43,555
   Franchise and Other . . . . . . . .           1,920        1,960        5,810        5,986
   Intersegment revenues . . . . . . .             220          206          639          624
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .          15,509       16,100       48,048       50,165
   Other revenues. . . . . . . . . . .              77           73          293          151
   Less intersegment revenues. . . . .            (220)        (206)        (639)        (624)
                                        ---------------  -----------  -----------  -----------
     Consolidated revenues . . . . . .  $       15,366   $   15,967   $   47,702   $   49,692
                                        ===============  ===========  ===========  ===========

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $          757   $      722   $    2,320   $    1,904
   Franchise and Other (1) . . . . . .             631          769        1,952        2,822
   Intersegment profit . . . . . . . .              69           12          196          167
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .           1,457        1,503        4,468        4,893
   Other profit or loss. . . . . . . .              77           73          293          151
   Less intersegment profit. . . . . .             (69)         (12)        (196)        (167)
   Corporate administration and other.            (550)        (544)      (1,816)      (1,592)
                                        ---------------  -----------  -----------  -----------
     Income before taxes . . . . . . .  $          915   $    1,020   $    2,749   $    3,285
                                        ===============  ===========  ===========  ===========

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $       15,181   $   15,571   $   47,154   $   48,756
   Foreign countries . . . . . . . . .             185          396          548          936
                                        ---------------  -----------  -----------  -----------
     Consolidated total. . . . . . . .  $       15,366   $   15,967   $   47,702   $   49,692
                                        ===============  ===========  ===========  ===========

      (1)           Does  not  include  full  allocation  of  corporate  administration.






ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 25, 2001 compared to the quarter and nine months ended March 26, 2000.

     Diluted earnings per share for the third quarter of the current fiscal year were $0.06 versus $0.06 for the same period last year. For the nine months ended March 25, 2001, diluted earnings per share decreased 11% to $0.17 from $0.19 for the same period last year. Net income for the quarter decreased 10% to $604,000 from $673,000 for the same quarter last year. For the nine months ended March 25, 2001, net income decreased 18% to $1,779,000 from $2,164,000 compared to the same period last year.

     Food and supply sales for the quarter decreased 4% to $13,369,000 from $13,934,000 compared to the same period last year. For the nine month period, food and supply sales decreased 4% to $41,599,000 from $43,555,000 for the same period last year. This decrease is the result of lower chainwide sales in the first nine months of this year and lower cheese prices in the first two quarters of this year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 4% or $54,000 for the quarter and 4% or $183,000 for the nine month period, compared to the same periods last year. These decreases are primarily the result of lower royalties due to lower chainwide sales in the first nine months of the current year.

     Restaurant sales, which consists of revenue generated by Company-owned training stores increased 2% or $14,000 for the quarter, compared to the same period of the prior year. For the nine month period, restaurant sales increased $7,000.

     Cost of sales decreased 4% or $496,000 for the quarter and decreased 5% or $2,259,000 for the nine month period. This decrease is due to increased purchasing efficiencies, lower chainwide sales in the current year, and lower cheese prices in the first two quarters of the current year. These lower costs are partially offset by higher depreciation and amortization costs, rent costs, and transportation costs in the current year. As a percentage of sales for the quarter, cost of sales remained consistent at 91% versus 91% compared to the same period of the prior year. For the nine months, cost of sales, as a percentage of sales, decreased from 92% to 91%.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 3% or $16,000 for the quarter and increased 18% or $258,000 for the nine month period compared to the same periods last year. The decrease for the quarter is due to lower marketing expense. The increase year to date was primarily due to lower marketing expense in the prior year and lower compensation expense relating to franchise sales in the prior year.


     General and administrative expenses increased 1% or $6,000 for the quarter and increased 13% or $352,000 for the first nine months, compared to the same periods last year. This is a result of programming costs that were capitalized as software development costs in the prior year, and higher bad debt expense and increased insurance costs in the first two quarters of the current year. In addition, salaries and wages increased 7% and 5% for the quarter and year-to-date, respectively. These costs were partially offset by lower travel expense and franchise tax expense.

     Interest expense increased 5% or $10,000 for the quarter and 39% or $195,000 for the first nine months, compared to the same period of the prior year. This is a result of higher average debt and higher average interest rates. The current quarter interest expense was partially offset by a credit for capitalized interest in the amount of $43,000 relating to the construction of the Company's new headquarters.



                         LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of fiscal 2001 the Company utilized cash provided by operations in the amount of $4,578,000 and a portion of its cash balance to purchase 280,922 shares of its own common stock for $791,000, to pay dividends of $1,243,000 on the Company's common stock, and to make net repayments on bank debt and capital lease obligations of $635,000.

     Capital expenditures of $2,482,000 during the first nine months included initial development costs for the new Corporate headquarters including the land acquisition, prototype costs for the self-serve buffet concept, vehicle upgrades, and computer equipment and system upgrades.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $6.7 million and expire in 2005) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($3.6 million as of March 25, 2001) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

          The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002 and to modify certain financial covenants. In addition, the Company entered into a $5,000,000 term note with monthly principal payments of $104,000 maturing on March 31, 2004. Interest on the term loan is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75%, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company entered into an amendment to this agreement, effective December 28, 2000, modifying certain financial covenants, as a result of a new construction loan as noted below. The Company has used approximately $2.9 million of its credit line to fund costs of the new building project, including the land acquisition and certain development costs incurred through April 30, 2001.

          The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date.

     Effective February 27, 2001, the Company entered into an interest rate swap designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.80% beginning November 1, 2001 and ending November 1, 2007. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

10.1 Amended Employment Agreement between the Company and C. Jeffrey Rogers dated as of April 20, 2001.

On February 13, 2001 the Company filed a report on Form 8-K, amending the Company's Schedule 14A filing, Notice of Annual Meeting of Shareholders, dated October 19, 2000.

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