Form 10-K
period 2001-06-24
PIZZA INN INC /MO/
filed 2001-09-19
CIK 718332

7

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  24,  2001.
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         COMMISSION FILE NUMBER 0-12919

                                 PIZZA INN, INC.
             (Exact name of registrant as specified in its charter)

                             MISSOURI     47-0654575
                 (State  or  jurisdiction  of     (I.R.S.  Employer
                   incorporation  or  organization)     Identification  No.)

                            5050  QUORUM  DRIVE
                                SUITE  500
                         DALLAS,  TEXAS     75254
         (Address  of  principal  executive  offices)     (Zip  Code)

     Registrant's telephone number, including area code:     (972) 701-9955
      Securities Registered Pursuant to Section 12(b) of the Act:     NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 EACH
                                (Title of Class)

     At September 10, 2001, there were 10,107,788 shares of the registrant's Common Stock outstanding, and the aggregate Market value of registrant's Common Stock held by non-affiliates was $20,720,965, based upon the average of the bid and ask prices.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X}

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes    No
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 2001, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn" .

     On September 10, 2001, the Pizza Inn system consisted of 447 units, including two Company operated units, a third which the Company is currently in the process of relocating, and 444 franchised units. The Company-operated units are used for product testing and franchisee training, in addition to serving customers. The domestic units are comprised of 242 full service units, 44 delivery/carry-out units, 12 self serve buffet units, and 88 Express units. The international units are comprised of 20 full service units, 28 delivery/carry-out units and 13 Express units. Pizza Inn units are currently located in 20 states and 12 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 31%, 17% and 9% of the total, respectively. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (The Original Thin Crust, New York Pan, and Italian Crust), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full Service units are between 3,000 and 5,000 square feet in size and seat 130 to 185 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

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

     The Self Serve Buffet restaurant ("Self Serve") offers items from the full dine-in menu, and features delivery and carryout and a self-serve buffet and beverage station. The Self Serve can be free-standing or located in a strip center. Slightly larger than a Delco, it ranges in size from 2,400 to 2,600 square feet and seats between 60 to 70 customers.

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

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full Service unit, $15,000 for a Self Serve, $7,500 for a Delco and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full Service or Self Serve unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full Service, Self Serve or Delco and 6% of gross sales for an Express unit and (v) required advertising expenditures of at least 5% of gross sales for a Full Service, Self Serve and a Delco and 2% for an Express unit.

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




ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Full Service, Self Serve or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full Service, Self Serve and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales. PIAP is managed by a Board of Trustees, comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 10, 2001, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund Express unit marketing materials and similar expenditures. Express units may also voluntarily contribute up to 2% of their gross sales to the Royalty Rebate Advertising Program ("RRAP").

     Groups of franchisees in some of the Pizza Inn system's market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by the Company under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and the Company.

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

EMPLOYEES

     On September 10, 2001, the Company had approximately 211 employees, including 61 in the Company's corporate office, 80 at its Norco division, and 19 full-time and 51 part-time employees at the Company operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

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

     The Company leases 20,677 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in April 2003 and October 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility and test kitchen with a term expiring in December 2001.

     The Company's current lease for its distribution facility expires in October 2001, at which time the Company plans to relocate Norco operations to its new distribution facility as described below.

     In December 2000 the Company purchased approximately 11 acres of land in The Colony, Texas for the relocation of its corporate office, training center and distribution facility. Construction is underway on a 100,000 square foot distribution facility and a 40,000 square foot facility to house the Company's corporate office and training center. Occupancy is scheduled for November 2001.

     Each of the Company operated Pizza Inn restaurants (all located in Texas) are leased. The Company operated units range in size from approximately 2,500 to 3,600 square feet and incur annual minimum rent between $12.50 and $20.00 per square foot. Some of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes. The leases are renewable and will expire in 2005 and 2007.

ITEM  3  -  LEGAL  PROCEEDINGS

          Certain pending legal proceedings exist against the Company which the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2001.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 10, 2001, there were 2,446 stockholders of record of the Company's Common Stock.

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



                                                Actual Trade
                                              Executed Price
                                            High         Low
                                       --------------  -------
      2001
      First Quarter Ended 9/24/2000 .               4  2 15/16
      Second Quarter Ended 12/24/2000           3 3/8    1 5/8
      Third Quarter Ended 3/25/2001 .           2 7/8   1 7/16
      Fourth Quarter Ended 6/24/2001.           2 1/4    1 5/8

      2000
      First Quarter Ended 9/26/1999 .               4   2 5/16
      Second Quarter Ended 12/26/1999           4 1/4    3 1/4
      Third Quarter Ended 3/26/2000 .           4 1/8    2 7/8
      Fourth Quarter Ended 6/25/2000.           3 3/4    3 1/8

During the first two quarters of fiscal 2001 the Board of Directors of the Company declared quarterly cash dividends of $0.06 per share. For the year ended June 24, 2001 cash dividends paid were approximately $1.2 million or $0.12 per share. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 24 2001, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with SFAS 128.



                                                                   Year Ended
                                            ------------------------------------------------------
                                           June 24,    June 25,    June 27,   June 28,    June 29,
                                             2001        2000        1999       1998        1997
                                          -----------  ---------  ----------  ---------  ----------
(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    63,827  $  66,304  $  66,294   $  68,640  $  69,123

  Income before taxes. . . . . . . . . .        3,921      4,389      4,096       7,023      6,860
  Net income . . . . . . . . . . . . . .        2,480      2,884      2,752       4,880      4,528
  Basic earnings per common share. . . .         0.23        .25        .24         .38        .35
  Diluted earnings per common share. . .         0.23        .25        .23         .36        .33
  Dividends declared per common share. .         0.12        .24 (2)    .18(1)      .24         -

SELECTED BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . .       19,872     17,691     18,586      21,773     24,310
  Long-term debt and
       capital lease obligations . . . .       11,161     10,655      6,944       5,454      7,789

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



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL  2001  COMPARED  TO  FISCAL  2000

          Diluted earnings per share decreased 8% to $0.23 from $0.25 in the prior year. Net income decreased 14% to $2,480,000 from $2,884,000 in the prior year, on revenues of $63.8 million in the current year and $66.3 million in the prior year. Pre-tax income decreased 11% to $3,921,000 from $4,389,000. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $2.8 million at June 24, 2001, reduce the income taxes paid by the Company from the 34% statutory rate to the minimum tax rate of approximately 2%.

     Food and supply sales by the Company's distribution division decreased 4% to $55.7 million from $58.0 million in the prior year as a result of fewer stores, softer retail sales, and slightly lower cheese prices. International food and supply sales decreased $554,000 from the prior year due to lower sales and store closings caused primarily by poor economic and social conditions in international markets. Domestic and international equipment sales decreased
12.6%,  or  $213,000  from  the  prior  year  due  to  fewer  store  openings.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 6% or $326,000 in fiscal 2001. Royalty revenue decreased 5% or $294,000 compared to last year, mainly resulting from a decrease in domestic and international chainwide sales.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the year decreased less than 1% or $6,000 compared to the same period of the prior year.

     Other income consists of primarily interest income and non-recurring revenue items. Other income increased 69% or $153,000 due to higher vendor incentives in the current year, the sale of promotional items, and increased interest income.

     Cost of sales decreased 4% to $52.8 million from $55.3 million in the prior year. As a percentage of sales, cost of sales decreased to 90.9% from 91.5% compared to the prior year. Cost of sales decreased primarily due to lower food and supply sales as noted above, which was partially offset by higher vehicle costs, depreciation and amortization, and rent expense.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These costs increased 9% or $185,000 compared to last year. This was primarily due to lower marketing expenses in the prior year.

     General and administrative expenses increased 5% or $188,000 in fiscal 2001. This is a result of computer system modifications that were capitalized in the prior year, and lower legal fees in the prior year.

     Interest expense increased 11% or $86,000 in the current year. Lower interest rates and capitalized interest on funds used in construction of the new corporate office and distribution facility were partially offset by higher debt levels in the current year.

     During fiscal 2001, the Company opened for business a total of 35 new Pizza Inn franchise units, including 27 domestic and 8 international units. Domestically, 58 units, including 25 Express units, were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly 23 international units were closed, of which 11 were kiosk units.







FISCAL  2000  COMPARED  TO  FISCAL  1999

          Diluted earnings per share increased 9% to $0.25 from $0.23 in the prior year. Net income increased 5% to $2,884,000 from $2,752,000 in the prior year, on revenues of $66.3 million in each year. Pre-tax income increased 7% to $4,389,000 from $4,096,000. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $6.6 million at June 25, 2000, reduce the income taxes paid by the Company from the 34% statutory rate to the minimum tax rate of approximately 2%.

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

                               FINANCIAL CONDITION

     Cash and cash equivalents increased $56,000 in fiscal 2001. The Company used the cash flow generated from operations plus the proceeds from increased net bank borrowings of $1.1 million to fund $4.7 million of capital expenditures consisting primarily of land and construction costs for the new corporate office and distribution center, and $1.3 million to reacquire 541,122 shares of its own common stock at prevailing prices on the open market. The Company also used $1.2 million to pay cash dividends on its common stock in fiscal 2001.

     At June 24, 2001 the net deferred tax asset balance was $3.1 million. This balance includes $2.8 million of net operating loss carryforwards and other temporary differences. At June 24, 2001, the Company has a valuation allowance of $38,000 for credit carryforwards that may expire before they can be utilized. The Company believes that it is more likely than not that these credits will not be realized.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $38,000 related to the potential expiration of certain tax credit carryforwards. Future taxable income at the same level as fiscal 2001 would be sufficient for full realization of the net operating loss carryforwards included in the net tax asset. Additionally, management believes that taxable income based on recent growth trends of the Company's franchise base should be more than sufficient to enable the Company to realize its deferred tax asset without reliance on material, non-routine income.

     While the Company expects to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $2.8 million and expire in 2005 and 2006) to reduce its federal tax liability, current accounting standards dictate that this benefit can not be reflected in the Company's results of operations. In accordance with SFAS 109, the carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 37%, 34%, and 32% for fiscal years 2001, 2000 and 1999, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 2% is significantly less than the corporate rate reflected on the Company's statement of operations. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

     Under the Internal Revenue Code, the utilization of net operating losses and credit carryforwards could be limited if certain changes in ownership of the Company's common stock were to occur.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $6,420,000 in fiscal 2001 and was used primarily, in conjunction with additional borrowings, to fund capital expenditures, to reacquire the Company's common stock, and to pay dividends on its common stock.

     The Company increased its bank borrowings by $1.1 million to $12.2 million at June 24, 2001 from $11.1 million at June 25, 2000.

     During fiscal 2001 the Company purchased 541,122 shares of its own common stock on the open market for a total price of $1.3 million. This brings the total number of shares in treasury to 4,635,481 as of June 24, 2001.

     Capital expenditures of $4,713,000 during fiscal 2001 consist primarily of land and construction costs for the new corporate office and distribution center.

     The Company's future requirements for cash relate primarily to capital expenditures, including the completion of the new corporate office and distribution center, the periodic purchase of its own common stock, and repayment of debt. The Company currently considers its common stock to be undervalued and plans to continue purchasing its own shares on the open market during fiscal year 2002. For the period June 25, 2001 through September 10, 2001 the Company has purchased 212,000 shares for a total amount of $467,762. In addition to the the corporate office and distribution center, anticipated capital expenditures include information system upgrades and miscellaneous equipment. During fiscal 2001, the Board of Directors of the Company paid cash dividends on the Company's common stock of approximately $1.2 million or $0.12 per share.

     The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and
 .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of June 24, 2001, the Company had borrowed $916,000 for the construction in progress of its new headquarters.

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

     At June 24, 2001 the Company had approximately $12.2 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.19%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 24, 2001 would change interest expense by approximately $88,000.

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

                                 PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedules:



FINANCIAL  STATEMENTS                                           PAGE  NO.


Report  of  Independent  Accountants.                                         14

Consolidated  Statements  of  Operations  for  the  years  ended
     June  24,  2001,  June  25,  2000,  and  June  27,  1999.                15

Consolidated  Statements  of  Comprehensive  Income  for  the  years  ended
     June  24,  2001,  June  25,  2000,  and  June  27,  1999.                15

Consolidated  Balance  Sheets  at  June  24,  2001  and  June  25,  2000      16

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  24,  2001,  June  25,  2000,  and  June  27,  1999.        17

Consolidated  Statements  of  Cash  Flows  for  the  years  ended June 24, 2001,
     June  25,  2000,  and  June  27,  1999.                                 18

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 24, 2001 and June 25, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS  LLP


Dallas,  Texas
September  6,  2001


                                                      PIZZA INN, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        YEAR ENDED
                                                  -----------------------
                                                         JUNE 24,                 JUNE 25,                JUNE 27,
REVENUES:                                                  2001                     2000                    1999
                                                  -----------------------  ----------------------  -----------------------
  Food and supply sales. . . . . . . . . . . . .  $               55,732   $               58,030  $                58,101
  Franchise revenue. . . . . . . . . . . . . . .                   5,373                    5,699                    5,619
  Restaurant sales . . . . . . . . . . . . . . .                   2,346                    2,352                    2,287
  Other income . . . . . . . . . . . . . . . . .                     376                      223                      287
                                                  -----------------------  ----------------------  -----------------------
                                                                  63,827                   66,304                   66,294
                                                  -----------------------  ----------------------  -----------------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .                  52,802                   55,255                   55,265
  Franchise expenses . . . . . . . . . . . . . .                   2,188                    2,003                    2,741
  General and administrative expenses. . . . . .                   3,870                    3,682                    3,431
  Provision for bad debt . . . . . . . . . . . .                     210                      225                      237
  Interest expense . . . . . . . . . . . . . . .                     836                      750                      524
                                                  -----------------------  ----------------------  -----------------------
                                                                  59,906                   61,915                   62,198
                                                  -----------------------  ----------------------  -----------------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                   3,921                    4,389                    4,096

  Provision for income taxes . . . . . . . . . .                   1,441                    1,505                    1,344
                                                  -----------------------  ----------------------  -----------------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $                2,480   $                2,884  $                 2,752
                                                  =======================  ======================  =======================

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .                   0.23                    0.25                    0.24
                                                  =======================  ======================  =======================

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .                   0.23                    0.25                    0.23
                                                  =======================  ======================  =======================

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . .                   0.12                    0.24                    0.18
                                                  =======================  ======================  =======================

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .                  10,635                   11,316                   11,678
                                                  =======================  ======================  =======================

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .                  10,639                   11,441                   12,154
                                                  =======================  ======================  =======================

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                 (IN THOUSANDS)

                                                                                      YEAR ENDED
                                                                     ------------------------------------------------
                                                                JUNE 24, . . . . . . .  JUNE 25,                 JUNE 27,
                                                                    2001                     2000                     1999
                                                  -----------------------  ----------------------  -----------------------

    Net Income . . . . . . . . . . . . . . . . .  $                2,480   $                2,884  $                 2,752
    Interest rate swap loss (net of tax of $38).                     (73)                       -                        -
                                                  ----------------------    ---------------------   ----------------------
    Comprehensive Income . . . . . . . . . . . .  $                2,407   $                2,884  $                 2,752
                                                  =======================  ======================  =======================

                               See accompanying Notes to Consolidated Financial Statements.




                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JUNE 24,               JUNE 25,
ASSETS                                                                       2001                   2000
                                                                     ---------------------  ---------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                540   $                484
  Accounts receivable, less allowance for doubtful
    accounts of $729 and $776, respectively . . . . . . . . . . . .                 4,839                  4,681
  Notes receivable, current portion, less allowance
    for doubtful accounts of $263 and $260, respectively. . . . . .                   958                    810
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,063                  2,910
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . .                 1,285                  1,117
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   578                    566
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                10,263                 10,568
Property, plant and equipment, net. . . . . . . . . . . . . . . . .                 6,594                  1,650
Property under capital leases, net. . . . . . . . . . . . . . . . .                   576                  1,165
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . .                 1,897                  3,312
Long-term notes receivable, less
  allowance for doubtful accounts of $9 and $66, respectively . . .                     9                    262
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .                   533                    734
                                                                     ---------------------  ---------------------
                                                                     $             19,872   $             17,691
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              3,245   $              2,251
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 2,000                  1,797
  Current portion of long-term debt . . . . . . . . . . . . . . . .                 1,250                  1,250
  Current portion of capital lease obligations. . . . . . . . . . .                   486                    534
                                                                     ---------------------  ---------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                 6,981                  5,832

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                10,934                  9,842
  Long-term capital lease obligations . . . . . . . . . . . . . . .                   227                    813
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   865                    715
                                                                     ---------------------  ---------------------
                                                                                   19,007                 17,202
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 14,955,119 and 14,954,789 shares, respectively;
    outstanding 10,319,638 and 10,645,380 shares, respectively. . .                   150                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 7,823                  7,708
  Loans to officers . . . . . . . . . . . . . . . . . . . . . . . .                (2,325)                (2,250)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                14,201                 13,163
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                   (73)                     -
  Treasury stock at cost
    Shares in treasury: 4,635,481 and 4,309,409, respectively . . .               (18,911)               (18,282)
                                                                     ---------------------  ---------------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .                   865                    489
                                                                     ---------------------  ---------------------
                                                                     $             19,872   $             17,691
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.





                                                     PIZZA INN, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (IN THOUSANDS)

                                                                                              ACCUM.
                                                          ADDITIONAL                          OTHER    TREASURY
                                        COMMON STOCK        PAID-IN    LOANS TO    RETAINED   COMP.     STOCK
                                    SHARES       AMOUNT    CAPITAL    OFFICERS    EARNINGS    LOSS     AT COST    TOTAL
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

BALANCE, JUNE 28, 1998. . . . .        12,528   $    149  $   7,036  $       -   $  13,715   $    -   $ (9,983)  $10,917

Stock options exercised . . . .            17          -         52          -           -        -          -        52
Tax benefits associated
    with stock options. . . . .             -          -        233          -           -        -          -       233
Dividends paid. . . . . . . . .             -          -          -          -      (2,092)       -          -    (2,092)
Acquisition of treasury
     stock (see Note K) . . . .        (1,137)         -          -          -           -        -     (5,803)   (5,803)
Net income. . . . . . . . . . .             -          -          -          -       2,752        -          -     2,752
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

BALANCE, JUNE 27, 1999. . . . .        11,408   $    149  $   7,321  $       -   $  14,375   $    -   $(15,786)  $ 6,059
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

Stock options exercised . . . .            47          1         83          -          (1)       -         61       144
Loans to officers for exercise
     of stock options . . . . .           900          -          -     (2,250)     (1,296)       -      3,546         -
Tax benefits associated
    with stock options. . . . .             -                   303         -          -           -        -        303
Employee incentive options. . .             -          -          1          -           -        -          -         1
Dividends paid. . . . . . . . .             -          -          -          -      (2,799)       -          -    (2,799)
Acquisition of treasury
     stock (see Note K) . . . .        (1,710)         -          -          -           -        -     (6,103)   (6,103)
Net income. . . . . . . . . . .             -          -          -          -       2,884        -          -     2,884
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

BALANCE, JUNE 25, 2000. . . . .        10,645   $    150  $   7,708  $  (2,250)  $  13,163   $    -   $(18,282)  $   489
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

Stock options exercised . . . .           215          -         37          -        (199)       -        700       538
Loans to officers for
     exercise of stock options.             -          -          -       (240)          -        -          -      (240)
Principal repayment of loans
    by officers . . . . . . . .                                            165                                       165
Tax benefits associated
    with stock options. . . . .             -          -         77          -           -        -          -        77
Employee incentive options. . .             1          -          1          -           -        -          -         1
Dividends paid. . . . . . . . .             -          -          -          -      (1,243)       -          -    (1,243)
Acquisition of treasury
     stock (see Note K) . . . .          (541)         -          -          -           -        -     (1,329)   (1,329)
Interest rate swap loss . . . .             -
     (net of tax $38) . . . . .             -          -          -          -           -      (73)         -       (73)
Net income. . . . . . . . . . .             -          -          -          -       2,480        -          -     2,480
                                 -------------  --------  ---------  ----------  ----------  -------  ---------  --------

BALANCE, JUNE 24, 2001. . . . .        10,320   $    150  $   7,823  $  (2,325)  $  14,201   $  (73)  $(18,911)  $   865
                                 =============  ========  =========  ==========  ==========  =======  =========  ========

                                                  See  accompanying  Notes  to  Consolidated  Financial  Statements.



                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)


                                                                  YEAR ENDED
                                                            ----------------------
                                                                   JUNE 24,               JUNE 25,                JUNE 27,
                                                                     2001                   2000                    1999
                                                            ----------------------  ---------------------  ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . .  $               2,480   $              2,884   $               2,752
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . .                  1,343                  1,210                     871
      Provision for bad debt . . . . . . . . . . . . . . .                    210                    225                     237
      Income from transfer of Pizza Inn stock (see Note K)                      -                      -                     (15)
      Deferred income taxes. . . . . . . . . . . . . . . .                  1,247                  1,127                   1,149
    Changes in assets and liabilities:
      Notes and accounts receivable. . . . . . . . . . . .                   (263)                  (196)                  1,179
      Inventories. . . . . . . . . . . . . . . . . . . . .                    847                   (517)                   (440)
      Accounts payable - trade . . . . . . . . . . . . . .                    102                   (390)                    627
      Accrued expenses . . . . . . . . . . . . . . . . . .                    102                    111                    (717)
      Deferred franchise revenue . . . . . . . . . . . . .                    (10)                  (109)                      5
      Prepaid expenses and other . . . . . . . . . . . . .                    362                    233                     193
                                                            ----------------------  ---------------------  ----------------------
      CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . .                  6,420                  4,578                   5,841
                                                            ----------------------  ---------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures . . . . . . . . . . . . . . . . .                 (4,713)                  (754)                   (640)
                                                            ----------------------  ---------------------  ----------------------
      CASH USED FOR INVESTING ACTIVITIES . . . . . . . . .                 (4,713)                  (754)                   (640)
                                                            ----------------------  ---------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations. . . . . . . . . . . . . .                 (4,184)                (5,391)                   (199)
    Borrowings of long-term debt . . . . . . . . . . . . .                  4,642                 10,300                   1,000
    Dividends paid . . . . . . . . . . . . . . . . . . . .                 (1,243)                (2,799)                 (2,092)
    Proceeds from exercise of stock options. . . . . . . .                    298                    144                      52
    Officer loan payment . . . . . . . . . . . . . . . . .                    165                      -                       -
    Purchases of treasury stock. . . . . . . . . . . . . .                 (1,329)                (6,103)                 (5,788)
                                                            ----------------------  ---------------------  ----------------------
      CASH USED FOR FINANCING ACTIVITIES . . . . . . . . .                 (1,651)                (3,849)                 (7,027)
                                                            ----------------------  ---------------------  ----------------------

Net increase (decrease) in cash and cash equivalents . . .                     56                    (25)                 (1,826)
Cash and cash equivalents, beginning of period . . . . . .                    484                    509                   2,335
                                                            ----------------------  ---------------------  ----------------------
Cash and cash equivalents, end of period . . . . . . . . .                   540   $                484                    509
                                                            ----------------------  ---------------------  ----------------------

                                   See accompanying Notes to Consolidated Financial Statements.






                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                     (IN THOUSANDS)



                                                  YEAR ENDED
                                                  -----------
                                                   JUNE 24,    JUNE 25,   JUNE 27,
                                                     2001        2000       1999
                                                  -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $       876  $     582  $     551
  Income taxes . . . . . . . . . . . . . . . . .           65         75         20


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred . . . . . .  $         -  $     158  $     992
  Stock issued to officers in exchange for loans          303      2,507          -





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

On June 24, 2001 the Pizza Inn system consisted of 446 locations, including three Company operated units and 443 franchised units. On June 24, 2001 the Company was franchised in 20 states and 12 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 30%, 17%, and 9%, respectively, of the total. Norco Distributing Company ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized. Internal and external costs incurred to develop or purchase internal-use computer software during the application development stage, including upgrades and enhancements, are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulation depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and will be amortized over the useful life of the asset. For the year ended June 24, 2001, interest of $102,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.

Depreciation and amortization is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to eight years. It is the Company's policy to periodically review the net realizable value of its long-lived assets when indicators exist through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 24, 2001.




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

DISTRIBUTION  DIVISION  OPERATIONS:

The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales." Shipping and handling costs billed to customers are recognized as revenue.

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 24, 2001, June 25, 2000 and June 27, 1999, 96%, 96% and 93%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 24, 2001, June 25, 2000 and June 27, 1999 were $0, $0 and $106,000, respectively.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

The carrying amounts of short-term investments, accounts and notes receivable, and debt approximate fair value. The fair value of the Company's interest rate swap is based on pricing models using current market rates.

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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ended June 24, 2001, June 25, 2000 and June 27, 1999 all contained 52 weeks.

NEW  PRONOUNCEMENTS:

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company entered into an interest rate swap, designated as a cash flow hedge, to manage interest rate risk related to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 24, 2001 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

The Company has adopted Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which, among other guidance, clarifies certain conditions to be met in order to recognize revenue. SAB 101 was to be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 has resulted in no material effect on the Company's revenues recorded.


NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):



                                          JUNE 24,                 JUNE 25,
                                                     2001                    2000
                                   -----------------------  ----------------------
Property, plant and equipment:
Equipment, furniture and fixtures  $                4,932   $               4,522
Land. . . . . . . . . . . . . . .                   1,984                       -
Construction in progress. . . . .                   3,279                       -
Leasehold improvements. . . . . .                   1,595                   1,482
                                   -----------------------  ----------------------
                                                   11,790                   6,004
Less:  accumulated depreciation .                  (5,196)                 (4,354)
                                   -----------------------  ----------------------
                                                  6,594                   1,650
                                   =======================  ======================
Property under capital leases:
Real Estate . . . . . . . . . . .  $                  118   $                 118
Equipment . . . . . . . . . . . .                   2,120                   2,421
                                   -----------------------  ----------------------
                                                    2,238                   2,539
Less:  accumulated amortization .                  (1,662)                 (1,374)
                                   -----------------------  ----------------------
                                                     576                  1,165
                                   =======================  ======================





Depreciation and amortization expense was $1,343,000, $1,210,000, and $871,000 for the years ended June 24, 2001, June 25, 2000, and June 27, 1999, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):



                                         JUNE 24,               JUNE 25,
                                                    2001                   2000
                                   ---------------------  ---------------------
Compensation. . . . . . . . . . .  $                 889  $               1,018
Legal and other professional fees                    197                    100
Deferred franchise revenue. . . .                    111                     71
Other . . . . . . . . . . . . . .                    803                    608
                                   ---------------------  ---------------------

                                                  2,000                 1,797
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

In March 2000, the Company amended the agreement with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002, to modify certain financial covenants, and to enter into a $5,000,000 term note (described below). Amounts outstanding under the revolving credit line were $7.7 million and $6.3 million at fiscal year end 2001 and 2000, respectively.

Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of June 24, 2001, the Company was in compliance with all of its debt covenants. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. For the years ending June 24, 2001 and June 25, 2000, the Company's interest rates were 5.25% and 7.625%, respectively (using a Eurodollar rate basis).

The $5,000,000 term note had an outstanding balance of $3.5 million at June 24, 2001 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75%, or, at the Company's option, at the Eurodollar rate plus 1.5%. At June 24, 2001, the Company's interest rate was 5.5 % (using a Eurodollar Rate Basis).

The Company entered into an agreement effective December 28, 2000 with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.50% prior to loan conversion and 0.75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of June 24, 2001, the Company had borrowed $916,000 for the construction in progress of its new headquarters.

In accordance with the agreement at February 27, 2001, the Company entered into an interest rate swap on that date, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.80% beginning November 1, 2001 and ending November 1, 2007. At June 24, 2001, the Company recorded its interest rate swap with a fair value of $111,000 in other liabilities, with the offset recorded in the other comprehensive income component of stockholder's equity and in deferred income taxes. At June 24, 2001, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

PIBCO, Ltd., a wholly owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 24, 2001 and June 25, 2000 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.













NOTE  E  -  INCOME  TAXES:

Income  tax  expense  consists  of  the  following  (in  thousands):



                                          JUNE 24,               JUNE 25,               JUNE 27,
                                             2001                   2000                   1999
                            ---------------------  ---------------------  ---------------------

Federal:
  Current. . . . . . . . .  $                 156  $                 378  $                 195
  Deferred . . . . . . . .                  1,285                  1,127                  1,149
                            ---------------------  ---------------------  ---------------------
Provision for income taxes                 1,441                 1,505                 1,344
                            =====================  =====================  =====================






The effective federal income tax rate varied from the statutory rate for the years ended June 24, 2001, June 25, 2000 and June 27, 1999 as reflected below.




                                         JUNE 24,                JUNE 25,                JUNE 27,
                                           2001                    2000                    1999
                                   ---------------------  ----------------------  ----------------------
          (in thousands)

Federal income taxes based on 34%
  of book income. . . . . . . . .  $               1,333  $               1,492   $               1,393
Permanent adjustments . . . . . .                     70                    (46)                   (290)
Change in valuation allowance . .                     16                   (182)                   (535)
Expired credits . . . . . . . . .                     22                    241                     776
                                    --------------------   --------------------    ---------------------
                                                   1,441                 1,505                  1,344
                                   =====================  ======================  ======================


The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):



                                 JUNE 24,                JUNE 25,
                                   2001                    2000
                          ----------------------  ----------------------
Reserve for bad debt . .  $                 381   $                 415
Depreciable assets . . .                    678                     631
Deferred fees. . . . . .                     79                      55
Other reserves . . . . .                     46                      94
NOL carryforwards. . . .                    954                   2,246
Interest rate swap loss.                     38                       -
Credit carryforwards . .                  1,044                   1,010
                          ----------------------  ----------------------

Gross deferred tax asset  $               3,220   $               4,451

Valuation allowance. . .                    (38)                    (22)
                          ----------------------  ----------------------

Net deferred tax asset .                 3,182                  4,429
                          ======================  ======================


As of June 24, 2001, the Company had $2.8 million of net operating loss carryforwards that expire in 2005 and 2006. The Company also had $241,000 of foreign tax credit carryforwards expiring between 2004 and 2006 and $803,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established upon adoption of SFAS 109, since it is more likely than not that a portion of the credit carryforwards will expire before they can be utilized. In fiscal 2001, $22,000 of general business credits expired before they could be utilized. The Company decreased the deferred tax asset by $110,000 for foreign tax credits that are not expected to be utilized.

Under the Internal Revenue Code, the utilization of net operating loss and credit carryforwards could be limited if certain changes in ownership of the Company's Common Stock were to occur. The Company's Articles of Incorporation contain certain restrictions which are intended to reduce the likelihood that such changes in ownership would occur.

NOTE  F  -  LEASES:

The real property occupied by the Company operated restaurants is leased for initial terms ranging from five to twenty-five years with renewal options ranging from three to fifteen years. Some of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price Index.

The Company leases 20,677 square feet in Dallas, Texas for its corporate office and 76,700 square feet in Grand Prairie, Texas for its Norco warehouse and office facilities. The leases expire in 2003 and October 2001, respectively. The Company also leases 2,736 square feet in Addison, Texas for its training facility with a term expiring in December 2001. Upon expiration of the current leases for the warehouse and training facility the Company plans to relocate these facilities to its new headquarters and distribution facility currently under construction in The Colony, Texas.

The Company's distribution division currently leases a significant portion of its transportation equipment under leases with terms from five to seven years under operating and capital leases. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 24, 2001 are as follows (in thousands):



                                            CAPITAL   OPERATING
                                           LEASES     LEASES
                                           ---------  ---------

2002. . . . . . . . . . . . . . . . . . .  $    529       1,260
2003. . . . . . . . . . . . . . . . . . .       107         846
2004. . . . . . . . . . . . . . . . . . .       108         432
2005. . . . . . . . . . . . . . . . . . .        11         253
2006. . . . . . . . . . . . . . . . . . .        12         163
Thereafter. . . . . . . . . . . . . . . .        13         239
                                              ------    ---------
                                                780. . $  3,193
                                                        ==========
Less amount representing interest . . . .       (67)
                                           ---------
Present value of total obligations under
    capital leases. . . . . . . . . . . .       713
Less current portion. . . . . . . . . . .      (486)
                                           ---------
Long-term capital lease obligations . . .  $    227
                                           =========





Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 24,      JUNE 25,      JUNE 27,
                        2001          2000          1999
                    ------------  ------------  ------------
Minimum rentals. .  $     1,566   $     1,438   $     1,339
Contingent rentals           19            15            13
Sublease rentals .         (102)          (96)          (99)
                    ------------  ------------  ------------
                    $     1,483   $     1,357   $     1,253
                    ============  ============  ============



NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan. From January 1, 1998 through January 1, 1999, the Company contributed on behalf of each participating employee an amount equal to 100% of up to 6% of the employee's contribution. From January 1, 1999 through July 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 100% of the first 3% and 50% of the next 3% of the employee's contribution. From August 1, 2000 through December 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 6% of the employee's contribution. Effective January 1, 2001, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in Common Stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan.

For the years ended June 24, 2001, June 25, 2000, and June 27, 1999, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $77,000, $185,591, and $205,922, respectively.

NOTE  H  -  STOCK  OPTIONS:

On September 1, 1992, the Company adopted the 1992 Stock Award Plan (the "1992 Plan"). All officers, employees and elected outside directors are eligible to participate. The Company's 1992 Plan is a combined nonqualified stock option and stock appreciation rights arrangement. A total of two million shares of Pizza Inn, Inc. Common Stock were originally authorized to be awarded under the 1992 Plan. A total of 973,073 options were actually granted under the 1992 Plan through December 1993. In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting periods ranging from six months to three years with exercise periods up to eight years, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of Common Stock were authorized to be issued under the 1993 Plan. In December 1996, 1997 and 1998, the Company's shareholders approved amendments to the 1993 plan increasing by 500,000 shares, in each year, the aggregate number of shares of common stock issuable under the plan. In December, 2000, the Company's Shareholders approved amendments to the 1993 plan increasing by 100,000 shares the aggregate number of shares of common stock issuable under the plan.

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

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:












SUMMARY  OF  STOCK  OPTION  TRANSACTIONS



                                   June 24, 2001   June 25, 2000    June 27, 1999
                                  ---------------  --------------  ---------------
                                     Weighted-       Weighted-        Weighted-
                                      Average         Average          Average
                                     Exercise         Exercise        Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year       2,123,306   $         3.91       3,247,972   $ 3.50  2,675,366   $ 3.27

Granted. . . . . . . . . . . . .         464,160   $         2.83          94,000   $ 3.57    655,290   $ 4.79
Exercised. . . . . . . . . . . .        (215,000)  $         2.50        (947,913)  $ 2.53    (17,084)  $ 2.97
Canceled . . . . . . . . . . . .        (162,433)  $         3.82        (270,753)  $ 4.38    (65,600)  $ 4.68
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .       2,210,033   $         3.82       2,123,306   $ 3.91  3,247,972   $ 3.50
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .       1,696,873   $         4.07       1,872,616   $ 3.88  2,745,448   $ 3.42

Weighted-average fair value of
options granted during the year.                  $         0.93                   $ 0.75               $ 1.30





FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 24, 2001:




                                           Options Outstanding                          Options Exercisable
                                           -------------------                           --------------------
                       Weighted-
                        Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractual           Average        Exercisable         Average
Exercise Prices    at June 24, 2001        Life (Years)      Exercise Price   at June 24, 2001  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
1.75 - 3.25 . .              274,100                  5.37  $          2.21            61,100  $          2.93
3.33 - 4.25 . .            1,452,943                  2.40  $          3.74         1,184,283  $          3.78
4.38 - 5.50 . .              482,990                  2.93  $          4.97           451,490  $          4.97
                  -------------------                                         ----------------
1.75 - 5.50 . .            2,210,033                  2.88  $          3.82         1,696,873  $          4.07
                  ===================                                         ================






Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 1999, 2000 and 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.2% to 6.6%, expected volatility of 39.4% to 50.8%, expected dividend yield of 0% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):



                            June 24, 2001   June 25, 2000   June 27, 1999
                            --------------  --------------  --------------
                             As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $        2,480  $        2,288  $        2,884  $    2,872  $      2,752  $    2,291
Basic earnings per share .  $         0.23  $         0.22  $         0.25  $     0.25  $       0.24  $     0.20
Diluted earnings per share  $         0.23  $         0.22  $         0.25  $     0.25  $       0.23  $     0.19






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

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 13 restaurants located in Arkansas. Purchases by this franchisee comprised
6% of the Company's total food and supply sales in fiscal 2001. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal 2001. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 24, 2001, his accounts and note payable to the Company were $875,294.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $2,506,754 to certain officers of the Company in the form of promissory notes due in June 2004 to acquire 900,000 shares of the Company's common stock through the exercise of vested stock options previously granted to them in 1995 by the Company. The notes bear interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and are collateralized by certain real property and existing Company stock owned by the officers. The notes are reflected as a reduction to stockholders' equity.

In July 2000, the Company loaned $302,581 to an officer of the Company in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. In October 2000, a $164,647 principal payment was made on the note. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by the officer. The note is reflected as a reduction to stockholders' equity.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 2001, the Company purchased 4,982,061 shares of its own Common Stock from time to time on the open market at a total cost of $20.8 million. In April 1999, the Company received a gift of 4,945 shares from a vendor which was recorded at current market value in the amount of $15,000. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 31%.

In June 1995, the Company adopted the par value method of accounting for treasury share purchases with the intent to retire the shares purchased. In December 1999, the Company changed its method of accounting for treasury shares purchased to the cost method because it is now the Company's intent to reissue a portion of the shares held in treasury. Accordingly, retained earnings and additional paid in capital as of June 27, 1999 and June 28, 1998 were adjusted by $5,361,115 and $431,166, and $2,975,817 and $211,940, respectively.

NOTE  L  -  EARNINGS  PER  SHARE:

The Company computes and presents earnings per share (EPS) in accordance with SFAS 128, "Earnings Per Share". Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 24, 2001
BASIC EPS
Income Available to Common Shareholders . . .  $      2,480         10,635  $     0.23
Effect of Dilutive Securities - Stock Options                           4
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,480         10,639  $     0.23
                                               ============  =============  ==========

YEAR ENDED JUNE 25, 2000
BASIC EPS
Income Available to Common Shareholders . . .  $      2,884         11,316  $     0.25
Effect of Dilutive Securities - Stock Options                         125
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,884         11,441  $     0.25
                                               ============  =============  ==========

YEAR ENDED JUNE 27, 1999
BASIC EPS
Income Available to Common Shareholders . . .  $      2,752         11,678  $     0.24
Effect of Dilutive Securities - Stock Options                          476
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,752         12,154  $     0.23
                                               ============  =============  ==========






Options to purchase 2,195,033 shares of common stock at exercise prices ranging from $2.00 to $5.50 per share were outstanding at June 24, 2001 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 1,194,773 and 2,002,106 shares of common stock during fiscal years 2000 and 1999, respectively, were excluded from the computation of EPS in those years because their inclusion would result in an anti-dilutive effect on EPS.

NOTE  M  -  SEGMENT  REPORTING:

The Company has two reportable operating segments as determined by management using the "management" approach as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". (1) Food and Equipment Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of nonrecurring items.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, capital expenditures, and assets for the Company's reportable segments for the years ended June 24, 2001, June 25, 2000, and June 27, 1999:



                                       JUNE 24,    JUNE 25,    JUNE 27,
                                         2001        2000        1999
                                      ----------  ----------  ----------
         (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $  55,732   $  58,030   $  58,101
 Franchise and Other . . . . . . . .      7,719       8,051       7,906
 Intersegment revenues . . . . . . .        861         828         847
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .     64,312      66,909      66,854
 Other revenues. . . . . . . . . . .        376         223         287
 Less intersegment revenues. . . . .       (861)       (828)       (847)
                                      ----------  ----------  ----------
   Consolidated revenues . . . . . .  $  63,827   $  66,304   $  66,294
                                      ==========  ==========  ==========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $     992   $     874   $     579
 Franchise and Other . . . . . . . .        227         120         129
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      1,219         994         708
 Corporate administration and other.        124         216         163
                                      ----------  ----------  ----------
   Depreciation and amortization . .  $   1,343   $   1,210   $     871
                                      ==========  ==========  ==========

 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $     533   $     495   $     344
 Franchise and Other . . . . . . . .          6           6           8
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        539         501         352
 Corporate administration and other.        297         249         172
                                      ----------  ----------  ----------
   Interest Expense. . . . . . . . .  $     836   $     750   $     524
                                      ==========  ==========  ==========

 INTEREST INCOME:
 Food and Equipment Distribution . .  $      25   $      66   $      72
 Franchise and Other . . . . . . . .          -           -           -
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .         25          66          72
 Corporate administration and other.        208         126          11
                                      ----------  ----------  ----------
   Interest Income . . . . . . . . .  $     233   $     192   $      83
                                      ==========  ==========  ==========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $   3,190   $   2,709   $   3,071
 Franchise and Other (1) . . . . . .      2,685       3,790       2,813
 Intersegment profit . . . . . . . .        256         225         216
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      6,131       6,724       6,100
 Other revenue . . . . . . . . . . .        376         223         287
 Less intersegment profit. . . . . .       (256)       (225)       (216)
 Corporate administration and other.     (2,330)     (2,333)     (2,075)
                                      ----------  ----------  ----------
   Income before taxes . . . . . . .  $   3,921   $   4,389   $   4,096
                                      ==========  ==========  ==========

 (1)           Does  not  include  full  allocation  of corporate administration






                                       JUNE 24,   JUNE 25,   JUNE 27,
                                            2001       2000       1999
                                       ---------  ---------  ---------
         (In thousands)
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution. . .  $   4,438  $     413  $     391
 Franchise and Other. . . . . . . . .        227        138         66
                                       ---------  ---------  ---------
   Combined . . . . . . . . . . . . .      4,665        551        457
 Corporate administration and other .         48        203        183
                                       ---------  ---------  ---------
   Consolidated capital expenditures.  $   4,713  $     754  $     640
                                       =========  =========  =========

 ASSETS:
 Food and Equipment Distribution. . .  $  13,575  $  10,279  $  10,402
 Franchise and Other. . . . . . . . .      1,193      1,361        999
                                       ---------  ---------  ---------
 Combined . . . . . . . . . . . . . .     14,768     11,640     11,401
 Corporate administration and other .      5,104      6,051      7,185
                                       ---------  ---------  ---------
 Consolidated assets. . . . . . . . .  $  19,872  $  17,691  $  18,586
                                       =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States. . . . . . . . . . . .  $  63,225  $  65,047  $  64,990
 Foreign countries. . . . . . . . . .        602      1,257      1,304
                                       ---------  ---------  ---------
   Consolidated total . . . . . . . .  $  63,827  $  66,304  $  66,294
                                       =========  =========  =========





NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):
The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 24, 2001 and June 25, 2000 (in thousands, except per share amounts):



                                                                  Quarter Ended
                                                                   --------------
                                          September 24,   December 24,   March 25,   June 24,
                                                    2000           2000        2001       2001
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 2001
Revenues . . . . . . . . . . . . . . . .  $       16,816  $      15,520  $   15,366  $  16,125

Gross Profit . . . . . . . . . . . . . .           1,287          1,050       1,112      1,308

Net Income . . . . . . . . . . . . . . .             646            529         604        701

Basic earnings per share on net income .            0.06           0.05        0.06       0.06

Diluted earnings per share on net income            0.06           0.05        0.06       0.06

  Quarter Ended
----------------------------------------
                                             September 26,.December 26,    March 26,  June 25,
                                                    1999           1999        2000       2000
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 2000
Revenues . . . . . . . . . . . . . . . .  $       17,394  $      16,331  $   15,967  $  16,612

Gross Profit . . . . . . . . . . . . . .           1,276          1,308       1,207      1,348

Net Income . . . . . . . . . . . . . . .             747            745         673        719

Basic earnings per share on net income .            0.07           0.06        0.06       0.07

Diluted earnings per share on net income            0.07           0.06        0.06       0.07








                                                 SCHEDULE II
PIZZA INN, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                                        ADDITIONS
                                                                      ------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                       BALANCE
                                                  BEGINNING     COST AND       OTHER                          AT END
                                                  OF PERIOD      EXPENSE     ACCOUNTS    DEDUCTIONS (1)   OF  PERIOD
                                                 ------------  -----------  -----------  ---------------  -----------
YEAR ENDED JUNE 24, 2001
Allowance for doubtful. . . . . . . . . . . . .  $      1,102  $       210  $         -  $         (311)  $     1,001
accounts and notes receivable

YEAR ENDED JUNE 25, 2000
Allowance for doubtful. . . . . . . . . . . . .  $      1,032  $       225  $         -  $         (155)  $     1,102
accounts and notes receivable

YEAR ENDED JUNE 27, 1999
Allowance for doubtful. . . . . . . . . . . . .  $      1,007  $       237  $         -  $         (212)  $     1,032
accounts and notes receivable

(1)  Write-off  of  receivables,  net  of  recoveries.







ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


 PART  III


ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held in December 2001 (the "Proxy Statement"), and is incorporated herein by reference.

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

          3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 11, 2000.

          4.1 Provisions regarding Common Stock in Article IV of the Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999 and incorporated herein by reference).

4.2 Provisions regarding Redeemable Preferred Stock in Article V of the Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to this Report and incorporated herein by reference).

10.1 First Amendment to the Second Amendment and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.2 Construction Loan Agreement between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.3 Promissory Note between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000. (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.4 Second amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated March 31, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March
26,  2000  and  incorporated  herein  by  reference).

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

10.7 Form of Executive Employment Contract. (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December
24,  2000  and  incorporated  herein  by  reference).

10.8 Amended Employment Agreement between the Company and C. Jeffrey Rogers dated April 20, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2001 and incorporated herein by reference).*


10.10 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.11     1993  Outside  Directors  Stock  Award  Plan  of the Company (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.12 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

          21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.0     Consent  of  Independent  Accountants.








* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.

(b) No reports were filed on Form 8-K during the fourth quarter of the Company's fiscal year 2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  19,  2001     By:      /s/  Shawn  Preator
          Shawn  Preator
          Vice  President  of  Finance
          Treasurer
          (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Name and Position          Date


/s/Steve  A.  Ungerman     September  19,  2001
----------------------     --------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/C.  Jeffrey  Rogers     September  19,  2001
----------------------     --------------------
C.  Jeffrey  Rogers
Director,  Vice  Chairman  and
Chief  Executive  Officer
(Principal  Executive  Officer)

/s/Butler  E.  Powell     September  19,  2001
---------------------     --------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips     September  19,  2001
----------------------     --------------------
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor     September  19,  2001
------------------     --------------------
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday     September  19,  2001
----------------------     --------------------
Bobby  L.  Clairday
Director

/s/Ronald  W.  Parker     September  19,  2001
---------------------     --------------------
Ronald  W.  Parker
Director,  President  and
Chief  Operating  Officer
(Principal  Financial  Officer)

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We  hereby  consent  to  the  incorporation  by  reference  in  the Registration
Statements on Forms S-8 (No. 33-56590, No. 33-71700, as amended by Post-Effective Amendments No. One and Two, and No. 33-77617) of PIZZA INN, INC. of our report dated SEPTEMBER 6, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers  LLP

Dallas,  Texas
September  19,  2001