Form 10-Q
period 2001-09-23
PIZZA INN INC /MO/
filed 2001-11-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2001.
                                                   --------------------

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

     AT NOVEMBER 2, 2001, AN AGGREGATE OF 10,061,238 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION


Item  1.     Financial  Statements     Page
--------     ---------------------     ----

     Consolidated  Statements  of  Operations  for  the  three  months  ended
     September  23,  2001  and  September  24,  2000                         3

     Consolidated  Balance  Sheets at September 23, 2001 and June 24, 2001   4

     Consolidated  Statements  of  Cash  Flows  for  the  three  months  ended
     September  23,  2001  and  September  24,  2000                         5

     Notes  to  Consolidated  Financial  Statements                          7


     Management's  Discussion  and  Analysis  of
     -------------------------------------------
Item 2.     Financial Condition and Results of Operations                   10
-------     ---------------------------------------------
PART  II.   OTHER  INFORMATION

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders    13
--------     -----------------------------------------------------------


Item  6.     Exhibits  and  Reports  on  Form  8-K                          13
--------     -------------------------------------

     Signatures                                                             14


                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  INFORMATION
--------------------------------


                                    PIZZA INN, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                  --------------------
                                                     SEPTEMBER 23,      SEPTEMBER 24,
REVENUES:                                                 2001               2000
                                                  --------------------  --------------
  Food and supply sales. . . . . . . . . . . . .  $            14,731   $       14,728
  Franchise revenue. . . . . . . . . . . . . . .                1,380            1,401
  Restaurant sales . . . . . . . . . . . . . . .                  574              569
  Other income . . . . . . . . . . . . . . . . .                  155              118
                                                  --------------------  --------------
                                                               16,840           16,816
                                                  --------------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               14,283           13,925
  Franchise expenses . . . . . . . . . . . . . .                  542              584
  General and administrative expenses. . . . . .                1,002            1,020
  Interest expense . . . . . . . . . . . . . . .                  119              255
                                                  --------------------  --------------
                                                               15,946           15,784
                                                  --------------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                  894            1,032

  Provision for income taxes . . . . . . . . . .                  304              386
                                                  --------------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $               590   $          646
                                                  ====================  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.06   $         0.06
                                                  ====================  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.06   $         0.06
                                                  ====================  ==============

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . .  $                 -   $         0.06
                                                  ====================  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,187           10,733
                                                  ====================  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,199           10,743
                                                  ====================  ==============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

              THREE MONTHS ENDED
------------------------------------------------
              SEPTEMBER 23,. . . . . . . . . . .  SEPTEMBER 24,
                                                                 2001             2000
                                                  --------------------  --------------

  Net Income . . . . . . . . . . . . . . . . . .  $               590   $          646
  Interest rate swap loss (net of tax of $104) .                 (203)               -
                                                  --------------------  --------------
  Comprehensive Income . . . . . . . . . . . . .  $               387   $          646
                                                  ====================  ==============


             See accompanying Notes to Consolidated Financial Statements.




                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 23,    JUNE 24,
ASSETS                                                                 2001           2001
                                                                  ---------------  ----------
                                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $          436   $     540
  Accounts receivable, less allowance for doubtful
    accounts of $725 and $729, respectively. . . . . . . . . . .           5,051       4,839
  Notes receivable, current portion, less allowance
    for doubtful accounts of $169 and $263, respectively . . . .             918         958
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           2,063       2,063
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .           1,285       1,285
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             482         578
                                                                  ---------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .          10,235      10,263
Property, plant and equipment, net . . . . . . . . . . . . . . .          10,227       6,594
Property under capital leases, net . . . . . . . . . . . . . . .             514         576
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .           1,715       1,897
Long-term notes receivable, less
  allowance for doubtful accounts of $8 and $9,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .               1           9
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .             467         533
                                                                  ---------------  ----------
                                                                  $       23,159   $  19,872
                                                                  ===============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $        4,284   $   3,245
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           2,033       2,000
  Current portion of long-term debt. . . . . . . . . . . . . . .           1,250       1,250
  Current portion of capital lease obligations . . . . . . . . .             397         486
                                                                  ---------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .           7,964       6,981

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          13,079      10,934
  Long-term capital lease obligations. . . . . . . . . . . . . .             199         227
  Other long-term liabilities. . . . . . . . . . . . . . . . . .           1,160         865
                                                                  ---------------  ----------
                                                                          22,402      19,007
                                                                  ---------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,955,319 and 14,955,119 shares, respectively;
    outstanding  10,093,688 and 10,319,638 shares, respectively.             150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           7,824       7,823
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .          (2,325)     (2,325)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          14,791      14,201
  Accumulated other comprehensive loss . . . . . . . . . . . . .            (276)        (73)
  Treasury stock at cost
    Shares in treasury: 4,861,631 and 4,635,481 respectively . .         (19,407)    (18,911)
                                                                  ---------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .             757         865
                                                                  ---------------  ----------
                                                                  $       23,159   $  19,872
                                                                  ===============  ==========


                 See accompanying Notes to Consolidated Financial Statements.


                                             PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                   --------------------
                                                                      SEPTEMBER 23,       SEPTEMBER 24,
                                                                           2001               2000
                                                                   --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $               590   $          646
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                  336              348
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                   50               50
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                  182              288
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                 (214)            (318)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                    -              754
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 (318)            (661)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                 (170)             (80)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                  409               54
                                                                   --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .                  865            1,081
                                                                   --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .               (2,501)             (51)
                                                                   --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .               (2,501)             (51)
                                                                   --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .                2,784              500
  Repayments of long-term bank debt and capital lease obligations                 (756)            (842)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .                    -             (603)
  Proceeds from exercise of stock options . . . . . . . . . . . .                    -              298
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                 (496)            (439)
                                                                   --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .                1,532           (1,086)
                                                                   --------------------  ---------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                 (104)             (56)
Cash and cash equivalents, beginning of period. . . . . . . . . .                  540              484
                                                                   --------------------  ---------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $               436   $          428
                                                                   ====================  ===============


                      See accompanying Notes to Consolidated Financial Statements.




                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                  -------------------
                                                     SEPTEMBER 23,     SEPTEMBER 24,
                                                         2001               2000
                                                  -------------------  --------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $               203  $          274
  Income taxes . . . . . . . . . . . . . . . . .                   25              25


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $                 -  $          303



             See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
(1) The accompanying consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 24, 2001. Certain prior year amounts have been reclassified to conform with current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) The Company entered into an agreement effective March 31, 2000 with its current lender to extend the term of its existing $9.5 million revolving credit line through March 2002, to modify certain financial covenants, and to enter into a $5,000,000 term note. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the Eurodollar rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests.

The $5,000,000 term note had an outstanding balance of $3.2 million at September 23, 2001 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the Eurodollar rate plus 1.5%.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of September 23, 2001, the Company had borrowed $3.2 million for the construction in progress of its new headquarters. As of November 2, 2001 the Company had borrowed $5.8 million for the construction in progress of its new headquarters.

(3) Effective February 27, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company entered into an interest rate swap on that date, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.80% beginning November 1, 2001 and ending November 1, 2007. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 23, 2001, the Company recorded its interest rate swap with a fair value of $418,000 in other liabilities, with the offset recorded in the other comprehensive income component of stockholder's equity and in deferred income taxes. At September 23, 2001, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property.

(5) The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and will be amortized over the useful life of the asset. For the quarter ended September 23, 2001 interest of $73,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.

(6) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 23,  2001
BASIC EPS
Income Available to Common Shareholders . . .  $        590         10,187  $     0.06
Effect of Dilutive Securities - Stock Options                           12
                                                              ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        590         10,199  $     0.06
                                               ============  =============  ==========

THREE MONTHS ENDED SEPTEMBER 24,  2000
BASIC EPS
Income Available to Common Shareholders . . .  $        646         10,733  $     0.06
Effect of Dilutive Securities - Stock Option                            10
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        646         10,743  $     0.06
                                               ============  =============  ==========


(2) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three month periods ended September 23, 2001, and September 24, 2000.



                                            SEPTEMBER 23,              SEPTEMBER 24,
                                                2001                       2000
                                      -------------------------  -------------------------
                                                        (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $                 14,731   $                 14,728
 Franchise and Other . . . . . . . .                     1,954                      1,970
 Intersegment revenues . . . . . . .                       224                        206
                                      -------------------------  -------------------------
   Combined. . . . . . . . . . . . .                    16,909                     16,904
 Other revenues. . . . . . . . . . .                       155                        118
 Less intersegment revenues. . . . .                      (224)                      (206)
                                      -------------------------  -------------------------
   Consolidated revenues . . . . . .                 16,840                     16,816
                                      =========================  =========================

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $                    483   $                    807
 Franchise and Other (1) . . . . . .                       810                        692
 Intersegment profit . . . . . . . .                        59                         61
                                      -------------------------  -------------------------
   Combined. . . . . . . . . . . . .                     1,352                      1,560
 Other profit or loss. . . . . . . .                       155                        118
 Less intersegment profit. . . . . .                       (59)                       (61)
 Corporate administration and other.                      (554)                      (585)
                                      -------------------------  -------------------------
   Income before taxes . . . . . . .                      894                     1,032
                                      =========================  =========================

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $                 16,727   $                 16,591
 Foreign countries . . . . . . . . .                       113                        225
                                      -------------------------  -------------------------
   Consolidated total. . . . . . . .                 16,840                     16,816
                                      =========================  =========================

 (1)           Does  not  include  full  allocation  of  corporate  administration


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter ended September 23, 2001 compared to the quarter ended September 24, 2000.

     Diluted earnings per share for the quarter were $0.06 versus $0.06 for the same period last year. Net income for the quarter decreased 9% to $590,000 from $646,000 for the same quarter last year.

     Food and supply sales for the quarter of $14.7 million were flat compared to the same period last year. Lower chainwide retail sales and lower equipment sales due to fewer unit openings were offset by higher cheese prices as compared to the same period last year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 1% or $21,000 for the quarter compared to the same period last year. This decrease is primarily the result of lower domestic and international royalties, which were offset by higher foreign master license fees.

     Restaurant sales, which consists of revenue generated by Company-owned training stores increased 1% or $5,000 for the quarter, compared to the same period of the prior year. This is a result of higher comparable sales at the two full service units offset by the temporary closing of the delco unit during the first week of September.

     Other income consists primarily of interest income and non-recurring revenue items. Other income increased 31% or $37,000 due to higher vendor incentives, which were offset by lower interest income.

     Cost of sales increased 3% or $358,000 for the quarter. Cost of sales, as a percentage of sales, increased to 93% from 91% for the same quarter last year. The increase is due primarily to higher cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 7% or $42,000 for the quarter compared to the same period last year primarily due to lower marketing expenses.

     General and administrative expenses decreased 2% or $18,000 for the quarter compared to the same period last year. This is a result of lower IT programming and consulting expenses as compared to the same quarter last year.

     Interest expense decreased 53% or $136,000 for the quarter compared to the same period of the prior year. Lower interest rates and capitalized interest on funds used in construction of the new corporate headquarters were partially offset by higher debt levels in the current quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $865,000 during the first three months of fiscal 2002 and was utilized, in conjunction with additional borrowings, primarily to fund capital expenditures and to reacquire 226,100 shares of its own common stock for $496,000.

     Capital expenditures of $2,501,000 during the first three months consist primarily of development and construction costs for the new corporate headquarters.

          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $2.8 million and expire in 2005 and 2006) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($3.0 million as of September 23, 2001) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

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

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan will convert to a term loan upon completion of the construction phase and the then unpaid principal balance will mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .50% prior to loan conversion and .75% following loan conversion, or, at the Company's option, to the Eurodollar rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of September 23, 2001, The Company had borrowed $3.2 million for the construction in progress of its new headquarters. As of November 2, 2001 the Company had borrowed $5.8 million for the construction in progress of its new headquarters.

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

     At September 23, 2001 the Company has approximately $14.3 million of variable rate debt obligations outstanding with a weighted average interest rate of 5.10%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at September 23, 2001 would change interest expense by approximately $17,000.

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

PART  II.  OTHER  INFORMATION


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

10.1 First Letter Modification Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated October 19, 2001.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  Preator
                                           -----------------
                                        Shawn  Preator
                                        Vice  President  of  Finance,  and
                                        Principal  Accounting  Officer







Dated:  November  6,  2001