Form 10-Q
period 2001-12-23
PIZZA INN INC /MO/
filed 2002-02-05
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 23, 2001.
                                                   -------------------

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


                               3551 PLANO PARKWAY
                             THE COLONY, TEXAS 75056
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES,
                               INCLUDING ZIP CODE)

                                 (469) 384-5000
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

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

     AT FEBRUARY 1, 2002, AN AGGREGATE OF 10,057,874 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.



                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements     Page
--------     ---------------------     ----

     Consolidated  Statements  of Operations for the three months and six months
     ended December  23,  2001  and  December  24,  2000                       3

     Consolidated  Balance  Sheets  at December 23, 2001 and June 24, 2001     4

     Consolidated  Statements  of  Cash  Flows  for  the  six  months  ended
     December  23,  2001  and  December  24,  2000                             5

     Notes  to  Consolidated  Financial  Statements                            7


Item 2.     Management's  Discussion  and  Analysis  of
-------    -------------------------------------------
            Financial Condition and Results of Operations                     11
           ---------------------------------------------


PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              14
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     14
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                           14
--------     -------------------------------------

     Signatures                                                              15

                         PART 1.  FINANCIAL INFORMATION
1.     Financial  Statements


                                                    PIZZA INN, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)


                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            -------------------                  -----------------
                                                     DECEMBER 23,        DECEMBER 24,      DECEMBER 23,   DECEMBER 24,
REVENUES:                                                2001                2000              2001           2000
                                                  -------------------  -----------------  --------------  -------------
  Food and supply sales. . . . . . . . . . . . .  $            13,637  $          13,502  $      28,368   $      28,230
  Franchise revenue. . . . . . . . . . . . . . .                1,316              1,338          2,696           2,739
  Restaurant sales . . . . . . . . . . . . . . .                  517                582          1,091           1,151
  Other income . . . . . . . . . . . . . . . . .                  119                 98            274             216
                                                  -------------------  -----------------  --------------  -------------
                                                               15,589             15,520         32,429          32,336
                                                  -------------------  -----------------  --------------  -------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               12,903             12,710         27,186          26,635
  Franchise expenses . . . . . . . . . . . . . .                  525                597          1,067           1,181
  General and administrative expenses. . . . . .                1,146              1,163          2,148           2,183
  Interest expense . . . . . . . . . . . . . . .                  156                248            275             503
                                                  -------------------  -----------------  --------------  -------------
                                                               14,730             14,718         30,676          30,502
                                                  -------------------  -----------------  --------------  -------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                  859                802          1,753           1,834

  Provision for income taxes . . . . . . . . . .                  292                273            596             659
                                                  -------------------  -----------------  --------------  -------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $               567  $             529  $       1,157   $       1,175
                                                  ===================  =================  ==============  =============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.06  $            0.05  $        0.11   $        0.11
                                                  ===================  =================  ==============  =============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.06  $            0.05  $        0.11   $        0.11
                                                  ===================  =================  ==============  =============

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . .  $                 -  $            0.06  $           -   $        0.12
                                                  ===================  =================  ==============  =============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,067             10,723         10,127          10,729
                                                  ===================  =================  ==============  =============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,068             10,725         10,134          10,735
                                                  ===================  =================  ==============  =============

                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED . . . . . . . . .  SIX MONTHS ENDED
                                                ------------------------------------------------  -------------------
                                                      DECEMBER 23, .  . . .  DECEMBER 24,   DECEMBER 23,   DECEMBER 24,
                                                                 2001               2000           2001            2000
                                                  -------------------  -----------------  --------------  -------------

Net Income . . . . . . . . . . . . . . . . . . .  $               567  $             529  $       1,157   $       1,175
Interest rate swap gain (loss)
   (net of tax of ($48) and $57, respectively) .                   93                  -           (110)              -
                                                  -------------------  -----------------  --------------  -------------
Comprehensive Income . . . . . . . . . . . . . .  $               660  $             529  $       1,047   $       1,175
                                                  ===================  =================  ==============  =============

                              See accompanying Notes to Consolidated Financial Statements.




                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   DECEMBER 23,    JUNE 24,
ASSETS                                                                 2001          2001
                                                                  --------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $         264   $     540
  Accounts receivable, less allowance for doubtful
    accounts of $724 and $729, respectively. . . . . . . . . . .          5,216       4,839
  Notes receivable, current portion, less allowance
    for doubtful accounts of $177 and $263, respectively . . . .            861         958
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          2,102       2,063
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .          1,223       1,285
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            495         578
                                                                  --------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .         10,161      10,263
Property, plant and equipment, net . . . . . . . . . . . . . . .         13,717       6,594
Property under capital leases, net . . . . . . . . . . . . . . .            395         576
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .          1,455       1,897
Long-term notes receivable, less
  allowance for doubtful accounts of $5 and $9,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .              -           9
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .            416         533
                                                                  --------------  ----------
                                                                  $      26,144   $  19,872
                                                                  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $       3,520   $   3,245
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          1,957       2,000
  Current portion of long-term debt. . . . . . . . . . . . . . .          1,250       1,250
  Current portion of capital lease obligations . . . . . . . . .            355         486
                                                                  --------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .          7,082       6,981

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         16,517      10,934
  Long-term capital lease obligations. . . . . . . . . . . . . .            193         227
  Other long-term liabilities. . . . . . . . . . . . . . . . . .          1,012         865
                                                                  --------------  ----------
                                                                         24,804      19,007
                                                                  --------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,955,469 and 14,955,119 shares, respectively
    outstanding  10,057,838 and 10,319,638 shares, respectively.            150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          7,824       7,823
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .         (2,325)     (2,325)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .         15,358      14,201
  Accumulated other comprehensive loss . . . . . . . . . . . . .           (183)        (73)
  Treasury stock at cost
    Shares in treasury: 4,897,631 and 4,635,481 respectively . .        (19,484)    (18,911)
                                                                  --------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .          1,340         865
                                                                  --------------  ----------
                                                                  $      26,144   $  19,872
                                                                  ==============  ==========

                See accompanying Notes to Consolidated Financial Statements.




                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                              ------------------
                                                                      DECEMBER 23,      DECEMBER 24,
                                                                          2001              2000
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           1,157   $       1,175
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                635             676
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                100             125
    Utilization of pre-reorganization net operating . . . . . . .                504             544
      loss carryforwards
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .               (371)           (541)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                (39)            471
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .               (314)             13
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .               (153)            119
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                246             311
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .              1,765           2,893
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .             (6,842)         (2,067)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .             (6,842)         (2,067)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .              6,634           2,235
  Repayments of long-term bank debt and capital lease obligations             (1,260)         (1,787)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .                  -          (1,243)
  Proceeds from exercise of stock options . . . . . . . . . . . .                  -             298
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                  -             165
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .               (573)           (575)
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .              4,801            (907)
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .               (276)            (81)
Cash and cash equivalents, beginning of period. . . . . . . . . .                540             484
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             264   $         403
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.




                 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                                  SIX MONTHS ENDED
                                                  -----------------
                                                    DECEMBER 23,     DECEMBER 24,
                                                        2001             2000
                                                  -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $             445  $         525
  Income taxes . . . . . . . . . . . . . . . . .                 50             25


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $               -  $         303
  Capital lease obligations incurred . . . . . .                156              -


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

(2) The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of December 23, 2001, the revolving credit line had an outstanding balance of $8.0 million.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had an outstanding balance of $2.9 million at December 23, 2001 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75% or, at the Company's option, to the LIBOR rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of December 23, 2001, the Company had borrowed $6.8 million for the construction in progress of its new headquarters. As of February 1, 2002 the Company had borrowed $8.125 million for its new headquarters.

(3) Effective February 27, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company entered into an interest rate swap on that date, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The Company entered into an agreement effective December 11, 2001 to modify the termination date and the fixed pay rate of the interest rate swap. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 23, 2001, the Company recorded its interest rate swap with a fair value of $278,000 in other liabilities, with the offset recorded in the other comprehensive income component of stockholder's equity and in deferred income taxes. At December 23, 2001, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

(5) The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and will be amortized over the useful life of the asset. For the six months ended December 23, 2001 interest of $179,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.


(6) On January 18, 2002 the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or caused to be sent unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We have referred this matter to our insurers and plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

(7) At December 23, 2001 interest payments on the Company's note receivable from an officer of the Company were past due, therefore, the note receivable was technically in default. The Company intends to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement. The Company acknowledges that the current collateral on this note receivable may not be sufficient in the event of nonpayment of the note and can, to the extent legally permissible, utilize future amounts owed to the officer as an offset for the amounts due under this obligation. The Company believes that the note receivable, including accrued but unpaid interest, is recoverable through the terms and remedies specified in the Pledge Agreement. The note receivable is reflected as reduction to stockholders' equity.



(8) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                       INCOME                SHARES          PER SHARE
                                                     (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                     -----------          -------------          ------


     THREE  MONTHS  ENDED  DECEMBER  23,  2001
     BASIC  EPS
     Income Available to Common Shareholders         $   567                 10,067           $    0.06
     Effect of Dilutive Securities - Stock Options                                1
     DILUTED  EPS                                                           --------
     Income  Available  to  Common  Shareholders
     & Assumed Conversions                           $   567                 10,068           $    0.06
                                                     ========            ===========           ========

     THREE  MONTHS  ENDED  DECEMBER  24,  2000
     BASIC  EPS
     Income Available to Common Shareholders         $   529                 10,723           $    0.05
     Effect of Dilutive Securities - Stock Options                                2
     DILUTED  EPS
     Income  Available  to  Common  Shareholders                          -----------
     & Assumed Conversions                           $   529                  10,725          $    0.05
                                                     =======              ===========           =======




     SIX  MONTHS  ENDED  DECEMBER  23,  2001
     BASIC  EPS
     Income Available to Common Shareholders         $ 1,157                  10,127          $    0.11
     Effect of Dilutive Securities - Stock Options                                 7
     DILUTED  EPS
     Income  Available  to  Common  Shareholders                            ---------
     & Assumed Conversions                           $ 1,157                  10,134          $    0.11
                                                    =========              =========            =======

     SIX  MONTHS  ENDED  DECEMBER  24,  2000
     BASIC  EPS
     Income Available to Common Shareholders         $ 1,175                  10,729          $    0.11
     Effect of Dilutive Securities - Stock Options                                 6
     DILUTED  EPS
     Income  Available  to  Common  Shareholders                              -------
     & Assumed Conversions                           $ 1,175                  10,735          $    0.11
                                                     =======                 =========          =======


(9) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and six months ended December 23, 2001, and December 24, 2000.






                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 -------------------               -----------------

                                         DECEMBER 23,     DECEMBER 24,    DECEMBER 23,    DECEMBER 24,
                                             2001             2000            2001            2000
                                        ---------------  --------------  --------------  --------------
       (In thousands). . . . . . . . .   (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $       13,637   $      13,502   $      28,368   $      28,230
   Franchise and Other . . . . . . . .           1,833           1,920           3,787           3,890
   Intersegment revenues . . . . . . .             192             213             416             419
                                        ---------------  --------------  --------------  --------------
     Combined. . . . . . . . . . . . .          15,662          15,635          32,571          32,539
   Other revenues. . . . . . . . . . .             119              98             274             216
   Less intersegment revenues. . . . .            (192)           (213)           (416)           (419)
                                        ---------------  --------------  --------------  --------------
     Consolidated revenues . . . . . .  $       15,589   $      15,520   $      32,429   $      32,336
                                        ===============  ==============  ==============  ==============

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $          690   $         756   $       1,173   $       1,563
   Franchise and Other (1) . . . . . .             830             629           1,640           1,321
   Intersegment profit . . . . . . . .              50              66             109             127
                                        ---------------  --------------  --------------  --------------
     Combined. . . . . . . . . . . . .           1,570           1,451           2,922           3,011
   Other profit or loss. . . . . . . .             119              98             274             216
   Less intersegment profit. . . . . .             (50)            (66)           (109)           (127)
   Corporate administration and other.            (780)           (681)         (1,334)         (1,266)
                                        ---------------  --------------  --------------  --------------
     Income before taxes . . . . . . .  $          859   $         802   $       1,753   $       1,834
                                        ===============  ==============  ==============  ==============

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $       15,446   $      15,382   $      32,173   $      31,973
   Foreign countries . . . . . . . . .             143             138             256             363
                                        ---------------  --------------  --------------  --------------
     Consolidated total. . . . . . . .  $       15,589   $      15,520   $      32,429   $      32,336
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



ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and six months ended December 23, 2001 compared to the quarter and six months ended December 24, 2000.

     Diluted earnings per share for the second quarter of the current fiscal year were $0.06 versus $0.05 for the same period last year. For the six months ended December 23, 2001, diluted earnings per share were $0.11 versus $0.11 for the same period last year. Net income for the quarter increased 7% to $567,000 from $529,000 for the same quarter last year. For the six months ended December 23, 2001, net income decreased 2% to $1,157,000 from $1,175,000 compared to the same period last year.

     Food and supply sales for the quarter increased 1% to $13,637,000 from $13,502,000 compared to the same period last year. For the six month period, food and supply sales increased slightly to $28,368,000 from $28,230,000 for the same period last year.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 2% or $22,000 for the quarter and 2% or $43,000 for the six month period, compared to the same periods last year. These decreases are the result of lower royalties in the first and second quarters of the current year which were offset by higher franchise fees in the current year.

     Restaurant sales, which consists of revenue generated by Company-owned training stores, decreased 11% or $65,000 for the quarter compared to the same period of the prior year. For the six month period, restaurant sales decreased 5% or $60,000. Higher comparable sales at the two full service units were offset by the temporary closing of the delco unit during the first week of September.

     Other income consists primarily of interest income and non-recurring revenue items. Other income for the quarter increased 21% or $21,000 and 27% or $58,000 year to date compared to the prior year. This is the result of increased vendor incentives, which were offset by lower interest income.

     Cost of sales increased 2% or $193,000 for the quarter and increased 2% or $551,000 for the six month period. As a percentage of sales for the quarter, cost of sales increased to 91% from 90% compared to the same period of the prior year. For the six months, cost of sales, as a percentage of sales, increased to 92% from 91%. Higher rent costs were partially offset by lower fuel costs.


     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 12% or $72,000 for the quarter and 10% or $114,000 for the six month period compared to the same periods last year. This decrease was primarily due to lower marketing costs.

     General and administrative expenses decreased 1% or $17,000 for the quarter and decreased 2% or $35,000 for the first six months, compared to the same periods last year. This is primarily a result of lower bad debt expense and lower insurance costs, which were partially offset by higher property taxes and moving expenses.


     Interest expense decreased 37% or $92,000 for the quarter and 45% or $228,000 for the first six months, compared to the same period of the prior year. Capitalized interest on funds used in construction of the new corporate headquarters and lower interest rates were partially offset by higher debt levels in the current year.




                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $1,765,000 during the first six months of fiscal 2002 and was utilized, in conjunction with additional borrowings and a portion of its cash balance, primarily to fund capital expenditures and to reacquire 262,100 shares of its own common stock for $572,724.

     Capital expenditures of $6,842,000 during the first six months included the new Corporate headquarters construction and equipment, vehicles, and the remodeling of one Company store.


          The Company continues to realize substantial benefit from the utilization of its net operating loss carryforwards (which currently total $2.8 million and expire in 2005 and 2006) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to an actual payment of approximately 2% of taxable income. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($2.7 million as of December 23, 2001) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

     The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus an interest rate margin from -1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of December 23, 2001, the revolving credit line had an outstanding balance of $8.0 million.

              The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had an outstanding balance of $2.9 million at December 23, 2001 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%.

              The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of .75% or, at the Company's option, to the LIBOR rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate after the conversion date. As of December 23, 2001, the Company had borrowed $6.8 million for the construction in progress of its new headquarters. As of February 1, 2002 the Company had borrowed $8.125 million for the construction in progress of its new headquarters.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.



     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or caused to be sent unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We have referred this matter to our insurers and plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.





                                   MARKET RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities which bear interest based on floating rates.

     At December 23, 2001 the Company has approximately $17.8 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.90%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 23, 2001 would change interest expense by approximately $36,000.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. in the District Court, L-193rd Judicial District, Dallas County, Texas (Cause No. 01-11043). The suit alleges Pizza Inn sent or caused to be sent unsolicited facsimile advertisements to plaintiff and others in violation of (i) 47 U.S.C. Section 227(b)(1)(C) and (b)(3), the Telephone Consumer Protection Act, and (ii) Texas Business and Commerce Code
Section 35.47. The plaintiff has requested this matter be certified as a class action. We have referred this matter to our insurers and plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 19, 2001, the Company's shareholders elected all three nominees to the Board of Directors. The results of the voting were as follows:

     NOMINEE               FOR               VOTES  WITHHELD
     -------               ---               ---------------

     C.  Jeffery  Rogers     8,166,112          372,029
     F.  Jay  Taylor         8,233,665          394,477
     Steve  A.  Ungerman     8,235,410          302,731


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     Exhibits:

10.1 Second Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002, but effective December 23, 2001.

10.2 Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Vice  President
                                        Principal  Accounting  Officer







Dated:  February  5,  2002

------