Form 10-Q
period 2002-03-24
PIZZA INN INC /MO/
filed 2002-05-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2002.
                                                   ----------------

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

     AT MAY 3, 2002, AN AGGREGATE OF 10,058,124 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.



                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION


Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

     Consolidated  Statements of Operations for the three months and nine months
ended March  24,  2002  and  March  25,  2001                                  3

     Consolidated  Balance  Sheets  at  March  24,  2002 and June 24, 2001     4

     Consolidated  Statements  of  Cash  Flows  for  the  nine  months  ended
     March  24,  2002  and  March  25,  2001                                   5

     Notes  to  Consolidated  Financial  Statements                            7

 Item 2.
 -------
     Management's  Discussion  and  Analysis  of
     -------------------------------------------
    Financial Condition and Results of Operations                             11
   ---------------------------------------------


PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               16
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                            16
--------     -------------------------------------

     Signatures                                                               17

                         PART 1.  FINANCIAL INFORMATION
1. Financial Statements

                                                     PIZZA INN, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                       THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       -------------------                         -------------------
                                                            MARCH 24,            MARCH 25,        MARCH 24,    MARCH 25,
REVENUES:                                                     2002                 2001             2002         2001
                                                       -------------------  -------------------  -----------  -----------
  Food and supply sales . . . . . . . . . . . . . . .  $            13,292  $           13,723   $   42,475   $   42,457
  Franchise revenue . . . . . . . . . . . . . . . . .                1,361               1,311        4,057        4,052
  Restaurant sales. . . . . . . . . . . . . . . . . .                  507                 609        1,598        1,760
  Other income. . . . . . . . . . . . . . . . . . . .                  126                  99          450          416
                                                       -------------------  -------------------  -----------  -----------
                                                                    15,286              15,742       48,580       48,685
                                                       -------------------  -------------------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . .               12,626              13,033       40,396       40,046
  Franchise expenses. . . . . . . . . . . . . . . . .                  660                 655        2,008        2,065
  General and administrative expenses . . . . . . . .                  994                 942        3,142        3,125
  Interest expense. . . . . . . . . . . . . . . . . .                  282                 197          557          700
                                                       -------------------  -------------------  -----------  -----------
                                                                    14,562              14,827       46,103       45,936
                                                       -------------------  -------------------  -----------  -----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . .                  724                 915        2,477        2,749

  Provision for income taxes. . . . . . . . . . . . .                  246                 311          842          970
                                                       -------------------  -------------------  -----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . .  $               478  $              604   $    1,635   $    1,779
                                                       ===================  ===================  ===========  ===========

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . .  $              0.05  $             0.06   $     0.16   $     0.17
                                                       ===================  ===================  ===========  ===========

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . .  $              0.05  $             0.06   $     0.16   $     0.17
                                                       ===================  ===================  ===========  ===========

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . .  $                 -  $                -   $        -   $     0.12
                                                       ===================  ===================  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . . .               10,058              10,609       10,104       10,689
                                                       ===================  ===================  ===========  ===========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. . . . . . . . . .               10,058              10,610       10,108       10,693
                                                       ===================  ===================  ===========  ===========

                                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            THREE MONTHS ENDED. . . . . . . . . . . .  NINE MONTHS ENDED
                                                 -----------------------------------------------------  -----------------
                                                                 MARCH 24,    . .  MARCH 25,         MARCH 24,  MARCH 25,
                                                                      2002                2001         2002         2001
                                                       -------------------  -------------------  -----------  -----------

Net Income. . . . . . . . . . . . . . . . . . . . . .  $               478  $              604   $    1,635   $    1,779
Interest rate swap gain (loss) - (net of tax
   expense (benefit) of $25, ($54) and ($32), ($54),
   respectively). . . . . . . . . . . . . . . . . . .                   49                (104)         (61)        (104)
                                                       -------------------  -------------------  -----------  -----------
Comprehensive Income. . . . . . . . . . . . . . . . .  $               527  $              500   $    1,574   $    1,675
                                                       ===================  ===================  ===========  ===========

                               See accompanying Notes to Consolidated Financial Statements.






                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   MARCH 24,    JUNE 24,
ASSETS                                                               2002         2001
                                                                  -----------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      246   $     540
  Accounts receivable, less allowance for doubtful
    accounts of $722 and $729, respectively. . . . . . . . . . .       4,607       4,839
  Notes receivable, current portion, less allowance
    for doubtful accounts of $107 and $263, respectively . . . .         767         958
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       1,870       2,063
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .       1,297       1,285
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .         746         578
                                                                  -----------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .       9,533      10,263
Property, plant and equipment, net . . . . . . . . . . . . . . .      13,800       6,594
Property under capital leases, net . . . . . . . . . . . . . . .         292         576
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .         993       1,897
Long-term notes receivable, less
  allowance for doubtful accounts of $5 and $9,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . .         257           9
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .         358         533
                                                                  -----------  ----------
                                                                  $   25,233   $  19,872
                                                                  ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $    1,497   $   3,245
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       2,016       2,000
  Current portion of long-term debt. . . . . . . . . . . . . . .       1,656       1,250
  Current portion of capital lease obligations . . . . . . . . .         301         486
                                                                  -----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .       5,470       6,981

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      16,805      10,934
  Long-term capital lease obligations. . . . . . . . . . . . . .         156         227
  Other long-term liabilities. . . . . . . . . . . . . . . . . .         935         865
                                                                  -----------  ----------
                                                                      23,366      19,007
                                                                  -----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,955,619 and 14,955,119 shares, respectively
    outstanding  10,057,974 and 10,319,638 shares, respectively.         150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .       7,824       7,823
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .      (2,325)     (2,325)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      15,836      14,201
  Accumulated other comprehensive loss . . . . . . . . . . . . .        (134)        (73)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,635,481 respectively . .     (19,484)    (18,911)
                                                                  -----------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .       1,867         865
                                                                  -----------  ----------
                                                                  $   25,233   $  19,872
                                                                  ===========  ==========

               See accompanying Notes to Consolidated Financial Statements.




                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                   -------------------
                                                                        MARCH 24,        MARCH 25,
                                                                          2002             2001
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,635   $    1,779
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .               1,064        1,002
    Provision for bad debt. . . . . . . . . . . . . . . . . . . .                 135          160
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                 892          784
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                  40         (455)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                 193        1,127
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                (855)        (555)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                 (45)         565
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 (70)         171
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .               2,989        4,578
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .              (8,711)      (2,482)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                  24            -
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .              (8,687)      (2,482)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .               7,909        3,035
  Repayments of long-term bank debt and capital lease obligations              (1,932)      (3,670)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . .                   -       (1,243)
  Proceeds from exercise of stock options . . . . . . . . . . . .                   -          298
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                   -          165
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                (573)        (791)
                                                                   -------------------  -----------
    CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . . .               5,404       (2,206)
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (294)        (110)
Cash and cash equivalents, beginning of period. . . . . . . . . .                 540          484
                                                                   -------------------  -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $              246   $      374
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.




                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                           ------------------
                                                       MARCH 24,       MARCH 25,
                                                           2002            2001
                                                  ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $              723  $      736
  Income taxes . . . . . . . . . . . . . . . . .                  53          25


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Stock issued to officers in exchange for loans  $                -  $      303
  Capital lease obligations incurred . . . . . .                 156           -


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

(2) The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of March 24, 2002, the revolving credit line had an outstanding balance of $7.8 million.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had an outstanding balance of $2.6 million at March 24, 2002 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $8.057 million at March 24, 2002.

(3) Effective February 27, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company entered into an interest rate swap on that date, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The Company entered into an agreement effective December 11, 2001 to modify the termination date and the fixed pay rate of the interest rate swap. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years. SFAS No. 133 requires that for cash flow hedges, which hedge the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 24, 2002, the Company recorded its interest rate swap with a fair value of $203,000 in other liabilities, with the offset recorded in the other comprehensive income component of stockholder's equity and in deferred income taxes. At March 24, 2002, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

(5) The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and will be amortized over the useful life of the asset. For the three months ended March 24, 2002 no interest was capitalized and for the nine months ended March 24, 2002 interest of $179,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility. For the three and nine months ended March 25, 2001 total interest of $43,000 was capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.

(6) On January 18, 2002 the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or caused to be sent unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

(7) At May 7, 2002 interest payments on the Company's note receivable from an officer of the Company were past due, therefore, the note receivable was technically in default. The Company intends to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement. The Company acknowledges that the current collateral on this note receivable may not be sufficient in the event of nonpayment of the note and can, to the extent legally permissible, utilize future amounts owed to the officer as an offset for the amounts due under this obligation. The Company believes that the note receivable, including accrued but unpaid interest, is recoverable through the terms and remedies specified in the Pledge Agreement. The note receivable is reflected as reduction to stockholders' equity.


















(8)The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                INCOME          SHARES    PER SHARE

                                               (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                               ------------  -------------  -------
THREE MONTHS ENDED MARCH 24,  2002
BASIC EPS
Income Available to Common Shareholders . . .  $        478         10,058  $  0.05
Effect of Dilutive Securities - Stock Options                          -
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        478         10,058  $  0.05
                                               ============  =============  =======

THREE MONTHS ENDED MARCH 25,  2001
BASIC EPS
Income Available to Common Shareholders . . .  $        604         10,609  $  0.06
Effect of Dilutive Securities - Stock Options                           1
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        604         10,610  $  0.06
                                               ============  =============  =======



NINE  MONTHS  ENDED  MARCH  24,  2002
BASIC  EPS
Income Available to Common Shareholders       $       1,635         10,104  $  0.16
Effect of Dilutive Securities - Stock Options                            4
                                                                    ------
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                         $       1,635         10,108   $ 0.16
                                             ==============       =======   =======

NINE  MONTHS  ENDED  MARCH  25,  2001
BASIC  EPS
Income Available to Common Shareholders       $       1,779        10,689   $ 0.17
Effect of Dilutive Securities - Stock Options                           4
DILUTED  EPS                                                        -----
Income  Available  to  Common  Shareholders
& Assumed Conversions                         $       1,779        10,693   $ 0.17
                                              ==============      ========  ======







(9) Summarized in the following tables are net sales and operating revenues, operating profit (loss), and geographic information (revenues) for the Company's reportable segments for the three months and nine months ended March 24, 2002, and March 25, 2001.





                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                          -------------------               ------------------

                                           MARCH 24,      MARCH 25,    MARCH 24,    MARCH 25,
                                             2002           2001         2002         2001
                                        ---------------  -----------  -----------  -----------
       (In thousands). . . . . . . . .   (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $       13,292   $   13,723   $   42,475   $   42,457
   Franchise and Other . . . . . . . .           1,868        1,920        5,655        5,812
   Intersegment revenues . . . . . . .             181          224          589          635
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .          15,341       15,867       48,719       48,904
   Other revenues. . . . . . . . . . .             126           99          450          416
   Less intersegment revenues. . . . .            (181)        (224)        (589)        (635)
                                        ---------------  -----------  -----------  -----------
     Consolidated revenues . . . . . .  $       15,286   $   15,742   $   48,580   $   48,685
                                        ===============  ===========  ===========  ===========

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $          648   $      797   $    2,053   $    2,504
   Franchise and Other (1) . . . . . .             757          661        2,117        2,008
   Intersegment profit . . . . . . . .              56           68          167          196
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .           1,461        1,526        4,337        4,708
   Other profit or loss. . . . . . . .             126           99          450          416
   Less intersegment profit. . . . . .             (56)         (68)        (167)        (196)
   Corporate administration and other.            (807)        (642)      (2,143)      (2,179)
                                        ---------------  -----------  -----------  -----------
     Income before taxes . . . . . . .  $          724   $      915   $    2,477   $    2,749
                                        ===============  ===========  ===========  ===========

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $       15,129   $   15,678   $   48,201   $   48,424
   Foreign countries . . . . . . . . .             157           64          379          261
                                        ---------------  -----------  -----------  -----------
     Consolidated total. . . . . . . .  $       15,286   $   15,742   $   48,580   $   48,685
                                        ===============  ===========  ===========  ===========

      (1)             Does  not  include  full  allocation  of  corporate  administration.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 24, 2002 compared to the quarter and nine months ended March 25, 2001.

     Diluted earnings per share for the third quarter of the current fiscal year were $0.05 versus $0.06 for the same period last year. For the nine months ended March 24, 2002, diluted earnings per share were $0.16 versus $0.17 for the same period last year. Net income for the quarter decreased 21% to $478,000 from $604,000 for the same quarter last year. For the nine months ended March 24, 2002, net income decreased 8% to $1,635,000 from $1,779,000 compared to the same period last year.

     Food and supply sales for the quarter decreased 3% to $13,292,000 from $13,723,000 compared to the same period last year. This decrease is the result of lower chainwide sales which is partially offset by higher cheese prices. For the nine month period, food and supply sales increased slightly to $42,475,000 from $42,457,000 for the same period last year. During the first nine months, lower chainwide sales were offset by higher cheese prices.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, increased 4% or $50,000 for the quarter and $5,000 for the nine month period, compared to the same periods last year. These increases are primarily the result of higher international area development fees.

     Restaurant sales, which consists of revenue generated by Company-owned training stores, decreased 17% or $102,000 for the quarter compared to the same period of the prior year. For the nine month period, restaurant sales decreased 9% or $162,000. The temporary closing of the delco unit during the first week of September 2001 was partially offset by higher comparable sales at the two full service units.

     Other income consists primarily of interest income and non-recurring revenue items. Other income for the quarter increased 27% or $27,000 and 8% or $34,000 year to date compared to the prior year. This is the result of increased vendor incentives, which were offset by lower interest income.

     Cost of sales decreased 3% or $407,000 for the quarter and increased 1% or $350,000 for the nine month period. As a percentage of sales for the quarter, cost of sales remained at 91% compared to the same period of the prior year. For the nine months, cost of sales, as a percentage of sales, increased to 92% from 91%. Higher rent expense in the first five months of the fiscal year were partially offset by lower fuel costs.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 1% or $5,000 for the quarter and decreased 3% or $57,000 for the nine month period compared to the same periods last year.

     General and administrative expenses increased 6% or $52,000 for the quarter and increased 1% or $17,000 for the first nine months, compared to the same periods last year. This is primarily a result of increased building expenses associated with the Company's relocation to its new corporate headquarters, including the continuation of lease expenses at the Company's previous headquarters facility.

     Interest expense increased 43% or $85,000 for the quarter compared to the same period last year due to higher debt levels, which were partially offset by lower interest rates. Interest expense decreased 20% or $143,000 for the first nine months, compared to the same period last year due to lower interest rates and capitalized interest on funds used in construction of the new corporate headquarters, which were partially offset by higher average debt levels.



                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $2,989,000 during the first nine months of fiscal 2002 and was utilized, in conjunction with additional borrowings and a portion of its cash balance, primarily to fund capital expenditures and to reacquire 262,100 shares of its own common stock for $572,724.

     Capital expenditures of $8,711,000 during the first nine months consist primarily of development and construction costs for the new corporate headquarters.

     The Company continues to realize substantial benefit from the utilization of its net operating loss carry forwards (which currently total $2.8 million and expire in 2005 and 2006) to reduce its federal tax liability from the 34% tax rate reflected on its statement of operations to no actual cash payment. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize its net deferred tax asset balance ($2.3 million as of March 24, 2002) without reliance on material, non-routine income. Taxable income in future years at the current level would be sufficient for full realization of the net tax asset.

     The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. As of March 24, 2002, the revolving credit line had an outstanding balance of $7.8 million.

              The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had an outstanding balance of $2.6 million at March 24, 2002 and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%.

              The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal and interest payments due monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $8.057 million at March 24, 2002.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.



On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or caused to be sent unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

At May 7, 2002 interest payments on the Company's note receivable from an officer of the Company were past due; therefore, the note receivable was technically in default. The Company intends to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement. The Company acknowledges that the current collateral on this note receivable may not be sufficient in the event of nonpayment of the note and can, to the extent legally permissible, utilize future amounts owed to the officer as an offset for the amounts due under this obligation. The Company believes that the note receivable, including accrued but unpaid interest, is recoverable through the terms and remedies specified in the Pledge Agreement. The note receivable is reflected as reduction to stockholders' equity.

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

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of The Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 24, 2002 (in thousands):


                                           Less Than 1  1-3     4-5  After 5

                                      Total    Year    Years   Years   Years
                                     -------  ------  -------  ------  ------

Long-term debt. . . . . . . . . . .  $18,461  $1,656  $ 9,967  $  812  $6,026
Operating lease obligations (1) . .    4,856   1,387    2,062   1,258     149
Capital lease obligations (2) . . .      397     314       54      25       4
                                     -------  ------  -------  ------  ------
Total contractual cash obligations.  $23,714  $3,357  $12,083  $2,095  $6,179
                                     =======  ======  =======  ======  ======


(1)Includes a lease dated March 21, 2002 the Company entered into for new tractors. Per the terms of the lease the obligations begin upon receipt of the tractors which is estimated to be October 2002. The above table reflects the obligations beginning at that time.
(2)     Does  not  include  amount  representing  interest.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis is based on the Company's consolidated financial statements and related footnotes contained within this report. The Company's more critical accounting policies used in the preparation of those consolidated financial statements are discussed below.

     The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales." Shipping and handling costs billed to customers are recognized as revenue.

     Franchise revenue consists of income from license fees, royalties, and Territory sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned.

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

     The  preparation  of  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowances, and legal accruals. Actual results could differ from those estimates.

     Inventories, which consist primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out) cost or market. Provision is made for obsolete inventories and is based upon management's assessment of the market conditions for its products.

     Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and trade receivables. These notes generally have terms ranging from one to five years and interest rates of 6.5% to 11.5%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company's analysis of existing net operating losses and tax credits by jurisdiction and expectations of the Company's ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies. The Company has net deferred tax assets totaling $2.3 million related primarily to net operating loss carryforwards at March 24, 2002.

                                   MARKET RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities which bear interest based on floating rates.

     At March 24, 2002 the Company has approximately $18.5 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.51%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at March 24, 2002 would change interest expense by approximately $54,000 for the nine months.













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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. in the District Court, L-193rd Judicial District, Dallas County, Texas (Cause No. 01-11043). The suit alleges Pizza Inn sent or caused to be sent unsolicited facsimile advertisements to plaintiff and others in violation of (i) 47 U.S.C. Section 227(b)(1)(C) and (b)(3), the Telephone Consumer Protection Act, and (ii) Texas Business and Commerce Code
Section 35.47. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.







ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

     There are no exhibits with this report. No reports on Form 8-k were filed in the quarter for which this report is filed.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and
                                        Principal  Financial  Officer





                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Vice  President
                                        Principal  Accounting  Officer







Dated:  May  7,  2002