Form 10-K
period 2002-06-30
PIZZA INN INC /MO/
filed 2002-09-27
CIK 718332

5

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  2002.
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                         COMMISSION FILE NUMBER 0-12919

                                 PIZZA INN, INC.
             (Exact name of registrant as specified in its charter)

                             MISSOURI     47-0654575
                 (State  or  jurisdiction  of     (I.R.S.  Employer
                   incorporation  or  organization)     Identification  No.)

                              3551  PLANO  PARKWAY
                         THE  COLONY,  TEXAS     75056
(Address  of  principal  executive  offices)     (Zip  Code)

     Registrant's telephone number, including area code:     (469) 384-5000
      Securities Registered Pursuant to Section 12(b) of the Act:     NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 EACH
                                (Title of Class)

     At September 13, 2002, there were 10,058,324 shares of the registrant's Common Stock outstanding, and the aggregate Market value of registrant's Common Stock held by non-affiliates was $16,847,693, based upon the average of the bid and ask prices.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes    No
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 2002, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name that was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn".

     On September 13, 2002, the Pizza Inn system consisted of 427 units, including two Company owned and operated units, a third that the Company is currently in the process of relocating, and 424 franchised units. The Company-operated units are used for product testing and franchisee training, in addition to serving customers. The domestic franchised units are comprised of 216 full service units, 55 delivery/carry-out units, 15 self serve buffet units, and 78 franchised Express units. The international franchised units are comprised of 20 full service units, 25 delivery/carry-out units and 15 Express units. Pizza Inn units are currently located in 20 states and 11 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina, and Mississippi accounting for approximately 32%, 16%, and 8% of the total, respectively. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

     On August 21, 2002, C. Jeffery Rogers, the Company's former Chief Executive Officer, resigned his position with the Company.

PIZZA  INN  RESTAURANTS

     Full service restaurants ("Full Service") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (Original Thin Crust, New York Pan, and Italian Crust), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The current standard Full Service units are between 3,000 and 5,000 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line arrangements, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Full Service units, except for buffet. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

     The Self Serve Buffet restaurant ("Self Serve") offers items from the full dine-in menu, and features delivery, carryout, and a self-serve buffet and beverage station. The Self Serve can be free-standing or located in a strip center. Slightly larger than a Delco, it ranges in size from 2,400 to 2,600 square feet and seats approximately 60 customers.

     Express Serve units ("Express"), are typically located in a convenience store, college campus, airport terminal, or other commercial facility. They have limited or no seating and offer quick carry-out service of a limited menu of pizza and other foods and beverages. An Express unit typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial facility or who is licensed at one or more locations within the facility.

FRANCHISING

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, thus present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions that: (i) provide an initial franchise term of 20 years (except as described below) and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and (iv) except for Express units, prohibit the development of one unit within a specified distance from another.

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Full Service unit, $15,000 for a Self Serve, $7,500 for a Delco, and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Full Service or Self Serve unit, 10 years for a Delco, plus a renewal term of 10 years in both cases, and an initial term of five years for an Express unit plus a renewal term of five years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Full Service, Self Serve, or Delco, and 6% of gross sales for an Express unit, and (v) required advertising expenditures of at least 5% of gross sales for a Full
Service,  Self  Serve  and  a  Delco,  and  2%  for  an  Express  unit.

     The Company has adopted a franchising strategy that has three major components: continued development within existing Pizza Inn market areas, development of new domestic territories, and continued growth in the international arena. As a cornerstone of this approach, the Company offers, to certain experienced restaurant operators, area developer rights in both new and existing domestic markets. An area developer pays a negotiated fee to purchase the right to operate or develop, along with the Company, Pizza Inn restaurants within a defined territory, typically for a term of 20 years plus renewal options for 10 years. The area developer agrees to a new store development schedule and assists the Company in local franchise service and quality control. In return, half of the franchise fees and royalties earned on all units within the territory are retained by the area developer during the term of the agreement. Similarly, the Company offers master franchise rights to develop
Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules, and ongoing royalties.

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

FOOD  AND  SUPPLY  DISTRIBUTION

     The Company's Norco division offers substantially all of the food and paper products, equipment and other supplies necessary to operate a Pizza Inn restaurant. Franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system. In addition, the vast majority of franchisees also purchase other supplies from Norco.

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




ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a Texas non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Full Service, Self Serve or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Full Service, Self Serve, and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a Board of Trustees comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing, and other services to PIAP and is paid by PIAP for such services. On September 13, 2002, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund purchases of Express unit marketing materials and similar expenditures. Express units may also voluntarily contribute up to 2% of their gross sales to the Royalty Rebate Advertising Program ("RRAP"). The RRAP contributions are matched by the Company and used to help fund purchases of Express unit marketing materials and similar expenditures.

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

TRAINING

     The Company offers numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management, and other aspects of restaurant operation. The training programs include group classes, supervised work in Company-operated units, and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video tapes and printed materials produced by the Company.

WORKING  CAPITAL  PRACTICES

     The Company's Norco division maintains a sufficient inventory of food and other consumable supplies that it typically distributes to Pizza Inn units on a weekly basis. The Company's accounts receivable and notes receivable consist primarily of receivables from food and supply sales, equipment sales, and accrued franchise royalties.

GOVERNMENT  REGULATION

The Company is subject to registration and disclosure requirements and other restrictions under federal and state franchise laws. The Company's Norco division is subject to various federal and state regulations, including those regarding transportation of goods, food labeling, safety, sanitation, distribution, and vehicle licensing.

     The development and operation of Pizza Inn units are subject to federal, state, and local regulations, including those pertaining to zoning, public health, and alcoholic beverages, where applicable. Many restaurant employees are paid at rates related to the minimum wage established by federal and state law. Increases in the federal minimum wage can result in higher labor costs for the Company operated units, as well as its franchisees, which may be partially offset by price increases or operational and equipment efficiencies.

EMPLOYEES

     On September 13, 2002, the Company had approximately 220 employees, including 67 in the Company's corporate office, 76 at its Norco division, and 28 full-time and 49 part-time employees at the Company-operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

COMPETITION

     The restaurant business is highly competitive. The Company and its franchisees compete with other national and regional pizza chains, independent pizza restaurants, and other restaurants that serve moderately priced foods. The Company believes that Pizza Inn units compete primarily on the basis of the quality, value and price of their food, the consistency and level of service, and the location, attractiveness, and cleanliness of their restaurant facilities. Because of the importance of brand awareness, the Company has increased its development emphasis on individual market penetration and local cooperative advertising by franchisees.

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

SUBSEQUENT  EVENTS

     On August 21, 2002, C. Jeffery Rogers, the Company's former Chief Executive Officer, resigned his position with the Company. In addition, pursuant to the terms of that certain Severance Agreement and Release ("Agreement") dated August 21, 2002 between C. Jeffery Rogers and Pizza Inn, Inc. the Company paid Mr. Rogers $195,000 in lieu of salary and made certain other payments as described in the Agreement which is attached as Exhibit 10.12 to this filing.






ITEM  2  -  PROPERTIES

     In November 2001 the Company moved into a new 40,000 square foot facility housing its corporate office and training center, and a 100,000 square foot warehouse and distribution facility. These buildings were constructed on approximately 11 acres of land the Company purchased in The Colony, Texas in December 2000. Refer to the notes to the consolidated financial statements for information concerning financing terns and construction costs.

     The Company continues to lease 20,677 square feet in Dallas, Texas that it previously occupied as its corporate office. The lease expires in April 2003 but the Company is actively marketing the premises for a subtenant.

          Each of the Company-operated Pizza Inn restaurants (all located in Texas) are leased. The Company-operated units range in size from approximately 2,500 to 3,600 square feet and incur annual minimum rent between $12.50 and $20.00 per square foot. Some of the leases require payment of additional rent based upon a percentage of gross sales and require the Company to pay for repairs, insurance and real estate taxes. The leases are renewable and will expire in 2005 and 2007.

ITEM  3  -  LEGAL  PROCEEDINGS

     Certain pending legal proceedings exist against the Company that the Company believes are not material or have arisen in the ordinary course of its business.

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

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2002.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 13, 2002, there were 2,440 stockholders of record of the Company's Common Stock.

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




                                              Actual Trade
                                             Executed Price
                                          High         Low
                                     --------------  -------
 2002
    First Quarter Ended 9/23/2001 .         2 17/64  1 27/32
    Second Quarter Ended 12/23/2001         2  5/32  1  1/32
    Third Quarter Ended 3/24/2002 .         1 43/64  1 13/64
    Fourth Quarter Ended 6/30/2002.         1 35/64  1  3/32

 2001
    First Quarter Ended 9/24/2000 .               4  2 15/16
    Second Quarter Ended 12/24/2000          3  3/8   1  5/8
    Third Quarter Ended 3/25/2001 .          2  7/8  1  7/16
    Fourth Quarter Ended 6/24/2001.          2  1/4   1  5/8


Under the Company's bank loan agreement, the Company is limited in its ability to pay dividends or make other distributions on the common stock. The Company did not pay any dividends on its common stock during the fiscal year ended June 30, 2002. The Company paid dividends of $1,243,000, or $.12 per share, for the fiscal year ended June 24, 2001. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 30, 2002, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with SFAS 128.



                                                              Year Ended
                                                              -----------
                                             June 30,    June 24,    June 25,   June 27,  June 28,
                                               2002       2001        2000       1999     1998
                                            --------  ---------  ----------  ---------  -----
(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    66,642  $  65,268  $  67,640  $  67,261   $  65,269

  Income before taxes. . . . . . . . . .        1,723      3,921      4,389      4,096       7,023
  Net income . . . . . . . . . . . . . .        1,137      2,480      2,884      2,752       4,880
  Basic earnings per common share. . . .         0.11       0.23        .25        .24         .38
  Diluted earnings per common share. . .         0.11       0.23        .25        .23         .36
  Dividends declared per common share. .          -         0.12        .24     (2).18    (1)  .24

SELECTED BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . .       24,614     19,872     17,691     18,586      21,773
  Long-term debt and
       capital lease obligations . . . .       15,227     11,161     10,655      6,944       5,454

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

FISCAL  2002  COMPARED  TO  FISCAL  2001

          Diluted earnings per share decreased 52% to $0.11 from $0.23 in the prior year. Net income decreased 54% to $1,137,000 from $2,480,000 in the prior year, on revenues of $66.6 million in the current year and $65.3 million in the prior year. Pre-tax income decreased 56% to $1,723,000 from $3,921,000. The decrease in net income was primarily attributable to a pretax charge of approximately $1.9 million to reserve for a note receivable owed to the Company from C. Jeffrey Rogers, the Company's former Chief Executive Officer. Based on a review of certain financial information provided by Mr. Rogers, the Board of Directors of the Company has determined the collection of the loan of approximately $1.9 million from the Company to Mr. Rogers is doubtful. The
Company recorded the charge in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment by Mr. Rogers. The Company intends, to the extent legally permissible, to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement. On August 21, 2002, C. Jeffery Rogers, the Company's former Chief Executive Officer, resigned his position with the Company.

     Results of operations for fiscal 2002 include fifty-three weeks versus fifty-two weeks in fiscal 2001.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Total food and supply sales increased 1% to $57.7 million from $57.0 million in the prior year. Higher cheese prices, the additional week of operations, and increased sales of marketing materials were partially offset by lower chainwide retail sales.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, increased 3% or $155,000 in fiscal 2002 primarily due to the sale of an international master license.

     Restaurant sales, which consist of revenue generated by Company-operated stores, for the year decreased 9% or $212,000 compared to the same period of the prior year. This is the result of the temporary closing of the Delco unit in September 2001.

     Other income primarily consists of interest income and non-recurring revenue items. Other income increased 137% or $724,000 primarily due to the non-cash reversal of a $700,000 reserve which was originally set up as the Company emerged from bankruptcy, and is now deemed unnecessary.

     Cost of sales increased less than 1% to $54.1 million from $53.8 million in the prior year. As a percentage of sales, cost of sales decreased to 90.5% from 90.6% compared to the prior year. Higher cost of sales due to the additional week of operations, as described above, were offset by lower fuel costs.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These costs increased 8% or $217,000 compared to last year primarily due to the additional week of operations and increased expenses for training materials.

     General and administrative expenses increased 22% or $839,000 in fiscal 2002. This is primarily the result of the full provision for all remaining rent expense at the Company's former corporate headquarters of approximately $304,000 and additional legal reserves of $165,000. Additionally, property taxes and insurance associated with the new facility, along with the extra week of operations in fiscal 2002, all contributed to higher general and administrative expenses.

     Interest expense decreased less than 1% or $4,000 in the current year. Lower interest rates and increased capitalized interest on funds used in construction of the new corporate office and distribution facility were partially offset by higher debt levels in the current year.

     Provision for income taxes decreased 59% or $855,000 due to lower income. The effective tax rate was 34% compared to 37% in the prior year. The decrease in the effective tax rate is primarily due to a decrease in nondeductible permanent differences, which were partially offset by a change in the valuation allowance due to the potential expiration of certain foreign tax carryforwards.

     During fiscal 2002, the Company opened for business a total of 37 new Pizza Inn franchise units, including 29 domestic and 8 international units. Domestically, 46 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly, 8 international units were closed.

FISCAL  2001  COMPARED  TO  FISCAL  2000

     Diluted earnings per share decreased 8% to $0.23 from $0.25 in the prior year. Net income decreased 14% to $2,480,000 from $2,884,000 in the prior year, on revenues of $65.3 million in the current year and $67.6 million in the prior year. Pre-tax income decreased 11% to $3,921,000 from $4,389,000. The Company considers pre-tax income to be the best measure of its performance due to the significant benefit of its net operating loss carryforwards. These carryforwards, which total $2.8 million at June 24, 2001, reduce the income taxes paid by the Company from the 34% statutory rate to the minimum tax rate of approximately 2%.

     Food and supply sales by the Company's distribution division decreased 4% to $57.0 million from $59.1 million in the prior year as a result of fewer stores, softer retail sales, and slightly lower cheese prices. International food and supply sales decreased $554,000 from the prior year due to lower sales and store closings caused primarily by poor economic and social conditions in international markets. Domestic and international equipment sales decreased
12.6%,  or  $213,000  from  the  prior  year  due  to  fewer  store  openings.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 6% or $325,000 in fiscal 2001. Royalty revenue decreased 5% or $294,000 compared to last year, mainly resulting from a decrease in domestic and international chainwide sales.

     Restaurant sales, which consist of revenue generated by Company-owned stores, for the year decreased less than 1% or $6,000 compared to the same period of the prior year.

     Other income consists of primarily interest income and non-recurring revenue items. Other income increased 15% or $69,000 due to higher vendor incentives in the current year, the sale of promotional items, and increased interest income.

     Cost of sales decreased 4% to $53.8 million from $55.9 million in the prior year. As a percentage of sales, cost of sales decreased to 90.6% from 90.9% compared to the prior year. Cost of sales decreased primarily due to lower food and supply sales as noted above, which was partially offset by higher vehicle costs, depreciation and amortization, and rent expense.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These costs decreased 1% or $36,000 compared to last year.

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

     Provision for income taxes decreased 4% or $64,000 in the current year due to lower income. The effective tax rate was 37% compared to 34% in the prior year. The increase in the effective tax rate is primarily due to an increase in permanent differences from the prior year.

     During fiscal 2001, the Company opened for business a total of 35 new Pizza Inn franchise units, including 27 domestic and 8 international units. Domestically, 58 units, including 25 Express units, were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Similarly, 23 international units were closed, of which 11 were kiosk units.





                               FINANCIAL CONDITION

     Cash and cash equivalents increased $230,000 in fiscal 2002. The Company used the cash flow generated from operations plus the proceeds from increased net bank borrowings of $4.5 million to fund approximately $9.0 million of capital expenditures consisting primarily of construction costs for the new corporate office and distribution center, and approximately $573,000 to reacquire 262,100 shares of its own common stock at prevailing prices on the open market.

     At June 30, 2002 the net deferred tax asset balance was $2.6 million. This balance includes various temporary differences. At June 30, 2002, the Company has a valuation allowance of $225,000 which consists primarily of foreign tax credit carryforwards that may expire before they can be utilized. The Company believes that it is more likely than not that these credits will not be realized.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $225,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income.

     The Company has realized substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability and expects to realize a benefit in future years from the utilization of its temporary differences, which currently total $2.6 million. In accordance with SFAS 109, carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 34%, 37%, and 34% for fiscal years 2002, 2001 and 2000, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 0%, 0% and 2% for fiscal years 2002, 2001, and 2000, respectively, is significantly less than the corporate rate reflected on the Company's statement of operations. As of June 30, 2002, the net operating loss carryforwards have been fully utilized. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $5,560,000 in fiscal 2002 and was used primarily, in conjunction with additional borrowings, to fund capital expenditures and to reacquire the Company's common stock.

     The Company increased its net bank borrowings by $4.5 million to $16.7 million at June 30, 2002 from $12.2 million at June 24, 2001 primarily as a result of construction costs and equipment for the new corporate office and distribution center.

     During fiscal 2002 the Company purchased 262,100 shares of its own common stock on the open market for a total price of approximately $573,000. This brings the total number of shares in treasury to 4,897,645 as of June 30, 2002.

     Capital expenditures of $8,952,000 during fiscal 2002 consist primarily of construction costs and equipment for the new corporate office and distribution center.

     The Company's future requirements for cash relate primarily to the repayment of debt, capital expenditures, including information system upgrades and miscellaneous equipment, and the possible periodic purchase of its own common stock.

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

     At June 30, 2002 the Company had approximately $16.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.02%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 30, 2002 would change interest expense by approximately $67,000.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 30, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 30, 2002 (in thousands):




                                          Less Than 1   1-3     4-5    After 5
                                      Total . Year     Years   Years     Years
-----------------------------------  -------  ------  --------  ------
Bank debt . . . . . . . . . . . . .  $16,747  $1,656  $  7,948  $  406  $6,737
Operating lease obligations (1) . .    4,605   1,399     2,741     465       -
Capital lease obligations (2) . . .      365     229       123      13       -
                                     -------  ------  --------  ------  ------
Total contractual cash obligations.  $21,717  $3,284  $ 10,812  $  884  $6,737
                                     =======  ======  ========  ======  ======





(1) Includes a lease dated March 21, 2002 the Company entered into for new tractors. Per the terms of the lease the obligations begin upon receipt of the tractors which is estimated to be October 2002. The above table reflects the obligations beginning at that time.

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

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and trade receivables. These notes generally have terms ranging from one to five years and interest rates of 8% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company's analysis of existing tax credits by jurisdiction and expectations of the Company's ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.

                        TRANSACTIONS WITH RELATED PARTIES

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 12 restaurants located in Arkansas. Purchases by this franchisee comprised
6% of the Company's total food and supply sales in fiscal 2002. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal 2002. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 30, 2002, his accounts and note payable to the Company were $685,669.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $1,949,698 to C. Jeffery Rogers in the form of promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffery Rogers. The note is reflected as a reduction to stockholders' equity.

In October 1999, the Company loaned $557,056 to Ronald W. Parker in the form of promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to stockholders' equity.

In July 2000, the Company loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. In October 2000, a $164,647 principal payment was made on the note. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to stockholders' equity.

The Board of Directors of the Company, based upon a review of certain financial information provided by C. Jeffery Rogers, determined that the collection of a promissory note previously signed with C. Jeffery Rogers, of approximately $1.9 million is doubtful at June 30, 2002. The Company recorded the charge in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment. The Company intends, to the extent legally permissible, to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement.

                      EQUITY COMPENSATION PLAN INFORMATION

A summary of equity compensation under all of the Company's stock option plans follows:





                       Number of Securities to    Weighted-average       Number of Securities
                       be issued upon exercise  exercise price of      remaining available for
Plan. . . . . . . . .  of outstanding options,  outstanding options,   future issuance under
Category. . . . . . .  warrants, and rights     warrants, and rights   equity compensation plans
---------------------  -----------------------  ---------------------  -------------------------
Equity Compensation
plans approved by . .                1,591,233  $                3.76                    677,384
security holders

Equity compensation
plans not approved by                        -                      -                          -
security holders

Total . . . . . . . .                1,591,233  $                3.76                    677,384
                       =======================  =====================  =========================





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

                                 PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedules:



FINANCIAL  STATEMENTS                                           PAGE  NO.


Report  of  Independent  Accountants.                                         16

Consolidated  Statements  of  Operations  for  the  years  ended
     June  30,  2002,  June  24,  2001,  and  June  25,  2000.                17

Consolidated  Statements  of  Comprehensive  Income  for  the years
ended   June  30,  2002,  June  24,  2001,  and  June  25,  2000              17

Consolidated  Balance  Sheets  at  June  30,  2002  and  June  24,  2001      18

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  30,  2002,  June  24,  2001,  and  June  25,  2000.         19

Consolidated  Statements  of  Cash  Flows  for  the  years  ended June 30, 2002,
     June  24,  2001,  and  June  25,  2000.                                  20

Notes  to  Consolidated  Financial  Statements.                               22



     FINANCIAL  STATEMENT  SCHEDULES


     Schedule  II   -  Consolidated  Valuation  and  Qualifying  Accounts     35

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

 SIGNATURES
Certifications                                                                40
SECTION  906  CERTIFICATION  OF  THE  CEO
SECTION  906  CERTIFICATION  OF  THE  PRINCIPAL  ACCOUNTING  OFFICER

                        REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 30, 2002 and June 24, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS  LLP
Dallas,  Texas
September  27,  2002



                                                          PIZZA INN, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                            YEAR ENDED
                                                                                    ------------------------
                                                                        JUNE 30,                 JUNE 24,                 JUNE 25,
                                                                           2002                     2001                      2000
                                                        ------------------------  -----------------------  -----------------------
REVENUES:
  Food and supply sales. . . . . . . . . . . . . . . .  $                57,727   $               57,020   $                59,130
  Franchise revenue. . . . . . . . . . . . . . . . . .                    5,528                    5,373                     5,698
  Restaurant sales . . . . . . . . . . . . . . . . . .                    2,134                    2,346                     2,352
  Other income . . . . . . . . . . . . . . . . . . . .                    1,253                      529                       460
                                                        ------------------------  -----------------------  -----------------------
                                                                         66,642                   65,268                    67,640
                                                        ------------------------  -----------------------  -----------------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . .                   54,146                   53,783                    55,910
  Franchise expenses . . . . . . . . . . . . . . . . .                    2,865                    2,648                     2,684
  General and administrative expenses. . . . . . . . .                    4,709                    3,870                     3,682
  Provision for bad debt (see Note J). . . . . . . . .                    2,367                      210                       225
  Interest expense (net of capitalized interest of
    $178, $102, and $0, respectively). . . . . . . . .                      832                      836                       750
                                                        ------------------------  -----------------------  -----------------------
                                                                         64,919                   61,347                    63,251
                                                        ------------------------  -----------------------  -----------------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . .                    1,723                    3,921                     4,389

  Provision for income taxes . . . . . . . . . . . . .                      586                    1,441                     1,505
                                                        ------------------------  -----------------------  -----------------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . .                 1,137                    2,480                    2,884
                                                        ========================  =======================  =======================

BASIC EARNINGS PER COMMON SHARE. . . . . . . . . . . .                   0.11                     0.23                     0.25
                                                        ========================  =======================  =======================

DILUTED EARNINGS PER COMMON SHARE. . . . . . . . . . .                   0.11                     0.23                     0.25
                                                        ========================  =======================  =======================

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . . . . .                       -                    0.12                     0.24
                                                        ========================  =======================  =======================

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . .                   10,092                   10,635                    11,316
                                                        ========================  =======================  =======================

WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES . . . . . . . . .                   10,095                   10,639                    11,441
                                                        ========================  =======================  =======================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)

                                                                                          YEAR ENDED
                                                                   ------------------------------------------------------
                                                                      JUNE 30, . . .  . . . . .  JUNE 24,                JUNE 25,
                                                                           2002                     2001                     2000
                                                        ------------------------  -----------------------  -----------------------

    Net Income . . . . . . . . . . . . . . . . . . . .  $                 1,137   $                2,480   $                 2,884
    Interest rate swap loss (net of tax of $129, $38,
        and $0, respectively). . . . . . . . . . . . .                     (251)                     (73)                        -
    Comprehensive Income . . . . . . . . . . . . . . .  $                   886   $                2,407   $                 2,884
                                                        ========================  =======================  =======================

                                   See accompanying Notes to Consolidated Financial Statements.


                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JUNE 30,               JUNE 24,
ASSETS                                                                       2002                   2001
                                                                     ---------------------  ---------------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                770   $                540
  Accounts receivable, less allowance for doubtful
    accounts of $829 and $729, respectively . . . . . . . . . . . .                 3,867                  4,839
  Notes receivable, current portion, less allowance
    for doubtful accounts of $354 and $263, respectively. . . . . .                   332                    958
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,526                  2,063
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . .                 1,297                  1,285
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   905                    578
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                 8,697                 10,263
Property, plant and equipment, net. . . . . . . . . . . . . . . . .                13,567                  6,594
Property under capital leases, net. . . . . . . . . . . . . . . . .                   337                    576
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . .                 1,347                  1,897
Long-term notes receivable, less
  allowance for doubtful accounts of $20 and $9, respectively . . .                   191                      9
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .                   475                    533
                                                                     ---------------------  ---------------------
                                                                     $             24,614   $             19,872
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              1,527   $              3,245
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 2,529                  2,000
  Current portion of long-term debt . . . . . . . . . . . . . . . .                 1,656                  1,250
  Current portion of capital lease obligations. . . . . . . . . . .                   229                    486
                                                                     ---------------------  ---------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                 5,941                  6,981

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                15,091                 10,934
  Long-term capital lease obligations . . . . . . . . . . . . . . .                   136                    227
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   517                    865
                                                                     ---------------------  ---------------------
                                                                                   21,685                 19,007
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 14,955,819 and 14,955,119 shares, respectively;
    outstanding 10,058,174 and 10,319,638 shares, respectively. . .                   150                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 7,824                  7,823
  Loans to officers, less allowance for doubtful
    accounts of $1,750 and $0, respectively . . . . . . . . . . . .                  (575)                (2,325)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                15,338                 14,201
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                  (324)                   (73)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,635,481, respectively . . .               (19,484)               (18,911)
                                                                     ---------------------  ---------------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .                 2,929                    865
                                                                     ---------------------  ---------------------
                                                                     $             24,614   $             19,872
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.





                                                     PIZZA INN, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (IN THOUSANDS)
                                                                                            ACCUM.
                                                           ADDITIONAL                        OTHER     TREASURY
                                 COMMON STOCK              PAID-IN    LOANS TO    RETAINED    COMP.     STOCK
                                 -------------
                                 SHARES          AMOUNT    CAPITAL    OFFICERS    EARNINGS    LOSS      AT COST    TOTAL
                                 -------------  --------  ---------  ----------  ----------  ------  ---------  --------

BALANCE, JUNE 27, 1999. . . .      11,408          $ 149   $   7,321  $      -   $  14,375   $    -  $(15,786)  $ 6,059
                                 -------------  --------  ---------  ----------  ----------  ------  ---------  --------

Stock options exercised . . . .        47              1          83          -         (1)       -        61       144
Loans to officers for exercise
     of stock options . . . . .       900              -           -     (2,250)    (1,296)       -     3,546         -
Tax benefits associated
    with stock options. . . . .         -              -          303         -          -        -         -       303
Employee incentive options. . .         -              -            1         -          -        -         -         1
Dividends paid. . . . . . . . .         -              -            -         -     (2,799)       -         -    (2,799)
Acquisition of treasury
     stock (see Note K) . . .      (1,710)             -            -         -          -        -    (6,103)   (6,103)
Net income. . . . . . . . . . .         -              -            -         -      2,884        -         -     2,884
                              ------------       --------    --------- --------- ----------   ------ ---------  --------

BALANCE, JUNE 25, 2000. . . . .    10,645       $    150    $   7,708 $  (2,250) $  13,163   $    -  $(18,282)  $   489
                                 -------------  --------  ---------  ----------  ----------  ------  ---------  --------

Stock options exercised               215              -           37         -      (199)         -      700       538
Loans  to  officers  for
    exercise of stock options           -              -            -      (240)        -          -        -      (240)
Principal  repayment  of  loans
    by officers                         -              -            -       165         -          -        -       165
Tax  benefits  associated
    with stock options                  -              -           77         -         -          -        -        77
Employee incentive options              1              -            1         -         -          -        -         1
Dividends paid                          -              -            -         -    (1,243)         -        -    (1,243)
Acquisition  of  treasury
    stock (see Note K)               (541)             -            -         -         -          -    (1,329)  (1,329)
Interest rate swap loss                                                                                                -
    (net of tax of $38)                 -              -            -         -         -        (73)        -      (73)
Net income                              -              -            -         -     2,480          -         -    2,480
                           --------------   -------------   ----------  -------     -----    --------   ------  --------

BALANCE, JUNE 24, 2001             10,320        $   150   $    7,823  $ (2,325) $ 14,201   $    (73)$ (18,911) $    865
                                 --------        --------  ----------- --------- --------  ---------- --------- --------

Employee incentive options              -              -            1         -         -          -         -         1
Acquisition  of  treasury
    stock (see Note K)               (262)             -            -         -         -          -      (573)    (573)
Allowance  for
    doubtful accounts                   -              -            -     1,750         -          -         -    1,750
Interest  rate  swap  loss
    (net of tax of $129)                -              -            -         -         -       (251)        -     (251)
Net income                              -              -            -         -     1,137          -         -    1,137
                                ----------    -----------   ----------  --------    -----      ------    ------  -------
BALANCE, JUNE 30, 2002             10,058        $   150   $    7,824   $  (575) $ 15,338$    $ (324) $(19,484) $ 2,929
                                 ========       ========   ========== ========== ========= ========== ========= ========


                             See  accompanying  Notes  to  Consolidated  Financial  Statements.




                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)


                                                                                           YEAR ENDED
                                                                                       -----------------------
                                                                     JUNE 30,                 JUNE 24,                  JUNE 25,
                                                                      2002                        2001                     2000
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .  $                1,137   $                2,480   $                2,884
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . .                   1,337                    1,343                    1,210
      Provision for bad debt . . . . . . . . . . . . .                   2,367                      210                      225
      Deferred income taxes. . . . . . . . . . . . . .                     538                    1,247                    1,127
    Changes in assets and liabilities:
      Notes and accounts receivable. . . . . . . . . .                     799                     (263)                    (196)
      Inventories. . . . . . . . . . . . . . . . . . .                     537                      847                     (517)
      Accounts payable - trade . . . . . . . . . . . .                    (825)                     102                     (390)
      Accrued expenses . . . . . . . . . . . . . . . .                     240                      102                      111
      Deferred franchise revenue . . . . . . . . . . .                      38                      (10)                    (109)
      Prepaid expenses and other . . . . . . . . . . .                    (608)                     362                      233
                                                        -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .                   5,560                    6,420                    4,578
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures . . . . . . . . . . . . . . .                  (8,952)                  (4,713)                    (754)
    Proceeds from sale of assets . . . . . . . . . . .                      24                        -                        -
                                                        -----------------------  -----------------------  -----------------------
      CASH USED FOR INVESTING ACTIVITIES . . . . . . .                  (8,928)                  (4,713)                    (754)
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations, net . . . . . . . . .                  (3,738)                  (4,184)                  (5,391)
    Borrowings of long-term debt . . . . . . . . . . .                   7,909                    4,642                   10,300
    Dividends paid . . . . . . . . . . . . . . . . . .                       -                   (1,243)                  (2,799)
    Proceeds from exercise of stock options. . . . . .                       -                      298                      144
    Officer loan payment . . . . . . . . . . . . . . .                       -                      165                        -
    Purchases of treasury stock. . . . . . . . . . . .                    (573)                  (1,329)                  (6,103)
                                                        -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                   3,598                   (1,651)                  (3,849)
                                                        -----------------------  -----------------------  -----------------------

Net increase (decrease) in cash and cash equivalents .                     230                       56                      (25)
Cash and cash equivalents, beginning of period . . . .                     540                      484                      509
                                                        -----------------------  -----------------------  -----------------------
Cash and cash equivalents, end of period . . . . . . .                    770                     540                     484
                                                        -----------------------  -----------------------  -----------------------

                                   See accompanying Notes to Consolidated Financial Statements.


                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                     (IN THOUSANDS)



                                                                 YEAR ENDED
                                                                  -----------
                                                     JUNE 30,    JUNE 24,   JUNE 25,
                                                       2002        2001       2000
                                                    -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $       992  $     876  $     582
  Income taxes . . . . . . . . . . . . . . . . .           53         65         75


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred . . . . . .  $       156  $       -  $     158
  Stock issued to officers in exchange for loans            -        303      2,507



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

On June 30, 2002 the Pizza Inn system consisted of 429 locations, including three Company-operated units (one of which is temporarily closed) and 426 franchised units. On June 30, 2002 the Company had franchises in 20 states and 11 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Mississippi accounting for approximately 32%, 16%, and 8%, respectively, of the total. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized. Internal and external costs incurred to develop or purchase internal-use computer software during the application development stage, including upgrades and enhancements, are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulation depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful life of the asset. As of June 30, 2002, interest of $280,000 has been capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.

Depreciation and amortization is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to thirty- nine years. It is the Company's policy to periodically review the net realizable value of its long-lived assets when certain indicators exist through an assessment of the estimated gross future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 30, 2002.





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

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 30, 2002, June 24, 2001 and June 25, 2000, 93%, 96% and 96%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 30, 2002, June 24, 2001 and June 25, 2000 were $131,000, $0 and $0, respectively.

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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal year ending June 30, 2002, contained 53 weeks, June 24, 2001 and June 25, 2000 both contained 52 weeks.


NEW  PRONOUNCEMENTS:

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. We will adopt SFAS No. 144 beginning in fiscal year 2003. The Company anticipates adoption will be immaterial on the financial statements.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):



                                     USEFUL            JUNE 30,                 JUNE 24,
                                      LIVES . .  .        2002                     2001
                            ------------------        -----------  -----------------------
Property, plant and equipment:
Equipment, furniture and fixtures   3 - 7 yrs   $                5,192   $                4,932
Building. . . . . . . . . . . . .  5 - 39 yrs                   10,557                        -
Land. . . . . . . . . . . . . . .           -                    1,945                    1,984
Construction in progress. . . . .           -                        -                    3,279
Leasehold improvements. . . . . .       7 yrs                    1,646                    1,595
                                                -----------------------  ----------------------
                                                                19,340                   11,790
Less:  accumulated depreciation .                               (5,773)                 (5,196)
                                                            -----------     -------------------
                                                $               13,567                  6,594
                                                =======================  ======================
Property under capital leases:
Real Estate . . . . . . . . . . .      20 yrs   $                  118   $                  118
Equipment . . . . . . . . . . . .   3 - 7 yrs                    1,635                    2,120
                                                -----------------------  ----------------------
                                                                 1,753                    2,238
Less:  accumulated amortization .                               (1,416)                 (1,662)
                                                             -----------   --------------------
                                                                  337                     576
                                                =======================  ======================





Depreciation and amortization expense was $1,337,000, $1,343,000, and $1,210,000 for the years ended June 30, 2002, June 24, 2001, and June 25, 2000, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):



                                                JUNE 30,               JUNE 24,
                                                    2002                   2001
                                   ---------------------  ---------------------
Compensation. . . . . . . . . . .  $                 968  $                 889
Taxes . . . . . . . . . . . . . .                    405                    252
Legal and other professional fees                    346                    197
Accrued rent. . . . . . . . . . .                    304                      -
Other . . . . . . . . . . . . . .                    506                    662
                                   ---------------------  ---------------------

                                                  2,529                 2,000
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

The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. For the years ending June 30, 2002 and June 24, 2001, the Company's interest rates were 3.59% and 5.25%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line for fiscal years 2002 and 2001 were $6.5 million and $7.7 million, respectively.

The Company entered into an agreement effective June 30, 2002 with its current lender to modify certain debt covenants. The Company was in compliance with all of its debt covenants as of June 30, 2002.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $2.3 million and $3.5 million at June 30, 2002 and June 24, 2001, respectively, and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. For the years ending June 30, 2002 and June 24, 2001, the Company's interest rates were 3.38% and 5.69%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. For the years ending June 30, 2002 and June 24, 2001, the Company's interest rates were 3.34% and 6.50%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $8.0 million at June 30, 2002 and $916,000 at June 24, 2001.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 30, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 30, 2002 and June 24, 2001 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.







NOTE  E  -  INCOME  TAXES:

Income  tax  expense  consists  of  the  following  (in  thousands):




                                          JUNE 30,                JUNE 24,               JUNE 25,
                                              2002                    2001                   2000
                            -----------------------  ---------------------  ---------------------

Federal:
  Current. . . . . . . . .  $                  (81)  $                 156  $                 378
  Deferred . . . . . . . .                     667                   1,285                  1,127
                            -----------------------  ---------------------  ---------------------
Provision for income taxes                     586                   1,441                  1,505
                            =======================  =====================  =====================


The effective federal income tax rate varied from the statutory rate for the years ended June 30, 2002, and June 24, 2001 and June 25, 2000 as reflected below.



                                                  JUNE 30,                JUNE 24,                JUNE 25,
                                                     2002                    2001                    2000
                                   ------------------------  ---------------------  ----------------------
          (in thousands)

Federal income taxes based on 34%
  of book income. . . . . . . . .  $                   586   $               1,333  $               1,492
Permanent adjustments . . . . . .                     (187)                     70                    (46)
Change in valuation allowance . .                      187                      16                   (182)
Expired credits . . . . . . . . .                        -                      22                    241
                                    -----------------------  ---------------------  ----------------------
                                                      586                  1,441                 1,505
                                   ========================  =====================  ======================


The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):




                                        JUNE 30,                JUNE 24,
                                          2002                    2001
                                 ----------------------  ----------------------
Reserve for bad debt. . . . . .  $                 381   $                 381
Reserve for bad debt - officers                    663                       -
Depreciable assets. . . . . . .                    671                     678
Deferred fees . . . . . . . . .                     65                      79
Other reserves. . . . . . . . .                     29                      46
NOL carryforwards . . . . . . .                      -                     954
Interest rate swap loss . . . .                    167                      38
Credit carryforwards. . . . . .                    893                   1,044
                                 ----------------------  ----------------------

Gross deferred tax asset. . . .  $               2,869   $               3,220

Valuation allowance . . . . . .                   (225)                    (38)
                                 ----------------------  ----------------------

Net deferred tax asset. . . . .                  2,644                   3,182
                                 ======================  ======================


As of June 30, 2002, the Company had $213,000 of foreign tax credit carryforwards expiring between 2004 and 2007 and $680,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.



NOTE  F  -  LEASES:

The real property occupied by the Company-operated restaurants is leased for initial terms ranging from five to twenty-five years with renewal options ranging from three to fifteen years. Some of the lease agreements contain either provisions requiring additional rent if sales exceed specified amounts, or escalation clauses based on changes in the Consumer Price Index.

The Company continues to lease 20,677 square feet in Dallas, Texas that it previously occupied as its corporate office. The lease expires in April 2003 but the Company is actively marketing the premises for a subtenant. Full provision of all remaining rent expense at the Company's former corporate headquarters of approximately $304,000 was recorded in the current year due to the continued depressed leasing markets.

The Company's distribution division currently leases a significant portion of its transportation equipment under operating and capital leases with terms from five to seven years. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 30, 2002 are as follows (in thousands):



                                            CAPITAL   OPERATING
                                           LEASES     LEASES
                                           ---------  ---------

2003. . . . . . . . . . . . . . . . . . .  $    250       1,399
2004. . . . . . . . . . . . . . . . . . .       108       1,068
2005. . . . . . . . . . . . . . . . . . .        12         921
2006. . . . . . . . . . . . . . . . . . .        12         752
2007. . . . . . . . . . . . . . . . . . .        12         371
Thereafter. . . . . . . . . . . . . . . .         1          94
                                           ---------  ---------
                                                395. .$  4,605
                                                       =======
Less amount representing interest . . . .       (30)
                                           ---------
Present value of total obligations under
    capital leases. . . . . . . . . . . .       365
Less current portion. . . . . . . . . . .      (229)
                                           ---------
Long-term capital lease obligations . . .  $    136
                                           =========



Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 30,      JUNE 24,      JUNE 25,
                        2002          2001          2000
                    ------------  ------------  ------------
Minimum rentals. .  $     1,773   $     1,566   $     1,438
Contingent rentals           21            19            15
Sublease rentals .          (99)         (102)          (96)
                    ------------  ------------  ------------
                    $     1,695   $     1,483   $     1,357
                    ============  ============  ============



NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% - 100% of their compensation deferred and contributed to the plan subject to certain IRS limitations. From January 1, 1999 through July 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 100% of the first 3% and 50% of the next 3% of the employee's contribution. From August 1, 2000 through December 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 6% of the employee's contribution. Effective January 1, 2001, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in Common Stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan.

For the years ended June 30, 2002, June 24, 2001, and June 25, 2000, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $88,770, $77,000, and $185,591, respectively.

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

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS




                                      June 30, 2002                  June 24, 2001         June 25, 2000
                                   ---------------                  --------------         ---------------
                                                    Weighted-                      Weighted-        Weighted-
                                                     Average                       Average            Average
                                                     Exercise                      Exercise          Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year       2,210,033   $         3.82       2,123,306   $ 3.91  3,247,972   $ 3.50

Granted. . . . . . . . . . . . .           4,000   $         2.12         464,160   $ 2.83     94,000   $ 3.57
Exercised. . . . . . . . . . . .               -   $         0.00        (215,000)  $ 2.50   (947,913)  $ 2.53
Canceled/Expired . . . . . . . .        (622,800)  $         3.96        (162,433)  $ 3.82   (270,753)  $ 4.38
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .       1,591,233   $         3.76       2,210,033   $ 3.82  2,123,306   $ 3.91
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .       1,358,233   $         4.02       1,696,873   $ 4.07  1,872,616   $ 3.88

Weighted-average fair value of
options granted during the year.                   $         0.68                   $ 0.93              $ 0.75



FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 30, 2002:




                                 Options Outstanding                                     Options Exercisable
                                 -------------------                                     --------------------
                                           Weighted-
                                             Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractual           Average        Exercisable         Average
Exercise Prices    at June 30, 2002        Life (Years)      Exercise Price   at June 30, 2002  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
2.00 - 3.25 . .              230,800                  4.77  $          2.20            39,800  $          3.12
3.33 - 4.25 . .              884,443                  2.11  $          3.52           842,443  $          3.52
4.38 - 5.50 . .              475,990                  1.90  $          4.97           475,990  $          4.97
                  -------------------                                         ----------------
2.00 - 5.50 . .            1,591,233                  2.43  $          3.76         1,358,233  $          4.02
                  ===================                                         ================


Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

The Company elected to follow APB No. 25, and related Interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 2000, 2001 and 2002 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 4.2% to 6.6%, expected volatility of 39.4% to 50.8%, expected dividend yield of 0% to 8.9% and expected lives of 2 to 6 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):



                                     June 30, 2002                June 24, 2001                June 25, 2000
                                    --------------               --------------                --------------
                             As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $        1,137  $        1,079  $        2,480  $    2,288  $      2,884  $    2,872
Basic earnings per share .  $         0.11  $         0.11  $         0.23  $     0.22  $       0.25  $     0.25
Diluted earnings per share  $         0.11  $         0.11  $         0.23  $     0.22  $       0.25  $     0.25



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

On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of June 30, 2002 the outstanding principal balance of this loan was approximately $849,000. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 12 restaurants located in Arkansas. Purchases by this franchisee comprised
6% of the Company's total food and supply sales in fiscal 2002. Royalties and license fees and area development sales from this franchisee comprised 3% of the Company's total franchise revenues in fiscal 2002. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 30, 2002, his accounts and note payable to the Company were $685,669.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $1,949,698 to C. Jeffery Rogers in the form of promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffery Rogers. The note is reflected as a reduction to stockholders' equity.

In October 1999, the Company loaned $557,056 to Ronald W. Parker in the form of promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to stockholders' equity.

In July 2000, the Company loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. In October 2000, a $164,647 principal payment was made on the note. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to stockholders' equity.

In June 2002, the Board of Directors of the Company, based upon a review of certain financial information provided by an C. Jeffery Rogers, determined that the collection of the promissory note previously loaned to C. Jeffery Rogers, of approximately $1.9 million is doubtful. The Company recorded the charge in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment. The Company intends, to the extent legally permissible, to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 2002, the Company purchased 5,244,161 shares of its own Common Stock from time to time on the open market at a total cost of $21.4 million. In April 1999, the Company received a gift of 4,945 shares from a vendor which was recorded at current market value in the amount of $15,000. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 34%.

NOTE  L  -  EARNINGS  PER  SHARE:

The Company computes and presents earnings per share ("EPS") in accordance with SFAS 128, "Earnings Per Share". Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 30, 2002
BASIC EPS
Income Available to Common Shareholders . . .  $      1,137         10,092  $     0.11
Effect of Dilutive Securities - Stock Options                            3
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      1,137         10,095  $     0.11
                                               ============  =============  ==========

YEAR ENDED JUNE 24, 2001
BASIC EPS
Income Available to Common Shareholders . . .  $      2,480         10,635  $     0.23
Effect of Dilutive Securities - Stock Options                            4
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,480         10,639  $     0.23
                                               ============  =============  ==========

YEAR ENDED JUNE 25, 2000
BASIC EPS
Income Available to Common Shareholders . . .  $      2,884         11,316  $     0.25
Effect of Dilutive Securities - Stock Options                          125
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $      2,884         11,441  $     0.25
                                               ============  =============  ==========


Options to purchase 1,591,233 shares of common stock at exercise prices ranging from $2.00 to $5.50 per share were outstanding at June 30, 2002 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 2,195,033 and 1,194,773 shares of common stock during fiscal years 2001 and 2000, respectively, were excluded from the computation of EPS in those years because their inclusion would result in an anti-dilutive effect on EPS.

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

The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to two company-owned and operated stores. Inter-segment revenues consist of sales to the company-owned stores. Assets for this segment include tractor/trailers, equipment, furniture and fixtures.

The Franchise and Other segment includes income from royalties, license fees and area development and foreign master license sales. The Franchise segment includes the two company-owned stores, which are used as prototype and training facilities. Assets for this segment include equipment, furniture and fixtures for the company stores.

Corporate administration and other assets primarily include the deferred tax asset, cash and short term investments, as well as furniture and fixtures located at the corporate office.


Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, capital expenditures, and assets for the Company's reportable segments for the years ended June 30, 2002, June 24, 2001, and June 25, 2000:



                                       JUNE 30,    JUNE 24,    JUNE 25,
                                         2002        2001        2000
                                      ----------  ----------  ----------
         (In thousands)
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $  57,727   $  57,020   $  59,130
 Franchise and Other . . . . . . . .      7,662       7,719       8,050
 Intersegment revenues . . . . . . .        806         861         828
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .     66,195      65,600      68,008
 Other revenues. . . . . . . . . . .      1,253         529         460
 Less intersegment revenues. . . . .       (806)       (861)       (828)
                                      ----------  ----------  ----------
   Consolidated revenues . . . . . .  $  66,642   $  65,268   $  67,640
                                      ==========  ==========  ==========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $     854   $     992   $     874
 Franchise and Other . . . . . . . .        120         227         120
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        974       1,219         994
 Corporate administration and other.        363         124         216
                                      ----------  ----------  ----------
   Depreciation and amortization . .  $   1,337   $   1,343   $   1,210
                                      ==========  ==========  ==========

 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $     520   $     533   $     495
 Franchise and Other . . . . . . . .          5           6           6
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        525         539         501
 Corporate administration and other.        307         297         249
                                      ----------  ----------  ----------
   Interest Expense. . . . . . . . .  $     832   $     836   $     750
                                      ==========  ==========  ==========

 INTEREST INCOME:
 Food and Equipment Distribution . .  $      34   $      25   $      66
 Franchise and Other . . . . . . . .          -           -           -
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .         34          25          66
 Corporate administration and other.         99         208         126
                                      ----------  ----------  ----------
   Interest Income . . . . . . . . .  $     133   $     233   $     192
                                      ==========  ==========  ==========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $   2,772   $   3,190   $   2,709
 Franchise and Other (1) . . . . . .      3,306       2,685       3,790
 Intersegment profit . . . . . . . .        235         256         225
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      6,313       6,131       6,724
 Other revenue . . . . . . . . . . .      1,253         376         223
 Less intersegment profit. . . . . .       (235)       (256)       (225)
 Corporate administration and other.     (5,608)     (2,330)     (2,333)
                                      ----------  ----------  ----------
   Income before taxes . . . . . . .  $   1,723   $   3,921   $   4,389
                                      ==========  ==========  ==========

 (1)           Does  not  include  full  allocation  of corporate administration




                                       JUNE 30,   JUNE 24,   JUNE 25,
                                            2002       2001       2000
                                       ---------  ---------  ---------
         (In thousands)
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution. . .  $   8,499  $   4,438  $     413
 Franchise and Other. . . . . . . . .         82        227        138
                                       ---------  ---------  ---------
   Combined . . . . . . . . . . . . .      8,581      4,665        551
 Corporate administration and other .        371         48        203
                                       ---------  ---------  ---------
   Consolidated capital expenditures.  $   8,952  $   4,713  $     754
                                       =========  =========  =========

 ASSETS:
 Food and Equipment Distribution. . .  $  12,908  $  13,575  $  10,279
 Franchise and Other. . . . . . . . .      1,079      1,193      1,361
                                       ---------  ---------  ---------
 Combined . . . . . . . . . . . . . .     13,987     14,768     11,640
 Corporate administration and other .     10,627      5,104      6,051
                                       ---------  ---------  ---------
 Consolidated assets. . . . . . . . .  $  24,614  $  19,872  $  17,691
                                       =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States. . . . . . . . . . . .  $  66,124  $  64,666  $  66,383
 Foreign countries. . . . . . . . . .        518        602      1,257
                                       ---------  ---------  ---------
   Consolidated total . . . . . . . .  $  66,642  $  65,268  $  67,640
                                       =========  =========  =========


NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):
The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 30, 2002 and June 24, 2001 (in thousands, except per share amounts):



                                                                       Quarter Ended
                                                                       --------------
                                                  September 23,   December 23,   March 24,   June 30,
                                                            2001           2001        2002       2002
                                                  --------------  -------------  ----------  ----------
FISCAL YEAR 2002
Revenues . . . . . . . . . . . . . . . . . . . .  $       17,308  $      15,987  $   15,286  $  18,061

Gross Profit . . . . . . . . . . . . . . . . . .           1,126          1,380       1,173      2,036

Net Income (Loss). . . . . . . . . . . . . . . .             590            567         478       (498)

Basic earnings (loss) per share on net income. .            0.06           0.06        0.05      (0.05)

Diluted earnings (loss) per share on net income.            0.06           0.06        0.05      (0.05)

                                                                       Quarter Ended
                                                                     -----------------
                                                   September 24,. .  December 24, March 25,    June 24,
                                                            2000           2000        2001       2001
                                                  --------------  -------------  ----------  ----------
FISCAL YEAR 2001
Revenues . . . . . . . . . . . . . . . . . . . .  $       17,155  $      15,787  $   15,742  $  16,584

Gross Profit . . . . . . . . . . . . . . . . . .           1,440          1,434       1,299      1,410

Net Income . . . . . . . . . . . . . . . . . . .             646            529         604        701

Basic earnings per share on net income . . . . .            0.06           0.05        0.06       0.07

Diluted earnings per share on net income . . . .            0.06           0.05        0.06       0.07




                                                   SCHEDULE II
PIZZA INN, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)


                                                                      ADDITIONS
                                                    BALANCE AT   CHARGED TO   CHARGED TO                       BALANCE
                                                    BEGINNING     COST AND       OTHER                         AT END
                                                    OF PERIOD      EXPENSE     ACCOUNTS    DEDUCTIONS  (1)   OF PERIOD
                                                   ------------  -----------  -----------  ----------------  ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  AND NOTES RECEIVABLE
Year Ended June 30, 2002. . . . . . . . . . . . .  $      1,001  $     2,367  $         -  $          (415)  $    2,953

Year Ended June 24, 2001. . . . . . . . . . . . .  $      1,102  $       210  $         -  $          (311)  $    1,001

Year Ended June 25, 2000. . . . . . . . . . . . .  $      1,032  $       225  $         -  $          (155)  $    1,102



VALUATION ALLOWANCE FOR DEFERRED TAX
  ASSET

Year Ended June 30, 2002. . . . . . . . . . . . .  $         38  $       187  $         -  $            -    $      225

Year Ended June 24, 2001. . . . . . . . . . . . .  $         22  $        16  $         -  $            -    $       38

Year Ended June 25, 2000. . . . . . . . . . . . .  $        204  $         -  $         -  $          (182)  $       22


(1)  Write-off of receivables, net of recoveries













ITEM  9  -  CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     There  are  no  events  to  report  under  this  item.


PART  III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14a in connection with the Company's annual meeting of shareholders to be held in December 2002 (the "Proxy Statement"), and is incorporated herein by reference.

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

10.2 First Amendment to the Second Amendment and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.3 Second Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002, but effective December 23, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2001 and incorporated herein by reference).

10.4 Third Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated September 26, 2002, but effective June 30, 2002.

10.5 Construction Loan Agreement between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.6 Promissory Note between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.7 Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2001 and incorporated herein by reference).

10.8     Stock  Purchase  Agreement  between  the  Company  and Kleinwort Benson
Limited dated April 28, 1995 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

10.9 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference.)

10.10 Form of Executive Employment Contract (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December
24,  2000  and  incorporated  herein  by  reference).

10.11 Amended Employment Agreement between the Company and C. Jeffrey Rogers dated April 20, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2001 and incorporated herein by reference).*

10.12 Severance agreement between the Company and C. Jeffery Rogers dated August 21, 2002.

10.13 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.14     1993  Outside  Directors  Stock  Award  Plan  of the Company (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.15 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

          21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.0     Consent  of  Independent  Accountants.

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  of  Principal  Financial  Officer, Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 14 (c) of this report.



(b)     Form  8-K  filed  under  Item  5  -  Other  Events

On August 22, 2002, Pizza Inn, Inc. filed a report on Form 8-K that C. Jeffery Rogers, the Company's Chief Executive Officer, had resigned his position with the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  27,  2002     By:      /s/  Shawn  M.  Preator
                                                   Shawn  Preator
                                                   Vice  President  of  Finance
                                                   Treasurer
                                                (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name  and  Position          Date
-------------------          ----
/s/Steve  A.  Ungerman          September  27,  2002
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board

/s/Butler  E.  Powell          September  27,  2002
---------------------
Butler  E.  Powell
Director

/s/Ramon  D.  Phillips          September  27,  2002
Ramon  D.  Phillips
Director

/s/F.  Jay  Taylor          September  27,  2002
F.  Jay  Taylor
Director

/s/Bobby  L.  Clairday          September  27,  2002
Bobby  L.  Clairday
Director

/s/B.  Keith  Clark          September  27,  2002
B.  Keith  Clark
Senior  Vice  President
General  Counsel
Director

/s/Ronald  W.  Parker          September  27,  2002
Ronald  W.  Parker
President  and  Chief  Executive  Officer
(Principal  Executive  Officer)

 CERTIFICATION

I, Ronald W. Parker, President and Chief Executive Officer of Pizza Inn, Inc., certify that:


1.     I  have  reviewed  this  annual  report  on Form 10-K of Pizza Inn, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





            September 27, 2002                              /s/ Ronald W. Parker
                                                            --------------------
                                                                Ronald W. Parker
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Shawn M. Preator, Vice President of Finance (Principal Accounting Officer) of Pizza Inn, Inc., certify that:


1.     I  have  reviewed  this  annual  report  on Form 10-K of Pizza Inn, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





            September 27, 2002                              /s/ Shawn M. Preator
                                                            --------------------
                                                                Shawn M. Preator
                                                       Vice President of Finance
                                                    Principal Accounting Officer