Form 10-Q
period 2002-09-29
PIZZA INN INC /MO/
filed 2002-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002.
                                                   --------------------

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

     AT NOVEMBER 4, 2002, AN AGGREGATE OF 10,058,374 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

     Consolidated  Statements  of  Operations  for  the  three  months  ended
     September  29,  2002  and  September  23,  2001  (unaudited)              3

     Consolidated  Statements of Comprehensive Income for the three months ended
     September  29,  2002  and  September  23,  2001  (unaudited)              3

     Consolidated  Balance Sheets at September 29, 2002 (unaudited) and
     June 30,2002                                                              4

     Consolidated  Statements  of  Cash  Flows  for  the  three  months  ended
     September  29,  2002  and  September  23,  2001  (unaudited)              5

     Notes  to  Consolidated  Financial  Statements                            7

Item 2.
-------
     Management's  Discussion  and  Analysis  of
     -------------------------------------------
     Financial Condition and Results of Operations                            11
     --------------------------------------------
Item 3.
-------
     Quantitative  and  Qualitative  Disclosures  about  Market  Risk         15
     ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                        15
--------     -------------------------

PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               16
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                            16
--------     -------------------------------------

     Signatures                                                               17

     Certifications                                                           18

                         PART 1.  FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                            (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                        --------------------
                                                                SEPTEMBER 29,       SEPTEMBER 23,
REVENUES:                                                            2002               2001
                                                             --------------------  ---------------
  Food and supply sales . . . . . . . . . . . . . . . . . .  $            13,530   $       15,164
  Franchise revenue . . . . . . . . . . . . . . . . . . . .                1,302            1,380
  Restaurant sales. . . . . . . . . . . . . . . . . . . . .                  467              574
  Other income. . . . . . . . . . . . . . . . . . . . . . .                   62              190
                                                             --------------------  ---------------
                                                                          15,361           17,308
                                                             --------------------  ---------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . .               12,405           14,612
  Franchise expenses. . . . . . . . . . . . . . . . . . . .                  709              681
  General and administrative expenses . . . . . . . . . . .                1,558            1,002
  Interest expense, net of capitalized
    interest of $0 and $73, respectively. . . . . . . . . .                  229              119
                                                             --------------------  ---------------
                                                                          14,901           16,414
                                                             --------------------  ---------------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . .                  460              894

  Provision for income taxes. . . . . . . . . . . . . . . .                  157              304
                                                             --------------------  ---------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . .  $               303   $          590
                                                             ====================  ===============

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . .  $              0.03   $         0.06
                                                             ====================  ===============

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . .  $              0.03   $         0.06
                                                             ====================  ===============

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . . . . . .  $                 -   $            -
                                                             ====================  ===============

WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . . . . . .               10,058           10,187
                                                             ====================  ===============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. . . . . . . . . . . . .               10,058           10,199
                                                             ====================  ===============

                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                            --------------------
                                                                    SEPTEMBER 29, .  SEPTEMBER 23,
                                                                            2002             2001
                                                             --------------------  ---------------

  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $               303   $          590
  Interest rate swap loss
    (net of tax benefit of ($143) and ($104), respectively)                 (277)            (203)
                                                             --------------------  ---------------
  Comprehensive Income. . . . . . . . . . . . . . . . . . .  $                26   $          387
                                                             ====================  ===============


                   See accompanying Notes to Consolidated Financial Statements.


                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 29,    JUNE 30,
ASSETS                                                                 2002           2002
                                                                  ---------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $          202   $     770
  Accounts receivable, less allowance for doubtful
    accounts of $829 and $829, respectively. . . . . . . . . . .           3,882       3,867
  Notes receivable, current portion, less allowance
    for doubtful accounts of $404 and $354, respectively . . . .             224         332
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           1,593       1,526
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .             953       1,297
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             513         905
                                                                  ---------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .           7,367       8,697
Property, plant and equipment, net . . . . . . . . . . . . . . .          13,624      13,567
Property under capital leases, net . . . . . . . . . . . . . . .             270         337
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .           1,677       1,347
Long-term notes receivable, less allowance
    for doubtful accounts of $20 and $20, respectively . . . . .             160         191
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .             118         475
                                                                  ---------------  ----------
                                                                  $       23,216   $  24,614
                                                                  ===============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $        1,759   $   1,527
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           2,262       2,529
  Current portion of long-term debt. . . . . . . . . . . . . . .           1,656       1,656
  Current portion of capital lease obligations . . . . . . . . .             252         229
                                                                  ---------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .           5,929       5,941

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          13,377      15,091
  Long-term capital lease obligations. . . . . . . . . . . . . .              39         136
  Other long-term liabilities. . . . . . . . . . . . . . . . . .             915         517
                                                                  ---------------  ----------
                                                                          20,260      21,685
                                                                  ---------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,955,969 and 14,955,819 shares, respectively;
    outstanding  10,058,324 and 10,058,174 shares, respectively.             150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           7,825       7,824
  Loans to officers, less allowance for doubtful
    accounts of $1,750 and $1,750, respectively. . . . . . . . .            (575)       (575)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          15,641      15,338
  Accumulated other comprehensive loss . . . . . . . . . . . . .            (601)       (324)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645, respectively. .         (19,484)    (19,484)
                                                                  ---------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .           2,956       2,929
                                                                  ---------------  ----------
                                                                  $       23,216   $  24,614
                                                                  ===============  ==========


                 See accompanying Notes to Consolidated Financial Statements.




                                               PIZZA INN, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                              --------------------
                                                                           SEPTEMBER 29,       SEPTEMBER 23,
                                                                                2002               2001
                                                                        --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               303   $          590
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .                  408              336
    Provision for bad debt . . . . . . . . . . . . . . . . . . . . . .                   50               50
    Utilization of deferred taxes. . . . . . . . . . . . . . . . . . .                  157              182
  Changes in assets and liabilities:
    Notes and accounts receivable. . . . . . . . . . . . . . . . . . .                   74             (214)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (67)               -
    Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .                  232             (318)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                 (267)            (170)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .                  486              409
                                                                        --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .                1,376              865
                                                                        --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .                 (156)          (2,501)
                                                                        --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . . . . . .                 (156)          (2,501)
                                                                        --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt. . . . . . . . . . . . . . . . . .                    -            2,784
  Repayments of long-term bank debt and capital lease obligations, net               (1,788)            (756)
  Purchases of treasury stock. . . . . . . . . . . . . . . . . . . . .                    -             (496)
                                                                        --------------------  ---------------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .               (1,788)           1,532
                                                                        --------------------  ---------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .                 (568)            (104)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .                  770              540
                                                                        --------------------  ---------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $               202   $          436
                                                                        ====================  ===============


                         See accompanying Notes to Consolidated Financial Statements.



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                              THREE MONTHS ENDED
                                ------------------
                       SEPTEMBER 29,     SEPTEMBER 23,
                           2002               2001
                    -------------------  --------------

CASH PAYMENTS FOR:
  Interest . . . .  $               211  $          203
  Income taxes . .                    -              25


          See accompanying Notes to Consolidated Financial Statements.

                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
(1) The accompanying consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in its Form 10-K for the fiscal year ended June 30, 2002. Certain prior year amounts have been reclassified to conform with current year presentation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

(2) The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.57% and 4.75%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of September 29, 2002 and September 23, 2001 were $5.2 million and $7.9 million, respectively.

The Company entered into an agreement effective June 30, 2002 with its current lender to modify certain debt covenants. On October 22, 2002 the Company obtained a waiver letter from its current lender effective September 29, 2002 through December 1, 2002 addressing a breach of terms of the Company's current ratio covenant with its lender. The breach resulted from a decrease in current assets due to the utilization of the current portion of deferred taxes. The Company was in compliance with all other of its debt covenants as of September 29, 2002. The Company and the bank have agreed to amend this covenant prior to the end of its second quarter.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $2.0 million and $3.2 million at September 29, 2002 and September 23, 2001, respectively, and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.3125% and 5.0%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.34% and 5.0%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.9 million at September 29, 2002 and $3.2 million at September 23, 2001.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 29, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of September 29, 2002 the outstanding principal balance of this loan was approximately $807,000. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

(5) On January 18, 2002 the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or caused to be sent unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.






















(6) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                        INCOME          SHARES      PER SHARE
                                                     (NUMERATOR)      (DENOMINATOR)    AMOUNT
                                           -------------------------   -----------  ----------
  THREE MONTHS ENDED SEPTEMBER 29,  2002
  BASIC EPS
  Income Available to Common Shareholders . . .  $          303         10,058       $     0.03
  Effect of Dilutive Securities - Stock Options                              -
                                                 ----------------   ----------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $          303         10,058       $     0.03
                                                 ===================== =============  ==========

  THREE MONTHS ENDED SEPTEMBER 23,  2001
  BASIC EPS
  Income Available to Common Shareholders . . .  $          590         10,187       $     0.06
  Effect of Dilutive Securities - Stock Options                             12
                                                 --------------        --------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $          590         10,199       $     0.06
                                                 ===================  =============  ==========


(7) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three month periods ended September 29, 2002 and September 23, 2001.




                                              SEPTEMBER 29,              SEPTEMBER 23,
                                                  2002                        2001
                                        -------------------------  --------------------------
         (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $                 13,530   $                  15,164
   Franchise and Other . . . . . . . .                     1,769                       1,954
   Intersegment revenues . . . . . . .                       175                         224
                                        -------------------------  --------------------------
     Combined. . . . . . . . . . . . .                    15,474                      17,342
   Other revenues. . . . . . . . . . .                        62                         190
   Less intersegment revenues. . . . .                      (175)                       (224)
                                        -------------------------  --------------------------
     Consolidated revenues . . . . . .                    15,361                       17,308
                                        =========================  ==========================

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $                    744   $                     483
   Franchise and Other (1) . . . . . .                       600                         810
   Intersegment profit . . . . . . . .                        54                          59
                                        -------------------------  --------------------------
     Combined. . . . . . . . . . . . .                     1,398                       1,352
   Other profit. . . . . . . . . . . .                        62                         155
   Less intersegment profit. . . . . .                       (54)                        (59)
   Corporate administration and other.                      (946)                       (554)
                                        -------------------------  --------------------------
     Income before taxes . . . . . . .                       460                         894
                                        =========================  ==========================

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $                 15,168   $                  17,195
   Foreign countries . . . . . . . . .                       193                         113
                                        -------------------------  --------------------------
     Consolidated total. . . . . . . .                    15,361                      17,308
                                        =========================  ==========================

      (1)           Does  not  include  full  allocation  of  corporate  administration

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter ended September 29, 2002 compared to the quarter ended September 23, 2001.

     Diluted earnings per share for the quarter were $0.03 versus $0.06 for the same period last year. Net income for the quarter decreased 49% to $303,000 from $590,000 for the same quarter last year. Severance-related charges of approximately $415,000, in connection with the departure of the Company's former Chief Executive Officer, C. Jeffery Rogers, including legal and accounting fees, adversely affected earnings for the quarter. The above-described severance-related charges had an after-tax effect of $0.03 cents per share.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 11% to $13,530,000 from $15,164,000 compared to the same period last year. Overall lower retail sales combined with a greater than 23% decrease in the sales price of cheese contributed to the decrease in food and supply sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 6% or $78,000 for the quarter compared to the same period last year. This decrease is primarily due to lower domestic and international royalties as a result of lower overall retail sales.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 19% or $107,000 for the quarter, compared to the same period of the prior year. This is a result of the closing of the delco unit during the first week of September in the prior year combined with lower comparable sales at the two full service units.

     Other income consists primarily of interest income and non-recurring revenue items. Other income decreased 67% or $128,000 due to lower vendor incentives.

     Cost of sales decreased 15% or $2,207,000 for the quarter. Cost of sales, as a percentage of sales, decreased to 89% from 93% for the same quarter last year. The decrease is due primarily to lower cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 4% or $28,000 for the quarter compared to the same period last year primarily due to increased advertising expenses.

     General and administrative expenses increased 55% or $556,000 for the quarter compared to the same period last year. This is primarily the result of severance-related charges, including legal and accounting fees, of approximately $415,000, in connection with the departure of the Company's former Chief Executive Officer, C. Jeffery Rogers.

     Interest expense increased 92% or $110,000 for the quarter compared to the same period of the prior year. Lower interest rates in the current year were offset by a higher debt balance in the current year and capitalized interest of approximately $73,000 used in construction of the new corporate headquarters in the prior year.

     Provision for income taxes decreased 48% or $147,000 in the current year due to lower income. The effective tax rate was 34% for both quarters.



                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $1,376,000 during the first three months of fiscal 2003 and was utilized, in conjunction with a portion of its cash balance, primarily to pay down debt.

     Capital expenditures of $156,000 during the first three months consist primarily of upgrading the distribution and inventory software.

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

     The Company entered into an agreement effective December 21, 2001 with its current lender to extend the term of its existing $9.5 million revolving credit line through December 31, 2003, and to modify certain financial covenants. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.0% or, at the Company's option, at the LIBOR rate plus 1.25% to 2.25%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.57% and 4.75%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line for the periods ending September 29, 2002 and September 23, 2001 were $5.2 million and $7.9 million, respectively.

     The Company entered into an agreement effective June 30, 2002 with its current lender to modify certain debt covenants. On October 22, 2002 the Company obtained a waiver letter from its current lender effective September 29, 2002 through December 1, 2002 addressing a breach of terms of the Company's current ratio covenant with its lender. The breach resulted from a decrease in current assets due to the utilization of the current portion of deferred taxes. The Company was in compliance with all other of its debt covenants as of September 29, 2002. The Company and the bank have agreed to amend this covenant prior to the end of its second quarter.

     The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $2.0 million and $3.2 million at September 29, 2002 and September 23, 2001, respectively, and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.3125% and 5.0%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of September 29, 2002 and September 23, 2001, the Company's interest rates were 3.34% and 5.0%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.9 million September 29, 2002and $3.2 at September 23, 2001.



          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 29, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

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

On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of September 29, 2002 the outstanding principal balance of this loan was approximately $807,000. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 29, 2002 (in thousands):




                                         Less Than 1   1-3     4-5    After 5
                                      Total . Year     Years   Years     Years
-----------------------------------  -------  ------  --------  ------
Long-term debt. . . . . . . . . . .  $15,033  $1,656  $  6,742  $  812  $5,823
Operating lease obligations (1) . .    4,291   1,237     2,630     424       -
Capital lease obligations (2) . . .      291     252        29      10       -
                                     -------  ------  --------  ------  ------
Total contractual cash obligations.  $19,615  $3,145  $  9,401  $1,246  $5,823
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



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------------------------------------------------------------------------

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities which bear interest based on floating rates.

     At September 29, 2002 the Company has approximately $15 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.41%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at September 29, 2002, would change interest expense by approximately $14,000.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits:

10.1 Waiver letter from Wells Fargo Bank (Texas), N.A. dated October 22, 2002 but effective September 29, 2002.

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form  8-K  filed  under  Item  5  -  other  events

On October 9, 2002 the Company filed a report on Form 8-K, amending the Company's Amended and Restated By-Laws eliminating cumulative voting for the election of directors.

------

                                   SIGNATURES
                                   ----------




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer

Dated:  November  12,  2002

                                  CERTIFICATION
                                  -------------

I,  Ronald  W.  Parker, Chief Executive Officer of Pizza Inn, Inc. certify that:

1.     I  have  reviewed  the  quarterly report on Form 10-Q of Pizza Inn, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  12,  2002

                                        By:     /s/Ronald  W.  Parker
                                                 ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer

                                 CERTIFICATION
                                  -------------

I,  Shawn  M.  Preator, Chief Financial Officer of Pizza Inn, Inc. certify that:

1.     I  have  reviewed  the  quarterly report on Form 10-Q of Pizza Inn, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November  12,  2002

                                        By:  /s/Shawn  M.  Preator
                                              ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer