Form 10-Q
period 2002-12-29
PIZZA INN INC /MO/
filed 2003-02-11
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2002.
                                                   -------------------

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

     AT FEBRUARY 7, 2003, AN AGGREGATE OF 10,058,524 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

Consolidated  Statements  of Operations for the three months and six months
Ended December  29,  2002  and  December  23,  2001  (unaudited)               3


Consolidated  Statements  of  Comprehensive Income for the three months and
six  months  ended  December  29,  2002  and December 23, 2001 (unaudited)     3

Consolidated  Balance  Sheets at December 29, 2002 (unaudited) and June 30,
2002                                                                           4

Consolidated  Statements  of  Cash  Flows  for  the  six  months  ended
December  29,  2002  and  December  23,  2001  (unaudited)                     5

Notes  to  Consolidated  Financial  Statements                                 7

  Item 2.
  -------
Management's  Discussion  and  Analysis  of
-------------------------------------------
Financial Condition and Results of Operations                                 11
---------------------------------------------

  Item 3.
  -------

Quantitative  and  Qualitative  Disclosures  about  Market  Risk              15

----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                        15
--------     -------------------------




PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               16
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                            16
--------     -------------------------------------

     Signatures                                                               18

     Certifications                                                           19

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                                     PIZZA INN, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)


                                                     THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                  --------------------                             -----------------
                                                      DECEMBER 29,        DECEMBER 23,      DECEMBER 29,    DECEMBER 23,
REVENUES:                                                 2002                2001              2002            2001
                                                  --------------------  -----------------  --------------  --------------
  Food and supply sales. . . . . . . . . . . . .  $            13,275   $          14,020  $      26,804   $      29,183
  Franchise revenue. . . . . . . . . . . . . . .                1,307               1,316          2,609           2,696
  Restaurant sales . . . . . . . . . . . . . . .                  453                 517            920           1,091
  Other income . . . . . . . . . . . . . . . . .                  129                 134            192             324
                                                  --------------------  -----------------  --------------  --------------
                                                               15,164              15,987         30,525          33,294
                                                  --------------------  -----------------  --------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               12,167              13,159         24,572          27,770
  Franchise expenses . . . . . . . . . . . . . .                  835                 667          1,543           1,348
  General and administrative expenses. . . . . .                 (910)              1,146            649           2,148
  Interest expense . . . . . . . . . . . . . . .                  205                 156            434             275
                                                  --------------------  -----------------  --------------  --------------
                                                               12,297              15,128         27,198          31,541
                                                  --------------------  -----------------  --------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                2,867                 859          3,327           1,753

  Provision for income taxes . . . . . . . . . .                  975                 292          1,131             596
                                                  --------------------  -----------------  --------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $             1,892   $             567  $       2,196   $       1,157
                                                  ====================  =================  ==============  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.19   $            0.06  $        0.22   $        0.11
                                                  ====================  =================  ==============  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.19   $            0.06  $        0.22   $        0.11
                                                  ====================  =================  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,058              10,067         10,058          10,127
                                                  ====================  =================  ==============  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,060              10,068         10,059          10,134
                                                  ====================  =================  ==============  ==============

                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                         (IN THOUSANDS)

                                                            THREE MONTHS ENDED . . . . . . . . .  SIX MONTHS ENDED
                                                       ------------------------------            ---------------------
                                                          DECEMBER 29, . . .  DECEMBER 23,    DECEMBER 29,   DECEMBER 23,
                                                                 2002                2001           2002            2001
                                                  --------------------  -----------------  --------------  --------------

Net Income . . . . . . . . . . . . . . . . . . .  $             1,892   $             567  $       2,196   $       1,157
Interest rate swap gain (loss) - (net of
   tax (expense) benefit of $2 and ($48)
   and $141 and $152. respectively). . . . .                       (4)                 93           (281)           (110)
                                                  --------------------  -----------------  --------------  --------------
Comprehensive Income . . . . . . . . . . . . . .  $             1,888   $             660  $       1,915   $       1,047
                                                  ====================  =================  ==============  ==============

                               See accompanying Notes to Consolidated Financial Statements.




                                        PIZZA INN, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      DECEMBER 29,    JUNE 30,
ASSETS                                                                    2002          2002
                                                                     --------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $         199   $     770
  Accounts receivable, less allowance for doubtful
    accounts of $789 and $829, respectively . . . . . . . . . . . .          4,304       3,867
  Notes receivable, current portion, less allowance
    for doubtful accounts of $154 and $354, respectively. . . . . .            295         332
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,755       1,526
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . .            953       1,297
  Property held for sale. . . . . . . . . . . . . . . . . . . . . .              -         170
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .            356         735
                                                                     --------------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . .          7,862       8,697
Property, plant and equipment, net. . . . . . . . . . . . . . . . .         13,434      13,567
Property under capital leases, net. . . . . . . . . . . . . . . . .            211         337
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . .            705       1,347
Long-term notes receivable, less
  allowance for doubtful accounts of $20 and $20,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .             93         191
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .            176         475
                                                                     --------------  ----------
                                                                     $      22,481   $  24,614
                                                                     ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $       2,303   $   1,527
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .          2,364       2,529
  Current portion of long-term debt . . . . . . . . . . . . . . . .          1,656       1,656
  Current portion of capital lease obligations. . . . . . . . . . .            193         229
                                                                     --------------  ----------
    Total current liabilities . . . . . . . . . . . . . . . . . . .          6,516       5,941

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .         10,163      15,091
  Long-term capital lease obligations . . . . . . . . . . . . . . .             37         136
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .            920         517
                                                                     --------------  ----------
                                                                            17,636      21,685
                                                                     --------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,956,119 and 14,955,819 shares, respectively;
    outstanding  10,058,474 and 10,058,174 shares, respectively . .            150         150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .          7,825       7,824
  Loans to officers (less allowance of $0 and $1,750, respectively)           (575)       (575)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .         17,534      15,338
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .           (605)       (324)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645 respectively. . . .        (19,484)    (19,484)
                                                                     --------------  ----------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .          4,845       2,929
                                                                     --------------  ----------
                                                                     $      22,481   $  24,614
                                                                     ==============  ==========

                  See accompanying Notes to Consolidated Financial Statements.


                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                        ------------------
                                                                      DECEMBER 29,      DECEMBER 23,
                                                                          2002              2001
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           2,196   $       1,157
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                768             635
    Provision (recovery) for bad debt, net. . . . . . . . . . . .             (1,850)            100
    Utilization of deferred taxes . . . . . . . . . . . . . . . .              1,131               -
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .                  -             504
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .               (402)           (371)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .               (229)            (39)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                776            (314)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .               (165)           (153)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                553             246
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .              2,778           1,765
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .               (236)         (6,842)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .               (236)         (6,842)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .                  -           6,634
  Repayments of long-term bank debt and capital lease obligations             (5,063)         (1,260)
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .              1,950               -
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                  -            (573)
                                                                   ------------------  --------------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES. . . . . . .             (3,113)          4,801
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .               (571)           (276)
Cash and cash equivalents, beginning of period. . . . . . . . . .                770             540
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             199   $         264
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.





                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                 SIX MONTHS ENDED
                            -----------------
                          DECEMBER 29,     DECEMBER 23,
                              2002             2001
                    -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . .  $             432  $         445
  Income taxes . .                  -             50

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

(2) The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 29, 2002 and December 23, 2001, the variable interest rates were 3.4622% and 3.1875%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line for the periods ending December 29, 2002 and December 23, 2001 were $2.4 million and $8.0 million, respectively.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $1.7 million and $2.9 million at December 29, 2002 and December 23, 2001, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of December 29, 2002 and December 23, 2001, the variable interest rates were 2.9375% and 3.4375%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 29, 2002 and December 23, 2001, the variable interest rates were 2.89% and 3.4375%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.7 million at December 29, 2002 and $6.8 million at December 23, 2001.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 29, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of December 29, 2002 the outstanding principal balance of this loan was approximately $764,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

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


                                           INCOME          SHARES          PER SHARE
                                        (NUMERATOR)    (DENOMINATOR)          AMOUNT
                                         -----------   -------------          ------

THREE  MONTHS  ENDED  DECEMBER  29,  2002
BASIC  EPS
Income Available to Common Shareholders       $ 1,892       10,058        $      0.19
Effect of Dilutive Securities - Stock Options                    2
                                                           -------
DILUTED  EPS
Income Available to Common  Shareholders
& Assumed Conversions                         $ 1,892       10,060        $      0.19
                                            ============  ===========      ==========

THREE  MONTHS  ENDED  DECEMBER  23,  2001
BASIC  EPS
Income Available to Common Shareholders       $   567       10,067        $      0.06
Effect of Dilutive Securities - Stock Options                    1
                                                           -------
DILUTED  EPS
Income Available to Common Shareholders
& Assumed Conversions                         $   567       10,068        $       0.06
                                           ============    ========        ============



SIX  MONTHS  ENDED  DECEMBER  29,  2002
BASIC  EPS
Income Available to Common Shareholders       $ 2,196       10,058       $       0.22
Effect of Dilutive Securities - Stock Options                    1
                                                           -------
DILUTED  EPS
Icome  Available  to  Common  Shareholders
& Assumed Conversions                         $ 2,196        10,059       $       0.22
                                              ========   ============      =============
SIX  MONTHS  ENDED  DECEMBER  23,  2001
BASIC  EPS
Income Available to Common Shareholders       $ 1,157        10,127       $       0.11
Effect of Dilutive Securities - Stock Options                     7
                                                            -------
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                         $ 1,157         10,134       $       0.11
                                             =========    ===========      =============




(7) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three month and six month periods ended December 29, 2002 and December 23, 2001.






                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                              -------------------               -----------------

                                         DECEMBER 29,     DECEMBER 23,    DECEMBER 29,    DECEMBER 23,
                                             2002             2001            2002            2001
                                        ---------------  --------------  --------------  --------------
       (In thousands). . . . . . . . .   (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $       13,275   $      14,020   $      26,804   $      29,183
   Franchise and Other . . . . . . . .           1,760           1,833           3,529           3,787
   Intersegment revenues . . . . . . .             176             184             351             408
                                        ---------------  --------------  --------------  --------------
     Combined. . . . . . . . . . . . .          15,211          16,037          30,684          33,378
   Other revenues. . . . . . . . . . .             129             134             192             324
   Less intersegment revenues. . . . .            (176)           (184)           (351)           (408)
                                        ---------------  --------------  --------------  --------------
     Consolidated revenues . . . . . .  $       15,164   $      15,987   $      30,525   $      33,294
                                        ===============  ==============  ==============  ==============

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $          652   $         690   $       1,396   $       1,173
   Franchise and Other (1) . . . . . .             800             781           1,400           1,591
   Intersegment profit . . . . . . . .              42              53              96             112
                                        ---------------  --------------  --------------  --------------
     Combined. . . . . . . . . . . . .           1,494           1,524           2,892           2,876
   Other profit or loss. . . . . . . .             130             169             192             324
   Less intersegment profit. . . . . .             (42)            (53)            (96)           (112)
   Corporate administration and other.           1,285            (781)            339          (1,335)
                                        ---------------  --------------  --------------  --------------
     Income before taxes . . . . . . .  $        2,867   $         859   $       3,327   $       1,753
                                        ===============  ==============  ==============  ==============

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $       14,860   $      15,843   $      30,028   $      33,038
   Foreign countries . . . . . . . . .             304             144             497             256
                                        ---------------  --------------  --------------  --------------
     Consolidated total. . . . . . . .  $       15,164   $      15,987   $      30,525   $      33,294
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


ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and six months ended December 29, 2002 compared to the quarter and six months ended December 23, 2001.

     Earnings per share for the quarter were $0.19 versus $0.06 for the same period last year. Net income was $1,892,000 versus $567,000, on revenues of $15.2 million versus $16.0 million in the previous year. For the six-month period, earnings per share were $0.22 versus $0.11 last year. Net income was $2,196,000 compared to $1,157,000 on revenues of $30.5 million versus $33.3 million last year. The current quarter includes the reversal of a previously recorded pre-tax charge of approximately $1.9 million. The reserve was previously recorded in the fourth quarter of fiscal 2002 to fully reserve for the expected nonpayment of a note receivable owed to the Company from the Company's former Chief Executive Officer. The Company received payment in full for the note receivable in December 2002.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 5% to $13,275,000 from $14,020,000 compared to the same period last year. For the six month period, food and supply sales decreased 8% to $26,804,000 from $29,183,000. Lower retail sales combined with a decrease in the sales price of cheese contributed to the decrease in food and supply sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 1% or $9,000 for the quarter compared to the same period last year and 3% or $87,000 for the six month period. Lower royalties, resulting from lower retail sales, were partially offset by higher foreign master license fees.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 12% or $64,000 for the quarter, compared to the same period of the prior year. For the six month period, restaurant sales decreased 16% or $171,000. These decreases are a result of the closing of the Delco unit during September of the prior year combined with lower comparable sales at the remaining stores.

     Other income consists primarily of interest income and non-recurring revenue items. Other income decreased 4% or $5,000 for the quarter, compared to the same period of the prior year. For the six month period, other income decreased 41% or $132,000, due to lower vendor incentives.

     Cost of sales decreased 8% or $992,000 for the quarter and decreased 12% or $3,198,000 for the six month period. As a percentage of sales for the quarter, cost of sales decreased to 89% from 91% compared to the same period last year. For the six month period, cost of sales, as a percentage of sales, decreased to 89% from 92% compared to the same period of the prior year. The decreases are due primarily to lower cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 25% or $168,000 for the quarter and 14% or $195,000 for the six month period compared to the same periods last year. These increases are primarily due to additional staffing levels, increased advertising expenses, and marketing research.

     General and administrative expenses decreased 179% or $2,056,000 for the quarter and 70% or $1,499,000 for the six months, compared to the same periods last year. This is primarily the result of the reversal of a previously recorded pre-tax charge of approximately $1.9 million for bad debt as described above.

     Interest expense increased 31% or $49,000 for the quarter and 58% or $159,000 for the six months, compared to the same periods of the prior year. Lower interest rates and debt balances in the current year were offset by capitalized interest of approximately $179,000 used in construction of the new corporate headquarters in the prior year.

     Provision for income taxes increased 234% or $683,000 for the quarter, and 90% or $535,000 for the six months compared to the same periods in the prior year. The effective tax rate was 34% for both the current and prior quarters and six months.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $2,778,000 during the first six months of fiscal 2003 and was utilized, in conjunction with a portion of its cash balance, primarily to pay down debt. Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2003 and for the foreseeable future to fund planned capital expenditures, working capital needs, and other cash requirements.

     Capital expenditures of $236,000 during the first six months consist primarily of the Company's implementation of a bar code system for its warehouse operations, computer system upgrades, and office equipment.

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

     The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 29, 2002 and December 23, 2001, the variable interest rates were 2.9375% and 3.1875%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line for the periods ending December 29, 2002 and December 23, 2001 were $2.4 million and $8.0 million, respectively.

          The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $1.7 million and $2.9 million at December 29, 2002 and December 23, 2001, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of December 29, 2002 and December 23, 2001, the variable interest rates were 2.9375% and 3.4375%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 29, 2002 and December 23, 2001, the variable interest rates were 2.89% and 3.4375%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.7 million at December 29, 2002 and $6.8 million at December 23, 2001.
          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 29, 2002 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

     On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of December 29, 2002 the outstanding principal balance of this loan was approximately $764,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

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



                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS


     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 29, 2002 (in thousands):





                                           Less Than 1 1-3     4-5    After 5
                                     Total .   Year    Years   Years     Years
-----------------------------------  -------  ------  --------  ------
Bank debt . . . . . . . . . . . . .  $11,819  $1,656  $  3,629  $  813  $5,721
Operating lease obligations . . . .    4,024   1,247     2,565     212       -
Capital lease obligations (1) . . .      230     193        30       7       -
                                     -------  ------  --------  ------  ------
Total contractual cash obligations.  $16,073  $3,096  $  6,224  $1,032  $5,721
                                     =======  ======  ========  ======  ======

(1)     Does  not  include  amount  representing  interest.




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

     At December 29, 2002 the Company has approximately $11.8 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.3591%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 29, 2002, would change interest expense by approximately $25,000 for the six months ended December 29, 2002.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.



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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on December 18, 2002, the Company's shareholders elected all four nominees to the Board of Director. The results of the voting were as follows:

                          Nominee     For     Votes Withheld
                          -------     ---     --------------
                      Ronald W. Parker     7,548,259     161,820
                     Bobby L. Clairday     7,551,259     159,225
                    Raymond D. Phillips    7,551,717     158,767
                      Butler E. Powell     7,551,737     158,747

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits:

10.1 Third amended and restated loan agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 22, 2003 but effective December 29, 2002.

10.2 Amended Employment Agreement between the Company and Ronald W. Parker dated December 16, 2002.

10.3     Form  of  Executive  Employment  Contract.

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form  8-K  filed  under  Item  5  -  other  events

On December 23, 2002 the Company filed a report on Form 8-K, amending the Company's Amended and Restated By-Laws limiting the business that can be conducted at any meeting of the shareholders, and detailing proper procedures for nominations to the Board of Directors.


On December 20, 2002 the Company filed a report on Form 8-K, announcing the resignation of two Directors and the appointment of two new Directors, and publishing an agreement between the Company and Newcastle Partners, L.P.

On December 9, 2002 the Company filed a report on Form 8-K, announcing that the Company had received full payment on a note receivable owed to the Company by the Company's former Chief Executive Officer.





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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  February  11,  2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February  11,  2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February  11,  2003

     By:  /s/Shawn  M.  Preator
          ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial
                                                   Officer