Form 10-Q
period 2003-03-30
PIZZA INN INC /MO/
filed 2003-05-13
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003.
                                                   ----------------

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

     AT MAY 8, 2003, AN AGGREGATE OF 10,058,674 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

   Consolidated  Statements of Operations for the three months and nine months
     Ended March  30,  2003  and  March  24,  2002  (unaudited)                3


   Consolidated Statements of Comprehensive Income for the three months and nine months ended March 30, 2003 and March 24, 2002 (unaudited) 3

   Consolidated Balance Sheets at March 30, 2003 (unaudited) and June 30, 2002 4

   Consolidated  Statements  of  Cash  Flows  for  the  nine  months  ended
     March  30,  2003  and  March  24,  2002  (unaudited)                      5

   Notes  to  Consolidated  Financial  Statements                              7

Item 2.
-------
    Management's  Discussion  and  Analysis  of
    -------------------------------------------
    Financial Condition and Results of Operations                             13
       ---------------------------------------------
Item 3.
-------
    Quantitative  and  Qualitative  Disclosures  about  Market  Risk          17
   ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                        17
--------     -------------------------


PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               17
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      18
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                            18
--------     -------------------------------------

     Signatures                                                               19

     Certifications                                                           20


                                                  PIZZA INN, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                    (UNAUDITED)


                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           -------------------               ------------------
                                                       MARCH 30,           MARCH 24,        MARCH 30,    MARCH 24,
REVENUES:                                                2003                 2002            2003         2002
                                                  -------------------  ------------------  -----------  -----------
  Food and supply sales. . . . . . . . . . . . .  $            12,311  $           13,292  $   39,114   $   42,475
  Franchise revenue. . . . . . . . . . . . . . .                1,347               1,361       3,957        4,057
  Restaurant sales . . . . . . . . . . . . . . .                  446                 507       1,366        1,598
  Other income . . . . . . . . . . . . . . . . .                   94                 126         286          450
                                                  -------------------  ------------------  -----------  -----------
                                                               14,198              15,286      44,723       48,580
                                                  -------------------  ------------------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               11,562              12,626      36,134       40,396
  Franchise expenses . . . . . . . . . . . . . .                  972                 660       2,515        2,008
  General and administrative expenses. . . . . .                  907                 994       1,556        3,142
  Interest expense . . . . . . . . . . . . . . .                  188                 282         622          557
                                                  -------------------  ------------------  -----------  -----------
                                                               13,629              14,562      40,827       46,103
                                                  -------------------  ------------------  -----------  -----------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                  569                 724       3,896        2,477

  Provision for income taxes . . . . . . . . . .                  193                 246       1,325          842
                                                  -------------------  ------------------  -----------  -----------

NET INCOME . . . . . . . . . . . . . . . . . . .  $               376  $              478  $    2,571   $    1,635
                                                  ===================  ==================  ===========  ===========

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.04  $             0.05  $     0.26   $     0.16
                                                  ===================  ==================  ===========  ===========

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.04  $             0.05  $     0.26   $     0.16
                                                  ===================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,059              10,058      10,058       10,104
                                                  ===================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,064              10,058      10,061       10,108
                                                  ===================  ==================  ===========  ===========

                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (IN THOUSANDS)

                                                            THREE MONTHS ENDED . . . . . . .. .  NINE MONTHS ENDED
                                                           ------------------------         --  ------------------
                                                              MARCH 30,.  . . .  MARCH 24,   MARCH 30,   MARCH 24,
                                                                 2003                2002        2003         2002
                                                  -------------------  ------------------  -----------  -----------

Net Income . . . . . . . . . . . . . . . . . . .  $               376  $              478  $    2,571   $    1,635
Interest rate swap gain (loss) - (net of
   tax (expense) benefit of ($15) and ($25)
   and $130 and $32, respectively) . . . . . . .                   29                  49        (252)         (61)
                                                  -------------------  ------------------  -----------  -----------
Comprehensive Income . . . . . . . . . . . . . .  $               405  $              527  $    2,319   $    1,574
                                                  ===================  ==================  ===========  ===========

                            See accompanying Notes to Consolidated Financial Statements.



                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      MARCH 30,    JUNE 30,
ASSETS                                                                  2003         2002
                                                                     -----------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $      184   $     770
  Accounts receivable, less allowance for doubtful
    accounts of $791 and $829, respectively . . . . . . . . . . . .       4,028       3,867
  Notes receivable, current portion, less allowance
    for doubtful accounts of $154 and $354, respectively. . . . . .         292         332
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,708       1,526
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . .         609       1,297
  Property held for sale. . . . . . . . . . . . . . . . . . . . . .           -         170
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .         545         735
                                                                     -----------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . .       7,366       8,697
Property, plant and equipment, net. . . . . . . . . . . . . . . . .      13,175      13,567
Property under capital leases, net. . . . . . . . . . . . . . . . .         157         337
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . .         840       1,347
Long-term notes receivable, less
  allowance for doubtful accounts of $20 and $20,
  respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .          65         191
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .         133         475
                                                                     -----------  ----------
                                                                     $   21,736   $  24,614
                                                                     ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $    1,700   $   1,527
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       2,004       2,529
  Current portion of long-term debt . . . . . . . . . . . . . . . .       1,656       1,656
  Current portion of capital lease obligations. . . . . . . . . . .         162         229
                                                                     -----------  ----------
    Total current liabilities . . . . . . . . . . . . . . . . . . .       5,522       5,941

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .      10,049      15,091
  Long-term capital lease obligations . . . . . . . . . . . . . . .          35         136
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .         880         517
                                                                     -----------  ----------
                                                                         16,486      21,685
                                                                     -----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,956,269 and 14,955,819 shares, respectively;
    outstanding  10,058,624 and 10,058,174 shares, respectively . .         150         150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .       7,825       7,824
  Loans to officers (less allowance of $0 and $1,750, respectively)        (574)       (575)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .      17,909      15,338
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .        (576)       (324)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645 respectively. . . .     (19,484)    (19,484)
                                                                     -----------  ----------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .       5,250       2,929
                                                                     -----------  ----------
                                                                     $   21,736   $  24,614
                                                                     ===========  ==========

                See accompanying Notes to Consolidated Financial Statements.




                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                            -------------------
                                                                        MARCH 30,        MARCH 24,
                                                                          2003             2002
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            2,571   $    1,635
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .               1,103        1,064
    Provision for (recovery of) bad debt, net . . . . . . . . . .              (1,830)         135
    Utilization of deferred taxes. . . . . . . . . . . . . . . . .                 445            -
    Utilization of pre-reorganization net operating
      loss carryforwards. . . . . . . . . . . . . . . . . . . . .               1,131          892
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                (115)          40
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                (182)         193
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 173         (855)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                (525)         (45)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 163          (70)
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .               2,934        2,989
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .                (261)      (8,711)
  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                   -           24
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .                (261)      (8,687)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt . . . . . . . . . . . . . . .                 500        7,909
  Repayments of long-term bank debt and capital lease obligations              (5,710)      (1,932)
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .               1,951            -
  Purchases of treasury stock . . . . . . . . . . . . . . . . . .                   -         (573)
                                                                   -------------------  -----------
    CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES. . . . . . .              (3,259)       5,404
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (586)        (294)
Cash and cash equivalents, beginning of period. . . . . . . . . .                 770          540
                                                                   -------------------  -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $              184   $      246
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.




                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                 NINE MONTHS ENDED
                                             ------------------
                                             MARCH 30,       MARCH 24,
                                               2003            2002
                                      ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . .  $              627  $      723
  Income taxes . . . . . . . . . . .                   -          53


NONCASH FINANCING AND INVESTING
ACTIVITIES:

  Capital lease obligations incurred  $                -  $      156


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

In December of 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends APB Opinion No. 28 "Interim Financial Report", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for the Company's interim periods after December 29,2002.

SFAS No. 123 encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to elect to continue to measure compensation costs under APB No. 25, "Accounting for Stock Issued to Employees," but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied.

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

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):





                                                            NINE MONTHS ENDED
                                                           -------------------
                                                  MARCH 30, 2003      MARCH 24, 2002
                                                -------------------  ----------------
  Net income, as reported. . . . . . . . . . .  $            2,571   $         1,635
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects. . . . . . . . . . . .                 (15)              (49)
                                                -------------------  ----------------

  Pro forma net income . . . . . . . . . . . .  $            2,556   $         1,586

  Earnings per share
    Basic-as reported. . . . . . . . . . . . .  $             0.26   $          0.16
    Basic-pro forma. . . . . . . . . . . . . .  $             0.25   $          0.16

    Diluted-as reported. . . . . . . . . . . .  $             0.26   $          0.16
    Diluted-pro forma. . . . . . . . . . . . .  $             0.25   $          0.16


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2) The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 30, 2003 and March 24, 2002, the variable interest rates were 3.06% and 3.65%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of March 30, 2003 and March 24, 2002 were $2.7 million and $7.8 million, respectively.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $1.4 million and $2.6 million at March 30, 2003 and March 24, 2002, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of March 30, 2003 and March 24, 2002, the variable interest rates were 2.81% and 3.44%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of March 30, 2003 and March 24, 2002, the variable interest rates were 2.78% and 3.40%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.6 million at March 30, 2003 and $8.1 million at March 24, 2002.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 30, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of March 30, 2003 the outstanding principal balance of this loan was approximately $720,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guarantee the obligations of Mid-South under the Loan. In the event such guarantee ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

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

(6) In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate a material impact to the financial statements upon adoption of FAS 149.

Emerging Issues Task Force issued EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", which provides guidance on how a reseller of vendor's products should account for cash consideration received from a vendor. As required by the EITF, the Company will apply the provisions to new arrangements, including modifications of existing arrangements, and does not anticipate a material impact to the financial statements as a result of adopting this EITF.

In  November  2002,  the  Financial  Accounting  Standards  Board  (FASB) issued
Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees pre-existing before the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. As of March 30, 2003, the Company has disclosed in these notes separately the guarantee of Mid-South Pizza Development, Inc. (Mid-South) an area developer of the Company. As of this date, any obligation from the guarantor could be fully offset by the assumption of the area developer rights which are currently pledged to Mid-South's third party lender. The Company has no other guarantee relationship.

In  January  2003,  the  FASB  issued  Interpretation  No. 46, "Consolidation of
Variable Interest Entities" (FIN 46) which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any entities will be consolidated with the Company as a result of FIN 46.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                                INCOME                    SHARES      PER SHARE
                                                             (NUMERATOR)               (DENOMINATOR)    AMOUNT
                                                 ------------------------------------  -------------  ----------
THREE MONTHS ENDED MARCH 30,  2003
  BASIC EPS
  Income Available to Common Shareholders . . .  $                376                         10,059  $     0.04
  Effect of Dilutive Securities - Stock Options                                                    5
                                                 --------------------                      -----------      ----
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $                376                          10,064  $    0.04
                                                 ====================                     =============    =====

  THREE MONTHS ENDED MARCH 24,  2002
  BASIC EPS
  Income Available to Common Shareholders . . .  $                478                          10,058  $    0.05
  Effect of Dilutive Securities - Stock Options                                                    -
                                                 --------------------                      -----------    ------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $                478                          10,058  $    0.05
                                                 ====================                     ===========      =====




NINE  MONTHS  ENDED  MARCH  30,  2003
  BASIC  EPS
  Income Available to Common Shareholders         $              2,571                         10,059  $   0.26
  Effect of Dilutive Securities - Stock Options                                                     2
                                                   -------------------                         -------     ----
  DILUTED  EPS
  Income  Available  to  Common  Shareholders
  & Assumed Conversions                           $              2,571                         10,061 $     0.26
                                                   ===================                      ==========      ====

NINE  MONTHS  ENDED  MARCH  24,  2002
  BASIC  EPS
  Income Available to Common Shareholders         $              1,635                         10,104 $    0.16
  Effect of Dilutive Securities - Stock Options                                                     4
                                                   -------------------                      --------      ----
  DILUTED  EPS
  Income  Available  to  Common  Shareholders
  & Assumed Conversions                           $             1,635                          10,108 $    0.16
                                                  ====================                       ========      ====


(8) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three month and nine month periods ended March 30, 2003 and March 24, 2002.





                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                           -------------------             ------------------

                                           MARCH 30,      MARCH 24,    MARCH 30,    MARCH 24,
                                             2003           2002         2003         2002
                                        ---------------  -----------  -----------  -----------
                                               (In thousands).. . . . . .   (In thousands)
   NET SALES AND OPERATING REVENUES:
   Food and Equipment Distribution . .  $       12,311   $   13,292   $   39,114   $   42,475
   Franchise and Other . . . . . . . .           1,793        1,868        5,323        5,655
   Intersegment revenues . . . . . . .             164          181          515          589
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .          14,268       15,341       44,952       48,719
   Other revenues. . . . . . . . . . .              94          126          286          450
   Less intersegment revenues. . . . .            (164)        (181)        (515)        (589)
                                        ---------------  -----------  -----------  -----------
     Consolidated revenues . . . . . .  $       14,198   $   15,286   $   44,723   $   48,580
                                        ===============  ===========  ===========  ===========

   OPERATING PROFIT:
   Food and Equipment Distribution (1)  $          513   $      648   $    1,909   $    2,053
   Franchise and Other (1) . . . . . .             528          757        1,928        2,117
   Intersegment profit . . . . . . . .              47           56          143          167
                                        ---------------  -----------  -----------  -----------
     Combined. . . . . . . . . . . . .           1,088        1,461        3,980        4,337
   Other profit or loss. . . . . . . .              94          126          286          450
   Less intersegment profit. . . . . .             (47)         (56)        (143)        (167)
   Corporate administration and other.            (566)        (807)        (227)      (2,143)
                                        ---------------  -----------  -----------  -----------
     Income before taxes . . . . . . .  $          569   $      724   $    3,896   $    2,477
                                        ===============  ===========  ===========  ===========

   GEOGRAPHIC INFORMATION (REVENUES):
   United States . . . . . . . . . . .  $       14,037   $   15,129   $   44,255   $   48,201
   Foreign countries . . . . . . . . .             161          157          468          379
                                        ---------------  -----------  -----------  -----------
     Consolidated total. . . . . . . .  $       14,198   $   15,286   $   44,723   $   48,580
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



ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Quarter and nine months ended March 30, 2003 compared to the quarter and nine months ended March 24, 2002.

     Earnings per share for the quarter ended March 30, 2003 was $.04 versus $.05 for the same quarter last year. Net income was $376,000 versus $478,000, on revenues of $14.2 million versus $15.3 million in the previous year. For the nine month period, earnings per share were $.26 versus $.16 last year. Net income was $2,571,000 compared to $1,635,000 on revenues of $44.7 million versus $48.6 million last year. The nine month period in fiscal 2003 includes the reversal of a previously recorded pre-tax charge of approximately $1.9 million. The charge was previously recorded in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment for a note receivable owed to the Company from the Company's former chief executive officer. The Company received payment in full for the note receivable in December 2002.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 7% to $12,311,000 from $13,292,000 compared to the same period last year. For the nine month period, food and supply sales decreased 8% to $39,114,000 from $42,475,000. Lower retail sales combined with a decrease in the sales price of cheese contributed to the decrease in food and supply sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 1% or $14,000 for the quarter compared to the same period last year and 2% or $100,000 for the nine month period. Lower royalties, resulting from lower retail sales, were partially offset by higher foreign master license fees.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 12% or $61,000 for the quarter, compared to the same period of the prior year. For the nine month period, restaurant sales decreased 15% or $232,000. These decreases are a result of the closing of the Delco unit during September of the prior year combined with lower comparable sales at the two remaining stores.

     Other income consists primarily of interest income and non-recurring revenue items. Other income decreased 25% or $32,000 for the quarter, compared to the same period of the prior year. For the nine month period, other income decreased 36% or $164,000. These decreases are primarily due to lower vendor incentives and lower interest income.

     Cost of sales decreased 8% or $1,064,000 for the quarter and decreased 11% or $4,262,000 for the nine month period. As a percentage of sales for the quarter, cost of sales remained the same as the prior year at 91%. For the nine month period, cost of sales, as a percentage of sales, decreased to 89% from 92% compared to the same period of the prior year due primarily to lower cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 47% or $312,000 for the quarter and 25% or $507,000 for the nine month period compared to the same periods last year. These increases are primarily due to increased franchise service staffing levels, foreign master license taxes, and increased advertising expenses.

     General and administrative expenses decreased 9% or $87,000 for the quarter and 50% or $1,586,000 for the nine months, compared to the same periods last year. The nine month period decrease is primarily the result of the reversal in December 2002 of a previously recorded pre-tax charge of approximately $1.9 million. The charge was previously recorded in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment for a note receivable owed to the Company from the Company's former chief executive officer. The Company received payment in full for the note receivable in December 2002.

     Interest expense decreased 33% or $94,000 for the quarter and increased 12% or $65,000 for the nine months, compared to the same periods of the prior year. Lower interest rates and lower debt balances in the current year were offset by capitalized interest of approximately $179,000 used in construction of the new corporate headquarters in the prior year.

     Provision for income taxes decreased 22% or $53,000 for the quarter, and increased 57% or $483,000 for the nine months compared to the same periods in the prior year. The effective tax rate was 34% for both the current and prior quarters and nine months.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations totaled $2,934,000 during the first nine months of fiscal 2003 and was utilized, in conjunction with a portion of its cash balance, primarily to pay down debt. Management believes that current cash and cash equivalents, projected cash flows from operations, and its existing debt capacity should be sufficient during fiscal 2003 and for the foreseeable future to fund planned capital expenditures, working capital needs, and other cash requirements.

     Capital expenditures of $261,000 during the first nine months consist primarily of the Company's implementation of a bar code system for its warehouse operations, computer system upgrades, and office equipment.

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

     The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 30, 2003 and March 24, 2002, the variable interest rates were 3.06% and 3.65%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of March 30, 2003 and March 24, 2002 were $2.7 million and $7.8 million, respectively.

          The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $1.4 million and $2.6 million at March 30, 2003 and March 24, 2002, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of March 30, 2003 and March 24, 2002, the variable interest rates were 2.81% and 3.44%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of March 30, 2003 and March 24, 2002, the variable interest rates were 2.78% and 3.40%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.6 million at March 30, 2003 and $8.1 million at March 24, 2002.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 30, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

     On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of March 30, 2003 the outstanding principal balance of this loan was approximately $720,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guarantee the obligations of Mid-South under the Loan. In the event such guarantee ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

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

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS


     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 30, 2003 (in thousands):




                                          Less Than 1   1-3     4-5    After 5
                                      Total   Year     Years   Years     Years
-----------------------------------  -------  ------  --------  ------ -------
Bank debt . . . . . . . . . . . . .  $11,705  $1,656  $  3,620  $  816  $5,613
Operating lease obligations . . . .    3,663   1,150     1,783     719      11
Capital lease obligations (1) . . .      197     162        20      15       -
                                     -------  ------  --------  ------  ------
Total contractual cash obligations.  $15,565  $2,968  $  5,423  $1,550  $5,624
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

     At March 30, 2003 the Company has approximately $11.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.23%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at March 30, 2003, would change interest expense by approximately $33,000 for the nine months ended March 30, 2003.

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

(b)     Form  8-K  filed  under  Item  5  -  other  events

On April 18, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the third quarter ended March 30, 2003.

On January 22, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the second quarter ended December 29, 2002.





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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  May  13,  2003















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


May  13,  2003
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


May  13,  2003
                                         By:  /s/Shawn  M.  Preator
                                         --------------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer