Form 10-K
period 2003-06-29
PIZZA INN INC /MO/
filed 2003-09-26
CIK 718332

7

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  29,  2003.
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

     At September 10, 2003, there were 10,058,674 shares of the registrant's Common Stock outstanding, and the aggregate Market value of registrant's Common Stock held by non-affiliates was $25,096,392, based upon the average of the bid and ask prices.

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes    No  ___
                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 2003, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name that was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn".

     On  September  10,  2003,  the  Pizza  Inn  system  consisted of 414 units, including two Company owned and operated units, a third that the Company is currently in the process of relocating, and 411 franchised units. The Company-operated units are used for product testing and franchisee training, in addition to serving customers. The domestic franchised units are comprised of 224 buffet units, 57 delivery/carry-out units, and 73 Express units. The international franchised units are comprised of 16 buffet units, 30 delivery/carry-out units and 14 Express units. Pizza Inn units are currently located in 20 states and 10 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina, and Mississippi accounting for approximately 34%, 15%, and 8% of the total, respectively. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

     On August 21, 2002, C. Jeffrey Rogers, the Company's former Chief Executive Officer, resigned his position with the Company. In October 1999, the Company loaned Mr. Rogers approximately $1.9 million. Subsequent to his departure, the entire outstanding indebtedness was paid in full. For additional information, see "Transactions with Related Parties". In addition, pursuant to the terms of that certain Severance Agreement and Release ("Agreement") dated August 21, 2002 between C. Jeffrey Rogers and Pizza Inn, Inc., the Company paid Mr. Rogers $195,000 in lieu of salary and made certain other payments as described in the Agreement which is Exhibit 10.13 of the Company's Form 10-K for the fiscal year ended June 30, 2002.

PIZZA  INN  RESTAURANTS

     Buffet restaurants ("Buffet") offer dine-in and carry-out service and, in most cases, also offer delivery service. These restaurants serve pizza on three different crusts (Original Thin Crust, New York Pan, and Italian Crust), with standard toppings and special combinations of toppings. They also offer pasta, salad, sandwiches, desserts and beverages, including beer and wine in some locations. They are generally located in free standing buildings in close proximity to offices, shopping centers and residential areas. The Buffet concept may be developed in one of two formats: full service, featuring a wait staff and beverage table service, and self serve, allowing customers to serve themselves from the buffet bar and beverage station. The current standard Buffet restaurants are between 3,000 and 5,000 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a contemporary, family style atmosphere.

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line arrangements, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Buffet restaurants, but do not offer buffet service. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

          Express Serve units ("Express") are typically located in a convenience store, college campus, airport terminal, or other commercial facility. They have limited or no seating and offer quick carry-out service of a limited menu of pizza and other foods and beverages. An Express unit typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial facility or who is licensed at one or more locations within the facility.

FRANCHISING

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, and present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions that: (i) provide an initial franchise term of 20 years (except as described below) and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and (iv) except for Express units, prohibit the development of one unit within a specified distance from another.

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Buffet, $7,500 for a Delco, and $3,500 for an Express unit, (ii) an initial franchise term of 20 years for a Buffet, 10 years for a Delco or Express, plus a renewal term of 10 years, (iii) contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Buffet restaurant, or Delco, and 6% of gross sales for an Express unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet and a Delco, and 2% for an Express unit.

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






ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a Texas non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Buffet or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Buffet, and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a Board of Trustees comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing, and other services to PIAP and is paid by PIAP for such services. On September 10, 2003, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund purchases of Express unit marketing materials and similar expenditures.

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

EMPLOYEES

     On September 10, 2003, the Company had approximately 191 employees, including 65 in the Company's corporate office, 71 at its Norco division, and 18 full-time and 37 part-time employees at the Company-operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

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

AVAILABILITY

     The Company files regular reports, including quarterly Forms 10-Q and annual Form 10-K, with the Securities and Exchange Commission (SEC). These reports are available to the public to read and copy at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0300.

     The Company files these reports electronically, and the reports can also be accessed by the public via an SEC-maintained internet site (http://www.sec.gov).
                                                            ------------------
These reports can also be accessed by going to the Company's internet website (http://www.pizzainn.com).
  ----------------------










ITEM  2  -  PROPERTIES

     In November 2001 the Company moved into a new 40,000 square foot facility housing its corporate office and training center, and a 100,000 square foot warehouse and distribution facility. These buildings were constructed on approximately 11 acres of land the Company purchased in The Colony, Texas in December 2000. Refer to the notes to the consolidated financial statements for information concerning financing terms and construction costs.

     The Company currently operates two Pizza Inn restaurants, both of which are in Texas. The Company-operated units range in size from approximately 2,500 to 3,600 square feet and incur annual minimum rental charges of between $12.50 and $20.00 per foot. Both of the currently operated restaurants are at leased locations, one of which is non-renewable and will expire in 2005 and the second of which is renewable and will expire in 2007. In June 2003, the Company acquired land north of Dallas, Texas in Little Elm on which a Delco unit will be constructed and operated. Refer to the notes to the consolidated financial statements for information concerning purchase and construction costs.

ITEM  3  -  LEGAL  PROCEEDINGS

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

     Certain other pending legal proceedings exist against the Company that the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2003.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 10, 2003, there were 2,097 stockholders of record of the Company's Common Stock.

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



                                      Actual Trade
                                     Executed Price
                                          High       Low
                                     --------------  ----
                                          2003
    First Quarter Ended 9/29/2002 .            1.75  0.68
    Second Quarter Ended 12/29/2002            2.99  1.60
    Third Quarter Ended 3/30/2003 .            2.60  1.33
    Fourth Quarter Ended 6/29/2003.            2.24  1.51

                                               2002
    First Quarter Ended 9/23/2001 .            2.27  1.84
    Second Quarter Ended 12/23/2001            2.16  1.03
    Third Quarter Ended 3/24/2002 .            1.67  1.20
    Fourth Quarter Ended 6/30/2002.            1.55  1.09



     Under the Company's bank loan agreement, the Company is limited in its ability to pay dividends or make other distributions on the common stock. The Company did not pay any dividends on its common stock during the fiscal years ended June 29, 2003 and June 30, 2002. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

                      EQUITY COMPENSATION PLAN INFORMATION

A summary of equity compensation under all of the Company's stock option plans follows:



                       Number of Securities to    Weighted-average       Number of Securities
                       be issued upon exercise  exercise price of      remaining available for
Plan. . . . . . . . .  of outstanding options,  outstanding options,   future issuance under
Category. . . . . . .  warrants, and rights     warrants, and rights   equity compensation plans
---------------------  -----------------------  ---------------------  -------------------------
Equity Compensation
plans approved by . .                  806,150  $                3.68                  1,462,467
security holders

Equity compensation
plans not approved by                        -                      -                          -
security holders
                       -----------------------  --------------------  --------------------------
Total . . . . . . . .                  806,150  $                3.68                  1,462,467
                       =======================  =====================  =========================







Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.



 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 29, 2003, and should be read in conjunction with the financial statements and schedules in Item 8 of this report. Earnings per share data for all periods presented have been restated to reflect the computation of earnings per share in accordance with Statement of Financial Accounting Standard ("SFAS") 128.




                                          Year Ended
                                          -----------
                                           June 29,    June 30,   June 24,   June 25,    June 27,
                                             2003        2002       2001       2000        1999
                                          -----------  ---------  ---------  ---------  ----------
(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    58,782  $  66,642  $  65,268  $  67,640  $  67,261

  Income before taxes. . . . . . . . . .        4,643      1,723      3,921      4,389      4,096
  Net income . . . . . . . . . . . . . .        3,093      1,137      2,480      2,884      2,752
  Basic earnings per common share. . . .         0.31       0.11       0.23        .25        .24
  Diluted earnings per common share. . .         0.31       0.11       0.23        .25        .23
  Dividends declared per common share. .            -          -       0.12     .24 (2)    .18 (1)

SELECTED BALANCE SHEET DATA:
  Total assets, as restated (3). . . . .       20,796     24,318     19,576     17,395     18,290
  Long-term debt and
       capital lease obligations . . . .        9,676     15,227     11,161     10,655      6,944

(1)     On  June  18,  1999 the Company's Board of Directors declared a quarterly dividend of $.06 per share on  the  Company's  common  stock,  payable  to  shareholders  of  record  on  July  9,  1999.

(2)     On  June  26,  2000 the Company's Board of Directors declared a quarterly dividend of $.06 per share on  the  Company's  common  stock,  payable  to  shareholders  of  record  on  July  7,  2000.

(3)     Total  assets include a prior period adjustment of $296,000 to properly state deferred tax asset and
liability   balances.  See  Note  A  to  the  consolidated  financial  statements  for  further  discussion.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis is based on the Company's consolidated financial statements and related footnotes contained within this report. The Company's critical accounting policies used in the preparation of those consolidated financial statements are discussed below.

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

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories, trade receivables and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

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

     The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of the cases and consultations with external counsel and provides for an exposure if it is judged to be probable and estimable. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

                              RESULTS OF OPERATIONS

FISCAL  2003  COMPARED  TO  FISCAL  2002

          Diluted earnings per share increased 182% to $0.31 from $0.11 in the prior year. Net income increased 172% to $3,093,000 from $1,137,000 in the prior year, on revenues of $58,782,000 in the current year and $66,642,000 in the prior year. Pre-tax income increased 169% to $4,643,000 from $1,723,000.
The increase in net income was primarily attributable to the reversal of a pretax charge of approximately $1.9 million, originally recorded in June 2002, to reserve for a note receivable owed to the Company from C. Jeffrey Rogers, the Company's former Chief Executive Officer. The Company received payment in full for the note receivable in December 2002. See "Transactions with Related Parties".

     Results of operations for fiscal 2003 include fifty-two weeks versus fifty-three weeks in fiscal 2002.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Total food and supply sales decreased 11% to $51.6 million from $57.7 million in the prior year due to lower chainwide retail sales in the current year, lower cheese prices, and an additional week of operations in the prior year.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, decreased 7% or $393,000 in fiscal 2003 primarily due to lower retail sales in the current year and an additional week of operations in the prior year.

     Restaurant sales, which consist of revenue generated by Company-operated stores, for the year decreased 17% or $354,000 compared to the same period of the prior year. This is the result of lower comparable sales at the two operating Company stores, the temporary closing of the Delco unit in September 2001, and an additional week of sales in the prior year.

     Other income primarily consists of interest income and non-recurring revenue items. Other income decreased 75% or $942,000 primarily due to the non-cash reversal of a $700,000 reserve in the prior year, which was originally set up as the Company emerged from bankruptcy and was subsequently deemed unnecessary.

     Cost of sales decreased 12% to $47.6 million from $54.1 million in the prior year. As a percentage of sales, cost of sales decreased to 89.2% from 90.5% compared to the prior year. Lower cost of sales is due to the additional week of operations in the prior year and lower cheese prices in the current year, as described above.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These costs increased 16% or $446,000 compared to last year primarily due to foreign tax on a master license agreement recorded during the fiscal year, departmental restructuring, marketing research, and additional staffing levels.

     General and administrative expenses decreased 10% or $458,000 in fiscal 2003. This is primarily the result of the full provision for all remaining rent expense at the Company's former corporate headquarters of approximately $304,000 and additional legal reserves of $165,000 in the prior year.

     Interest expense decreased 5% or $43,000 in the current year due to lower interest rates and lower debt levels in the current year.

     Provision for income taxes increased 165% or $964,000 due to higher income, primarily attributable to the reversal of the pre-tax charge discussed above. The effective tax rate was 33% compared to 34% in the prior year. The decrease in the effective tax rate is primarily due to an increase in nondeductible permanent differences, which was offset by a change in the valuation allowance related to foreign tax carryforwards.

     During fiscal 2003, the Company opened for business a total of 24 new Pizza Inn franchise units, including 18 domestic and 6 international units. Domestically, 36 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Additionally, 7 international units were closed.




FISCAL  2002  COMPARED  TO  FISCAL  2001

          Diluted earnings per share decreased 52% to $0.11 from $0.23 in the prior year. Net income decreased 54% to $1,137,000 from $2,480,000 in the prior year, on revenues of $66,642,000 in the current year and $65,268,000 in the prior year. Pre-tax income decreased 56% to $1,723,000 from $3,921,000. The decrease in net income was primarily attributable to a pretax charge of approximately $1.9 million to reserve for a note receivable owed to the Company from C. Jeffrey Rogers, the Company's former Chief Executive Officer. Based on a review of certain financial information provided by Mr. Rogers, the Board of Directors of the Company determined the collection of the loan of approximately $1.9 million from the Company to Mr. Rogers was doubtful. The Company recorded the charge in the fourth quarter of fiscal 2002 to fully reserve for the possible nonpayment by Mr. Rogers. The Company intended, to the extent legally permissible, to enforce this obligation under the relevant terms of the Promissory Note and the Pledge Agreement. On August 21, 2002, C. Jeffrey Rogers, the Company's former Chief Executive Officer, resigned his position with the Company. See "Transactions with Related Parties".

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

     During fiscal 2002, the Company opened for business a total of 37 new Pizza Inn franchise units, including 29 domestic and 8 international units. Domestically, 46 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Additionally, 8 international units were closed.


                               FINANCIAL CONDITION

     Cash and cash equivalents decreased $371,000 in fiscal 2003. The Company used the cash flow generated from operations plus the proceeds from an officer loan repayment to pay down $5.6 million of debt.

At June 29, 2003 the net deferred tax asset balance was $967,000. At June 29, 2003, the Company had a valuation allowance of $153,000 which is provided for foreign tax credit carryforwards that may expire before they can be utilized. The Company believes that it is more likely than not that these credits will not be realized.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $153,000 related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income.

     During the fourth quarter of fiscal 2003, the Company determined that a prior period adjustment was required to properly state its deferred tax asset and liability balances. The Company identified approximately $296,000 in adjustments to these balances, primarily relating to temporary differences for fixed assets and the allowance for doubtful accounts, which related to fiscal years ended 1997 and earlier. These adjustments are summarized as follows (in thousands):





                                          AS PRESENTED   ADJUSTMENT    RESTATED
                                          -------------  ------------  ---------
 JUNE 30, 2002:
 Deferred taxes, net - current asset . .  $       1,297  $        10   $   1,307
 Deferred taxes, net - non-current asset          1,347         (306)      1,041
 Total assets. . . . . . . . . . . . . .         24,614         (296)     24,318
 Total shareholders' equity. . . . . . .          2,929         (296)      2,633
 JUNE 25, 2000:
 Beginning Retained earnings . . . . . .         13,163         (296)     12,867


     The Company has realized substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability and expects to realize a benefit in future years from the utilization of its temporary differences, which currently total $967,000. In accordance with SFAS 109, carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for federal income tax expense on its statements of operations at an effective corporate rate of 33%, 34%, and 37% for fiscal years 2003, 2002 and 2001, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 0%, 0% and 0% for fiscal years 2003, 2002, and 2001, respectively, is significantly less than the corporate rate reflected on the Company's statement of operations. As of June 29, 2003, the net operating loss carryforwards have been fully utilized. Therefore, in fiscal 2004, the Company will become a cash taxpayer. Historically, the differences between pre-tax earnings for financial reporting purposes and taxable income for tax purposes have consisted of temporary differences arising from the timing of depreciation, deductions for accrued expenses and deferred revenues, as well as permanent differences as a result of the exercise of stock options deducted for income tax purposes but not for financial reporting purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In fiscal 2003, the company generated cash flows of $4,021,000 from operating activities as compared to $5,560,000 in fiscal 2002 and $6,420,000 in fiscal 2001. The decrease in cash flows generated in fiscal 2003 was primarily the result of the reversal of the bad debt expense as described in Note J of the Company's consolidated financial statements.

Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In fiscal 2003, the Company used cash of $470,000 for investing activities as compared to $8,928,000 in fiscal 2002 and $4,713,000 in fiscal 2001. The cash flow during fiscal 2003 consisted primarily of bar code software and related equipment, land for a future Company-owned store, and equipment for the corporate office and the distribution facility. The decrease in fiscal 2003 was primarily the result of the construction of the corporate office and distribution facility that was completed during fiscal 2002.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, together with dividends paid on common stock, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $3,922,000 in fiscal 2003 as compared to cash provided by financing activities of $3,598,000 in fiscal 2002 and cash used for financing activities of $1,651,000 in fiscal 2001. The Company used cash flow from operations and proceeds from an officer loan repayment to decrease its net bank borrowings by $5,600,000 to $11,100,000 at June 29, 2003 from $16,700,000 at June 30, 2002. Cash provided by operations totaled $4,021,000 in fiscal 2003 and was used primarily, in conjunction with proceeds from an officer loan repayment, to pay down debt. Net cash provided by financing activities in 2002 was used for the construction of the Company's new corporate office and distribution facility.

     The Company signed an agreement with it's current lender, Wells Fargo, to refinance its debt under a $9.5 million revolving credit facility. This agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt. The Company is in compliance with all of the above financial ratios and restrictions on additional debt as of June 29, 2003, and management believes that future operations and cash flows will enable the Company to continue compliance with these covenants.

     The Company's future requirements for cash relate primarily to the repayment of debt, capital expenditures, including information system upgrades and miscellaneous equipment, and the possible periodic purchase of its own common stock.

          The Company's primary sources of cash are sales from the distribution division, royalties, license fees and Territory sales. Existing area development and master license agreements contain development commitments that should result in future chainwide growth. Related growth in distribution sales and royalties are expected to provide adequate working capital to supply the needs described above. The signing of any new area development or master license agreements, which cannot be predicted with certainty, could also provide significant infusions of cash.

                                   MARKET RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities which bear interest based on floating rates.

     At June 29, 2003 the Company had approximately $11.1 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.14% for the year ending June 29, 2003. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 29, 2003, would change interest expense by approximately $35,000.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 29, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 29, 2003 (in thousands):




                                           Less Than 1 . 1-3     4-5     After 5
                                     Total ..  Year    Years   Years      Years
-----------------------------------  -------  ------  --------  ------   -------
Bank debt . . . . . . . . . . . . .  $11,091  $1,448  $  3,313  $6,330  $    -
Operating lease obligations . . . .    3,366   1,090     1,712     564       -
Capital lease obligations (1) . . .      142     109        20      13       -
                                     -------  ------  --------  ------  -    -
Total contractual cash obligations.  $14,599  $2,647  $  5,045  $6,907  $    -
                                     =======  ======  ========  ======      ==


(1)  Does  not  include  amount  representing  interest.

                        TRANSACTIONS WITH RELATED PARTIES

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 11 restaurants located in Arkansas. Purchases by this franchisee comprised 6% and 6% of the Company's total food and supply sales in fiscal 2003 and fiscal 2002, respectively. Royalties and license fees and area development sales from this franchisee comprised 4% and 3% of the Company's total franchise revenues in fiscal 2003 and fiscal 2002, respectively. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 29, 2003 and June 30, 2002, his accounts and note payable to the Company were $854,780 and $685,669, respectively.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $1,949,698 to C. Jeffrey Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December, 2002, Newcastle Partners entered into a transaction with Wells Fargo whereby Newcastle ultimately acquired the Company stock pledged by Mr. Rogers and, in connection therewith, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ended December 29, 2002.

In October 1999, the Company loaned $557,056 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to shareholders' equity. As of June 29, 2003, the current note balance is $557,056.

In July 2000, the Company also loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to shareholders' equity. As of June 29, 2003, the current note balance is $131,853.

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

                                 PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedule:



FINANCIAL  STATEMENTS                                                  PAGE  NO.


Report  of  Independent  Auditors.                                            17

Consolidated  Statements  of  Operations  for  the  years  ended
     June  29,  2003,  June  30,  2002,  and  June  24,  2001.                18

Consolidated  Statements  of  Comprehensive  Income  for  the years ended     18
     June  29,  2003,  June  30,  2002,  and  June  24,  2001.

Consolidated  Balance  Sheets  at  June  29,  2003  and  June  30,  2002.     19

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  29,  2003,  June  30,  2002,  and  June  24,  2001.         20

Consolidated  Statements  of  Cash  Flows  for  the  years  ended June 29, 2003,
     June  30,  2002,  and  June  24,  2001.                                  21

Notes  to  Consolidated  Financial  Statements.                               23



FINANCIAL  STATEMENT  SCHEDULE


Schedule  II   -  Consolidated  Valuation  and  Qualifying  Accounts          38

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated
financial  statements  or  notes  thereto.

SIGNATURES                                                                    43

                         REPORT OF INDEPENDENT AUDITORS

To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note A, present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the consolidated financial statements, the Company has restated its financial statements as of June 30, 2002 to adjust beginning retained earnings and deferred tax assets.



PRICEWATERHOUSECOOPERS  LLP
Dallas,  Texas
September  25,  2003



                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     YEAR ENDED
                                                                              ----------------------
                                                                     JUNE 29,                  JUNE 30,                  JUNE 24,
                                                                        2003                      2002                      2001
                                                     ------------------------  ------------------------  ------------------------
REVENUES:
  Food and supply sales . . . . . . . . . . . . . .  $                51,556   $                57,727   $                57,020
  Franchise revenue . . . . . . . . . . . . . . . .                    5,135                     5,528                     5,373
  Restaurant sales. . . . . . . . . . . . . . . . .                    1,780                     2,134                     2,346
  Other income. . . . . . . . . . . . . . . . . . .                      311                     1,253                       529
                                                     ------------------------  ------------------------  ------------------------
                                                                      58,782                    66,642                    65,268
                                                     ------------------------  ------------------------  ------------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . .                   47,583                    54,146                    53,783
  Franchise expenses. . . . . . . . . . . . . . . .                    3,311                     2,865                     2,648
  General and administrative expenses . . . . . . .                    4,251                     4,709                     3,870
  Provision for (recovery of) bad debt (see Note J)                   (1,795)                    2,367                       210
  Interest expense (net of capitalized interest of
    $0, $178, and $102, respectively) . . . . . . .                      789                       832                       836
                                                     ------------------------  ------------------------  ------------------------
                                                                      54,139                    64,919                    61,347
                                                     ------------------------  ------------------------  ------------------------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . .                    4,643                     1,723                     3,921

  Provision for income taxes. . . . . . . . . . . .                    1,550                       586                     1,441
                                                     ------------------------  ------------------------  ------------------------

NET INCOME. . . . . . . . . . . . . . . . . . . . .                 3,093                    1,137                     2,480
                                                     ========================  ========================  ========================

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . .                   0.31                     0.11                      0.23
                                                     ========================  ========================  ========================

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . .                   0.31                     0.11                      0.23
                                                     ========================  ========================  ========================

DIVIDENDS DECLARED PER COMMON SHARE . . . . . . . .                       -                        -                     0.12
                                                     ========================  ========================  ========================

WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . .                   10,058                    10,092                    10,635
                                                     ========================  ========================  ========================

WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES. . . . . . . .                   10,061                    10,095                    10,639
                                                     ========================  ========================  ========================


                                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                  (IN THOUSANDS)

                                                                                              YEAR ENDED
                                                                     ---------------------------------------------------
                                                                      JUNE 29,. . . . . . . .  JUNE 30,                  JUNE 24,
                                                                        2003                      2002                      2001
                                                     ------------------------  ------------------------  ------------------------

    Net Income. . . . . . . . . . . . . . . . . . .  $                 3,093   $                 1,137   $                 2,480
    Interest rate swap loss (net of tax benefit of
        $168, $129, and $38, respectively). . . . .                     (326)                     (251)                      (73)
                                                     -----------------------   -----------------------   ------------------------
    Comprehensive Income. . . . . . . . . . . . . .  $                 2,767   $                   886   $                 2,407
                                                     ========================  ========================  ========================

                                   See accompanying Notes to Consolidated Financial Statements.




                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JUNE 29,               JUNE 30,
ASSETS                                                                       2003                   2002
                                                                     ---------------------  ---------------------
(as restated)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                399   $                770
  Accounts receivable, less allowance for doubtful
    accounts of $722 and $829, respectively . . . . . . . . . . . .                 3,730                  3,867
  Notes receivable, current portion, less allowance
    for doubtful accounts of $175 and $354, respectively. . . . . .                   260                    332
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,511                  1,526
  Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . .                   585                  1,307
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   533                    905
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                 7,018                  8,707
Property, plant and equipment, net. . . . . . . . . . . . . . . . .                13,126                 13,567
Property under capital leases, net. . . . . . . . . . . . . . . . .                   120                    337
Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . . .                   382                  1,041
Long-term notes receivable, less
    allowance for doubtful accounts of $19 and $20, respectively. .                    41                    191
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .                   109                    475
                                                                     ---------------------  ---------------------
                                                                     $             20,796   $             24,318
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              1,217   $              1,527
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 1,950                  2,529
  Current portion of long-term debt . . . . . . . . . . . . . . . .                 1,448                  1,656
  Current portion of capital lease obligations. . . . . . . . . . .                   109                    229
                                                                     ---------------------  ---------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                 4,724                  5,941

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 9,643                 15,091
  Long-term capital lease obligations . . . . . . . . . . . . . . .                    33                    136
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   989                    517
                                                                     ---------------------  ---------------------
                                                                                   15,389                 21,685
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Note I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 14,956,319 and 14,955,819 shares, respectively;
    outstanding 10,058,674 and 10,058,174 shares, respectively. . .                   150                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 7,825                  7,824
  Loans to officers, less allowance for doubtful
    accounts of $0 and $1,750, respectively . . . . . . . . . . . .                  (569)                  (575)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                18,135                 15,042
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                  (650)                  (324)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645, respectively . . .               (19,484)               (19,484)
                                                                     ---------------------  ---------------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .                 5,407                  2,633
                                                                     ---------------------  ---------------------
                                                                     $             20,796   $             24,318
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.



                                               PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               (IN THOUSANDS)

                                                                                  ACCUM.
                                               ADDITIONAL                          OTHER    TREASURY
                              COMMON STOCK       PAID-IN     LOANS TO   RETAINED    COMP.    STOCK
                              ------------
                            SHARES      AMOUNT    CAPITAL    OFFICERS   EARNINGS    LOSS    AT COST   TOTAL
                         ------------  --------  ---------  ----------  ---------  ------  ---------  ------

BALANCE, JUNE 25, 2000,        10,645  $    150  $   7,708  $  (2,250)  $  12,867  $    -  $(18,282)  $  193
                         ------------  --------  ---------  ----------  ---------  ------  ---------  ------
as restated

Stock options exercised           215        -          37         -         (199)      -       700      538
Loans  to  officers  for
  exercise of stock options        -         -           -       (240)         -        -         -    (240)
Principal  repayment  of  loans
  by officers                      -         -           -        165          -        -         -      165
Tax  benefits  associated
  with stock options               -         -         77           -          -        -         -       77
Employee  incentive  options
  and shares                        1        -          1           -          -        -         -        1
Dividends paid                      -        -          -           -       (1,243)     -         -  (1,243)
Acquisition  of  treasury
  stock (see Note K)             (541)       -          -           -          -        -    (1,329) (1,329)
Interest rate swap loss
  (net of tax of $38)               -        -          -           -          -      (73)        -     (73)
Net income                          -        -          -           -        2,480      -         -    2,480
                              -------    ------   -------    --------      -------   ------  ------    -----
BALANCE, JUNE 24, 2001         10,320   $   150   $ 7,823     $(2,325)    $ 13,905  $   (73) $(18,911)   569
                              -------    ------   -------    --------      -------   ------  ------    -----
as  restated

Employee incentive shares          -         -         1            -           -       -         -        1
Acquisition  of  treasury
  stock (see Note K)             (262)       -         -            -            -      -       (573)  (573)
Allowance  for
  doubtful accounts                -         -         -        1,750            -      -         -    1,750
Interest  rate  swap  loss
  (net of tax of $129)             -         -         -            -            -   (251)        -    (251)
Net income                         -         -         -            -        1,137     -          -    1,137
                              -------    ------   -------    --------      -------   ------  ------    -----
BALANCE, JUNE 30, 2002,        10,058   $   150   $ 7,824    $   (575)     $15,042  $ (324) $(19,484)$ 2,633
                              -------    ------   -------    --------      -------   ------  ------    -----
as  restated

Employee incentive shares           1        -          1           -            -     -          -        1
Principal  repayment  of  loans
  by officers         -             -        -          -       1,756            -     -          -    1,756
Reversal  of  allowance  for
  doubtful accounts                 -        -          -      (1,750)           -     -          -  (1,750)
Interest  rate  swap  loss
  (net of tax of $168)              -        -          -           -            -    (326)       -    (326)
Net income                          -        -          -           -       3,093      -          -    3,093
                              -------    ------   -------    --------      -------   ------  ------    -----
BALANCE, JUNE 29, 2003         10,059   $   150   $ 7,825   $   (569)      $18,135   $(650) $(19,484) $5,407
                              =======    ======   =======    ========      =======    =====  =======   =====

                        See accompanying Notes to Consolidated Financial Statements.


                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)


                                                                                    YEAR ENDED
                                                        ---------------------------------------------
                                                               JUNE 29,                 JUNE 30,                 JUNE 24,
                                                                 2003                     2002                     2001
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . .  $                3,093   $                1,137   $                2,480
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . .                   1,403                    1,337                    1,343
      Provision for (recovery of) bad debt . . . . . .                  (1,795)                   2,367                      210
      Deferred income taxes. . . . . . . . . . . . . .                   1,381                      538                    1,247
    Changes in assets and liabilities:
      Notes and accounts receivable. . . . . . . . . .                     204                      799                     (263)
      Inventories. . . . . . . . . . . . . . . . . . .                      15                      537                      847
      Accounts payable - trade . . . . . . . . . . . .                    (310)                    (825)                     102
      Accrued expenses . . . . . . . . . . . . . . . .                    (527)                     240                      102
      Deferred franchise revenue . . . . . . . . . . .                     (52)                      38                      (10)
      Prepaid expenses and other . . . . . . . . . . .                     609                     (608)                     362
                                                        -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY OPERATING ACTIVITIES. . . . . .                   4,021                    5,560                    6,420
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures . . . . . . . . . . . . . . .                    (476)                  (8,952)                  (4,713)
    Proceeds from sale of assets . . . . . . . . . . .                       6                       24                        -
                                                        -----------------------  -----------------------  -----------------------
      CASH USED FOR INVESTING ACTIVITIES . . . . . . .                    (470)                  (8,928)                  (4,713)
                                                        -----------------------  -----------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations, net . . . . . . . . .                  (6,379)                  (3,738)                  (4,184)
    Borrowings of long-term debt . . . . . . . . . . .                     500                    7,909                    4,642
    Dividends paid . . . . . . . . . . . . . . . . . .                       -                        -                   (1,243)
    Proceeds from exercise of stock options. . . . . .                       -                        -                      298
    Officer loan payment . . . . . . . . . . . . . . .                   1,957                        -                      165
    Purchases of treasury stock. . . . . . . . . . . .                       -                     (573)                  (1,329)
                                                        -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  (3,922)                   3,598                   (1,651)
                                                        -----------------------  -----------------------  -----------------------

Net increase (decrease) in cash and cash equivalents .                    (371)                     230                       56
Cash and cash equivalents, beginning of period . . . .                     770                      540                      484
                                                        -----------------------  -----------------------  -----------------------
Cash and cash equivalents, end of period . . . . . . .     $              399      $              770        $                540
                                                        -----------------------  -----------------------  -----------------------

                                   See accompanying Notes to Consolidated Financial Statements.



                                     PIZZA INN, INC.
                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                     (IN THOUSANDS)



                                                           YEAR ENDED
                                                  -----------
                                                   JUNE 29,    JUNE 30,   JUNE 24,
                                                     2003        2002       2001
                                                  -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . .  $       810  $     992  $     876
  Income taxes . . . . . . . . . . . . . . . . .            -         53         65


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred . . . . . .  $         -  $     156  $       -
  Stock issued to officers in exchange for loans            -          -        303


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

On June 29, 2003 the Pizza Inn system consisted of 410 locations, including three Company-operated units (one of which is temporarily closed) and 407 franchised units. On June 29, 2003 the Company had franchises in 20 states and 10 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Mississippi accounting for approximately 34%, 15%, and 8%, respectively, of the total. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

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

PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized. Internal and external costs incurred to develop or purchase internal-use computer software during the application development stage, including upgrades and enhancements, are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulation depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the useful life of the asset. As of June 29, 2003, total interest of $280,000 has been capitalized in connection with the construction of the Company's new headquarters, training center, and distribution facility.

Depreciation and amortization is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to thirty- nine years. It is the Company's policy to periodically review the net realizable value of its long-lived assets when certain indicators exist through an assessment of the estimated gross future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 29, 2003.

ACCOUNTS  RECEIVABLE:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends.

NOTES  RECEIVABLE:

Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

INCOME  TAXES:

Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

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

During the fourth quarter of fiscal 2003, the Company determined that a prior period adjustment was required to properly state its deferred tax asset and liability balances. The Company identified approximately $296,000 in adjustments to these balances, primarily relating to temporary differences for fixed assets and the allowance for doubtful accounts, which related to fiscal years ended 1997 and earlier. These adjustments are summarized as follows (in thousands):






                                          AS PRESENTED   ADJUSTMENT    RESTATED
                                          -------------  ------------  ---------
 JUNE 30, 2002:
 Deferred taxes, net - current asset . .  $       1,297  $        10   $   1,307
 Deferred taxes, net - non-current asset          1,347         (306)      1,041
 Total assets. . . . . . . . . . . . . .         24,614         (296)     24,318
 Total shareholders' equity. . . . . . .          2,929         (296)      2,633
 JUNE 25, 2000:
 Beginning Retained earnings . . . . . .         13,163         (296)     12,867



DISTRIBUTION  DIVISION  OPERATIONS:

The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales." Shipping and handling costs billed to customers are recognized as revenue.

FRANCHISE  REVENUE:

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 29, 2003, June 30, 2002 and June 24, 2001, 92%, 93% and 96%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. When the Company has no continuing substantive obligations of performance to the area developer or master licensee regarding the fee, the Company recognizes the fee to the extent of cash received. If continuing obligations exist, fees are recognized ratably during the performance of those obligations. Territory fees recognized as income for the years ended June 29, 2003, June 30, 2002 and June 24, 2001 were $180,000, $131,000 and $0, respectively.

STOCK  OPTIONS:

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 also amends Accounting Principles Board ("APB") Opinion No. 28 "Interim Financial Report," to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for the Company's interim periods after December 29, 2002.

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

The Company elected to follow APB No. 25, and related Interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS No. 123 (see Note H - Stock Options).

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 2001, 2002 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 2.8% to 6.3%, expected volatility of 39.4% to 42.2%, expected dividend yield of 0% and expected lives of 2 to 3 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):



                                     June 29, 2003                 June 30, 2002               June 24, 2001
                            ------------------------------  --------------------------  ------------------------
                              As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $        3,093  $        3,075  $        1,137  $    1,079  $      2,480  $    2,288
Basic earnings per share .  $         0.31  $         0.31  $         0.11  $     0.11  $       0.23  $     0.22
Diluted earnings per share  $         0.31  $         0.31  $         0.11  $     0.11  $       0.23  $     0.22




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

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ending June 29, 2003 and June 24, 2001 contained 52 weeks. Fiscal year ending June 30, 2002 contained 53 weeks.

NEW  PRONOUNCEMENTS:

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133,
(b) in connection with other FASB projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively, and is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. It also specifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, although it does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the guarantee. FIN 45 also specifies certain disclosures required to be made in interim and annual financial statements related to guarantees. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The accounting for guarantees issued prior to this date is not affected. Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements of FIN 45 (see Note I
- Commitments and Contingencies) and will begin applying the recognition and measurement provisions for all material guarantees entered into or modified after December 31, 2002. The impact of FIN 45 on future consolidated financial statements will depend upon whether the Company enters into or modifies any material guarantees.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the beginning of the Company's first quarter of fiscal 2004.

The Company currently has contracts, guarantees and other arrangements with other entities to develop and operate Pizza Inn stores. The Company is currently evaluating the classification of its franchisees and, as a result, has not completed its assessment of whether or not the adoption of FIN 46 will have a material impact on its consolidated financial statements.

On May 31, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: 1) Mandatorily redeemable shares are required to be redeemed at a specified or determinable date or upon an event certain to occur; 2) Put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer's own equity shares; and 3) Certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers' shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities-all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The guidance is to be applied prospectively, and is not expected to have any impact on the Company's consolidated financial statements.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):




                                     USEFUL                   JUNE 29,                 JUNE 30,
                                      LIVES . . ..               2003                     2002
                                  -----------               --------------             --------
Property, plant and equipment:
Equipment, furniture and fixtures   3 - 7 yrs   $                5,559   $                5,192
Building. . . . . . . . . . . . .  5 - 39 yrs                   10,562                   10,557
Land. . . . . . . . . . . . . . .           -                    2,072                    1,945
Construction in progress. . . . .           -                       37                        -
Leasehold improvements. . . . . .       7 yrs                      668                    1,646
                                                -----------------------  ----------------------
                                                                18,898                   19,340
Less:  accumulated depreciation .                              (5,772)                  (5,773)
                                                          -----------  -----------------------
                                                $               13,126   $               13,567
                                                =======================  ======================
Property under capital leases:
Real Estate . . . . . . . . . . .      20 yrs   $                  118   $                  118
Equipment . . . . . . . . . . . .   3 - 7 yrs                      480                    1,635
                                                -----------------------  ----------------------
                                                                   598                    1,753
Less:  accumulated amortization .                                 (478)                 (1,416)
                                                             -----------            -----------
                                                                  120                     337
                                                =======================  ======================



Depreciation and amortization expense was $1,403,000, $1,337,000, and $1,343,000 for the years ended June 29, 2003, June 30, 2002, and June 24, 2001, respectively. In fiscal year 2003, fully depreciated assets of approximately $1.2 million were removed from the books. These amounts related primarily to leasehold improvements at the Company's previous locations for the corporate office, distribution center, and a Company store that was closed.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):



                                                         JUNE 29,               JUNE 30,
                                                             2003                   2002
                                            ---------------------  ---------------------
Compensation . . . . . . . . . . . . . . .  $                 539  $                 968
Taxes. . . . . . . . . . . . . . . . . . .                    437                    405
Legal reserves and other professional fees                    393                    346
Accrued rent . . . . . . . . . . . . . . .                      7                    304
Other. . . . . . . . . . . . . . . . . . .                    574                    506
                                            ---------------------  ---------------------

                                                           1,950                 2,529
                                            =====================  =====================

NOTE  D  -  LONG-TERM  DEBT:

In August 1997, the Company signed an agreement (the "Loan Agreement") with its current lender, Wells Fargo, to refinance its debt under a $9.5 million revolving credit facility. The revolving credit note is collateralized by essentially all of the Company's assets. The Loan Agreement contains covenants which, among other things, require the Company to satisfy certain financial ratios and restrict additional debt.

The Company entered into a new agreement effective December 29, 2002 with Wells Fargo to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 29, 2003 and June 30, 2002, the variable interest rates were 2.82% and 3.59%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of June 29, 2003 and June 30, 2002 were $2.5 million and $6.5 million, respectively.

The Company entered into a term note effective March 31, 2000 with Wells Fargo. The $5,000,000 term note had outstanding balances of $1.0 million and $2.3 million at June 29, 2003 and June 30, 2002, respectively, and requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. For the years ending June 29, 2003 and June 30, 2002, the Company's interest rates were 2.81% and 3.38%, respectively. Management believes that future operations will generate sufficient cash flow to meet this obligation at the maturity date.

The Company entered into an agreement effective December 28, 2000, as amended, with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of June
29, 2003 and June 30, 2002, the variable interest rates were 2.59% and 3.34%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.5 million at June 29, 2003 and $8.0 million at June 30, 2002.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 29, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 29, 2003 and June 30, 2002 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

The following chart summarizes all of the Company's debt obligations to make future payments under debt agreements as of June 29, 2003 (in thousands):



                                   JUNE 29,
                                      2003
                                   ---------

2004. . . . . . . . .  $              1,448
2005. . . . . . . . .                 2,907
2006. . . . . . . . .                   406
2007. . . . . . . . .                   406
2008. . . . . . . . .                 5,924
                       --------------------
Total debt obligation  $             11,091
                       ====================

NOTE  E  -  INCOME  TAXES:

Income  tax  expense  consists  of  the  following  (in  thousands):



                                         JUNE 29,                JUNE 30,                JUNE 24,
                                             2003                    2002                    2001
                            ---------------------  -----------------------  ---------------------
Federal:
  Current. . . . . . . . .  $                   -  $                  (81)  $                 156
  Deferred . . . . . . . .                  1,550                     667                   1,285
                            ---------------------  -----------------------  ---------------------
Provision for income taxes  $               1,550  $                  586   $               1,441
                            =====================  =======================  =====================

The effective federal income tax rate varied from the statutory rate for the years ended June 29, 2003, and June 30, 2002 and June 24, 2001 as reflected below (in thousands):


                                          JUNE 29,                 JUNE 30,                JUNE 24,
                                            2003                     2002                    2001
                                   -----------------------  -----------------------  ---------------------
Federal income taxes based on 34%
of book income                                     $1,579                    $586                   $1,333
Permanent adjustments                                 21                     (187)                      70
Change in valuation allowance                        (72)                     187                       16
Expired credits                                       22                         -                      22
                                   -----------------------  -----------------------  ---------------------
                                   $                1,550   $                 586   $                1,441
                                   =======================  =======================  =====================

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):



                                                JUNE 29,                 JUNE 30,
                                                   2003                     2002
                                  -----------------------  ----------------------
                                                                    (AS RESTATED)
Reserve for bad debt . . . . . .  $                  312   $                 341
Reserve for bad debt - officers.                       -                     663
Depreciable assets . . . . . . .                     (38)                    428
Deferred fees. . . . . . . . . .                      59                      70
Other reserves . . . . . . . . .                     (80)                      2
Interest rate swap loss. . . . .                     335                     167
Credit carryforwards . . . . . .                     532                     902
                                  -----------------------  ----------------------

Gross deferred tax asset . . . .  $                1,120   $               2,573

Valuation allowance. . . . . . .                    (153)                   (225)
                                  -----------------------  ----------------------

Net deferred tax asset . . . . .  $                 967     $            2,348
                                  =======================  ======================

As of June 29, 2003, the Company had $232,000 of foreign tax credit carryforwards expiring between 2004 and 2008 and $300,000 of minimum tax credits that can be carried forward indefinitely. The valuation allowance was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.





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

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 29, 2003 are as follows (in thousands):



                                                   CAPITAL           OPERATING
                                                    LEASES              LEASES
                                           ------------------------  ----------

2004. . . . . . . . . . . . . . . . . . .  $                   114   $    1,090
2005. . . . . . . . . . . . . . . . . . .                       12          944
2006. . . . . . . . . . . . . . . . . . .                       12          768
2007. . . . . . . . . . . . . . . . . . .                       12          463
2008. . . . . . . . . . . . . . . . . . .                        1          101
Thereafter. . . . . . . . . . . . . . . .                        -            -
                                           ------------------------    --------
                                             $                 151.       3,366
                                                                       ========
Less amount representing interest . . . .                       (9)
                                           ------------------------
Present value of total obligations under
    capital leases. . . . . . . . . . . .                      142
Less current portion. . . . . . . . . . .                     (109)
                                           ------------------------
Long-term capital lease obligations . . .   $                   33
                                           ========================



Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 29,      JUNE 30,      JUNE 24,
                        2003          2002          2001
                    ------------  ------------  ------------
Minimum rentals. .  $     1,143   $     1,773   $     1,566
Contingent rentals           14            21            19
Sublease rentals .          (97)          (99)         (102)
                    ------------  ------------  ------------
                    $     1,060   $     1,695   $     1,483
                    ============  ============  ============



NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% - 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. From January 1, 1999 through July 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 100% of the first 3% and 50% of the next 3% of the employee's contribution. From August 1, 2000 through December 31, 2000, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 6% of the employee's contribution. Effective January 1, 2001, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in Common Stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan.

For the years ended June 29, 2003, June 30, 2002, and, June 24, 2001, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $82,576, $88,770, and $77,000, respectively.

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

The 1993 Outside Directors Stock Award Plan (the "1993 Directors Plan") was also adopted by the Company effective as of October 13, 1993 as approved by the shareholders. Elected Directors who are not employed by the Company are eligible to receive stock options under the 1993 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year are granted, up to 20,000 shares per year, to each outside director. Options are granted at market value of the stock on the first day of the fiscal year, which is also the date of grant, and various vesting periods ranging from one to four years with exercise periods up to nine years. A total of 200,000 shares of Company Common Stock are authorized to be issued pursuant to the 1993 Directors Plan.

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS



                                            June 29, 2003             June 30, 2002             June 24, 2001
                                            ---------------          --------------           ---------------
                                                       Weighted-                 Weighted-          Weighted-
                                                        Average                   Average             Average
                                                       Exercise                  Exercise            Exercise
                                          Shares          Price          Shares     Price   Shares      Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year       1,591,233   $         3.76       2,210,033   $ 3.82  2,123,306   $ 3.91

Granted. . . . . . . . . . . . .          10,000   $         1.28           4,000   $ 2.12    464,160   $ 2.83
Exercised. . . . . . . . . . . .               -   $         0.00               -   $ 0.00   (215,000)  $ 2.50
Canceled/Expired . . . . . . . .        (795,083)  $         3.81        (622,800)  $ 3.96   (162,433)  $ 3.82
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .         806,150   $         3.68       1,591,233   $ 3.76  2,210,033   $ 3.82
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .         792,150   $         3.72       1,358,233   $ 4.02  1,696,873   $ 4.07

Weighted-average fair value of
options granted during the year.                    $        0.33                   $ 0.68              $ 0.93



FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 29, 2003:




                                     Options Outstanding                                Options Exercisable
                                     -------------------                              --------------------
                                               Weighted-
                                                 Average
                        Shares                  Remaining           Weighted-        Shares          Weighted-
Range of              Outstanding             Contractual           Average        Exercisable         Average
Exercise Prices    at June 29, 2003           Life (Years)     Exercise Price at June 29, 2003  Exercise Price
----------------  -------------------  --------------------  ---------------  ---------------  ---------------
1.28 - 3.25 . .              228,500                  3.82  $          2.16           214,500  $          2.21
3.30 - 4.25 . .              281,660                  2.84  $          3.58           281,660  $          3.58
4.38 - 5.50 . .              295,990                  1.15  $          4.95           295,990  $          4.95
                  -------------------                                         ----------------
1.28 - 5.50 . .              806,150                  2.50  $          3.68           792,150  $          3.72
                  ===================                                         ================

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES:

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

The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any liabilities arising from these claims and contingencies are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition.

On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of June 29, 2003 the outstanding principal balance of this loan was approximately $674,000. As part of the terms and conditions of the Loan, the Company was required to guaranty the obligations of Mid-South under the Loan. In the event such guaranty ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

 NOTE  J  -  RELATED  PARTIES:

One of the individuals nominated by the Company and elected to serve on its Board of Directors is a franchisee. This franchisee currently operates a total of 11 restaurants located in Arkansas. Purchases by this franchisee comprised 6% and 6% of the Company's total food and supply sales in fiscal 2003 and fiscal 2002, respectively. Royalties and license fees and area development sales from this franchisee comprised 4% and 3% of the Company's total franchise revenues in fiscal 2003 and fiscal 2002, respectively. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division. As of June 29, 2003 and June 30, 2002, his accounts and note payable to the Company were $854,780 and $685,669, respectively.

The Company believes the above transactions were at the same prices and on the same terms available to non-related third parties.

In October 1999, the Company loaned $1,949,698 to C. Jeffrey Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December, 2002, Newcastle Partners entered into a transaction with Wells Fargo whereby Newcastle ultimately acquired the Company stock pledged by Mr. Rogers and, in connection therewith, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ending December 29, 2002.

In October 1999, the Company also loaned $557,056 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to shareholders' equity. As of June 29, 2003, the current note balance is $557,056.

In July 2000, the Company loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bears interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and is collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note is reflected as a reduction to shareholders' equity. As of June 29, 2003, the current note balance is $131,853.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 2002, the Company purchased 5,244,161 shares of its own Common Stock from time to time on the open market at a total cost of $21.4 million. The Company did not purchase any shares of its own Common Stock in fiscal 2003. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 34%.

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



                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 29, 2003
BASIC EPS
Income Available to Common Shareholders . . .  $      3,093         10,058  $     0.31
Effect of Dilutive Securities - Stock Options                            3
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      3,093         10,061  $     0.31
                                               ============  =============  ==========

YEAR ENDED JUNE 30, 2002
BASIC EPS
Income Available to Common Shareholders . . .  $      1,137         10,092  $     0.11
Effect of Dilutive Securities - Stock Options                           3
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      1,137         10,095  $     0.11
                                               ============  =============  ==========

YEAR ENDED JUNE 24, 2001
BASIC EPS
Income Available to Common Shareholders . . .  $      2,480         10,635  $     0.23
Effect of Dilutive Securities - Stock Options                            4
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      2,480         10,639  $     0.23
                                               ============  =============  ==========


Options to purchase 796,150 shares of common stock at exercise prices ranging from $2.00 to $5.50 per share were outstanding at June 29, 2003 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 1,591,233 and 2,195,033 shares of common stock during fiscal years 2002 and 2001, respectively, were excluded from the computation of EPS in those years because their inclusion would result in an anti-dilutive effect on EPS.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, income tax expense, capital expenditures, and assets for the Company's reportable segments for the years ended June 29, 2003, June 30, 2002, and June 24, 2001 (in thousands):



                                       JUNE 29,    JUNE 30,  JUNE 24,
                                           2003      2002     2001
                                      ----------  ---------- --------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $  51,556   $ 57,727  $  57,020
 Franchise and Other . . . . . . . .      6,915      7,662      7,719
 Intersegment revenues . . . . . . .        664        806        861
                                      ----------  --------- ----------
   Combined. . . . . . . . . . . . .     59,135     66,195     65,600
 Other revenues. . . . . . . . . . .        311      1,253        529
 Less intersegment revenues. . . . .       (664)      (806)      (861)
                                      ----------  --------- ----------
   Consolidated revenues . . . . . .  $  58,782   $ 66,642  $  65,268
                                      ==========   ======== ==========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $     806   $    854  $     992
 Franchise and Other . . . . . . . .        101        120        227
                                      ----------    -------- ---------
   Combined. . . . . . . . . . . . .        907        974      1,219
 Corporate administration and other.        496        363        124
                                      ----------  --------- ----------
   Depreciation and amortization . .  $   1,403   $  1,337  $   1,343
                                      ==========   ======== ==========
 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $     464   $    520  $     533
 Franchise and Other . . . . . . . .          5          5          6
                                      ----------   --------  ---------
   Combined. . . . . . . . . . . . .        469        525        539
 Corporate administration and other.        320        307        297
                                      ----------   --------  ---------
   Interest Expense. . . . . . . . .  $     789   $    832  $     836
                                      ==========   =======  ==========

 INTEREST INCOME:
 Food and Equipment Distribution . .  $      24   $     34  $      25
 Franchise and Other . . . . . . . .          -          -          -
                                      ----------   --------  ---------
   Combined. . . . . . . . . . . . .         24         34         25
 Corporate administration and other.         55         99        208
                                      ----------   --------  ---------
   Interest Income . . . . . . . . .  $      79   $    133  $     233
                                      ==========   ========  =========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $   2,686   $   2,772 $    3,190
 Franchise and Other (1) . . . . . .      2,419       3,306      2,685
 Intersegment profit . . . . . . . .        197         235        256
                                      ----------   --------    -------
   Combined. . . . . . . . . . . . .      5,302       6,313      6,131
 Other revenue . . . . . . . . . . .        311       1,253        376
 Less intersegment profit. . . . . .       (197)       (235)     (256)
 Corporate administration and other.       (773)     (5,608)   (2,330)
                                      ----------   ----------  -------
   Income before taxes . . . . . . .  $   4,643   $   1,723  $   3,921
                                      ==========   ========= =========

 INCOME TAX EXPENSE:
 Food and Equipment Distribution . .  $     896   $     943  $   1,172
 Franchise and Other . . . . . . . .        808       1,124        987
                                      ----------   --------  ---------
   Combined. . . . . . . . . . . . .      1,704       2,067      2,159
 Corporate administration and other.       (154)     (1,481)     (718)
                                      ----------   ---------- --------
   Income tax expense. . . . . . . .  $   1,550   $     586  $   1,441
                                      ==========   ========= =========
         (1)  Does not include full allocation of corporate administration



                                      JUNE 29,   JUNE 30,   JUNE 24,
                                           2003       2002       2001
                                      ---------  ---------  ---------
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution . .  $      62  $   8,499  $   4,438
 Franchise and Other . . . . . . . .         76         82        227
                                      ---------  ---------  ---------
   Combined. . . . . . . . . . . . .        138      8,581      4,665
 Corporate administration and other.        338        371         48
                                     ----------  --------- ----------
   Consolidated capital expenditures  $     476  $   8,952  $   4,713
                                      =========  =========  =========

 ASSETS:
 Food and Equipment Distribution . .  $  10,963  $  12,908  $  13,575
 Franchise and Other . . . . . . . .      1,049      1,079      1,193
                                      ---------  ---------  ---------
 Combined. . . . . . . . . . . . . .     12,012     13,987     14,768
 Corporate administration and other.      8,784     10,331      4,808
                                     ----------  --------- ----------
 Consolidated assets . . . . . . . .  $  20,796  $  24,318  $  19,576
                                      =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $  57,714  $  66,124  $  64,666
 Foreign countries . . . . . . . . .      1,068        518        602
                                     ----------  --------- ----------
   Consolidated total. . . . . . . .  $  58,782  $  66,642  $  65,268
                                      =========  =========  =========


NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):
The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 29, 2003 and June 30, 2002 (in thousands, except per share amounts):



                                                                   Quarter Ended
                                                                   --------------
                                                  September 29,   December 29,   March 30,   June 29,
                                                            2002           2002        2003       2003
                                                  --------------  -------------  ----------  ----------
FISCAL YEAR 2003
Revenues . . . . . . . . . . . . . . . . . . . .  $       15,361  $      15,164  $   14,198  $  14,059

Gross Profit . . . . . . . . . . . . . . . . . .           1,592          1,561       1,195      1,405

Net Income . . . . . . . . . . . . . . . . . . .             303          1,892         376        522

Basic earnings per share on net income . . . . .            0.03           0.19        0.04       0.05

Diluted earnings per share on net income . . . .            0.03           0.19        0.04       0.05

                                                                   Quarter Ended
                                                                 -----------------
                                                   September 23,..  December 23,    March 24,  June 30,
                                                            2001           2001        2002       2002
                                                  --------------  -------------  ----------  ----------
FISCAL YEAR 2002
Revenues . . . . . . . . . . . . . . . . . . . .  $       17,308  $      15,987  $   15,286  $  18,061

Gross Profit . . . . . . . . . . . . . . . . . .           1,126          1,380       1,173      2,036

Net Income (Loss). . . . . . . . . . . . . . . .             590            567         478       (498)

Basic earnings (loss) per share on net income. .            0.06           0.06        0.05      (0.05)

Diluted earnings (loss) per share on net income.            0.06           0.06        0.05      (0.05)





                                                 SCHEDULE II
                                              PIZZA INN, INC.
                                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)
                                                                  ADDITIONS
                                                                 ------------
                                                 BALANCE AT    CHARGED TO   CHARGED TO                             BALANCE
                                                 BEGINNING     COST AND     OTHER                                   AT END
                                                 OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS             OF  PERIOD
                                                 ------------  -----------  -----------  ------------          -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS AND NOTES RECEIVABLE

Year Ended June 29, 2003. . . . . . . . . . . .  $      2,953  $       155  $         -  $    (2,192)          (1)  $  916


Year Ended June 30, 2002. . . . . . . . . . . .  $      1,001  $     2,367  $         -  $      (415)          (1)  $2,953


Year Ended June 24, 2001. . . . . . . . . . . .  $      1,102  $       210  $         -  $      (311)          (1)  $1,001

(1)  Write-off  of  receivables,  net  of  recoveries.  For  additional information related to the recovery in fiscal year
2003,  refer  to  Note  J  in  the  Company's  consolidated  financial  statements.




VALUATION ALLOWANCE FOR
DEFERRED TAX ASSET

Year Ended June 29, 2003                         $        225  $         -  $          -  $      (72)               $  153


Year Ended June 30, 2002                         $         38  $       187  $          -  $        -                $  225


Year Ended June 24, 2001                         $         22  $        16  $          -  $         -               $   38


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.


PART  III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14a in connection with the Company's annual meeting of shareholders to be held in December 2003 (the "Proxy Statement"), and is incorporated herein by reference.

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

ITEM  14-  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial
Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report, and they have concluded that as of that date, except as disclosed below, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

CHANGES  IN  INTERNAL  CONTROLS

     As further discussed in Note A to the financial statements, the Company completed a project to review its deferred tax asset and liability balances and determined a prior period adjustment, which related to fiscal years ended 1997 and earlier, was necessary. The Company has established controls to prepare and reconcile the tax balance sheet to the deferred tax assets and liabilities on a quarterly basis. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive
Officer  and  our  Chief  Financial  Officer.

PART  IV

ITEM  15  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  8-K

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

3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 11, 2000. (filed as Exhibit 3.2 to the Company's Annual Report on Form
10-K for the fiscal year ended June 24, 2001 and incorporated herein by reference).

3.3 Amended and Restated By-Laws as adopted by the Board of Directors on October 8, 2002. (filed as Item 9 on Form 8-K on October 9, 2002 and incorporated herein by reference).

3.4 Amended and Restated By-Laws as adopted by the Board of Directors on December 18, 2002. (filed as Item 5 on Form 8-K on December 23, 2002 and incorporated herein by reference).

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

10.4 Third Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated September 26, 2002, but effective June 30, 2002. (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10.5 Third Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 22, 2003 but effective December 29, 2002. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).

10.6 Construction Loan Agreement between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.7 Promissory Note between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.8 Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2001 and incorporated herein by reference).

10.9     Stock  Purchase  Agreement  between  the  Company  and Kleinwort Benson
Limited dated April 28, 1995 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

10.10 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference.)

10.11 Form of Executive Employment Contract (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December
29,  2002  and  incorporated  herein  by  reference).*

10.12 Employment Agreement between the Company and Ronald W. Parker dated December 16, 2002 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).*

10.13 Severance agreement between the Company and C. Jeffrey Rogers dated August 21, 2002. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10.14 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.15     1993  Outside  Directors  Stock  Award  Plan  of the Company (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.16 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*

          21.0 List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.0     Consent  of  Independent  Accountants.

99.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2     Certification  of  Principal  Financial  Officer as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

99.3 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4     Certification  of  Principal  Financial  Officer as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 15 (a) of this report.




(b)     Form  8-K  filed  under  Item  5  -  Other  Events

On September 4, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the fourth quarter ended June 29, 2003.

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

On December 20, 2002 the Company filed a report on Form 8-K announcing the resignation of two Directors and the appointment of two new Directors, and publishing the agreement between the Company and Newcastle Partners, L.P.

On December 9, 2002 the Company filed a report on Form 8-K, announcing that the Company had received full payment on a note receivable owed to the Company by the Company's former Chief Executive Officer.

On October 9, 2002 the Company filed a report on Form 8-K, amending the Company's Amended and Restated By-Laws eliminating cumulative voting for the election of directors.

On August 22, 2002, the Company filed a report on Form 8-K that C. Jeffrey Rogers, the Company's Chief Executive Officer, had resigned his position with the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  25,  2003     By:      /s/  Shawn  M.  Preator
          Shawn  M.  Preator
          Chief  Financial  Officer
          Treasurer
          (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name  and  Position          Date
-------------------          ----
/s/  Bobby  L.  Clairday          September  25,  2003
------------------------
Bobby  L.  Clairday
Director

/s/  Ronald  W.  Parker          September  25,  2003
-----------------------
President  and  Chief  Executive  Officer
(Principal  Executive  Officer)
Director

/s/  Butler  E.  Powell          September  25,  2003
-----------------------
Butler  E.  Powell
Director

/s/  Steven  J.  Pully           September  25,  2003
----------------------
Steven  J.  Pully
Director

/s/Mark  E.  Schwarz             September  25,  2003
--------------------
Mark  E.  Schwarz
Director

/s/F.  Jay  Taylor               September  25,  2003
------------------
F.  Jay  Taylor
Director

/s/Steve  A.  Ungerman           September  25,  2003
----------------------
Steve  A.  Ungerman
Director  and  Chairman  of  the  Board