Form 10-Q
period 2003-09-28
PIZZA INN INC /MO/
filed 2003-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003.
                                                   --------------------

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

     INDICATE  BY  CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED  IN  RULE  12  B-2  OF  THE  EXCHANGE  ACT).  YES     NO  [X]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED  BY  A  COURT.  YES [X]    NO

     AT NOVEMBER 4, 2003, AN AGGREGATE OF 10,068,674 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----

Condensed  Consolidated Statements of Operations for the three months ended
 September  28,  2003  and  September  29,  2002  (unaudited)                 3


Condensed  Consolidated  Statements  of  Comprehensive Income for the three
 months  ended  September  28,  2003  and  September  29,  2002 (unaudited)   3

Condensed  Consolidated  Balance  Sheets  at September 28, 2003 (unaudited)
 and  June  29,  2003                                                         4

Condensed  Consolidated Statements of Cash Flows for the three months ended
 September  28,  2003  and  September  29,  2002  (unaudited)                 5

Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)         7

Item 2
-------
Management's  Discussion  and  Analysis  of
-------------------------------------------
 Financial Condition and Results of Operations                               13
 ---------------------------------------------
Item 3.
-------
Quantitative  and  Qualitative  Disclosures  about  Market  Risk             16
----------------------------------------------------------------


Item  4.     Controls  and  Procedures                                       16
--------     -------------------------




PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              17
--------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     17
--------     -----------------------------------------------------------

Item  5.     Other  Information                                              17
--------     ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                           18
--------     -------------------------------------

     Signatures                                                              19




                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                         PIZZA INN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                        -------------------
                                                               SEPTEMBER 28,      SEPTEMBER 29,
REVENUES:                                                          2003               2002
                                                            -------------------  ---------------
  Food and supply sales. . . . . . . . . . . . . . . . . .  $            13,498  $       13,530
  Franchise revenue. . . . . . . . . . . . . . . . . . . .                1,451           1,302
  Restaurant sales . . . . . . . . . . . . . . . . . . . .                  406             467
  Other income . . . . . . . . . . . . . . . . . . . . . .                   21              62
                                                            -------------------  ---------------
                                                                         15,376          15,361
                                                            -------------------  ---------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . .               12,597          12,405
  Franchise expenses . . . . . . . . . . . . . . . . . . .                  814             709
  General and administrative expenses. . . . . . . . . . .                1,041           1,558
  Interest expense . . . . . . . . . . . . . . . . . . . .                  160             229
                                                            -------------------  ---------------
                                                                         14,612          14,901
                                                            -------------------  ---------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .                  764             460

  Provision for income taxes . . . . . . . . . . . . . . .                  260             157
                                                            -------------------  ---------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $               504  $          303
                                                            ===================  ===============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . . . . . . .  $              0.05  $         0.03
                                                            ===================  ===============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . . . . . . .  $              0.05  $         0.03
                                                            ===================  ===============

DIVIDENDS DECLARED PER COMMON SHARE. . . . . . . . . . . .  $                 -  $            -
                                                            ===================  ===============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .               10,059          10,058
                                                            ===================  ===============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . . . . . . .               10,086          10,058
                                                            ===================  ===============

                          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                              -------------------------------
                                                                  SEPTEMBER 28,. . SEPTEMBER 29,
                                                                           2003            2002
                                                            -------------------  ---------------

  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $               504  $          303
  Interest rate swap gain (loss) - (net of
  tax (expense) benefit of ($63) and $143, respectively) .                  122            (277)
                                                            -------------------  ---------------
  Comprehensive Income . . . . . . . . . . . . . . . . . .  $               626  $           26
                                                            ===================  ===============


             See accompanying Notes to Condensed Consolidated Financial Statements.


                                       PIZZA INN, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 28,    JUNE 29,
ASSETS                                                                 2003           2003
                                                                  ---------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $          187   $     399
  Accounts receivable, less allowance for doubtful
    accounts of $668 and $722, respectively. . . . . . . . . . .           4,278       3,730
  Notes receivable, current portion, less allowance
    for doubtful accounts of $157 and $175, respectively . . . .             246         260
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           1,608       1,511
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .             343         585
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             528         533
                                                                  ---------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .           7,190       7,018

Property, plant and equipment, net . . . . . . . . . . . . . . .          13,029      13,126
Property under capital leases, net . . . . . . . . . . . . . . .             100         120
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .             301         382
Long-term notes receivable, less allowance
    for doubtful accounts of $19 and $19, respectively . . . . .              16          41
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .              92         109
                                                                  ---------------  ----------
                                                                  $       20,728   $  20,796
                                                                  ===============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $        1,666   $   1,217
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           2,121       1,950
  Current portion of long-term debt. . . . . . . . . . . . . . .           1,135       1,448
  Current portion of capital lease obligations . . . . . . . . .              83         109
                                                                  ---------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .           5,005       4,724

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .           8,842       9,643
  Long-term capital lease obligations. . . . . . . . . . . . . .              30          33
  Other long-term liabilities. . . . . . . . . . . . . . . . . .             796         989
                                                                  ---------------  ----------
                                                                          14,673      15,389
                                                                  ---------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,966,319 and 14,956,319 shares, respectively;
    outstanding  10,068,674 and 10,058,674 shares, respectively.             150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           7,845       7,825
  Loans to officers, less allowance for doubtful accounts. . . .            (567)       (569)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          18,639      18,135
  Accumulated other comprehensive loss . . . . . . . . . . . . .            (528)       (650)
  Treasury stock at cost,
    Shares in treasury: 4,897,645 and 4,897,645, respectively. .         (19,484)    (19,484)
                                                                  ---------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .           6,055       5,407
                                                                  ---------------  ----------
                                                                  $       20,728   $  20,796
                                                                  ===============  ==========


            See accompanying Notes to Condensed Consolidated Financial Statements.



                                               PIZZA INN, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                  --------------------
                                                                           SEPTEMBER 28,       SEPTEMBER 29,
                                                                                2003               2002
                                                                        --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               504   $          303
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .                  266              408
    Provision for bad debt . . . . . . . . . . . . . . . . . . . . . .                   15               50
    Utilization of deferred taxes. . . . . . . . . . . . . . . . . . .                  323              157
  Changes in assets and liabilities:
    Notes and accounts receivable. . . . . . . . . . . . . . . . . . .                 (565)              74
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (56)             (67)
    Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .                  449              232
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                  171             (267)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .                  (52)             486
                                                                        --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .                1,055            1,376
                                                                        --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .                 (146)            (156)
                                                                        --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . . . . . .                 (146)            (156)
                                                                        --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations, net               (1,143)          (1,788)
  Officer loan payment . . . . . . . . . . . . . . . . . . . . . . . .                    2                -
  Proceeds from exercise of stock options. . . . . . . . . . . . . . .                   20                -
                                                                        --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . . . . . .               (1,121)          (1,788)
                                                                        --------------------  ---------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .                 (212)            (568)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .                  399              770
                                                                        --------------------  ---------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $               187   $          202
                                                                        ====================  ===============


                    See accompanying Notes to Condensed Consolidated Financial Statements.




                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED
                                              -------------------
                                         SEPTEMBER 28,     SEPTEMBER 29,
                                             2003               2002
                                      -------------------  --------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . .  $               166  $          211


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 PIZZA INN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited condensed consolidated financial statements in its Form 10-K for the fiscal year ended June 29, 2003. Certain prior year amounts have been reclassified to conform with current year presentation.

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





                                                           THREE MONTHS ENDED
                                                             -------------------
                                                SEPTEMBER 28, 2003   SEPTEMBER 29, 2002
                                                -------------------  --------------------

  Net income, as reported. . . . . . . . . . .  $               504  $               303
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects. . . . . . . . . . . .                    -                   (7)
                                                -------------------  --------------------

  Pro forma net income . . . . . . . . . . . .  $               504  $               296

  Earnings per share
    Basic-as reported. . . . . . . . . . . . .  $              0.05  $              0.03
    Basic-pro forma. . . . . . . . . . . . . .  $              0.05  $              0.03

    Diluted-as reported. . . . . . . . . . . .  $              0.05  $              0.03
    Diluted-pro forma. . . . . . . . . . . . .  $              0.05  $              0.03



The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2)

The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.62% and 3.57%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of September 28, 2003 and September 28, 2002 were $1.8 million and $5.2 million, respectively.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $729,000 and $2.0 million at September 28, 2003 and September 29, 2002, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.63% and 3.31%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.61% and 3.34%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.4 million at September 28, 2003 and $7.9 million at September 29, 2002.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 28, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of September 28, 2003 the outstanding principal balance of this loan was approximately $628,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guarantee the obligations of Mid-South under the Loan. In the event such guarantee ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

(5) On January 18, 2002 the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent, or caused to be sent, unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

(6) In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its condensed consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. Effective October 9, 2003 the FASB issued FASB Staff Position
(FSP) FIN 46-6 which defers the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the beginning of the Company's second quarter of fiscal 2004.

The Company currently has contracts, guarantees and other arrangements with other entities to develop and operate Pizza Inn stores. The Company is currently evaluating the classification of its franchisees and, as a result, has not completed its assessment of whether or not the adoption of FIN 46 will have a material impact on its condensed consolidated financial statements.

On May 31, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: 1) Mandatorily redeemable shares are required to be redeemed at a specified or determinable date or upon an event certain to occur; 2) Put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer's own equity shares; and 3) Certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers' shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities-all of whose shares are mandatorily redeemable. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a significant impact on the Company's condensed consolidated financial statements.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                                             INCOME          SHARES      PER SHARE
                                                                          (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                                     -------------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 28, 2003
BASIC EPS
  Income Available to Common Shareholders . . .                             $        504         10,059  $     0.05
  Effect of Dilutive Securities - Stock Options                                                      27
                                                                                               ----------
DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .                             $        504         10,086  $     0.05
                                                                              ==========  =============  ==========

THREE MONTHS ENDED SEPTEMBER 29,  2002
BASIC EPS
  Income Available to Common Shareholders . . .                             $        303         10,058  $     0.03
  Effect of Dilutive Securities - Stock Options                                                      -
                                                                                               --------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .                             $        303         10,058  $     0.03
                                                                           =============  =============  ==========


(8) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three months period ended September 28, 2003 and September 29, 2002 (in thousands).



                                            SEPTEMBER 28,              SEPTEMBER 29,
                                                          2003                        2002
                                      -------------------------  --------------------------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $                 13,498   $                  13,530
 Franchise and Other . . . . . . . .                     1,857                       1,769
 Intersegment revenues . . . . . . .                       147                         175
                                      -------------------------  --------------------------
   Combined. . . . . . . . . . . . .                    15,502                      15,474
 Other revenues. . . . . . . . . . .                        21                          62
 Less intersegment revenues. . . . .                      (147)                       (175)
                                      -------------------------  --------------------------
   Consolidated revenues . . . . . .  $                 15,376   $                   15,361
                                      =========================  ==========================

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $                    694   $                     744
 Franchise and Other (1) . . . . . .                       657                         600
 Intersegment profit . . . . . . . .                        41                          54
                                      -------------------------  --------------------------
   Combined. . . . . . . . . . . . .                     1,392                       1,398
 Other profit. . . . . . . . . . . .                        21                          62
 Less intersegment profit. . . . . .                       (41)                        (54)
 Corporate administration and other.                      (608)                       (946)
                                      -------------------------  --------------------------
   Income before taxes . . . . . . .  $                    764   $                      460
                                      =========================  ==========================

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $                 14,941   $                  15,168
 Foreign countries . . . . . . . . .                       435                         193
                                      -------------------------  --------------------------
   Consolidated total. . . . . . . .  $                 15,376   $                   15,361
                                      =========================  ==========================

 (1)           Does  not  include  full  allocation  of  corporate  administration

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          Management's discussion and analysis is based on the Company's condensed consolidated financial statements and related footnotes contained within this report. The Company's critical accounting policies used in the preparation of those condensed consolidated financial statements are discussed below.

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

                              RESULTS OF OPERATIONS

   QUARTER ENDED SEPTEMBER 28, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 29,
                                      2002.

     Diluted earnings per share for the quarter were $0.05 versus $0.03 for the same period last year. Net income for the quarter increased 66% to $504,000 from $303,000 for the same quarter last year. The previous year's quarter included pre-tax severance-related charges of approximately $415,000 (after-tax affect of approximately $274,000), in connection with the departure of the Company's former Chief Executive Officer.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased $32,000 to $13,498,000 from $13,530,000 compared to the same period last year. Lower retail sales were partially offset by higher cheese prices and higher equipment sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, increased 11% or $149,000 for the quarter compared to the same period last year. This increase is primarily due to higher international royalties, which resulted from the collection of previously unrecorded past due royalties. The increase was partially offset by lower domestic royalties due to lower retail sales.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 13% or $61,000 for the quarter, compared to the same period of the prior year. This is a result of lower comparable sales at the two Company-owned stores.

     Other income consists primarily of interest income, third party commissions, and non-recurring revenue items. Other income decreased 66% or $41,000 due to lower commissions and lower interest income.

     Cost of sales increased 2% or $192,000 for the quarter. Cost of sales, as a percentage of sales, increased to 91% from 89% for the same quarter last year. The increase is due primarily to higher cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs increased 15% or $105,000 for the quarter compared to the same period last year primarily due to taxes on foreign royalties and marketing expenses.

     General and administrative expenses decreased 33% or $517,000 for the quarter compared to the same period last year. This is primarily the result of severance-related charges of approximately $415,000, in connection with the departure of the Company's former Chief Executive Officer in the prior year.

     Interest expense decreased 30% or $69,000 for the quarter compared to the same period of the prior year due to lower debt balances and lower interest rates.

     Provision for income taxes increased 66% or $103,000 in the current year due to higher income as described above. The effective tax rate was 34% for both quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first quarter of fiscal 2004, the company generated cash flows of $1,055,000 from operating activities as compared to $1,376,000 in fiscal 2003. Cash provided by operations was utilized primarily to pay down debt.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first quarter of fiscal 2004, the Company used cash of $146,000 for investing activities as compared to $156,000 in fiscal 2003. The cash flow during fiscal 2004 consisted primarily of costs associated with a future Company-owned store.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $1,121,000 in the first quarter of fiscal 2004 as compared to cash used for financing activities of $1,788,000 in fiscal 2003.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $154,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income.

     The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.62% and 3.57%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of September 28, 2003 and September 29, 2002 were $1.8 million and $5.2 million, respectively.

          The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $729,000 and $2.0 million at September 28, 2003 and September 29, 2002, respectively.
The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.63% and 3.31%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of September 28, 2003 and September 29, 2002, the variable interest rates were 2.61% and 3.34%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.4 million at September 28, 2003 and $7.9 million at September 29, 2002.


          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 28, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

     On April 30, 1998, Mid-South Pizza Development, Inc., an area developer of the Company ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. As of September 28, 2003 the outstanding principal balance of this loan was approximately $628,000 and matures on May 17, 2006. As part of the terms and conditions of the Loan, the Company was required to guarantee the obligations of Mid-South under the Loan. In the event such guarantee ever required payment, the Company has personal guarantees from certain Mid-South principals and a security interest in certain personal property. In the event the personal guarantees and security interest pledged do not sufficiently fulfill the obligation, the Company would assume the obligation. As of this date, the obligation could be fully offset by the assumption of the area development rights which are currently pledged to Mid-South's third party lender.

On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or, caused to be sent, unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 28, 2003 (in thousands):




                                           Less Than 1  1-3     4-5  After 5
                                      Total .  Year     Years   Years  Years
-----------------------------------  -------  ------  --------  ------ -----
Long-term debt. . . . . . . . . . .  $ 9,977  $1,135  $  2,613  $6,229  $  -
Operating lease obligations . . . .    3,667   1,128     1,806     608   125
Capital lease obligations (1) . . .      113      83        30       -     -
                                     -------  ------  --------  ------  ----
Total contractual cash obligations.  $13,757  $2,346  $  4,449  $6,837  $125
                                     =======  ======  ========  ======  ====

(1)  Does  not  include  amount  representing  interest.



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

     At September 28, 2003 the Company has approximately $10 million of variable rate debt obligations outstanding with a weighted average interest rate of 2.61%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at September 28, 2003, would change interest expense by approximately $7,000 for the three months ended September 28, 2003. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $7.4 million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and they have concluded that as of that date, except as disclosed below, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

b) Changes in internal controls. As discussed in the Form 10-K filed on September 25, 2003, the Company completed a project to review its deferred tax asset and liability balances and determined a prior period adjustment, which related to fiscal years ended 1997 and earlier, was necessary. The Company has established controls to prepare and reconcile the tax balance sheet to the deferred tax assets and liabilities on a quarterly basis. There were no other significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. in the District Court, L-193rd Judicial District, Dallas County, Texas (Cause No. 01-11043). The suit alleges Pizza Inn sent, or caused to be sent, unsolicited facsimile advertisements to plaintiff and others in violation of (i) 47 U.S.C. Section 227(b)(1)(C) and (b)(3), the Telephone Consumer Protection Act, and (ii) Texas Business and Commerce Code
Section 35.47. The plaintiff has requested this matter be certified as a class action. We plan to vigorously defend our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None

ITEM  5.  OTHER  INFORMATION
----------------------------

     On October 27, 2003, the Company received a letter from Newcastle Partners, L.P. stating its intent to nominate Steven J. Pully, Barry M. Barron, Sr., and Robert B. Page to the Board of Directors of the Company at the Company's upcoming annual shareholders meeting and to solicit proxies from shareholders with respect to the election of its nominees. Newcastle also indicated in the letter its intention to submit shareholder proposals for consideration at the annual meeting to repeal certain amendments to the Company's by-laws approved on December 18, 2002 and to approve reimbursement of Newcastle's expenses incurred in connection with the solicitation of proxies. Newcastle also indicated in the letter its intention to file a preliminary proxy statement with the Securities and Exchange Commission and to solicit proxies in support of the election of its nominees and approval of the shareholder proposals at the annual meeting. On November 7, 2003, the Company received a subsequent letter from Newcastle stating that it intends to substitute Ramon D. Phillips for Robert B. Page as one of its nominees for election at the annual meeting. On November 11, 2004, the Company received a subsequent letter from Newcastle stating that it intends to substitute Robert B. Page for Barry M. Barron, Sr. as one of its nominees for election at the annual meeting.

     The Board of Directors would like to avoid the cost and disruption that a proxy contest would cause the Company and therefore has postponed the annual shareholders meeting until January 21, 2004, in order to permit the Board of Directors and Newcastle additional time to discuss the nominees to be proposed by the Board of Directors at the annual meeting and to evaluate additional information regarding whether the election of the two new directors proposed by Newcastle could cause a "Change of Control" as defined in the employment agreements between the Company and each of Ronald W. Parker, B. Keith Clark, Ward T. Olgreen and Shawn M. Preator. Whether or not a Change of Control is deemed to have occurred is a function of whether or not two existing directors, Messrs. Schwarz and Pully, and a nominee director, Mr. Phillips, currently an advisory director, are incumbent directors, as that term is defined in the employment agreements. If a Change of Control were to occur and any or all of these executive officers were to terminate their employment for any reason (including the voluntary termination of employment by such officer) as provided in the employment agreements within twelve months after such Change of Control, the Company would be required to make a lump sum payment to such officer which would have a material adverse effect on the Company's financial position and results of operations.

     The Board has additionally set a new record date for the annual shareholders meeting of November 26, 2003.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits:

31.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form  8-K

On September 4, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the fourth quarter ended June 29, 2003.

One September 26, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to a prior period adjustment relating to its deferred tax liability balances as reported on the Company's Form 10-K dated June 29, 2003.

On October 14, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to changes in the Registrant's Certifying Accountant.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  November  12,  2003