Form 10-Q
period 2003-12-28
PIZZA INN INC /MO/
filed 2004-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2003.
                                                   -------------------

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

     AT FEBRUARY 2, 2004, AN AGGREGATE OF 10,073,674 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION


Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----

Condensed Consolidated Statements of Operations for the three months and six months ended December 28, 2003 and December 29, 2002 (unaudited) 3


Condensed Consolidated Statements of Comprehensive Income for the three months
and six months ended December 28, 2003 and December 29, 2002 (unaudited)      3

Condensed  Consolidated  Balance  Sheets  at  December 28, 2003 (unaudited)
 and  June  29,  2003                                                         4

Condensed Consolidated Statements of Cash Flows for the three months and six months ended December 28, 2003 and December 29, 2002 (unaudited) 5

Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)         7

Item 2. Management's  Discussion  and  Analysis  of
------- ------------------------------------------
 Financial Condition and Results of Operations                               12
 ---------------------------------------------

Item 3 Quantitative  and  Qualitative  Disclosures  about  Market  Risk      16
------ ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                       16
--------     -------------------------




PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              18
--------     ------------------
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     18
--------     -----------------------------------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                           18
--------     -------------------------------------
     Signatures                                                              19

                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                                      PIZZA INN, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  --------------------                ------------------
                                                      DECEMBER 28,         DECEMBER 29,      DECEMBER 28,    DECEMBER 29,
REVENUES:                                                 2003                 2002              2003            2002
                                                  --------------------  ------------------  --------------  --------------
  Food and supply sales. . . . . . . . . . . . .  $            13,032   $          13,275   $      26,530   $      26,804
  Franchise revenue. . . . . . . . . . . . . . .                1,264               1,307           2,715           2,609
  Restaurant sales . . . . . . . . . . . . . . .                  376                 453             782             920
  Other income . . . . . . . . . . . . . . . . .                   97                 129             118             192
                                                  --------------------  ------------------  --------------  --------------
                                                               14,769              15,164          30,145          30,525
                                                  --------------------  ------------------  --------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               12,074              12,167          24,671          24,572
  Franchise expenses . . . . . . . . . . . . . .                  728                 835           1,542           1,543
  General and administrative expenses. . . . . .                  962                (910)          2,003             649
  Interest expense . . . . . . . . . . . . . . .                  160                 205             320             434
                                                  --------------------  ------------------  --------------  --------------
                                                               13,924              12,297          28,536          27,198
                                                  --------------------  ------------------  --------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                  845               2,867           1,609           3,327

  Provision for income taxes . . . . . . . . . .                  287                 975             547           1,131
                                                  --------------------  ------------------  --------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $               558   $           1,892   $       1,062   $       2,196
                                                  ====================  ==================  ==============  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.06   $            0.19   $        0.11   $        0.22
                                                  ====================  ==================  ==============  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.06   $            0.19   $        0.11   $        0.22
                                                  ====================  ==================  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,071              10,058          10,065          10,058
                                                  ====================  ==================  ==============  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,123              10,060          10,104          10,059
                                                  ====================  ==================  ==============  ==============

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (IN THOUSANDS)

                                                          THREE MONTHS ENDED . . . . . . . . .  SIX MONTHS ENDED
                                                   ---------------------------------------  ---------------------------
                                                         DECEMBER 28, . . .  DECEMBER 29,     DECEMBER 28,    DECEMBER 29,
                                                                 2003                2002            2003            2002
                                                  --------------------  ------------------  --------------  --------------

Net Income . . . . . . . . . . . . . . . . . . .  $               558   $           1,892   $       1,062   $       2,196
Interest rate swap gain (loss) - (net of
   tax (expense) benefit of $31 and $2
   and $94 and $141, respectively) . . . . . . .                  (60)                 (4)           (183)           (281)
                                                  --------------------  ------------------  --------------  --------------
Comprehensive Income . . . . . . . . . . . . . .  $               498   $           1,888   $         879   $       1,915
                                                  ====================  ==================  ==============  ==============

                               See accompanying Notes to Consolidated Financial Statements.


                                       PIZZA INN, INC.
                                 CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   DECEMBER 28,    JUNE 29,
ASSETS                                                                 2003          2003
                                                                  --------------  ----------
            (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $         199   $     399
  Accounts receivable, less allowance for doubtful
    accounts of $340 and $722, respectively. . . . . . . . . . .          4,346       3,730
  Notes receivable, current portion, less allowance
    for doubtful accounts of $53 and $175, respectively. . . . .            260         260
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          1,461       1,511
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .            308         585
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            321         533
                                                                  --------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .          6,895       7,018

Property, plant and equipment, net . . . . . . . . . . . . . . .         12,922      13,126
Property under capital leases, net . . . . . . . . . . . . . . .             80         120
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .            189         382
Long-term notes receivable, less allowance for
  doubtful accounts of $9 and $19, respectively. . . . . . . . .              -          41
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .          1,072         109
                                                                  --------------  ----------
                                                                  $      21,158   $  20,796
                                                                  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $       1,489   $   1,217
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          2,923       1,950
  Current portion of long-term debt. . . . . . . . . . . . . . .            823       1,448
  Current portion of capital lease obligations . . . . . . . . .             64         109
                                                                  --------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .          5,299       4,724

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          8,440       9,643
  Long-term capital lease obligations. . . . . . . . . . . . . .             28          33
  Other long-term liabilities. . . . . . . . . . . . . . . . . .            703         989
                                                                  --------------  ----------
                                                                         14,470      15,389
                                                                  --------------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,971,319 and 14,956,319 shares, respectively;
    outstanding  10,073,674 and 10,058,674 shares, respectively.            150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          7,855       7,825
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .           (562)       (569)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .         19,197      18,135
  Accumulated other comprehensive loss . . . . . . . . . . . . .           (468)       (650)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645 respectively . .        (19,484)    (19,484)
                                                                  --------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .          6,688       5,407
                                                                  --------------  ----------
                                                                  $      21,158   $  20,796
                                                                  ==============  ==========

                See accompanying Notes to Consolidated Financial Statements.



                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                          ------------------
                                                                      DECEMBER 28,      DECEMBER 29,
                                                                          2003              2002
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           1,062   $       2,196
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                523             768
    Non cash settlement of accounts receivable. . . . . . . . . .               (281)              -
    Recovery for bad debt, net. . . . . . . . . . . . . . . . . .               (249)         (1,850)
    Utilization of deferred taxes . . . . . . . . . . . . . . . .                547           1,131
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .               (344)           (402)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                 50            (229)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                272             776
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                973            (165)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 75             553
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .              2,628           2,778
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                 26               -
  Acquisition of area development territory . . . . . . . . . . .               (682)              -
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .               (331)           (236)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .               (987)           (236)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations             (1,878)         (5,063)
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                  7           1,950
  Proceeds from exercise of stock options . . . . . . . . . . . .                 30               -
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .             (1,841)         (3,113)
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .               (200)           (571)
Cash and cash equivalents, beginning of period. . . . . . . . . .                399             770
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             199   $         199
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                    -----------------
                                                DECEMBER 28,     DECEMBER 29,
                                                    2003             2002
                                              -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . .  $             328  $         432
  Income taxes . . . . . . . . . . . . . . .                  -              -


NON-CASH FINANCING AND INVESTING
ACTIVITIES:

  Non-cash settlement of accounts receivable  $             281  $           -



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





                                                     SIX MONTHS ENDED
                                                    ------------------
                                                 DECEMBER 28,      DECEMBER 29,
                                                     2003              2002
                                              ------------------  --------------
Net income, as reported. . . . . . . . . . .  $           1,062   $       2,196
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects. . . . . . . . . . . .                 (1)             (9)
                                              ------------------  --------------

Pro forma net income . . . . . . . . . . . .  $           1,061   $       2,187

Earnings per share
  Basic-as reported. . . . . . . . . . . . .  $            0.11   $        0.22
  Basic-pro forma. . . . . . . . . . . . . .  $            0.11   $        0.22

  Diluted-as reported. . . . . . . . . . . .  $            0.11   $        0.22
  Diluted-pro forma. . . . . . . . . . . . .  $            0.11   $        0.22



The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2)

The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.64% and 3.46%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of December 28, 2003 and December 28, 2002 were $1.5 million and $2.4 million, respectively.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $417,000 and $1.7 million at December 28, 2003 and December 29, 2002, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.69% and 2.94%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.65% and 2.89%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.3 million at December 28, 2003 and $7.7 million at December 29, 2002.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 28, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On April 30, 1998, Mid-South Pizza Development, Inc. ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. Effective December 28, 2003, the Company reacquired all such area development rights from Mid-South. The Company paid approximately $963,000 for these rights of which $682,000 was a cash payment, and a non-cash settlement of accounts receivable of approximately $281,000. A long-term asset was recorded for the same amount. Restaurants operating or developed in the reacquired territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized against actual incremental cash flows received, which is estimated to be approximately five years.

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

(6) In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

In October 2003, the FASB issued Staff Position No. 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," ("FSP FIN 46-6") in which the FASB deferred, for public companies, the required effective dates to implement FIN 46 for interests held in a variable interest entity ("VIE") or potential VIE that was created before February 1, 2003.

In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R ("FIN 46R") is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities ("SPEs") for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

The Company does not have any interests in structures commonly referred to as SPEs, typically has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company will continue to monitor developments regarding the Interpretation as they occur. Implementation of this pronouncement in the third fiscal quarter of 2004 is not expected to have a material impact on the financial statements.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                               INCOME    SHARES      PER SHARE
                                            (NUMERATOR)(DENOMINATOR)    AMOUNT
                                            ----------- ------------    ------

THREE  MONTHS  ENDED  DECEMBER  28,  2003
BASIC  EPS
Income Available to Common Shareholders     $    558      10,071    $     0.06
Effect of Dilutive Securities - Stock Options                 52
                                                              --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 Assumed Conversions                        $    558       10,123   $     0.06
                                             =======     ===========     =====

THREE  MONTHS  ENDED  DECEMBER  29,  2002
BASIC  EPS
Income Available to Common Shareholders     $  1,892       10,058   $      0.19
Effect of Dilutive Securities - Stock Options                   2
                                                               --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                     $  1,892         10,060  $      0.19
                                            ========      ==========      =====




SIX  MONTHS  ENDED  DECEMBER  28,  2003
BASIC  EPS
Income Available to Common Shareholders    $  1,062         10,065   $     0.11
Effect of Dilutive Securities - Stock Options                   39
                                                                --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                     $  1,062          10,104  $     0.11
                                           ========         =========      ====

SIX  MONTHS  ENDED  DECEMBER  29,  2002
BASIC  EPS
Income Available to Common Shareholders    $  2,196          10,058  $     0.22
Effect of Dilutive Securities - Stock Options                     1
                                                                 --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                     $ 2,196            10,059 $     0.22
                                           ========           ========     ====


(8) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three months and six months periods ended December 28, 2003 and December 29, 2002 (in thousands).





                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                  --       -----------------               -----------------
                                      DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                          2003            2002            2003            2002
                                     --------------  --------------  --------------  --------------
NET SALES AND OPERATING REVENUES:
Food and Equipment Distribution         $13,032         $13,275         $26,530         $26,804
Franchise and Other                       1,640           1,760           3,497           3,529
Intersegment revenues                       216             176             363             351
                                     --------------  --------------  --------------  --------------
Combined                                 14,888          15,211          30,390          30,684
Other revenues                               97             129             118             192
Less intersegment revenues                 (216)           (176)           (363)           (351)
                                     --------------  --------------  --------------  --------------
Consolidated revenues                   $14,769         $15,164         $30,145         $30,525
                                     ==============  ==============  ==============  ==============

OPERATING PROFIT:
Food and Equipment Distribution (1)       $590            $652           $1,284          $1,396
Franchise and Other (1)                    584             800            1,241           1,400
Intersegment profit                         49              42              91              96
                                     --------------  --------------  --------------  --------------
Combined                                 1,223           1,494           2,616           2,892
Other profit or loss                        97             130             118             192
Less intersegment profit                   (49)            (42)            (91)            (96)
Corporate administration and other        (426)           1,285          (1,034)           339
                                     --------------  --------------  --------------  --------------
Income before taxes                       $845           $2,867          $1,609          $3,327
                                     ==============  ==============  ==============  ==============

GEOGRAPHIC INFORMATION (REVENUES):
United States                          $14,487         $14,860         $29,428         $30,028
Foreign countries                          282             304             717             497
                                     --------------  --------------  --------------  --------------
Consolidated total                     $14,769         $15,164         $30,145         $30,525
                                     ==============  ==============  ==============  ==============

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

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories, trade receivables and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 9%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

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

                              RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED DECEMBER 28, 2003 COMPARED TO THE QUARTER AND SIX MONTHS ENDED DECEMBER 29, 2002.

     Earnings per share for the quarter were $0.06 versus $0.19 for the same period last year. Net income was $558,000 versus $1,892,000, on revenues of $14,769,000 versus $15,164,000 in the previous year. For the six month period, earnings per share were $0.11 versus $0.22 last year. Net income was $1,062,000 compared to $2,196,000 on revenues of $30,145,000 versus $30,525,000 last year. The prior year's quarter included the reversal of a previously recorded pre-tax charge of approximately $1,950,000. The reserve was previously recorded in the fourth quarter of fiscal 2002 to fully reserve for the expected nonpayment of a note receivable owed to the Company from the Company's former Chief Executive Officer. The Company received payment in full for the note receivable in December 2002.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 2%, or $243,000 to $13,032,000 from $13,275,000 compared to the same period last year. For the six month period, food and supply sales decreased 1%, or $274,000, to $26,530,000 from $26,804,000. Lower retail sales were partially offset by higher cheese prices and higher international sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 3% or $43,000 for the quarter compared to the same period last year and increased 4% or $106,000 for the six month period. The decrease for the quarter is due to lower royalties due to lower retail sales. The increase for the six month period is due primarily to higher international royalties, which resulted from the collection of previously unrecorded past due royalties, and was partially offset by lower domestic royalties due to lower retail sales.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 17% or $77,000 for the quarter, compared to the same period of the prior year. For the six month period, restaurant sales decreased 15% or $138,000. These decreases are the result of lower comparable sales at the two Company-owned stores.

     Other income consists primarily of interest income, third party commissions, and non-recurring revenue items. Other income decreased 25% or $32,000 for the quarter, compared to the same period of the prior year. For the six month period, other income decreased 39% or $74,000. These decreases are due primarily to lower commissions and lower interest income.

     Cost of sales decreased 1% or $93,000 for the quarter and increased $99,000 for the six month period. Cost of sales, as a percentage of sales for the quarter and the six month period, increased to 90% from 89% for the same periods last year. The decrease for the quarter was due to lower payroll and related expenses which were partially offset by higher comparable cheese prices. The six month increase is primarily due to higher cheese prices as compared to the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 13% or $107,000 for the quarter and decreased $1,000 for the six month period compared to the same period last year. These decreases are primarily the result of lower payroll and related expenses in both periods offset by higher taxes on foreign royalties and marketing expenses in the first quarter.

     General and administrative expenses increased 206% or $1,872,000 for the quarter and 209% or $1,354,000 for the six months, compared to the same periods last year. This is primarily the result of the reversal of a previously recorded pre-tax charge of approximately $1,950,000 for bad debt in the prior year as described above. Additional, general and administrative expenses included an accrual for approximately $200,000 for certain potential tax matters which the Company is currently analyzing.

     Interest expense decreased 22% or $45,000 for the quarter and 26% or $114,000 for the six months, compared to the same periods of the prior year due to lower debt balances and lower interest rates.

     Provision for income taxes decreased 71% or $688,000 for the quarter, and 52% or $584,000 for the six months compared to the same periods in the prior year. The effective tax rate was 34% for both the current and prior quarters and six months.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first six months of fiscal 2004, the company generated cash flows of $2,628,000 from operating activities as compared to $2,778,000 in fiscal 2003. Cash provided by operations was utilized primarily to pay down debt.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first six months of fiscal 2004, the Company used cash of $987,000 for investing activities as compared to $236,000 in fiscal 2003. The cash used during fiscal 2004 consisted primarily of the reacquisition of an area development rights as described above, and costs associated with a Company-owned store which opened in January 2004.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $1,841,000 in the first six months of fiscal 2004 as compared to cash used for financing activities of $3,113,000 in fiscal 2003.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $154,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income. The Company's prior net operating loss carryforwards and alternative minimum tax carryforwards have now been fully utilized and the Company began making estimated quarterly tax payments in January 2004.

     The Company entered into an agreement effective December 29, 2002 with its current lender to provide a $7.0 million revolving credit line that will expire December 31, 2004, replacing a $9.5 million line that was due to expire December 31, 2003. The $7.0 million revolving credit line will reduce quarterly by $500,000 beginning March 31, 2003 through December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.64% and 2.94%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of December 28, 2003 and December 29, 2002 were $1.5 million and $2.4 million, respectively.

          The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $417,000 and $1.7 million at December 28, 2003 and December 29, 2002, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.69% and 2.94%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 28, 2003 and December 29, 2002, the variable interest rates were 2.65% and 2.89%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.3 million at December 28, 2003 and $7.7 million at December 29, 2002.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 28, 2003 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

     On April 30, 1998, Mid-South Pizza Development, Inc. ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan"). The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. Effective December 28, 2003, the Company reacquired all such area development rights from Mid-South. The Company paid approximately $963,000 for these rights of which $682,000 was a cash payment, and a non-cash settlement of accounts receivable of approximately $281,000. A long-term asset was recorded for the same amount. Restaurants operating or developed in the reacquired territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized against actual incremental cash flows received, which is estimated to be approximately five years.

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

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 28, 2003 (in thousands):




                                          Less Than 1    1-3      4-5 After 5
                                       Total .  Year     Years   Years   Years
                                      ------ -------  ------  --------  ------
Bank debt . . . . . . . . . . . . .  $ 9,263  $  823  $  1,906  $  406  $6,128
Operating lease obligations . . . .    3,387   1,106     1,741     432     108
Capital lease obligations (1) . . .       92      64        21       7
                                     -------  ------  --------  ------   -----
Total contractual cash obligations.  $12,742  $1,993  $  3,668  $  845  $6,236
                                     =======  ======  ========  ======  ======

20




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

     At December 28, 2003 the Company has approximately $9.3 million of variable rate debt obligations outstanding with a weighted average interest rate of 2.63%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 28, 2003, would change interest expense by approximately $12,000 for the six months ended December 28, 2003. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $7.3 million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, and they have concluded that as of that date our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

b) Changes in internal controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

31.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form  8-K

On October 31, 2003 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the first quarter ended September 28, 2003.

On January 23, 2004 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the second quarter ended December 28, 2003.

-----
                                   SIGNATURES
                                   ----------




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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  February  6,  2004