Form 10-Q
period 2004-03-28
PIZZA INN INC /MO/
filed 2004-05-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004.
                                                   ----------------

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

     AT MAY 3, 2004, AN AGGREGATE OF 10,083,674 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION


Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----

Condensed  Consolidated  Statements  of Operations for the three months and
 nine  months ended  March  28,  2004  and  March  30,  2003  (unaudited)     3


Condensed  Consolidated  Statements  of  Comprehensive Income for the three
 months and nine months ended March 28, 2004 and March 30, 2003 (unaudited)   3

Condensed  Consolidated  Balance  Sheets  at  March  28,  2004  (unaudited)
 and  June  29,  2003                                                         4

Condensed  Consolidated  Statements  of Cash Flows for the three months and
 nine  months ended  March  28,  2004  and  March  30,  2003  (unaudited)     5

Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)         7

Item 2.
-------
Management's  Discussion  and  Analysis  of
-------------------------------------------
Financial Condition and Results of Operations                                13
---------------------------------------------

Item 3.
-------
Quantitative  and  Qualitative  Disclosures  about  Market  Risk             18

----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                       18
--------     -------------------------




PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              18
--------     ------------------
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     19

--------     -----------------------------------------------------------
Item  5.     Other  Information                                              19
--------     ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                           21
--------     -------------------------------------
             Signatures                                                      22


                         PART 1.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                  -------------------      ------------------
                                                                    MARCH 28,           MARCH 30,        MARCH 28,    MARCH 30,
REVENUES:                                                             2004                 2003            2004         2003
                                                               -------------------  ------------------  -----------  -----------
  Food and supply sales . . . . . . . . . . . . . . . . . . .  $            12,774  $           12,311  $   39,304   $   39,114
  Franchise revenue . . . . . . . . . . . . . . . . . . . . .                1,323               1,347       4,038        3,957
  Restaurant sales. . . . . . . . . . . . . . . . . . . . . .                  452                 446       1,234        1,366
  Other income. . . . . . . . . . . . . . . . . . . . . . . .                   94                  94         212          286
                                                               -------------------  ------------------  -----------  -----------
                                                                            14,643              14,198      44,788       44,723
                                                               -------------------  ------------------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . . .               11,877              11,562      36,548       36,134
  Franchise expenses. . . . . . . . . . . . . . . . . . . . .                  851                 972       2,393        2,515
  General and administrative expenses . . . . . . . . . . . .                  829                 907       2,832        1,556
  Interest expense. . . . . . . . . . . . . . . . . . . . . .                  150                 188         470          622
                                                               -------------------  ------------------  -----------  -----------
                                                                            13,707              13,629      42,243       40,827
                                                               -------------------  ------------------  -----------  -----------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . . . .                  936                 569       2,545        3,896

  Provision for income taxes. . . . . . . . . . . . . . . . .                  319                 193         866        1,325
                                                               -------------------  ------------------  -----------  -----------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . .  $               617  $              376  $    1,679   $    2,571
                                                               ===================  ==================  ===========  ===========

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . .  $              0.06  $             0.04  $     0.17   $     0.26
                                                               ===================  ==================  ===========  ===========

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . . . .  $              0.06  $             0.04  $     0.17   $     0.26
                                                               ===================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . . . . . . .               10,079              10,059      10,070       10,058
                                                               ===================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES. . . . . . . . . . . . . .               10,132              10,064      10,114       10,061
                                                               ===================  ==================  ===========  ===========

                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              (IN THOUSANDS)

                                                                  THREE MONTHS ENDED. .  . . . . . . . .  NINE MONTHS ENDED
                                                              -----------------------------             ----------------------
                                                                    MARCH 28, . .  . . .  MARCH 30,       MARCH 28,    MARCH 30,
                                                                        2004                  2003            2004         2003
                                                               -------------------  ------------------  -----------  -----------

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . .  $               617  $              376  $    1,679   $    2,571
Interest rate swap gain (loss) - (net of
   tax (expense) benefit of ($20) and ($15)
   and $75 and $130, respectively). . . . . . . . . . . . . .                   38                  29        (145)        (252)
                                                               -------------------  ------------------  -----------  -----------
Comprehensive Income. . . . . . . . . . . . . . . . . . . . .  $               655  $              405  $    1,534   $    2,319
                                                               ===================  ==================  ===========  ===========

                                         See accompanying Notes to Consolidated Financial Statements.





                                     PIZZA INN, INC.
                               CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   MARCH 28,    JUNE 29,
ASSETS                                                               2004         2003
                                                                  -----------  ----------
                                                                         (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      212   $     399
  Accounts receivable, less allowance for doubtful
    accounts of $308 and $722, respectively. . . . . . . . . . .       3,991       3,730
  Notes receivable, current portion, less allowance
    for doubtful accounts of $54 and $175, respectively. . . . .         244         260
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       1,811       1,511
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .         265         585
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .         481         533
                                                                  -----------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .       7,004       7,018

Property, plant and equipment, net . . . . . . . . . . . . . . .      12,889      13,126
Property under capital leases, net . . . . . . . . . . . . . . .          60         120
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .         196         382
Long-term notes receivable, less allowance for
  doubtful accounts of $8 and $19, respectively. . . . . . . . .           -          41
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .       1,023         109
                                                                  -----------  ----------
                                                                  $   21,172   $  20,796
                                                                  ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $    2,140   $   1,217
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .       2,229       1,950
  Current portion of long-term debt. . . . . . . . . . . . . . .         510       1,448
  Current portion of capital lease obligations . . . . . . . . .          45         109
                                                                  -----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .       4,924       4,724

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .       8,165       9,643
  Long-term capital lease obligations. . . . . . . . . . . . . .          26          33
  Other long-term liabilities. . . . . . . . . . . . . . . . . .         767         989
                                                                  -----------  ----------
                                                                      13,882      15,389
                                                                  -----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 14,981,319 and 14,956,319 shares, respectively;
    outstanding  10,083,674 and 10,058,674 shares, respectively.         150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .       7,875       7,825
  Loans to officers. . . . . . . . . . . . . . . . . . . . . . .        (560)       (569)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      19,815      18,135
  Accumulated other comprehensive loss . . . . . . . . . . . . .        (506)       (650)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645 respectively . .     (19,484)    (19,484)
                                                                  -----------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .       7,290       5,407
                                                                  -----------  ----------
                                                                  $   21,172   $  20,796
                                                                  ===========  ==========

               See accompanying Notes to Consolidated Financial Statements.




                                             PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                        -------------------
                                                                             MARCH 28,        MARCH 30,
                                                                               2004             2003
                                                                        -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            1,679   $    2,571
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .                 827        1,103
    Non-cash settlement of accounts receivable . . . . . . . . . . . .                (281)           -
    Recovery of bad debt, net. . . . . . . . . . . . . . . . . . . . .                (249)      (1,830)
    Utilization of deferred taxes. . . . . . . . . . . . . . . . . . .                 467          445
    Utilization of pre-reorganization net operating loss carryforwards                   -        1,131
  Changes in assets and liabilities:
    Notes and accounts receivable. . . . . . . . . . . . . . . . . . .                (236)        (115)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .                (300)        (182)
    Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .                 923          173
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                 279         (525)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .                 330          163
                                                                        -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .               3,439        2,934
                                                                        -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets . . . . . . . . . . . . . . . . . . . .                  38            -
  Reacquisition of area development territory. . . . . . . . . . . . .                (682)           -
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .                (554)        (261)
                                                                        -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . . . . . .              (1,198)        (261)
                                                                        -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings of long-term bank debt. . . . . . . . . . . . . . . . . .                 127          500
  Repayments of long-term bank debt and capital lease obligations. . .              (2,614)      (5,710)
  Officer loan payment . . . . . . . . . . . . . . . . . . . . . . . .                   9        1,951
  Proceeds from exercise of stock options. . . . . . . . . . . . . . .                  50            -
                                                                        -------------------  -----------
    CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . . . . . .              (2,428)      (3,259)
                                                                        -------------------  -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .                (187)        (586)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .                 399          770
                                                                        -------------------  -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $              212   $      184
                                                                        -------------------  -----------


                      See accompanying Notes to Consolidated Financial Statements.




                                 PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                              NINE MONTHS ENDED
                                              ------------------
                                                  MARCH 28,       MARCH 30,
                                                     2004            2003
                                              ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . .  $              478  $      627
  Income taxes . . . . . . . . . . . . . . .                 309           -


NON-CASH FINANCING AND INVESTING ACTIVITIES:

  Non-cash settlement of accounts receivable  $              281  $        -



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





                                                        NINE MONTHS ENDED
                                                    -------------------
                                                   MARCH 28,        MARCH 30,
                                                            2004         2003
                                              -------------------  -----------

Net income, as reported. . . . . . . . . . .  $            1,679   $    2,571
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects. . . . . . . . . . . .                  (1)         (15)
                                              -------------------  -----------

Pro forma net income . . . . . . . . . . . .  $            1,678   $    2,556

Earnings per share
  Basic-as reported. . . . . . . . . . . . .  $             0.17   $     0.26
  Basic-pro forma. . . . . . . . . . . . . .  $             0.17   $     0.25

  Diluted-as reported. . . . . . . . . . . .  $             0.17   $     0.26
  Diluted-pro forma. . . . . . . . . . . . .  $             0.17   $     0.25







The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2)

The Company entered into an agreement effective March 28, 2004 with its current lender to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.59% and 3.06%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of March 28, 2004 and March 30, 2003 were $1.3 million and $2.7 million, respectively.

The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $104,000 and $1.4 million at March 28, 2004 and March 30, 2003, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.63% and 2.81%, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.59% and 2.78%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.2 million at March 28, 2004 and $7.6 million at March 30, 2003.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 28, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

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

(5) On January 18, 2002 the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent, or caused to be sent, unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We are vigorously defending our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

All of the parties to this matter have entered into a settlement agreement under which the Company would pay an amount that would not materially affect our financial performance. Final approval of this settlement agreement is subject to court approval and no assurances can be given that such approval will be obtained. The settlement terms currently agreed to and pending court approval, have been provided for in the Company's financial statements.

(6) On April 21, 2004 the Company's board of directors, following the recommendation of the shareholders at its annual meeting held February 11, 2004, approved the reimbursement of expenses for Newcastle Partners' proxy solicitation efforts related to matters presented for a vote at the Company's annual shareholder meeting. The Company has established a reserve during its fiscal third quarter of approximately $176,000 to fund reimbursement of these expenses.

(7) In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," ("FIN 46"). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.

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

The Company does not have any interests in structures commonly referred to as SPEs, typically has no equity ownership interests in its franchisees, and has not consolidated any of these entities in the Company's financial statements. The Company will continue to monitor developments regarding the Interpretation as they occur. Implementation of this pronouncement in the third fiscal quarter of 2004 did not have a material impact on the financial statements.

(8) The proxy contest in connection with the Company's most recent annual meeting resulted in three nominees of Newcastle Partners, L.P. ("Newcastle") (i.e. Ramon D. Phillips, Robert B. Page, and Steven J. Pully) being elected as Class II members of the Board of Directors at the meeting.

In Part II, Item 5 of the Company's report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission on November 12, 2003, the Company expressed concern that election of Newcastle's nominees might result in a "Change of Control" as defined in the employment agreements executed on December 16, 2002 between the Company and each of Ronald
W. Parker, B. Keith Clark, Ward T. Olgreen and Shawn M. Preator. In the report, the Company summarized the issue as follows:

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

After filing its Form 10-Q for the quarter ended September 28, 2003, the Company sought a legal opinion on the "Change of Control" issue from its outside legal counsel, which delivered its opinion on November 26, 2003. The Company's definitive proxy statement, filed with the Securities and Exchange Commission on January 7, 2004, contained the following commentary regarding the "Change of Control" issue:

Counsel to the Company has delivered to the Board its written legal opinion that, subject to the assumptions, limitations, qualifications and exceptions contained therein, it is of the opinion that a Texas court in a properly presented and argued case should conclude that Messrs. Schwarz, Pully, Phillips and Page would not constitute members of the Incumbent Board and therefore, if the Newcastle nominees are elected to the Board in connection with a proxy contest, a "Change of Control" as defined in the employment agreements discussed above would be deemed to occur. Counsel for Newcastle has informed counsel to the Company that they disagree with this opinion. Additionally, Messrs. Schwarz and Pully have informed the Board that they believe themselves to be incumbent directors.

Newcastle's definitive proxy statement, filed with the Securities and Exchange Commission on January 2, 2004, expressed a different view of the "Change of Control" issue:

We believe that Messrs. Schwarz and Pully are "Incumbent Directors" under a plain reading of the employment agreements as they were appointed by an agreement of a majority of the Pizza Inn Board and not due to an "actual or threatened solicitation of proxies." We also believe that Mr. Phillips should be deemed an "Incumbent Director" if elected by virtue of the fact that he was a director of the Company at the time the new employment agreements were adopted by the Pizza Inn Board.

After the shareholder meeting, the newly constituted Audit Committee of the Board of Directors commenced an investigation to determine whether a "Change of Control" had occurred under the employment agreements as a result of the election of Newcastle's nominees. In connection with this investigation, the Audit Committee engaged independent legal counsel to advise the Audit Committee.

On May 4, 2004, the Audit Committee's independent legal counsel delivered its legal opinion to the Audit Committee, opining that a Texas court in a properly presented and argued case should conclude that no Change of Control has occurred under the employment agreements of Messrs. Parker, Clark, Olgreen and Preator at any time since December 16, 2002. In addition to certain assumptions, limitations, qualifications and exceptions, the opinion was based on counsel's conclusion that Mr. Phillips is among the individuals constituting the Incumbent Board.

Based on the opinion of the Audit Committee's independent legal counsel, the Audit Committee, on May 10, 2004, concluded that there has been no "Change of Control" and recommended that the Board of Directors reach the same conclusion. Based on such recommendation, the Board of Directors, on May 11, 2004, concluded that there has been no "Change of Control."

(9) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                        INCOME          SHARES          PER SHARE
                                     (NUMERATOR)    (DENOMINATOR)          AMOUNT
                               -----------          -------------          ------

THREE  MONTHS  ENDED  MARCH  28,  2004
BASIC  EPS
Income Available to Common Shareholders $ 617           10,079         $      0.06
Effect of Dilutive Securities - Stock Options              53
                                                           --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                  $ 617           10,132         $      0.06

                            ==================== =================      ==========

THREE  MONTHS  ENDED  MARCH  30,  2003
BASIC  EPS
Income Available to Common Shareholders $ 376           10,059         $      0.04
Effect of Dilutive Securities - Stock Options                5
DILUTED  EPS                                                --
Income  Available  to  Common  Shareholders
 & Assumed Conversions                  $ 376           10,064         $      0.04
                            ==================== =================      ==========


NINE  MONTHS  ENDED  MARCH  28,  2004
BASIC  EPS
Income Available to Common Shareholders $1,679          10,070         $      0.17
Effect of Dilutive Securities - Stock Options               44
                                                            --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                  $1,679           10,114        $      0.17

                            ==================== =================      ==========

NINE  MONTHS  ENDED  MARCH  30,  2003
BASIC  EPS
Income Available to Common Shareholders $2,571           10,059        $      0.26
Effect of Dilutive Securities - Stock Options                 2
                                                             --
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                  $2,571            10,061       $      0.26
                            ==================== =================      ==========





(10) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three month and nine month periods ended March 28, 2004 and March 30, 2003 (in thousands).





                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                   -------------------               ------------------

                                       MARCH 28,    MARCH 30,    MARCH 28,    MARCH 30,
                                            2004         2003         2004         2003
                                      -----------  -----------  -----------  -----------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $   12,774   $   12,311   $   39,304   $   39,114
 Franchise and Other . . . . . . . .       1,775        1,793        5,272        5,323
 Intersegment revenues . . . . . . .         173          164          536          515
                                      -----------  -----------  -----------  -----------
   Combined. . . . . . . . . . . . .      14,722       14,268       45,112       44,952
 Other revenues. . . . . . . . . . .          94           94          212          286
 Less intersegment revenues. . . . .        (173)        (164)        (536)        (515)
                                      -----------  -----------  -----------  -----------
   Consolidated revenues . . . . . .  $   14,643   $   14,198   $   44,788   $   44,723
                                      ===========  ===========  ===========  ===========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $      952   $      513   $    2,237   $    1,909
 Franchise and Other (1) . . . . . .         487          528        1,727        1,928
 Intersegment profit . . . . . . . .          51           47          142          143
                                      -----------  -----------  -----------  -----------
   Combined. . . . . . . . . . . . .       1,490        1,088        4,106        3,980
 Other profit or loss. . . . . . . .          94           94          212          286
 Less intersegment profit. . . . . .         (51)         (47)        (142)        (143)
 Corporate administration and other.        (597)        (566)      (1,631)        (227)
                                      -----------  -----------  -----------  -----------
   Income before taxes . . . . . . .  $      936   $      569   $    2,545   $    3,896
                                      ===========  ===========  ===========  ===========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $   14,295   $   13,863   $   43,723   $   43,892
 Foreign countries . . . . . . . . .         348          335        1,065          831
                                      -----------  -----------  -----------  -----------
   Consolidated total. . . . . . . .  $   14,643   $   14,198   $   44,788   $   44,723
                                      ===========  ===========  ===========  ===========

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

                              RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED MARCH 28, 2004 COMPARED TO THE QUARTER AND NINE MONTHS ENDED MARCH 30, 2003.

     Earnings per share for the quarter were $0.06 versus $0.04 for the same period last year. Net income was $617,000 versus $376,000, on revenues of $14,643,000 versus $14,198,000 in the previous year. For the nine month period, earnings per share were $0.17 versus $0.26 last year. Net income was $1,679,000 compared to $2,571,000 on revenues of $44,788,000 versus $44,723,000 last year. The quarter that ended March 28, 2004 included a pretax adjustment of $285,000 to a previously recorded legal reserve. The Company and all other parties in the previously disclosed class-action fax litigation have entered into a settlement agreement, which is awaiting court approval. Excluding the above-described adjustment of approximately $188,000 (after-tax), or $0.02 per share, net income of $617,000, or $0.06 per share, for the quarter ended March 28, 2004 was $429,000 or $0.04 per share.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter increased 4% or $463,000 to $12,774,000 from $12,311,000 compared to the same period last year. For the nine month period, food and supply sales increased less than 1% or $190,000, to $39,304,000 from $39,114,000. These increases are primarily due to higher chainwide retail sales for the quarter combined with higher cheese prices year-to-date.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 2% or $24,000 for the quarter compared to the same period last year and increased 2% or $81,000 for the nine month period. The decrease for the quarter is due to a reduction in foreign master license fees which was partially offset by higher domestic and international royalties. The increase for the nine month period is due primarily to higher international royalties, including the collection of previously unrecorded past due royalties.

     Restaurant sales, which consist of revenue generated by Company-owned training stores increased 1% or $6,000 for the quarter, compared to the same period of the prior year. For the nine month period, restaurant sales decreased 10% or $132,000. The Company opened a new Delco unit on January 9, 2004. The Company also sold an existing Buffet unit effective March 1, 2004. The year-to-date decrease is the result of lower comparable sales and one less month of operations due to the unit sale as described above.

     Other income consists primarily of interest income, third party commissions, and non-recurring revenue items. Other income remained unchanged for the quarter, compared to the same period of the prior year. For the nine month period, other income decreased 26% or $74,000, due to lower commissions and lower interest income.

     Cost of sales increased 3% or $315,000 for the quarter and increased 1% or $414,000 for the nine month period. These increases are due to higher cheese prices partially offset by lower depreciation and amortization expenses and lower transportation costs. Cost of sales, as a percentage of sales for the quarter decreased to 90% from 91% for the same period last year. Cost of sales, as a percentage of sales for the nine month period increased to 90% from 89% for the same period last year.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 12% or $121,000 for the quarter and decreased 5% or $122,000 for the nine month period compared to the same period last year. These decreases are primarily the result of lower taxes on foreign revenues and lower payroll and related expenses.

     General and administrative expenses decreased 9% or $78,000 for the quarter and increased 82% or $1,276,000 for the nine month period, compared to the same periods last year. The quarterly decrease is due to the reversal of the previously recorded legal reserve as discussed above which was partially offset by a $176,000 reserve for the reimbursement of expenses for Newcastle Partners' proxy solicitation efforts. The nine month period increase is the result of the reversal of a previously recorded pre-tax charge of approximately $1,950,000 for bad debt in the prior year partially offset by lower payroll and related expenses.

     Interest expense decreased 20% or $38,000 for the quarter and 24% or $152,000 for the nine month period, compared to the same periods of the prior year due to lower debt balances and lower interest rates.

     Provision for income taxes increased 65% or $126,000 for the quarter, and decreased 35% or $459,000 for the nine month period compared to the same periods in the prior year. The effective tax rate was 34% for both the current and prior quarters and nine month periods.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first nine months of fiscal 2004, the company generated cash flows of $3,439,000 from operating activities as compared to $2,934,000 in fiscal 2003. Cash provided by operations was utilized primarily to pay down debt.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. During the first nine months of fiscal 2004, the Company used cash of $1,198,000 for investing activities as compared to $261,000 in fiscal 2003. The cash used during fiscal 2004 consisted primarily of the reacquisition of area development rights as described above, and costs associated with a Company-owned store which opened in January 2004.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $2,428,000 during the first nine months of fiscal 2004 as compared to cash used for financing activities of $3,259,000 in fiscal 2003.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $137,556 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income. The Company's prior net operating loss carryforwards and alternative minimum tax carryforwards have now been fully utilized and the Company began making estimated quarterly tax payments in January 2004.

              The Company entered into an agreement effective March 28, 2004 with its current lender to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.59% and 3.06%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of March 28, 2004 and March 30, 2003 were $1.3 million and $2.7 million, respectively.

          The Company entered into a term note effective March 31, 2000 with its current lender. The $5,000,000 term note had outstanding balances of $104,000 and $1.4 million at March 28, 2004 and March 30, 2003, respectively. The term note requires monthly principal payments of $104,000 with the balance maturing on March 31, 2004. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.63% and 2.81%, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended, with its current lender to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of March 28, 2004 and March 30, 2003, the variable interest rates were 2.59% and 2.78%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.2 million at March 28, 2004 and $7.6 million at March 30, 2003.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 28, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

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

On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging Pizza Inn sent or, caused to be sent, unsolicited facsimile advertisements. The plaintiff has requested this matter be certified as a class action. We are vigorously defending our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

All of the parties to this matter have entered into a settlement agreement under which the Company would pay an amount that would not materially affect our financial performance. Final approval of this settlement agreement is subject to court approval and no assurances can be given that such approval will be obtained. The settlement terms currently agreed to and pending court approval, have been provided for in the Company's financial statements.

On April 21, 2004 the Company's board of directors, following the recommendation of the shareholders at its annual meeting held February 11, 2004, approved the reimbursement of expenses for Newcastle Partners' proxy solicitation efforts related to matters presented for a vote at the Company's annual shareholder meeting. The Company has established a reserve during its fiscal third quarter of approximately $176,000 to fund reimbursement of these expenses.



                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 28, 2004 (in thousands):




                                        Less Than 1   1-3    4-5    After 5
                                    Total.  Year     Years   Years     Years
-----------------------------------  -------  ------  --------  ------
Bank debt . . . . . . . . . . . . .  $ 8,675  $  510  $  2,545  $5,620  $ -
Operating lease obligations . . . .    3,132   1,111     1,582     348   91
Capital lease obligations (1) . . .       71      45        22       4    -
                                     -------  ------  --------  ------  ---
Total contractual cash obligations.  $11,878  $1,666  $  4,149  $5,972  $91
                                     =======  ======  ========  ======  ===


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

     At March 28, 2004 the Company has approximately $8.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 2.63%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at March 28, 2004, would change interest expense by approximately $19,000 for the nine months ended March 28, 2004. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $7.2 million of the variable rate debt.

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. in the District Court, L-193rd Judicial District, Dallas County, Texas (Cause No. 01-11043). The suit alleges Pizza Inn sent, or caused to be sent, unsolicited facsimile advertisements to plaintiff and others in violation of (i) 47 U.S.C. Section 227(b)(1)(C) and (b)(3), the Telephone Consumer Protection Act, and (ii) Texas Business and Commerce Code
Section 35.47. The plaintiff has requested this matter be certified as a class action. We are vigorously defending our position in this litigation. We cannot assure you that we will prevail in this lawsuit and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this case. However, an adverse resolution of this matter could materially affect our financial position and results of operations.

     All of the parties to this matter have entered into a settlement agreement under which the Company would pay an amount that would not materially affect our financial performance. Final approval of this settlement agreement is subject to court approval and no assurances can be given that such approval will be obtained. The settlement terms currently agreed to and pending court approval, have been provided for in the Company's financial statements.

------
ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     At the Annual Meeting of Shareholders on February 11, 2004 five matters were submitted to a vote of shareholders. Those matters and the results of the vote for each are as follows:

Item  1.     Election  of  Class  II  Directors

           Nominee                For               Votes Withheld
           -------                ---               --------------
        Robert B. Page          5,506,809               14,025
        Ramon D. Phillips       5,512,895               14,025
        Steven J. Pully         6,198,964               112,207


Item 2. Approval to adopt a resolution to repeal the following amendment of the Amended and Restated Bylaws of the Company adopted on December 18, 2002:
Amendment to Article III, Section 7 that eliminates the ability of shareholders to call a special meeting of shareholders.

        Votes for              5,648,318
        Votes against            655,894
        Abstain                   20,884

Item 3. Approval to adopt a resolution to repeal the following amendment of the Amended and Restated Bylaws of the Company adopted on December 18, 2002: New
Article III, Section 13 that requires shareholders to comply with certain procedures in order to bring business before a shareholders meeting.

        Votes for               5,693,889
        Votes against             606,963
        Abstain                    23,884

Item 4. Approval to adopt a resolution to repeal the following amendment of the Amended and Restated Bylaws of the Company adopted on December 18, 2002: New
Article IV, Section 6 that requires shareholders to comply with certain procedures in order to nominate directors.

        Votes for                5,700,154
        Votes against              600,706
        Abstain                     23,836

Item 5. Approval to adopt a resolution recommending to the Board of Directors of the Company that the Company reimburse Newcastle Partners, L.P. for all expenses it incurs in connection with its solicitation of proxies for the Annual Meeting.

       Votes for                 5,871,073
       Votes against               809,953
       Abstain                      83,670

ITEM  5.  OTHER  INFORMATION
----------------------------

     The proxy contest in connection with the Company's most recent annual meeting resulted in three nominees of Newcastle Partners, L.P. ("Newcastle") (i.e. Ramon D. Phillips, Robert B. Page, and Steven J. Pully) being elected as Class II members of the Board of Directors at the meeting.

     In Part II, Item 5 of the Company's report on Form 10-Q for the quarter ended September 28, 2003, filed with the Securities and Exchange Commission on November 12, 2003, the Company expressed concern that election of Newcastle's nominees might result in a "Change of Control" as defined in the employment agreements executed on December 16, 2002 between the Company and each of Ronald
W. Parker, B. Keith Clark, Ward T. Olgreen and Shawn M. Preator. In the report, the Company summarized the issue as follows:

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

     After filing its Form 10-Q for the quarter ended September 28, 2003, the Company sought a legal opinion on the "Change of Control" issue from its outside legal counsel, which delivered its opinion on November 26, 2003. The Company's definitive proxy statement, filed with the Securities and Exchange Commission on January 7, 2004, contained the following commentary regarding the "Change of Control" issue:

Counsel to the Company has delivered to the Board its written legal opinion that, subject to the assumptions, limitations, qualifications and exceptions contained therein, it is of the opinion that a Texas court in a properly presented and argued case should conclude that Messrs. Schwarz, Pully, Phillips and Page would not constitute members of the Incumbent Board and therefore, if the Newcastle nominees are elected to the Board in connection with a proxy contest, a "Change of Control" as defined in the employment agreements discussed above would be deemed to occur. Counsel for Newcastle has informed counsel to the Company that they disagree with this opinion. Additionally, Messrs. Schwarz and Pully have informed the Board that they believe themselves to be incumbent directors.

     Newcastle's definitive proxy statement, filed with the Securities and Exchange Commission on January 2, 2004, expressed a different view of the "Change of Control" issue:

We believe that Messrs. Schwarz and Pully are "Incumbent Directors" under a plain reading of the employment agreements as they were appointed by an agreement of a majority of the Pizza Inn Board and not due to an "actual or threatened solicitation of proxies." We also believe that Mr. Phillips should be deemed an "Incumbent Director" if elected by virtue of the fact that he was a director of the Company at the time the new employment agreements were adopted by the Pizza Inn Board.

     After the shareholder meeting, the newly constituted Audit Committee of the Board of Directors commenced an investigation to determine whether a "Change of Control" had occurred under the employment agreements as a result of the election of Newcastle's nominees. In connection with this investigation, the Audit Committee engaged independent legal counsel to advise the Audit Committee.

     On May 4, 2004, the Audit Committee's independent legal counsel delivered its legal opinion to the Audit Committee, opining that a Texas court in a properly presented and argued case should conclude that no Change of Control has occurred under the employment agreements of Messrs. Parker, Clark, Olgreen and Preator at any time since December 16, 2002. In addition to certain assumptions, limitations, qualifications and exceptions, the opinion was based on counsel's conclusion that Mr. Phillips is among the individuals constituting the Incumbent Board.

     Based on the opinion of the Audit Committee's independent legal counsel, the Audit Committee, on May 10, 2004, concluded that there has been no "Change of Control" and recommended that the Board of Directors reach the same conclusion. Based on such recommendation, the Board of Directors, on May 11, 2004, concluded that there has been no "Change of Control."

------
ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)     Exhibits:

10.1 First amendment to third amended and restated loan agreement between the Company and Wells Fargo Bank (Texas), N.A. dated April 22, 2004 but effective March 28, 2004.


10.2 Seventh amended and restated revolving credit note agreement between the Company and Wells Fargo Bank (Texas), N.A. dated April 22, 2004 but effective March 28, 2004.



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

On February 8, 2004 the Company filed a report on Form 8-K, reporting management performance from August 2002 to December 2003.

On February 11, 2004 the Company filed a report on Form 8-K, announcing the results of its annual shareholder meeting.

On April 23, 2004 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the third quarter ended March 28, 2004.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  May  12,  2004