Form 10-K
period 2004-06-27
PIZZA INN INC /MO/
filed 2004-09-24
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE SECURITIES
EXCHANGE  ACT  OF  1934     FOR  THE  FISCAL  YEAR  ENDED  JUNE  27,  2004.
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No [X]


     At December 26, 2003, the last business day of the Company's most recently completed second fiscal quarter, there were 10,073,674 shares of the registrant's Common Stock outstanding, and the aggregate Market value of registrant's Common Stock held by non-affiliates was $ 16,335,292, based upon the closing price as of that date.

     On September 20, 2004, there were 10,133,674 shares of the registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 in connection with the registrant's annual meeting of shareholders in December 2004, have been incorporated by reference in Part III of this report.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name that was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn".

     On September 20, 2004, the Pizza Inn system consisted of 407 units, including two Company owned and operated units, and 405 franchised units. The Company-operated units are used for product testing and franchisee training, in addition to serving customers. The domestic franchised units are comprised of 211 buffet units, 53 delivery/carry-out units, and 73 Express units. The international franchised units are comprised of 16 buffet units, 37 delivery/carry-out units and 15 Express units. Pizza Inn units are currently located in 18 states and 11 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina, and Arkansas accounting for approximately 34%, 14%, and 8% of the total, respectively. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.



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

     Restaurants that offer delivery and carry-out service only ("Delcos") are growing in popularity and number. Delcos typically are located in shopping centers or other in-line structures, occupy approximately 1,000 square feet, and offer limited or no seating. Delcos generally offer the same menu as Buffet restaurants, but do not offer buffet service. The decor of these units is designed to be bright and highly visible, featuring neon, lighted displays and awnings.

          Express units ("Express") are typically located in a convenience store, college campus, airport terminal, or other commercial facility. They have limited or no seating and offer quick carry-out service of a limited menu of pizza and other foods and beverages. An Express unit typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial facility or who is licensed at one or more locations within the facility.

FRANCHISING

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, and the Company's present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions that: (i) provide an initial franchise term of 20 years (except as described below) and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and (iv) except for Express units, prohibit the development of one unit within a specified distance from another.

     The Company's current form of franchise agreement provides for: (i) a franchise fee of $20,000 for a Buffet, $7,500 for a Delco, and $5,000 for an Express unit, (ii) an initial franchise term of 20 years for a Buffet, 10 years for a Delco or Express, plus a renewal term of 10 years, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to the Company, discussed below, (iv) royalties equal to 4% of gross sales for a Buffet restaurant or Delco, and 6% of gross sales for an Express unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet and a Delco, and 2% for an Express unit.

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

     Similarly, the Company offers master franchise rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties. As with developers, a master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined foreign territory, typically for a term of 20 years plus renewal options for 10 years. The master licensee agrees to a new store development schedule and the Company trains the master licensee to monitor and assist franchisees in their territory with local franchise service and quality control, with support from the Company. In return, the master licensee typically retains half the franchise fees and approximately half the royalties on all units within the territory during the term of the agreement. A master licensee may open restaurants owned and operated by the master licensee through agreement with the Company, or they may open sub-franchised restaurants owned and operated by third parties through agreement with the master licensee.

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







ADVERTISING

     The Pizza Inn Advertising Plan ("PIAP") is a Texas non-profit corporation that creates and produces print advertisements, television and radio commercials, and in-store promotional materials along with related advertising services for use by its members. Each operator of a Buffet or Delco unit, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for Buffet and Delco units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a Board of Trustees comprised of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. On September 20, 2004, the Company-operated stores and substantially all of its franchisees were members of PIAP. Operators of Express units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund purchases of Express unit marketing materials and similar expenditures.

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

TRADEMARKS  AND  QUALITY  CONTROL

     The Company owns various trademarks, including the name "Pizza Inn", which are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of such trademarks is unlimited, subject to periodic renewal and continued use. In addition, the Company has obtained trademark registrations in several foreign countries and has periodically re-filed and applied for registration in others. The Company believes that it holds the necessary rights for protection of the trademarks essential to its business.

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

TRAINING

     The Company offers numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation. The training programs include group classes, supervised work in Company-operated units and special field seminars. Training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing videotapes and printed materials produced by the Company.

WORKING  CAPITAL  PRACTICES

     The Company's Norco division maintains a sufficient inventory of food and other consumable supplies that it typically distributes to Pizza Inn units on a weekly basis. The Company's accounts receivable and notes receivable consist primarily of receivables from food and supply sales, equipment sales and accrued franchise royalties.

GOVERNMENT  REGULATION

     The Company is subject to registration and disclosure requirements and other restrictions under federal and state franchise laws. The Company's Norco division is subject to various federal and state regulations, including those regarding transportation of goods, food labeling, safety, sanitation, distribution, and vehicle licensing.

     The development and operation of Pizza Inn units are subject to federal, state and local regulations, including those pertaining to zoning, public health and alcoholic beverages, where applicable. Many restaurant employees are paid at rates related to the minimum wage established by federal and state law. Increases in the federal minimum wage can result in higher labor costs for the Company operated units, as well as its franchisees, which may be partially offset by price increases or operational and equipment efficiencies.

EMPLOYEES

     On September 20, 2004, the Company had approximately 151 employees, including 55 in the Company's corporate office, 63 at its Norco division, and 12 full-time and 21 part-time employees at the Company-operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. The Company believes that its employee relations are excellent.

COMPETITION

     The restaurant business is highly competitive. The Company and its franchisees compete with other national and regional pizza chains, independent pizza restaurants, and other restaurants that serve moderately priced foods. The Company believes that Pizza Inn units compete primarily on the basis of the quality, value and price of their food, the consistency and level of service, and the location, attractiveness and cleanliness of their restaurant facilities. Because of the importance of brand awareness, the Company continually increases its development emphasis on individual market penetration and local cooperative advertising by franchisees.

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

     The Company owns a 40,000 square foot facility housing its corporate office and training center and a 100,000 square foot warehouse and distribution facility. These buildings were constructed on approximately 11 acres of land in The Colony, Texas in 2001.

     The Company currently operates two Pizza Inn restaurants, both of which are in Texas. One Company operated unit, a Buffet, is operated from a leased location. Annual lease payments are approximately $14.00 per square foot. The lease expires in 2007 but has a renewal option. The second Company-operated unit, a Delco, was constructed on land the Company purchased north of Dallas, in Little Elm, Texas, in June 2003. In August 2004 the Company purchased land just north of Dallas on which it intends to construct and operate a Buffet restaurant.

ITEM  3  -  LEGAL  PROCEEDINGS

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging that the Company sent or caused to be sent unsolicited facsimile advertisements. The Company has vigorously defended its position in this litigation. In July 2004 the court preliminarily approved a settlement agreement among all parties and certified the matter as a class action for settlement purposes only. Under the settlement agreement the Company would pay an amount that will not materially affect the Company's financial performance. At a hearing on September 13, 2004 the court entered its final order and judgment approving the settlement agreement and certifying the settlement class. Pursuant to the settlement agreement the Company has agreed to pay $90,000 in full and final settlement of all actual and potential claims of the members and potential members of the certified settlement class. The final order dismissed with prejudice all pending and potential claims against the Company.

          On July 7, 2004, B. Keith Clark resigned as Senior Vice President-Corporate Development, Secretary and General Counsel of the Company. Mr. Clark has notified the Company that he has reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 2004 annual meeting of shareholders constituted a "change of control" under his employment agreement and/or that he was entitled to terminate his contract for "good reason". Pursuant to the terms of the employment agreement, the Company has initiated an arbitration proceeding to resolve this dispute. The arbitration proceeding is in the preliminary stages and the Company is unable to predict the outcome of the proceeding at this time. In the event the Company is unsuccessful in this proceeding, the Company could be liable to Mr. Clark for up to $762,000. The employment agreements of each of Ronald W. Parker, Ward T. Olgreen and Shawn M. Preator contain similar provisions and the potential amounts payable to each of them are as follows:
$5.4 million to Mr. Parker, $630,000 to Mr. Olgreen and $597,000 to Mr. Preator. The aggregate of these payments for which the Company would be obligated is approximately $7.4 million. The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under his employment agreement or that he is entitled to terminate his contract for "good reason". The Board obtained a written legal opinion that the "change of control" provision was not triggered by the results of its February 2004 annual meeting. The Company plans to vigorously defend our position in the matter; however, we cannot assure that we will prevail in this matter and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this matter, and no accrual has been made as of June 27, 2004. An adverse resolution of the matter could materially affect our financial position and results of operations.

     Certain other pending legal proceedings exist against the Company that the Company believes are not material or have arisen in the ordinary course of its business.

 ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2004.

                                     PART II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 20, 2004, there were 2,086 stockholders of record of the Company's Common Stock.

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





                                           Actual Trade
                                          Executed Price
                                            High     Low
                                     --------------  ----
2004
    First Quarter Ended 9/28/2003 .      $   3.95  $ 1.80
    Second Quarter Ended 12/28/2003          3.06    2.50
    Third Quarter Ended 3/28/2004 .          3.07    2.70
    Fourth Quarter Ended 6/27/2004.          3.09    2.58

2003
    First Quarter Ended 9/29/2002 .      $   1.75  $ 0.68
    Second Quarter Ended 12/29/2002          2.99    1.60
    Third Quarter Ended 3/30/2003 .          2.60    1.33
    Fourth Quarter Ended 6/29/2003.          2.24    1.51

     Under the Company's bank loan agreement, the Company is limited in its ability to pay dividends or make other distributions on its common stock. The Company did not pay any dividends on its common stock during the fiscal years ended June 27, 2004 and June 29, 2003. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.

                      EQUITY COMPENSATION PLAN INFORMATION

A summary of equity compensation under all of the Company's stock option plans follows:






                       Number of Securities to  Weighted-average       Number of Securities
                       be issued upon exercise  exercise price of      remaining available for
Plan. . . . . . . . .  of outstanding options,  outstanding options,   future issuance under
Category. . . . . . .  warrants, and rights     warrants, and rights   equity compensation plans
---------------------  -----------------------  ---------------------  -------------------------
Equity Compensation
plans approved by
security holders. . .                  480,700  $                3.42                  1,707,917

Equity compensation
plans not approved by                        -                      -                          -
security holders
                       -----------------------  --------------------  --------------------------
Total . . . . . . . .                  480,700  $                3.42                  1,707,917
                       =======================  =====================  =========================








Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.



 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 27, 2004, and should be read in conjunction with the financial statements and schedules in Item 8 of this report.



                                                                    Year Ended
                                                                     ----------
                                           June 27,    June 29,   June 30,    June 24,   June 25,
                                             2004        2003       2002        2001       2000
                                          -----------  ---------  ---------  ----------  ---------
                                                    (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    60,212  $  58,782  $  66,642  $  65,268   $  67,640

  Income before taxes. . . . . . . . . .        3,648      4,643      1,723      3,921       4,389
  Net income . . . . . . . . . . . . . .        2,243      3,093      1,137      2,480       2,884
  Basic earnings per common share. . . .         0.22       0.31       0.11       0.23         .25
  Diluted earnings per common share. . .         0.22       0.31       0.11       0.23         .25
  Dividends declared per common share. .            -          -          -       0.12         .24 (1)

SELECTED BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . .       20,906     20,796     24,318 (2) 19,576 (2)  17,395 (2)
  Long-term debt and
       capital lease obligations . . . .        7,960      9,676     15,227     11,161      10,655

(1) On June 26, 2000 the Company's Board of Directors declared a quarterly dividend of $.06 per share on the Company's common stock, payable to shareholders of record on July  7, 2000.

(2) Total assets include a prior period adjustment of $296,000 to properly reflect deferred tax asset and liability balances. See Note A to the consolidated financial statements for further discussion.


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

     The  preparation  of  financial  statements  in  conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made by management include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowances, intangible asset valuation, and legal
accruals.   Actual  results  could  differ  from  those  estimates.

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

     Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and of cash received.

     Inventories, which consist primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out) cost or market. Provision is made for obsolete inventories and is based upon management's assessment of the market conditions for its products.

     Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories, trade receivables and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

                              RESULTS OF OPERATIONS

FISCAL  2004  COMPARED  TO  FISCAL  2003

          Diluted earnings per share decreased 29% to $0.22 from $0.31 in the prior year. Net income decreased 27% to $2,243,000 from $3,093,000 in the prior year, on revenues of $60,212,000 in the current year and $58,782,000 in the prior year. Pre-tax income decreased 21% to $3,648,000 from $4,643,000. The decrease in net income was primarily attributable to the reversal of a pretax charge in the prior year of approximately $1.9 million, which was originally recorded in June 2002, to reserve for a note receivable owed to the Company from
C. Jeffrey Rogers, the Company's former Chief Executive Officer. The Company received payment in full for the note receivable in December 2002. See "Transactions with Related Parties".

          Results of operations for fiscal 2004 include fifty-two weeks versus fifty-two weeks in fiscal 2003.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material and other distribution revenues. Total food and supply sales increased 3% to $53,072,000 from $51,556,000 in the prior year due primarily to higher cheese prices.

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, increased 5% or $265,000 in fiscal 2004 primarily due to higher international royalties, including the collection of previously unrecorded past due royalties which were offset by lower international development fees.

     Restaurant sales, which consist of revenue generated by Company-operated stores, decreased 15% or $263,000 compared to the same period of the prior year. The Company opened a new Delco unit on January 9, 2004. The Company also sold an existing Buffet unit effective March 1, 2004. The year-to-date decrease is primarily the result of lower comparable sales

     Other income primarily consists of interest income and non-recurring revenue items. Other income decreased 28% or $88,000 primarily due to lower commissions and lower interest income.

     Cost of sales increased 4% to $49.4 million from $47.6 million in the prior year. The increase in cost of sales is the result of higher cheese prices. Block cheese prices averaged $1.61 per pound in fiscal 2004 vs $1.13 per pound in fiscal 2003. This increase in cheese cost was partially offset by lower depreciation and amortization expenses and lower transportation costs. As a percentage of sales, cost of sales increased to 90.4% from 89.2% compared to the prior year.

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These expenses decreased 4% or $119,000 compared to last year primarily due to a departmental restructuring offset by added amortization costs from the reacquisition of area development rights for certain counties in Kentucky and Tennessee.

     General and administrative expenses decreased 15% or $626,000 in fiscal 2004. This is primarily the result of lower legal fees due to settlement of litigation for less than the previously accrued amount and lower amortization of a leasehold property and computer system implementation. These savings were partially offset by higher proxy solicitation expenses.

     Interest expense decreased 22% or $176,000 in the current year due to lower average interest rates and debt levels in the current year.

     Provision for income taxes decreased 9% or $145,000 due to decrease income as mentioned above. The effective tax rate was 39% compared to 33% in the prior year. The increase in the effective tax rate is primarily due to a provision made for state income tax and an increase in permanent differences.

     During fiscal 2004 a total of 34 new Pizza Inn franchise units opened, including 26 domestic and 8 international units. Domestically, 39 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. No international units were closed.




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

     During fiscal 2003 a total of 24 new Pizza Inn franchise units opened, including 18 domestic and 6 international units. Domestically, 36 units were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. Additionally, 7 international units were closed.

                               FINANCIAL CONDITION

     Cash and cash equivalents increased $218,000 in fiscal 2004. The Company used the cash flow generated from operations plus the proceeds from an officer loan repayment to pay down $2,800,000 of debt, $682,000 to reacquire area development rights, and $655,000 to fund capital expenditures relating to the new Delco unit in Little Elm, TX.

At June 27, 2004 the net deferred tax asset balance was $288,000. At June 27, 2004, the Company had a valuation allowance of $137,000 which is provided for foreign tax credit carryforwards that may expire before they can be utilized. The Company believes that it is more likely than not that these credits will not be realized.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $137,000 related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income.

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



     The Company has realized substantial benefit from the utilization of its net operating loss carryforwards to reduce its federal tax liability through fiscal year 2003. In fiscal 2004, the Company became a cash taxpayer. The Company expects to realize a benefit in future years from the utilization of its temporary differences, which currently total $288,000. In accordance with SFAS 109, carryforwards, when utilized, are reflected as a reduction of the deferred tax asset rather than a reduction of income tax expense. This has caused the Company to reflect an amount for income tax expense on its statements of operations at an effective corporate rate of 39%, 33%, and 34% for fiscal years 2004, 2003 and 2002, respectively. However, the actual amount of taxes paid at the alternative minimum tax rate of approximately 2.6% and 0% for fiscal years 2003 and 2002, respectively, is significantly less than the corporate rate reflected on the Company's statement of operations. In fiscal year 2004, the Company paid $635,000 in cash taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In fiscal 2004, the Company generated cash flows of $3,512,000 from operating activities as compared to $4,021,000 in fiscal 2003 and $5,560,000 in fiscal 2002. Cash provided by operations totaled $3,512,000 in fiscal 2004 and was used primarily, in conjunction with proceeds from an officer loan repayment, to pay down debt and capital expenditures as described below.

Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In fiscal 2004, the Company used cash of $1,299,000 for investing activities as compared to $470,000 in fiscal 2003 and $8,928,000 in fiscal 2002. Cash flow used for investing activities during fiscal 2004 consisted primarily of the reacquisition of the area development rights and capital expenditures relating to the new Delco unit in Little Elm, Texas.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, together with treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $1,995,000 in fiscal 2004 as compared to cash provided by financing activities of $3,922,000 in fiscal 2003 and cash provided for financing activities of $3,598,000 in fiscal 2002. The Company used cash flow from operations and proceeds from an officer loan repayment to decrease its net bank borrowings by $2,748,000 to $8,343,000 at June 27, 2004 from $11,091,000 at
June 29, 2003. Net cash used in financing activities in 2004 was for the re-acquisition of area development rights and for construction of the Company's new company owned Delco unit in Little Elm, Texas.

     The Company entered into an agreement effective March 28, 2004 with its current lender to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 27, 2004 and June 29, 2003, the variable interest rates were 2.35% and 2.81%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of June 27, 2004 and June 29, 2003 were $1.2 million and $2.5 million, respectively.

     On July 7, 2004, B. Keith Clark resigned as Senior Vice President-Corporate Development, Secretary and General Counsel of the Company. Mr. Clark has notified the Company that he has reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 2004 annual meeting of shareholders constituted a "change of control" under his employment agreement and/or that he was entitled to terminate his contract for "good reason". Pursuant to the terms of the employment agreement, the Company has initiated an arbitration proceeding to resolve this dispute. The arbitration proceeding is in the preliminary stages and the Company is unable to predict the outcome of the proceeding at this time. In the event the Company is unsuccessful in this proceeding, the Company could be liable to Mr. Clark for up to $762,000. The employment agreements of each of Ronald W. Parker, Ward T. Olgreen and Shawn M. Preator contain similar provisions and the potential amounts payable to each of them are as follows:
$5.4 million to Mr. Parker, $630,000 to Mr. Olgreen and $597,000 to Mr. Preator. The aggregate of these payments for which the Company would be obligated is approximately $7.4 million. The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under his employment agreement or that he is entitled to terminate his contract for "good reason". The Board obtained a written legal opinion that the "change of control" provision was not triggered by the results of its February 2004 annual meeting. The Company plans to vigorously defend our position in the matter; however, we cannot assure that we will prevail in this matter and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this matter, and no accrual has been made as of June 27, 2004. An adverse resolution of the matter could materially affect our financial position and results of operations.

     The Company's future known requirements for cash relate primarily to the repayment of debt, capital expenditures, including information system upgrades and a new company owned Buffet unit to be located north of Dallas and periodic purchases of the Company's own common stock.

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

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 27, 2004 (in thousands):






                                                    Fiscal Year  Fiscal Years  Fiscal Years After Fiscal
                                            Total       2005      2006 - 2007    2008 - 2009   Year 2009
-----------------------------------  ------------  -------------  -------------  -------------  --------
Bank debt . . . . . . . . . . . . .  $      8,343  $         406  $       2,012  $       5,925  $      -
Operating lease obligations . . . .         2,850          1,071          1,396            309        74
Capital lease obligations (1) . . .            33             10             22              1         -
                                     ------------  -------------  -------------  -------------   -------
Total contractual cash obligations.  $     11,226  $       1,487  $       3,430  $       6,235       $74
                                     ============  =============  =============  =============  ========



(1)  Does  not  include  amount  representing  interest.
                        TRANSACTIONS WITH RELATED PARTIES

Two of the individuals nominated by the Company and elected to serve on its Board of Directors are franchisees. One of the franchisees currently operates a total of 11 restaurants located in Arkansas, the other currently operates one in Oklahoma. Purchases by these franchisees comprised 6.5% and 6% of the Company's total food and supply sales in fiscal 2004 and fiscal 2003, respectively. Royalties and license fees and area development sales from these franchisees comprised 3.9% and 4.2% of the Company's total franchise revenues in fiscal 2004 and fiscal 2003, respectively. As of June 27, 2004 and June 29, 2003, their accounts and note payable to the Company were $965,838 and $876,326, respectively. As franchised units, their restaurants pay royalties to the Company and purchase a majority of their food and supplies from the Company's distribution division.

The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by a director of the $323,000 debt of a franchisee of which he is the President and sole shareholder. The debt relates to food and equipment purchases and royalty payments for the franchisee during a period when the director had transferred his interest in the franchisee, and prior to his later reacquisition of the franchisee. The director has affirmed his guarantee and confirmed that the debt will be paid in full.

In October 1999, the Company loaned $1,949,698 to C. Jeffrey Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December 2002, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ended December 29, 2002.

In October 1999, the Company loaned $557,056 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders'
equity.   As  of  June  27,  2004,  the  note  balance  was  paid  in  full.

In July 2000, the Company also loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004, in conjunction with a cash payment of $260,000 from Mr. Parker, to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders' equity. As of June 27, 2004, the note balance was paid in full.

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

ITEM  7A  -  MARKET  RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities, which bear interest based on floating rates.

     At June 27, 2004 the Company had approximately $8.3 million of variable rate debt obligations outstanding with a weighted average interest rate of 2.61% for the year ending June 27, 2004. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 27, 2004, would change interest expense by approximately $22,000.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 27, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in our food sales and cost of sales. Management actively monitors this exposure, however, we do not enter into financial instruments to hedge commodity prices. The block price per pound of cheese averaged $1.61 in fiscal 2004. The estimated change in sales from a hypothetical $0.20 change in the average cheese block price per pound would have been approximately $1.4 million in fiscal 2004.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company's initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows.

                                 PIZZA INN, INC.



ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedule:



FINANCIAL  STATEMENTS                                                 PAGE  NO.


Report  of  Independent  Registered  Public  Accounting  Firm.               18

Report  of  Independent  Registered  Public  Accounting  Firm.               19

Consolidated  Statements  of  Operations  for  the  years  ended
     June  27,  2004,  June  29,  2003,  and  June  30,  2002.               20

Consolidated  Statements  of  Comprehensive  Income  for  the years ended
        June  27,  2004,  June  29,  2003,  and  June  30,  2002.            20


Consolidated  Balance  Sheets  at  June  27,  2004  and  June  29,  2003.    21

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  27,  2004,  June  29,  2003,  and  June  30,  2002.        22

Consolidated  Statements  of  Cash  Flows  for  the  years  ended June 27,
     2004, June  29,  2003,  and  June  30,  2002.                           23

Notes  to  Consolidated  Financial  Statements.                              25



FINANCIAL  STATEMENT  SCHEDULE


Schedule  II   -  Consolidated  Valuation  and  Qualifying  Accounts         39

    All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial  statements  or  notes  thereto.

SIGNATURES                                                                   44

                   REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM




Board  of  Directors  and  Stockholders
Pizza  Inn,  Inc.
We have audited the accompanying consolidated balance sheet of Pizza Inn, Inc. June 27, 2004 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 27, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO  Seidman,  LLP
BDO SEIDMAN, LLP
Dallas,  TX
August  23,  2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note A, present fairly, in all material respects, the financial position of Pizza Inn, Inc. and its subsidiaries at June 29, 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note A to the consolidated financial statements, the Company has restated its financial statements as of June 30, 2002 to adjust beginning retained earnings and deferred tax assets.



/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS  LLP
Dallas,  Texas
September  25,  2003



                                             PIZZA INN, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               YEAR ENDED
                                                          ---------------------------------------------
                                                             JUNE 27,        JUNE 29,        JUNE 30,
                                                                   2004            2003            2002
                                                          --------------  --------------  --------------
REVENUES:
  Food and supply sales. . . . . . . . . . . . . . . . .  $      53,072   $      51,556   $      57,727
  Franchise revenue. . . . . . . . . . . . . . . . . . .          5,400           5,135           5,528
  Restaurant sales . . . . . . . . . . . . . . . . . . .          1,517           1,780           2,134
  Other income . . . . . . . . . . . . . . . . . . . . .            223             311           1,253
                                                          --------------  --------------  --------------
                                                                 60,212          58,782          66,642
                                                          --------------  --------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . .         49,363          47,583          54,146
  Franchise expenses . . . . . . . . . . . . . . . . . .          3,192           3,311           2,865
  General and administrative expenses. . . . . . . . . .          3,625           4,251           4,709
  Provision for (recovery of) bad debt (see Note J). . .           (229)         (1,795)          2,367
  Interest expense (net of capitalized interest of
    $0, $0, and $178, respectively). . . . . . . . . . .            613             789             832
                                                          --------------  --------------  --------------
                                                                 56,564          54,139          64,919
                                                          --------------  --------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .          3,648           4,643           1,723

  Provision for income taxes . . . . . . . . . . . . . .          1,405           1,550             586
                                                          --------------  --------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $       2,243   $       3,093   $       1,137
                                                          ==============  ==============  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . . . . . .  $        0.22   $        0.31   $        0.11
                                                          ==============  ==============  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . . . . . .  $        0.22   $        0.31   $        0.11
                                                          ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . .         10,076          10,058          10,092
                                                          ==============  ==============  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES . . . . . . . . . .         10,117          10,061          10,095
                                                          ==============  ==============  ==============

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                      (IN THOUSANDS)

                                                                        YEAR ENDED
                                                          ---------------------------------------------
                                                                JUNE 27, . . .  JUNE 29,        JUNE 30,
                                                                   2004            2003            2002
                                                          --------------  --------------  --------------

    Net Income . . . . . . . . . . . . . . . . . . . . .  $       2,243   $       3,093   $       1,137
    Interest rate swap gain (loss) (net of tax (expense)
      benefit of  ($179),  $168, and $129, respectively)            348            (326)           (251)
                                                          --------------  --------------  --------------
    Comprehensive Income . . . . . . . . . . . . . . . .  $       2,591   $       2,767   $         886
                                                          ==============  ==============  ==============

                      See accompanying Notes to Consolidated Financial Statements.


                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                           JUNE 27,               JUNE 29,
ASSETS                                                                       2004                   2003
                                                                     ---------------------  ---------------------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                617   $                399
  Accounts receivable, less allowance for doubtful
    accounts of $310 and $722, respectively . . . . . . . . . . . .                 3,113                  2,908
  Accounts receivable - related parties . . . . . . . . . . . . . .                   912                    822
  Notes receivable, current portion, less allowance
    for doubtful accounts of $59 and $175, respectively . . . . . .                    50                    206
  Notes receivable - related parties. . . . . . . . . . . . . . . .                    54                     54
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,713                  1,511
  Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . .                   183                    585
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   415                    533
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                 7,057                  7,018
Property, plant and equipment, net. . . . . . . . . . . . . . . . .                12,756                 13,126
Property under capital leases, net. . . . . . . . . . . . . . . . .                    18                    120
Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . . .                   105                    382
Long-term notes receivable, less
    allowance for doubtful accounts of $3 and $19, respectively . .                     -                     41
Re-acquired development territory . . . . . . . . . . . . . . . . .                   866                      -
Deposits and other. . . . . . . . . . . . . . . . . . . . . . . . .                   104                    109
                                                                     ---------------------  ---------------------
                                                                     $             20,906   $             20,796
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              1,246   $              1,217
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 2,109                  1,950
  Current portion of long-term debt . . . . . . . . . . . . . . . .                   406                  1,448
  Current portion of capital lease obligations. . . . . . . . . . .                    10                    109
                                                                     ---------------------  ---------------------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                 3,771                  4,724

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 7,937                  9,643
  Long-term capital lease obligations . . . . . . . . . . . . . . .                    23                     33
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   458                    989
                                                                     ---------------------  ---------------------
                                                                                   12,189                 15,389
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Notes D and I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 15,031,319 and 14,956,319 shares, respectively;
    outstanding 10,133,674 and 10,058,674 shares, respectively. . .                   150                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 7,975                  7,825
  Loans to officers . . . . . . . . . . . . . . . . . . . . . . . .                     -                   (569)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                20,378                 18,135
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                  (302)                  (650)
  Treasury stock at cost
    Shares in treasury: 4,897,645 and 4,897,645, respectively . . .               (19,484)               (19,484)
                                                                     ---------------------  ---------------------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . .                 8,717                  5,407
                                                                     ---------------------  ---------------------
                                                                     $             20,906   $             20,796
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.






                                                    PIZZA INN, INC.
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (IN THOUSANDS)
                                                                              ACCUM.
                                                 ADDITIONAL                   OTHER    TREASURY
                                 COMMON STOCK    PAID-IN  LOANS TO   RETAINED  COMP.     STOCK
                                 ------------
                                 SHARES  AMOUNT  CAPITAL  OFFICERS  EARNINGS    LOSS    AT COST          TOTAL
                                 ------------------  ---------  --------  ---------  -------  -------  ------

BALANCE, JUNE 24, 2001,           10,320 $ 150  $ 7,823   $(2,325)  $ 13,905 $ (73)    $(18,911)       $  569
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
as restated

Employee incentive shares            -     -          1       -           -      -          -               1
Acquisition  of  treasury
 Stock (see Note K)                (262)   -          -       -           -      -        (573)         (573)
Allowance  for
 doubtful accounts    -               -    -          -    1,750          -      -          -           1,750
Interest  rate  swap  loss
 (net of tax of $129)                 -    -          -       -           -   (251)         -           (251)
Net income                  -         -    -          -       -        1,137     -          -           1,137
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
BALANCE, JUNE 30, 2002,           10,058 $ 150   $7,824  $ (575)    $ 15,042 $(324)    $(19,484)      $ 2,633
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
as  restated

Employee incentive shares            1     -          1       -           -      -          -               1
Principal  repayment  of  loans
 by officers                         -     -          -   1,756           -      -          -           1,756
Reversal  of  allowance  for
 doubtful accounts                   -     -          -  (1,750)          -      -          -         (1,750)
Interest  rate  swap  loss
     (net of tax of$168)             -     -          -       -           -   (326)         -           (326)
Net income                           -     -          -       -        3,093     -          -           3,093
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
BALANCE, JUNE 29, 2003            10,059 $150    $7,825  $ (569)    $ 18,135 $(650)     $(19,484)     $ 5,407
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
Employee incentive shares             75   -        150       -           -      -          -             150
Principal  repayment  of  loans
 by officers                         -     -          -     569            -     -           -            569
Interest rate swap loss              -     -          -       -            -   348           -            348
 (net  of  tax  of  $179)
Net income                           -     -          -       -       2,243      -           -          2,243
                                  ------- -----  ------  ---------  --------  ---------  -------       ------
BALANCE, JUNE 27, 2004            10,134 $150    $7,975  $    -     $ 20,378 $(302)     $(19,484)     $ 8,717
                                ======== =====  =======  =======    ========= ======    =======      ========

                                   See accompanying Notes to Consolidated Financial Statements.



                                                         PIZZA INN, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)


                                                                                      YEAR ENDED
                                                                                 -----------------------
                                                              JUNE 27,                 JUNE 29,                 JUNE 30,
                                                                2004                     2003                     2002
                                                       -----------------------  -----------------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . .  $                2,243   $                3,093   $                1,137
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization . . . . . . . . .                   1,133                    1,403                    1,337
      Non cash settlement of accounts receivable. . .                    (281)                       -                        -
      Provision for (recovery of) bad debt, net . . .                    (229)                  (1,795)                   2,367
      Deferred income taxes . . . . . . . . . . . . .                     500                    1,381                      538
    Changes in assets and liabilities:
      Notes and accounts receivable . . . . . . . . .                    (270)                     204                      799
      Inventories . . . . . . . . . . . . . . . . . .                    (202)                      15                      537
      Accounts payable - trade. . . . . . . . . . . .                      29                     (310)                    (825)
      Accrued expenses. . . . . . . . . . . . . . . .                     163                     (527)                     240
      Deferred franchise revenue. . . . . . . . . . .                      (4)                     (52)                      38
      Prepaid expenses and other. . . . . . . . . . .                     430                      609                     (608)
                                                       -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY OPERATING ACTIVITIES . . . . .                   3,512                    4,021                    5,560
                                                       -----------------------  -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets. . . . . . . . . . .                      38                        6                       24
    Capital expenditures. . . . . . . . . . . . . . .                    (655)                    (476)                  (8,952)
    Re-acquisition of area development territory. . .                    (682)                       -                        -
                                                       -----------------------  -----------------------  -----------------------
      CASH USED IN INVESTING ACTIVITIES . . . . . . .                  (1,299)                    (470)                  (8,928)
                                                       -----------------------  -----------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations . . . . . . . . . . .                  (1,534)                  (1,337)                  (3,738)
    Borrowings of long-term debt. . . . . . . . . . .                       -                      500                    5,432
    Line of credit, net . . . . . . . . . . . . . . .                  (1,300)                  (5,042)                   2,477
    Proceeds from exercise of stock options . . . . .                     150                        -                        -
    Officer loan payment. . . . . . . . . . . . . . .                     689                    1,957                        -
    Purchases of treasury stock . . . . . . . . . . .                       -                        -                     (573)
                                                       -----------------------  -----------------------  -----------------------
      CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  (1,995)                  (3,922)                   3,598
                                                       -----------------------  -----------------------  -----------------------

Net increase (decrease) in cash and cash equivalents.                     218                     (371)                     230
Cash and cash equivalents, beginning of period. . . .                     399                      770                      540
                                                       -----------------------  -----------------------  -----------------------
Cash and cash equivalents, end of period. . . . . . . $                   617    $                 399    $                 770
                                                       -----------------------  -----------------------  -----------------------

                                  See accompanying Notes to Consolidated Financial Statements.




                                           PIZZA INN, INC.
                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                           (IN THOUSANDS)



                                                                          YEAR ENDED
                                                                           -----------
                                                               JUNE 27,    JUNE 29,   JUNE 30,
                                                                 2004        2003       2002
                                                              -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $       624  $     810  $     992
  Income taxes . . . . . . . . . . . . . . . . . . . . . . .          635          -         53


NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Capital lease obligations incurred . . . . . . . . . . . .  $         -  $       -  $     156



                     See accompanying Notes to Consolidated Financial Statements.



                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

DESCRIPTION  OF  BUSINESS:

Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn".

On June 27, 2004 the Pizza Inn system consisted of 405 locations, including two Company-operated units and 403 franchised units. On June 27, 2004 the Company had franchises in 18 states and 10 foreign countries. Domestic units are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 34%, 15%, and 8%, respectively, of the total. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment, and other supplies to units in the United States and, to the extent feasible, in other countries.

PRINCIPLES  OF  CONSOLIDATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All appropriate inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

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

Depreciation and amortization is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter. The useful lives of the assets range from three to thirty- nine years. It is the Company's policy to periodically review the net realizable value of its long-lived assets when certain indicators exist through an assessment of the estimated gross future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 27, 2004.

ACCOUNTS  RECEIVABLE:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

NOTES  RECEIVABLE:

Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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



REVENUE  RECOGNITION:

The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Norco sales are reflected under the caption "food and supply sales." Shipping and handling costs billed to customers are recognized as revenue.

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the unit is opened. Royalties are recognized as income when earned. For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, 95%, 92% and 93%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and of cash received. Territory fees recognized as income for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 were $12,500, $180,000 and $131,000, respectively.

STOCK  OPTIONS:

As  allowed  by  SFAS  123,  "Accounting for Stock-Based Compensation" (SFAS No.
123), the Company elected to follow APB No. 25, and related Interpretations in accounting for employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation". The fair value of options granted in fiscal 2001, 2002 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 1.4% to 6.3%, expected volatility of 39.4% to 42.5%, expected dividend yield of 0% and expected lives of 2 to 3 years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):




                                    June 27, 2004                    June 29, 2003           June 30, 2002
                                    --------------                 --------------             --------------
                             As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $        2,243  $        2,241  $        3,093  $    3,075  $      1,137  $    1,079
Basic earnings per share .  $         0.22  $         0.22  $         0.31  $     0.31  $       0.11  $     0.11
Diluted earnings per share  $         0.22  $         0.22  $         0.31  $     0.31  $       0.11  $     0.11









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

USE  OF  MANAGEMENT  ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

FISCAL  YEAR:

The Company's fiscal year ends on the last Sunday in June. Fiscal years ending June 27, 2004 and June 29, 2003 contained 52 weeks. Fiscal year ending June 30, 2002 contained 53 weeks.

NEW  PRONOUNCEMENTS:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Specifically, it requires that financial instruments within the scope of the statement be classified as liabilities because they embody an obligation of the issuer. Under previous guidance, many of these instruments could be classified as equity or be reflected as mezzanine equity between liabilities and equity on the balance sheet. The Company's initial adoption of this statement on June 1, 2003 did not have a material impact on its results of operations, financial position or cash flows.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

Property, plant and equipment and property under capital leases consist of the following (in thousands):




                                     USEFUL             JUNE 27,                 JUNE 29,
                                      LIVES . . . .       2004                      2003
                                    -------            -----------            -----------
Property, plant and equipment:
Equipment, furniture and fixtures   3 - 7 yrs   $                 5,504   $                5,559
Building. . . . . . . . . . . . .  5 - 39 yrs                    10,875                   10,562
Land. . . . . . . . . . . . . . .           -                     2,087                    2,072
Construction in progress. . . . .           -                        10                       37
Leasehold improvements. . . . . .       7 yrs                       670                      668
                                                ------------------------  ----------------------
                                                                 19,146                   18,898
Less:  accumulated depreciation .                                (6,390)                 (5,772)
                                                            -----------          ---------------
                                                $                12,756   $               13,126
                                                ========================  ======================
Property under capital leases:
Real Estate . . . . . . . . . . .      20 yrs   $                   118   $                  118
Equipment . . . . . . . . . . . .   3 - 7 yrs                         3                      480
                                                ------------------------  ----------------------
                                                                    121                      598
Less:  accumulated amortization .                                  (103)                   (478)
                                                             -----------          --------------
                                                                    18                     120
                                                ========================  ======================



Depreciation and amortization expense was $1,133,000, $1,403,000, and $1,337,000 for the years ended June 27, 2004, June 29, 2003, and June 30, 2002, respectively.

NOTE  C  -  ACCRUED  EXPENSES:

Accrued  expenses  consist  of  the  following  (in  thousands):




                                                        JUNE 27,               JUNE 29,
                                                             2004                   2003
                                            ---------------------  ---------------------
Compensation . . . . . . . . . . . . . . .  $                 653  $                 539
Taxes. . . . . . . . . . . . . . . . . . .                    713                    437
Legal reserves and other professional fees                    154                    393
Accrued rent . . . . . . . . . . . . . . .                      -                      7
Other. . . . . . . . . . . . . . . . . . .                    589                    574
                                            ---------------------  ---------------------

                                                           2,109                 1,950
                                            =====================  =====================

NOTE  D  -  LONG-TERM  DEBT:

The Company entered into an agreement effective March 28, 2004 with Wells Fargo to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of June 27, 2004 and June 29, 2003, the variable interest rates were 2.35% and 2.81%, respectively, using a LIBOR rate basis. Amounts outstanding under the revolving credit line as of June 27, 2004 and June 29, 2003 were $1.2 million and $2.5 million, respectively.

The Company entered into a term note effective March 31, 2000 with Wells Fargo. The $5,000,000 term note matured on March 31, 2004 and was paid in full. The term note had an outstanding balance of $1.0 million at June 29, 2003. Interest on the term loan was also payable monthly. Interest was provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, at the LIBOR rate plus 1.5%.

The Company entered into an agreement effective December 28, 2000, as amended, with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of June
27, 2004 and June 29, 2003, the variable interest rates were 2.78% and 2.59%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.1 million at June 27, 2004 and $7.5 million at June 29, 2003.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 27, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 27, 2004 and June 29, 2003 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

The following chart summarizes all of the Company's debt obligations to make future payments under debt agreements as of June 27, 2004 (in thousands):




                                    JUNE 27,
                                       2004
                                  -------------

2005. . . . . . . . .  $                 406
2006. . . . . . . . .                  1,606
2007. . . . . . . . .                    406
2008. . . . . . . . .                  5,925
2009. . . . . . . . .                      -
                                     -------
Total debt obligation  $               8,343
                       =====================

NOTE  E  -  INCOME  TAXES:

Provision  for  income  taxes  consists  of  the  following  (in  thousands):



                                  JUNE 27,               JUNE 29,                JUNE 30,
                                             2004                   2003                    2002
                            ---------------------  ---------------------  -----------------------
  Federal. . . . . . . . .  $                 637  $                   -  $                  (81)
  State. . . . . . . . . .                    246                      -                       -
  Deferred . . . . . . . .                    522                  1,550                     667
                            ---------------------  ---------------------  -----------------------
Provision for income taxes  $               1,405  $               1,550  $                  586
                            =====================  =====================  =======================


The effective income tax rate varied from the statutory rate for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 as reflected below (in thousands):




                                          JUNE 27,                 JUNE 29,                JUNE 30,
                                                     2004                    2003                     2002
                                   -----------------------  ----------------------  -----------------------
Federal income taxes based on 34%
  of book income. . . . . . . . .  $                1,157   $               1,579   $                  586
State income tax. . . . . . . . .                     246                       -                        -
Permanent adjustments . . . . . .                      18                      21                     (187)
Change in valuation allowance . .                     (16)                    (72)                     187
Expired credits . . . . . . . . .                                              22                        -
                                    ---------------------  ----------------------  ------------------------
                                   $                1,405   $               1,550   $                   586
                                   =======================  ======================  =======================

The tax effects of temporary differences which give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):



                                 JUNE 27,                 JUNE 29,
                                   2004                     2003
                          -----------------------  -----------------------

Reserve for bad debt . .  $                  126   $                  312
Depreciable assets . . .                    (128)                     (38)
Deferred fees. . . . . .                      57                       59
Other reserves . . . . .                       7                      (80)
Interest rate swap loss.                     155                      335
Credit carryforwards . .                     208                      532
                          -----------------------  -----------------------

Gross deferred tax asset  $                  425   $                1,120

Valuation allowance. . .                    (137)                    (153)
                          -----------------------  -----------------------

Net deferred tax asset .  $                  288   $                  967
                          =======================  =======================



As of June 27, 2004, the Company had $208,000 of foreign tax credit carryforwards expiring between 2004 and 2008. The valuation allowance was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.

NOTE  F  -  LEASES:

The real property and premises occupied by a Company-operated restaurant is leased for an initial term of ten years with renewal options of three years each. The lease agreement contains either provisions requiring additional rent if sales exceed specified amounts, and an escalation clause based upon a predetermined multiple.

The Company's distribution division currently leases a significant portion of its transportation equipment under operating leases with terms from five to seven years. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 27, 2004 are as follows (in thousands):



                                                   CAPITAL           OPERATING
                                                   LEASES               LEASES
                                           ------------------------  ----------

2005. . . . . . . . . . . . . . . . . . .  $                    12   $    1,071
2006. . . . . . . . . . . . . . . . . . .                       12          851
2007. . . . . . . . . . . . . . . . . . .                       12          545
2008. . . . . . . . . . . . . . . . . . .                        1          234
2009. . . . . . . . . . . . . . . . . . .                        -           75
Thereafter. . . . . . . . . . . . . . . .                        -           74
                                                         -------------- -------
                                                                37 . $    2,850
                                                                      =========
Less amount representing interest . . . .                       (4)
                                           ------------------------
Present value of total obligations under
    capital leases. . . . . . . . . . . .                       33
Less current portion. . . . . . . . . . .                      (10)
                                           ------------------------
Long-term capital lease obligations . . .  $                    23
                                           ========================



Rental  expense  consisted  of  the  following  (in  thousands):



                     YEAR ENDED    YEAR ENDED    YEAR ENDED
                      JUNE 27,      JUNE 29,      JUNE 30,
                        2004          2003          2002
                    ------------  ------------  ------------
Minimum rentals. .  $     1,135   $     1,143   $     1,773
Contingent rentals            1            14            21
Sublease rentals .          (94)          (97)          (99)
                    ------------  ------------  ------------
                    $     1,042   $     1,060   $     1,695
                    ============  ============  ============


NOTE  G  -  EMPLOYEE  BENEFITS:

The Company has a tax advantaged savings plan which is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% - 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective January 1, 2001 through June 30, 2004, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon were invested in Common Stock of the Company. Effective July 1, 2004, the Company elected to temporarily suspend its matching contribution portion to the plan. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan.

For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $94,200, $82,576 and $88,770, respectively.

NOTE  H  -  STOCK  OPTIONS:

In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company are eligible to receive stock options under the 1993 Plan. Options are granted at market value of the stock on the date of grant, are subject to various vesting periods ranging from six months to three years with exercise periods up to eight years, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of Common Stock were authorized to be issued under the 1993 Plan. In December 1996, 1997 and 1998, the Company's shareholders approved amendments that increased the 1993 Plan by 500,000 shares in each year. In December 2000, the Company's shareholders approved amendments that increased the 1993 Plan by 100,000 shares. The 1993 Plan expired on October 13, 2003 and no further options may be granted pursuant to it.

The 1993 Outside Directors Stock Award Plan (the "1993 Directors Plan") was also adopted by the Company effective as of October 13, 1993 as approved by the shareholders. Elected directors not employed by the Company were eligible to receive stock options under the 1993 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year were granted, up to 20,000 shares per year, to each outside director. Options were granted at market value of the stock on the first day of each fiscal year, which was also the date of grant, and with various vesting periods ranging from one to four years with exercise periods up to nine years. A total of 200,000 shares of Company Common Stock were authorized to be issued pursuant to the 1993 Directors Plan. The 1993 Directors Plan expired on October 13, 2003 and no further options may be granted pursuant to it.

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS





                                           June 27, 2004             June 29, 2003           June 30, 2002
                                         ---------------            --------------         ---------------
                                                      Weighted-                   Weighted-         Weighted-
                                                       Average                     Average           Average
                                                      Exercise                     Exercise           Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year         806,150   $         3.68       1,591,233   $ 3.76  2,210,033   $ 3.82

Granted. . . . . . . . . . . . .           5,000   $         2.15          10,000   $ 1.28      4,000   $ 2.12
Exercised. . . . . . . . . . . .         (75,000)  $         2.00               -   $ 0.00          -   $ 0.00
Canceled/Expired . . . . . . . .        (250,450)  $         4.69        (795,083)  $ 3.81   (622,800)  $ 3.96
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .         485,700   $         3.40         806,150   $ 3.68  1,591,233   $ 3.76
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .         480,700   $         3.42         792,150   $ 3.72  1,358,233   $ 4.02

Weighted-average fair value of
options granted during the year.                   $         0.53                   $ 0.33              $ 0.68



FIXED  PRICE  STOCK  OPTIONS

The following table provides information on options outstanding and options exercisable at June 27, 2004:




                                       Options Outstanding                         Options Exercisable
                                       -------------------                        --------------------
                                            Weighted-
                                             Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractual           Average        Exercisable         Average
Exercise Prices    at June 27, 2004        Life (Years)      Exercise Price   at June 29, 2003  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
1.28 - 3.25 . .              154,700                  2.83  $          2.22           149,700  $          2.22
3.30 - 4.25 . .              240,500                  1.69  $          3.59           240,500  $          3.59
4.38 - 5.50 . .               90,500                  1.56  $          4.94            90,500  $          4.94
                  -------------------                                         ----------------
1.28 - 5.50 . .              485,700                  2.03  $          3.40           480,700  $          3.42
                  ===================                                         ================

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES:

On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging that the Company sent or caused to be sent unsolicited facsimile advertisements. The Company has vigorously defended its position in this litigation. In July 2004 the court preliminarily approved a settlement agreement among all parties and certified the matter as a class action for settlement purposes only. Under the settlement agreement the Company would pay an amount that will not materially affect the Company's financial performance. At a hearing on September 13, 2004 the court entered its final order and judgment approving the settlement agreement and certifying the settlement class. Pursuant to the settlement agreement the Company has agreed to pay $90,000 in full and final settlement of all actual and potential claims of the members and potential members of the certified settlement class. The final order dismissed with prejudice all pending and potential claims against the Company.

On  July  7,  2004,  B.  Keith Clark resigned as Senior Vice President-Corporate
Development, Secretary and General Counsel of the Company. Mr. Clark has notified the Company that he has reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 2004 annual meeting of shareholders constituted a "change of control" under his employment agreement and/or that he was entitled to terminate his contract for "good reason". Pursuant to the terms of the employment agreement, the Company has initiated an arbitration proceeding to resolve this dispute. The arbitration proceeding is in the preliminary stages and the Company is unable to predict the outcome of the proceeding at this time. In the event the Company is unsuccessful in this proceeding, the Company could be liable to Mr. Clark for up to $762,000. The employment agreements of each of Ronald W. Parker, Ward T. Olgreen and Shawn M. Preator contain similar provisions and the potential amounts payable to each of them are as follows:
$5.4 million to Mr. Parker, $630,000 to Mr. Olgreen and $597,000 to Mr. Preator. The aggregate of these payments for which the Company would be obligated is approximately $7.4 million. The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under his employment agreement or that he is entitled to terminate his contract for "good reason". The Board obtained a written legal opinion that the "change of control" provision was not triggered by the results of its February 2004 annual meeting. The Company plans to vigorously defend our position in the matter; however, we cannot assure that we will prevail in this matter and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this matter, and no accrual has been made as of June 27, 2004. An adverse resolution of the matter could materially affect our financial position and results of operations.

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

On April 30, 1998, Mid-South Pizza Development, Inc. ("Mid-South") entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the "Loan") with the Company acting as the guarantor. The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. Effective December 28, 2003, the Company reacquired all such area development rights from Mid-South. The Company paid approximately $963,000 for these rights of which $682,000 was a cash payment, and a non-cash settlement of accounts receivable of approximately $281,000. A long-term asset was recorded for the same amount. Restaurants operating or developed in the reacquired territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized over the life of the asset, which is estimated to be approximately five years.

 NOTE  J  -  RELATED  PARTIES:

Two of the individuals nominated by the Company and elected to serve on its Board of Directors are franchisees. One of the franchisees currently operates a total of 11 restaurants located in Arkansas, the other currently operates one in Oklahoma. Purchases by these franchisees comprised 6.5% and 6.0% of the Company's total food and supply sales in fiscal 2004 and fiscal 2003, respectively. Royalties and license fees and area development sales from these franchisees comprised 3.9% and 4.2% of the Company's total franchise revenues in fiscal 2004 and fiscal 2003, respectively. As of June 27, 2004 and June 29, 2003, their accounts and note payable to the Company were $965,838 and $876,326, respectively.

The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by a director of the $323,000 debt of a franchisee of which he is the President and sole shareholder. The debt relates to food and equipment purchases and royalty payments for the franchisee during a period when the director had transferred his interest in the franchisee, and prior to his later reacquisition of the franchisee. The director has affirmed his guarantee and confirmed that the debt will be paid in full.

In October 1999, the Company loaned $1,949,698 to C. Jeffrey Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December, 2002, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ending December 29, 2002.

In  October  1999,  the  Company also loaned $557,056 to Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders' equity. As of June 27, 2004, the note balance is paid in full.

In July 2000, the Company loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004, in conjunction with a cash payment of $260,000 from Mr. Parker, to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders' equity. As of June 27, 2004, the note balance is paid in full.

NOTE  K  -  TREASURY  STOCK:

For the period of September 1995 through June 2002, the Company purchased 5,244,161 shares of its own Common Stock from time to time on the open market at a total cost of $21.4 million. The Company did not purchase any shares of its own Common Stock in fiscal 2004. The purchases of common shares described above were funded from working capital, and reduced the Company's outstanding shares by approximately 34%.

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




                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------
YEAR ENDED JUNE 27, 2004
BASIC EPS
Income Available to Common Shareholders . . .  $      2,243         10,076  $     0.22
Effect of Dilutive Securities - Stock Options                           41
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      2,243         10,117  $     0.22
                                               ============  =============  ==========

YEAR ENDED JUNE 29, 2003
BASIC EPS
Income Available to Common Shareholders . . .  $      3,093         10,058  $     0.31
Effect of Dilutive Securities - Stock Options                            3
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      3,093         10,061  $     0.31
                                               ============  =============  ==========

YEAR ENDED JUNE 30, 2002
BASIC EPS
Income Available to Common Shareholders . . .  $      1,137         10,092  $     0.11
Effect of Dilutive Securities - Stock Options                            3
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      1,137         10,095  $     0.11
                                               ============  =============  ==========


Options to purchase 366,700 shares of common stock at exercise prices ranging from $3.00 to $5.50 per share were outstanding at June 27, 2004 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 796,150 and 1,591,233 shares of common stock during fiscal years 2003 and 2002, respectively, were excluded from the computation of EPS in those years because their inclusion would result in an anti-dilutive effect on EPS.

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

The Franchise and Other segment includes income from royalties, license fees and area development and foreign master license sales. The Franchise and Other segment includes the two company-owned stores, which are used as prototype and training facilities. Assets for this segment include equipment, furniture and fixtures for the company stores.

Corporate administration and other assets primarily include the deferred tax asset, cash and short term investments, as well as furniture and fixtures located at the corporate office.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, income tax expense, capital expenditures, and assets for the Company's reportable segments for the years ended June 27, 2004, June 29, 2003, and June 30, 2002 (in thousands):



                                       JUNE 27,    JUNE 29,    JUNE 30,
                                           2004        2003        2002
                                      ----------  ----------  ----------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $  53,072   $  51,556   $  57,727
 Franchise and Other . . . . . . . .      6,917       6,915       7,662
 Intersegment revenues . . . . . . .        640         664         806
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .     60,629      59,135      66,195
 Other revenues. . . . . . . . . . .        223         311       1,253
 Less intersegment revenues. . . . .       (640)       (664)       (806)
                                      ----------  ----------  ----------
   Consolidated revenues . . . . . .  $  60,212   $  58,782   $  66,642
                                      ==========  ==========  ==========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $     575   $     806   $     854
 Franchise and Other . . . . . . . .        181         101         120
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        756         907         974
 Corporate administration and other.        377         496         363
                                      ----------  ----------  ----------
   Depreciation and amortization . .  $   1,133   $   1,403   $   1,337
                                      ==========  ==========  ==========

 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $     365   $     464   $     520
 Franchise and Other . . . . . . . .          4           5           5
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        369         469         525
 Corporate administration and other.        244         320         307
                                      ----------  ----------  ----------
   Interest Expense. . . . . . . . .  $     613   $     789   $     832
                                      ==========  ==========  ==========

 INTEREST INCOME:
 Food and Equipment Distribution . .  $      11   $      24   $      34
 Franchise and Other . . . . . . . .          -           -           -
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .         11          24          34
 Corporate administration and other.         18          55          99
                                      ----------  ----------  ----------
   Interest Income . . . . . . . . .  $      29   $      79   $     133
                                      ==========  ==========  ==========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)  $   2,897   $   2,686   $   2,772
 Franchise and Other (1) . . . . . .      2,298       2,419       3,306
 Intersegment profit . . . . . . . .        170         197         235
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      5,365       5,302       6,313
 Other revenue . . . . . . . . . . .        223         311       1,253
 Less intersegment profit. . . . . .       (170)       (197)       (235)
 Corporate administration and other.     (1,770)       (773)     (5,608)
                                      ----------  ----------  ----------
   Income before taxes . . . . . . .  $   3,648   $   4,643   $   1,723
                                      ==========  ==========  ==========

 INCOME TAX EXPENSE:
 Food and Equipment Distribution . .  $   1,231   $     896   $     943
 Franchise and Other . . . . . . . .        781         808       1,124
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      2,012       1,704       2,067
 Corporate administration and other.       (607)       (154)     (1,481)
                                      ----------  ----------  ----------
   Income tax expense. . . . . . . .  $   1,405   $   1,550   $     586
                                      ==========  ==========  ==========

 (1) Does  not  include  full  allocation  of corporate administration



                                           JUNE 27,   JUNE 29,   JUNE 30,
                                                2004       2003       2002
                                           ---------  ---------  ---------
 CAPITAL EXPENDITURES:
 Food and Equipment Distribution. . . . .  $     161  $      62  $   8,499
 Franchise and Other. . . . . . . . . . .      1,159         76         82
                                           ---------  ---------  ---------
   Combined . . . . . . . . . . . . . . .      1,320        138      8,581
 Corporate administration and other . . .         17        338        371
                                            --------  ---------- ---------
   Consolidated capital expenditures. . .  $   1,337  $     476  $   8,952
                                           =========  =========  =========

 ASSETS:
 Food and Equipment Distribution. . . . .  $  12,186  $  10,963  $  12,908
 Franchise and Other. . . . . . . . . . .      1,280      1,049      1,079
                                           ---------  ---------  ---------
 Combined . . . . . . . . . . . . . . . .     13,466     12,012     13,987
 Corporate administration and other . . .      7,440      8,784     10,331
                                            --------  ---------- ---------
 Consolidated assets. . . . . . . . . . .  $  20,906  $  20,796  $  24,318
                                           =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States. . . . . . . . . . . . . .  $  58,793  $  57,714  $  66,124
 Foreign countries. . . . . . . . . . . .      1,419      1,068        518
                                            --------  ---------- ---------
   Consolidated total . . . . . . . . . .  $  60,212  $  58,782  $  66,642
                                           =========  =========  =========

 GEOGRAPHIC INFORMATION (PRE-TAX INCOME):
 United States. . . . . . . . . . . . . .  $   2,901  $   4,030  $   1,282
 Foreign countries. . . . . . . . . . . .        747        613        441
                                            --------  ---------- ---------
   Consolidated total . . . . . . . . . .  $   3,648  $   4,643  $   1,723
                                           =========  =========  =========

NOTE  N  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 27, 2004 and June 29, 2003 (in thousands, except per share amounts):



                                                             QUARTER ENDED
                                                             --------------
                                          SEPTEMBER 28,   DECEMBER 28,   MARCH 28,   JUNE 27,
                                                    2003           2003        2004       2004
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 2004
Revenues . . . . . . . . . . . . . . . .  $       15,376  $      14,769  $   14,643  $  15,424

Gross Profit . . . . . . . . . . . . . .           1,307          1,334       1,349      1,236

Net Income . . . . . . . . . . . . . . .             504            558         617        564

Basic earnings per share on net income .            0.05           0.06        0.06       0.06

Diluted earnings per share on net income            0.05           0.06        0.06       0.06

                                                               QUARTER ENDED
                                                            -------------------
  SEPTEMBER 29,. . . . . . . . . . . . .  DECEMBER 29,    MARCH 30,      JUNE 29,
                                                    2002           2002        2003       2003
                                          --------------  -------------  ----------  ---------
FISCAL YEAR 2003
Revenues . . . . . . . . . . . . . . . .  $       15,361  $      15,164  $   14,198  $  14,059

Gross Profit . . . . . . . . . . . . . .           1,592          1,561       1,195      1,405

Net Income . . . . . . . . . . . . . . .             303          1,892         376        522

Basic earnings per share on net income .            0.03           0.19        0.04       0.05

Diluted earnings per share on net income            0.03           0.19        0.04       0.05




                                                 SCHEDULE II
                                               PIZZA INN, INC.
                             CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                (In thousands)

                                                                    ADDITIONS
                                                                   ------------
                                                  BALANCE AT   CHARGED TO   CHARGED TO                          BALANCE
                                                  BEGINNING     COST AND       OTHER                            AT END
                                                 OF PERIOD     EXPENSE      ACCOUNTS     DEDUCTIONS            OF  PERIOD
                                                 ------------  -----------  -----------  ------------        -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS AND NOTES RECEIVABLE

Year Ended June 27, 2004. . . . . . . . . . . .  $        916  $        35  $         -  $      (579)          (1)  $  372


Year Ended June 29, 2003. . . . . . . . . . . .  $      2,953  $       155  $         -  $    (2,192)          (1)  $  916


Year Ended June 30, 2002. . . . . . . . . . . .  $      1,001  $     2,367  $         -  $      (415)          (1)  $2,953

(1)  Write-off  of  receivables,  net  of  recoveries.  For  additional information related to the recovery in fiscal year
2002,  refer  to  Note  J  in  the  Company's  consolidated  financial  statements.




VALUATION ALLOWANCE FOR
DEFERRED TAX ASSET

Year Ended June 27, 2004                         $        153  $        -   $          -  $      (16)                 $137


Year Ended June 29, 2003                         $        225  $        -   $          -  $      (72)                 $153


Year Ended June 30, 2002                         $         38  $      187   $          -  $        -                  $225



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.

ITEM  9A  -  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 27, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM  9B  -  FORM  8-K  FILED  UNDER  ITEM  5  -  OTHER  EVENTS

On June 16, 2004 the Company filed a report on Form 8-K, reporting the resignation of the Company's Senior Vice President - Corporate Development and General Counsel.

On June 14, 2004 the Company filed a report on Form 8-K, reporting the repayment of the remaining balance on a note by the Company's Chief Executive Officer.

On June 8, 2004 the Company filed a report on Form 8-K, reporting a letter to Pizza Inn Shareholders from the Company's President and Chief Executive Officer, Ronald W. Parker.

On May 24, 2004 the Company filed a report on Form 8-K, reporting the announcement of reduction in staff and expenses of more than $1 million to benefit the Company's franchisees.

On April 23, 2004 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the third quarter ended March 28, 2004.


PART  III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14a in connection with the Company's annual meeting of shareholders to be held in December 2004 (the "Proxy Statement"), and is incorporated herein by reference.

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

ITEM  14-  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES

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

3.5     Amended  and  Restated  By-Laws  as adopted by the Board of Directors on
February     11,  2004  (filed  as  Item  5  on  8-K  on  February  11, 2004 and
incorporated  herein  by     reference).

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

23.1     Consent  of  Independent  Registered  Public  Accounting  Firm.

23.2     Consent  of  Independent  Registered  Public  Accounting  Firm.

31.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification  of  Principal  Financial  Officer as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Financial  Officer as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

* Denotes a management contract or compensatory plan or arrangement filed pursuant to Item 15 (a) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September  24,  2004     By:      /s/  Shawn  M.  Preator
                                               Shawn  M.  Preator
                                               Chief  Financial  Officer
                                               Treasurer
                                              (Principal  Accounting  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name  and  Position                      Date
-------------------                      ----
/s/  Bobby  L.  Clairday          September  24,  2004
------------------------
Bobby  L.  Clairday
Director

/s/Robert B. Page                  September  24,  2004
---------------
Robert  B.  Page
Director

/s/  Ronald  W.  Parker          September  24,  2004
-----------------------
Ronald W. Parker
President  and  Chief  Executive  Officer
(Principal  Executive  Officer)
Director

/s/Ramon  D.  Phillips           September  24,  2004
----------------------
Ramon  D.  Phillips
Director  and  Vice  Chairman  of  the  Board

/s/  Butler  E.  Powell          September  24,  2004
-----------------------
Butler  E.  Powell
Director

/s/  Steven  J.  Pully          September  24,  2004
----------------------
Steven  J.  Pully
Director

/s/Mark  E.  Schwarz            September  24,  2004
--------------------
Mark  E.  Schwarz
Director  and  Chairman  of  the  Board