Form 10-Q
period 2004-09-26
PIZZA INN INC /MO/
filed 2004-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004.
                                                   --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     INDICATE  BY  CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED  IN  RULE  12  B-2  OF  THE  EXCHANGE  ACT).  YES [ ]     NO [X]

     AT NOVEMBER 5, 2004, AN AGGREGATE OF 10,108,639 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
- --------     ---------------------                                          ----

Condensed  Consolidated Statements of Operations for the three months ended
     September  26,  2004  and  September  28,  2003  (unaudited)              3


Condensed  Consolidated  Statements  of  Comprehensive Income for the three
months  ended  September  26,  2004  and  September  28,  2003 (unaudited)     3

Condensed  Consolidated  Balance  Sheets  at September 26, 2004 (unaudited)
     and  June  27,  2004                                                      4

Condensed  Consolidated Statements of Cash Flows for the three months ended
     September  26,  2004  and  September  28,  2003  (unaudited)              5

Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)          7

 Item 2.
 -------
     Management's  Discussion  and  Analysis  of
     -------------------------------------------
    Financial Condition and Results of Operations                             11
    ---------------------------------------------
Item 3.
- -------
     Quantitative  and  Qualitative  Disclosures  about  Market  Risk         14

     ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                        14
- --------     -------------------------



PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               15
- --------     ------------------

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      16
- --------     -----------------------------------------------------------

Item  5.     Other  Information                                               16
- --------     ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K                            16
- --------     -------------------------------------

     Signatures                                                               17



                                         PIZZA INN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                  --------------------
                                                               SEPTEMBER 26,      SEPTEMBER 28,
REVENUES:                                                           2004               2003
                                                            --------------------  --------------
  Food and supply sales. . . . . . . . . . . . . . . . . .  $            12,822   $       13,498
  Franchise revenue. . . . . . . . . . . . . . . . . . . .                1,340            1,451
  Restaurant sales . . . . . . . . . . . . . . . . . . . .                  255              406
  Other income . . . . . . . . . . . . . . . . . . . . . .                    4               21
                                                            --------------------  --------------
                                                                         14,421           15,376
                                                            --------------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . .               12,193           12,597
  Franchise expenses . . . . . . . . . . . . . . . . . . .                  629              814
  General and administrative expenses. . . . . . . . . . .                1,022            1,041
  Interest expense . . . . . . . . . . . . . . . . . . . .                  136              160
                                                            --------------------  --------------
                                                                         13,980           14,612
                                                            --------------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . .                  441              764

  Provision for income taxes . . . . . . . . . . . . . . .                  156              260
                                                            --------------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . .  $               285   $          504
                                                            ====================  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . . . . . . .  $              0.03   $         0.05
                                                            ====================  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . . . . . . .  $              0.03   $         0.05
                                                            ====================  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .               10,134           10,059
                                                            ====================  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . . . . . . .               10,169           10,086
                                                            ====================  ==============

                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                     ------------------------
                                                                   SEPTEMBER 26,.  SEPTEMBER 28,
                                                                           2004             2003
                                                            --------------------  --------------

  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $               285   $          504
  Interest rate swap gain (loss) - (net of tax (expense)
  benefit of $20 and ($63), respectively). . . . . . . . .                  (39)             122
                                                            --------------------  --------------
  Comprehensive Income . . . . . . . . . . . . . . . . . .  $               246   $          626
                                                            ====================  ==============


             See accompanying Notes to Condensed Consolidated Financial Statements.


                                       PIZZA INN, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 26,    JUNE 27,
ASSETS                                                                 2004           2004
                                                                  ---------------  ----------
                                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $          231   $     617
  Accounts receivable, less allowance for doubtful
    accounts of $298 and $310, respectively. . . . . . . . . . .           3,160       3,113
  Accounts receivable - related parties. . . . . . . . . . . . .             890         912
  Notes receivable, current portion, less allowance
    for doubtful accounts of $62 and $59, respectively . . . . .              60          50
  Notes receivable - related parties . . . . . . . . . . . . . .              54          54
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           1,912       1,713
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .             203         183
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .             384         415
                                                                  ---------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .           6,894       7,057

Property, plant and equipment, net . . . . . . . . . . . . . . .          12,823      12,756
Property under capital leases, net . . . . . . . . . . . . . . .              17          18
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .             157         105
Long-term notes receivable, less allowance
    for doubtful accounts of $0 and $3, respectively . . . . . .               -           -
Re-acquired development territory. . . . . . . . . . . . . . . .             768         866
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .              95         104
                                                                  ---------------  ----------
                                                                  $       20,754   $  20,906
                                                                  ===============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $        2,138   $   1,246
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           1,988       2,109
  Current portion of long-term debt. . . . . . . . . . . . . . .             406         406
  Current portion of capital lease obligations . . . . . . . . .              10          10
                                                                  ---------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .           4,542       3,771

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .           6,734       7,937
  Long-term capital lease obligations. . . . . . . . . . . . . .              21          23
  Other long-term liabilities. . . . . . . . . . . . . . . . . .             494         458
                                                                  ---------------  ----------
                                                                          11,791      12,189
                                                                  ---------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 15,031,319 and 15,031,319 shares, respectively;
    outstanding  10,133,674 and 10,133,674 shares, respectively.             150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .           7,975       7,975
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .          20,663      20,378
  Accumulated other comprehensive loss . . . . . . . . . . . . .            (341)       (302)
  Treasury stock at cost,
    Shares in treasury: 4,897,645 and 4,897,645, respectively. .         (19,484)    (19,484)
                                                                  ---------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .           8,963       8,717
                                                                  ---------------  ----------
                                                                  $       20,754   $  20,906
                                                                  ===============  ==========


            See accompanying Notes to Condensed Consolidated Financial Statements.



                                               PIZZA INN, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                              --------------------
                                                                           SEPTEMBER 26,       SEPTEMBER 28,
                                                                                2004               2003
                                                                        --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               285   $          504
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .                  287              266
    Provision for bad debt . . . . . . . . . . . . . . . . . . . . . .                   15               15
    Utilization of deferred taxes. . . . . . . . . . . . . . . . . . .                  (52)             323
  Changes in assets and liabilities:
    Notes and accounts receivable. . . . . . . . . . . . . . . . . . .                  (50)            (565)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (199)             (56)
    Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .                  892              449
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                 (121)             171
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .                   69              (52)
                                                                        --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .                1,126            1,055
                                                                        --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .                 (307)            (146)
                                                                        --------------------  ---------------
    CASH USED FOR INVESTING ACTIVITIES . . . . . . . . . . . . . . . .                 (307)            (146)
                                                                        --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations, net               (1,205)          (1,143)
  Officer loan payment . . . . . . . . . . . . . . . . . . . . . . . .                    -                2
  Proceeds from exercise of stock options. . . . . . . . . . . . . . .                    -               20
                                                                        --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . . . . . .               (1,205)          (1,121)
                                                                        --------------------  ---------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . .                 (386)            (212)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .                  617              399
                                                                        --------------------  ---------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $               231   $          187
                                                                        ====================  ===============


                    See accompanying Notes to Condensed Consolidated Financial Statements.



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                THREE MONTHS ENDED
                                              -------------------
                                         SEPTEMBER 26,     SEPTEMBER 28,
                                             2004               2003
                                      -------------------  --------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . .  $               137  $          166
  Income taxes . . . . . . . . . . .                   50               -


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 PIZZA INN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited condensed consolidated financial statements in its Form 10-K for the fiscal year ended June 27, 2004. Certain prior year amounts have been reclassified to conform with current year presentation.

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





                                                      THREE MONTHS ENDED
                                                     -------------------
                                                 SEPTEMBER 26,     SEPTEMBER 28,
                                                     2004               2003
                                              -------------------  --------------
Net income, as reported. . . . . . . . . . .  $               285  $          504
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects. . . . . . . . . . . .                    -               -
                                              -------------------  --------------

Pro forma net income . . . . . . . . . . . .  $               285  $          504

Earnings per share
  Basic-as reported. . . . . . . . . . . . .  $              0.03  $         0.05
  Basic-pro forma. . . . . . . . . . . . . .  $              0.03  $         0.05

  Diluted-as reported. . . . . . . . . . . .  $              0.03  $         0.05
  Diluted-pro forma. . . . . . . . . . . . .  $              0.03  $         0.05





The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2) The Company entered into an agreement effective March 28, 2004 with its current lender to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 26, 2004 and September 28, 2003, the variable interest rates were 4.5% and 2.62%, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of September 26, 2004 and September 28, 2003 were $99,000 and $1.8 million, respectively.

The Company entered into an agreement effective December 28, 2000, as amended, with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. This term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on this term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of September 26, 2004 and September 28, 2003, the LIBOR variable interest rates used were 3.31 % and 2.61%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $7.0 million at September 26, 2004 and $7.4 million at September 28, 2003.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At September 26, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

(4) On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging that the Company sent or caused to be sent unsolicited facsimile advertisements. The Company has vigorously defended its position in this litigation. In July 2004 the court preliminarily approved a settlement agreement among all parties and certified the matter as a class action for settlement purposes only. Under the settlement agreement the Company would pay an amount that will not materially affect the Company's financial performance. At a hearing on September 13, 2004 the court entered its final order and judgment approving the settlement agreement and certifying the settlement class. Pursuant to the settlement agreement the Company paid $90,000 in full and final settlement of all actual and potential claims of the members and potential members of the certified settlement class. The final order dismissed with prejudice all pending and potential claims against the Company.

(5)The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).




                                                          INCOME               SHARES      PER SHARE
                                                        (NUMERATOR)         (DENOMINATOR)    AMOUNT
                                                 -------------------------  -------------  ----------
THREE MONTHS ENDED SEPTEMBER 26, 2004
BASIC EPS
  Income Available to Common Shareholders . . .  $           285                  10,134  $     0.03
  Effect of Dilutive Securities - Stock Options                                       35
                                                                           --------------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $           285                   10,169  $     0.03
                                                 =================           =============  ==========

  THREE MONTHS ENDED SEPTEMBER 28, 2003
  BASIC EPS
  Income Available to Common Shareholders . . .  $           504                   10,059  $     0.05
  Effect of Dilutive Securities - Stock Options                                        27
                                                                            --------------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $           504                   10,086  $     0.05
                                                 ================            =============  ==========


(6) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three months period ended September 26, 2004 and September 28, 2003 (in thousands).




                                           SEPTEMBER 26,              SEPTEMBER 28,
                                               2004                        2003
                                     -------------------------  --------------------------

NET SALES AND OPERATING REVENUES:
Food and Equipment Distribution               $12,822                    $13,498
Franchise and Other                             1,595                      1,857
Intersegment revenues                              85                        147
                                     -------------------------  --------------------------
Combined                                       14,502                     15,502
Other revenues                                      4                         21
Less intersegment revenues                        (85)                      (147)
                                     -------------------------  --------------------------
Consolidated revenues                 $        14,421     $               15,376
                                     =========================  ==========================

OPERATING PROFIT:
Food and Equipment Distribution (1)              $306                       $694
Franchise and Other (1)                           690                        657
Intersegment profit                                22                         41
                                     -------------------------  --------------------------
Combined                                        1,018                      1,392
Other profit                                        4                         21
Less intersegment profit                          (22)                       (41)
Corporate administration and other               (559)                      (608)
                                     -------------------------  --------------------------
Income before taxes                  $            441   $                    764
                                     =========================  ==========================

GEOGRAPHIC INFORMATION (REVENUES):
United States                                 $13,964                    $14,941
Foreign countries                                 457                        435
                                     -------------------------  --------------------------
Consolidated total                    $        14,421     $               15,376
                                     =========================  ==========================

      (1)           Does  not  include  full  allocation  of  corporate  administration

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
- --------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
- -----------------------

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

                              RESULTS OF OPERATIONS

   QUARTER ENDED SEPTEMBER 26, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 28,
                                      2003.

     Diluted earnings per share for the quarter were $0.03 versus $0.05 for the same period last year. Net income for the quarter decreased 43% to $285,000 from $504,000 for the same quarter last year.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 5% or $676,000 to $12,822,000 from $13,498,000 compared to the same period last year primarily due to lower sales prices on certain key ingredients.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 8% or $111,000 for the quarter compared to the same period last year. This decrease is primarily due to lower international royalties, resulting from the collection of previously unrecorded past due royalties in the prior year.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 37% or $151,000 for the quarter, compared to the same period of the prior year. Last year included the operations of a Company-owned buffet unit which was sold in February 2004. Additionally, comparable sales at the other Company-owned buffet unit were lower.

     Other income consists primarily of interest income, third party commissions, and non-recurring revenue items. Other income decreased 81% or $17,000 primarily due to lower interest income.

     Cost of sales decreased 3% or $404,000 for the quarter primarily due to staff reductions. Cost of sales, as a percentage of sales, increased to 93% from 91% for the same quarter last year. The percentage increase is due to overall lower sales prices of certain key ingredients as described above.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 23% or $185,000 for the quarter compared to the same period last year primarily due staff reductions.

     General and administrative expenses decreased 2% or $19,000 for the quarter compared to the same period last year. This is primarily the result of staff reductions offset by higher legal and consulting fees.

     Interest expense decreased 15% or $24,000 for the quarter compared to the same period of the prior year due to lower debt balances.

     Provision for income taxes decreased 40% or $104,000 in the current year due to lower income as described above. The effective tax rate was 35% compared to 34% in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first quarter of fiscal 2005, the company generated cash flows of $1,126,000 from operating activities as compared to $1,055,000 in fiscal 2004. Cash provided by operations was utilized primarily to pay down debt and acquire land for a new Company store.

     Cash flows used in investing activities primarily reflect the Company's capital expenditure strategy. In the first quarter of fiscal 2005, the Company used cash of $307,000 for investing activities as compared to $146,000 in fiscal 2004. The cash flow used during fiscal 2005 was primarily used to acquire land for a new Company store.

     Cash flows used for financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $1,205,000 in the first quarter of fiscal 2005 as compared to cash used for financing activities of $1,121,000 in fiscal 2004.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $137,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material, non-routine income.

     The Company entered into an agreement effective March 28, 2004 with its current lender to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin from 1.0% to 0.5% or, at the Company's option, at the LIBOR rate plus 1.25% to 1.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. A 0.375% to 0.5% annual commitment fee is payable on any unused portion of the revolving credit line. As of September 26, 2004 and September 28, 2003, the variable interest rates were 4.5% and 2.62%, respectively, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of September 26, 2004 and September 28, 2003 were $99,000 and $1.8 million, respectively.

     On July 7, 2004, B. Keith Clark resigned as Senior Vice President-Corporate Development, Secretary and General Counsel of the Company. Mr. Clark has notified the Company that he has reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 2004 annual meeting of shareholders constituted a "change of control" under his employment agreement and/or that he was entitled to terminate his contract for "good reason". Pursuant to the terms of the employment agreement, the Company has initiated an arbitration proceeding to resolve this dispute. The arbitration proceeding is in the preliminary stages and the Company is unable to predict the outcome of the proceeding at this time. In the event the Company is unsuccessful in this proceeding, the Company could be liable to Mr. Clark for up to $762,000. The employment agreements of each of Ronald W. Parker, Ward T. Olgreen and Shawn M. Preator contain similar provisions and the potential amounts payable to each of them are as follows:
$5.4 million to Mr. Parker, $630,000 to Mr. Olgreen and $597,000 to Mr. Preator. The aggregate of these payments for which the Company would be obligated is approximately $7.4 million. The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under his employment agreement or that he is entitled to terminate his contract for "good reason". The Board obtained a written legal opinion that the "change of control" provision was not triggered by the results of its February 2004 annual meeting. The Company plans to vigorously defend our position in the matter; however, we cannot assure that we will prevail in this matter and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this matter, and no accrual has been made as of September 26, 2004. An adverse resolution of the matter could materially affect our financial position and results of operations.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 26, 2004 (in thousands):




                                                 Fiscal Year   Fiscal Years   Fiscal Years   After Fiscal
                                           Total . .    2005        2006 - 2007  2008 - 2009    Year 2009
- -----------------------------------  ------------  -------------  -------------  -------------  ---------
Long-term debt. . . . . . . . . . .  $      7,140  $         406  $         911  $       5,823        $ -
Operating lease obligations . . . .         2,553          1,013          1,217            266         57
Capital lease obligations (1) . . .            31             10             21              -          -
                                     ------------  -------------  -------------  -------------        ---
Total contractual cash obligations.  $      9,724  $       1,429  $       2,149  $       6,089        $57
                                     ============  =============  =============  =============        ===

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
- --------------------------------------------------------------------------

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities which bear interest based on floating rates.

     At September 26, 2004 the Company has approximately $7 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.03%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at September 26, 2004, would change interest expense by approximately $5,000 for the three months ended September 26, 2004. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $7million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
- ------------------------------------

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
- ----------------------------

     On January 18, 2002, the Company was served with a lawsuit filed by Blakely-Witt & Associates, Inc. alleging that the Company sent or caused to be sent unsolicited facsimile advertisements. The Company has vigorously defended its position in this litigation. In July 2004 the court preliminarily approved a settlement agreement among all parties and certified the matter as a class action for settlement purposes only. Under the settlement agreement the Company would pay an amount that will not materially affect the Company's financial performance. At a hearing on September 13, 2004 the court entered its final order and judgment approving the settlement agreement and certifying the settlement class. Pursuant to the settlement agreement the Company paid $90,000 in full and final settlement of all actual and potential claims of the members and potential members of the certified settlement class. The final order dismissed with prejudice all pending and potential claims against the Company.

     On July 7, 2004, B. Keith Clark resigned as Senior Vice President-Corporate Development, Secretary and General Counsel of the Company. Mr. Clark has notified the Company that he has reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 2004 annual meeting of shareholders constituted a "change of control" under his employment agreement and/or that he was entitled to terminate his contract for "good reason". Pursuant to the terms of the employment agreement, the Company has initiated an arbitration proceeding to resolve this dispute. The arbitration proceeding is in the preliminary stages and the Company is unable to predict the outcome of the proceeding at this time. In the event the Company is unsuccessful in this proceeding, the Company could be liable to Mr. Clark for up to $762,000. The employment agreements of each of Ronald W. Parker, Ward T. Olgreen and Shawn M. Preator contain similar provisions and the potential amounts payable to each of them are as follows:
$5.4 million to Mr. Parker, $630,000 to Mr. Olgreen and $597,000 to Mr. Preator. The aggregate of these payments for which the Company would be obligated is approximately $7.4 million. The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under his employment agreement or that he is entitled to terminate his contract for "good reason". The Board obtained a written legal opinion that the "change of control" provision was not triggered by the results of its February 2004 annual meeting. The Company plans to vigorously defend our position in the matter; however, we cannot assure that we will prevail in this matter and our defense could be costly and consume the time of our management. We are unable to predict the outcome of this matter, and no accrual has been made as of September 26, 2004. An adverse resolution of the matter could materially affect our financial position and results of operations.

On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, and J. Kenneth Menges, Jr., one of the firm's partners. The Petition alleges that during the course of their representation of the Company on matters pertaining to board of director and executive duties, securities issues, and general corporate governance, the firm and Mr. Menges, as the firm's partner in charge of its engagement with the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company. Specifically, the Petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts that, if paid, could expose the Company to significant financial liability and that could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and we are unable to predict the outcome at this time.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
- ---------------------------------------------------------------------

     None

ITEM  5.  OTHER  INFORMATION
- ----------------------------

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
- -----------------------------------------------

(a)     Exhibits:

3.1 Amended and Restated By-Laws as adopted by the Board of Directors on February 11, 2004 (filed as Item 5 on 8-K on February 11, 2004 and incorporated herein by reference).

3.2 Restated Articles of Incorporation as amended on January 30, 1999 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Form  8-K

On September 29, 2004 the Company filed a report on Form 8-K, reporting a press release with respect to earnings for the fourth quarter ended June 26, 2004.

On October 6, 2004 the Company filed a report on Form 8-K, reporting a press release with respect to a complaint filed against the law firm of Akin Gump Strauss Hauer & Feld, the company's former counsel, and J. Kenneth Menges, Jr., one of the firm's partners.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Ronald  W.  Parker
                                           ---------------------
                                        Ronald  W.  Parker
                                        President  and  Chief  Executive Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  November  9,  2004