Form 10-Q
period 2004-12-26
PIZZA INN INC /MO/
filed 2005-02-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2004.
                                                   -------------------

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

     AT JANUARY 31, 2005, AN AGGREGATE OF 10,084,494 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                          Page
--------     ---------------------                                          ----

Condensed  Consolidated  Statements  of Operations for the three months and six  months ended  December  26,  2004  and  December  28,  2003  (unaudited)  3


Condensed Consolidated Statements of Comprehensive Income for the three months
 and six months ended December 26, 2004 and December 28, 2003 (unaudited)      3

Condensed  Consolidated  Balance  Sheets  at  December 26, 2004 (unaudited)
 and  June  27,  2004                                                          4

Condensed  Consolidated  Statements  of Cash Flows for the six months ended
 December  26,  2004  and  December  28,  2003  (unaudited)                    5

Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)          7


Item 2.     Management's  Discussion  and  Analysis  of
-------     -------------------------------------------
            Financial Condition and Results of Operations                     13
            ---------------------------------------------

Item 3.     Quantitative  and  Qualitative  Disclosures  about  Market  Risk  18

-------     ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                        19
--------     -------------------------




PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                               19
-------      ------------------
Item  2.     Unregistered Sales of Equity Securities and the Use of Proceeds  22
--------     ---------------------------------------------------------------
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      22
--------     -----------------------------------------------------------
Item 5.      Other Information                                                22
-------      ------------------

Item  6.     Exhibits                                                         23
--------     --------
             Signatures                                                       24


                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------


                                                      PIZZA INN, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                        (UNAUDITED)


                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             --------------------                ------------------
                                                      DECEMBER 26,         DECEMBER 28,      DECEMBER 26,    DECEMBER 28,
REVENUES:                                                 2004                 2003              2004            2003
                                                  --------------------  ------------------  --------------  --------------
  Food and supply sales. . . . . . . . . . . . .  $            12,301   $          13,032   $      25,123   $      26,530
  Franchise revenue. . . . . . . . . . . . . . .                1,225               1,264           2,565           2,715
  Restaurant sales . . . . . . . . . . . . . . .                  243                 376             498             782
  Other income . . . . . . . . . . . . . . . . .                   35                  97              39             118
                                                  --------------------  ------------------  --------------  --------------
                                                               13,804              14,769          28,225          30,145
                                                  --------------------  ------------------  --------------  --------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               11,721              12,074          23,914          24,671
  Franchise expenses . . . . . . . . . . . . . .                  701                 728           1,330           1,542
  General and administrative expenses. . . . . .                1,165                 762           2,187           1,803
  Interest expense . . . . . . . . . . . . . . .                  138                 160             274             320
                                                  --------------------  ------------------  --------------  --------------
                                                               13,725              13,724          27,705          28,336
                                                  --------------------  ------------------  --------------  --------------

INCOME BEFORE INCOME TAXES . . . . . . . . . . .                   79               1,045             520           1,809

  Provision for income taxes . . . . . . . . . .                   28                 487             184             747
                                                  --------------------  ------------------  --------------  --------------

NET INCOME . . . . . . . . . . . . . . . . . . .  $                51   $             558   $         336   $       1,062
                                                  ====================  ==================  ==============  ==============

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $              0.01   $            0.06   $        0.03   $        0.11
                                                  ====================  ==================  ==============  ==============

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $              0.01   $            0.06   $        0.03   $        0.11
                                                  ====================  ==================  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,104              10,071          10,119          10,065
                                                  ====================  ==================  ==============  ==============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,141              10,123          10,155          10,104
                                                  ====================  ==================  ==============  ==============

                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (IN THOUSANDS)

                                                            THREE MONTHS ENDED . . . . . . . . .  SIX MONTHS ENDED
                                               --------------------------------------------  -----------------------------
                                                        DECEMBER 26, . . .. .  DECEMBER 28,    DECEMBER 26,   DECEMBER 28,
                                                                 2004                2003            2004            2003
                                                  --------------------  ------------------  --------------  --------------

Net Income . . . . . . . . . . . . . . . . . . .  $                51   $             558   $         336   $       1,062
Interest rate swap loss - (net of
   tax benefit of $34 and $31
   and $14 and $94, respectively). . . . . . . .                  (67)                (60)            (28)           (183)
                                                  --------------------  ------------------  --------------  --------------
Comprehensive Income (Loss). . . . . . . . . . .  $               (16)  $             498   $         308   $         879
                                                  ====================  ==================  ==============  ==============

                               See accompanying Notes to Consolidated Financial Statements.


                                       PIZZA INN, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   DECEMBER 26,    JUNE 27,
ASSETS                                                                 2004          2004
                                                                  --------------  ----------
                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $         190   $     617
  Accounts receivable, less allowance for doubtful
    accounts of $357 and $310, respectively. . . . . . . . . . .          3,270       3,113
  Accounts receivable - related parties. . . . . . . . . . . . .            885         912
  Notes receivable, current portion, less allowance
    for doubtful accounts of $18 and $59, respectively . . . . .             24          50
  Notes receivable - related parties . . . . . . . . . . . . . .             54          54
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .          1,915       1,713
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . .            199         183
  Prepaid expenses and other . . . . . . . . . . . . . . . . . .            388         415
                                                                  --------------  ----------
      Total current assets . . . . . . . . . . . . . . . . . . .          6,925       7,057

Property, plant and equipment, net . . . . . . . . . . . . . . .         12,624      12,756
Property under capital leases, net . . . . . . . . . . . . . . .             15          18
Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . .            123         105
Long-term notes receivable, less allowance
    for doubtful accounts of $0 and $3, respectively . . . . . .              -           -
Re-acquired development territory. . . . . . . . . . . . . . . .            720         866
Deposits and other . . . . . . . . . . . . . . . . . . . . . . .             85         104
                                                                  --------------  ----------
                                                                  $      20,492   $  20,906
                                                                  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . .  $       1,402   $   1,246
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          1,763       2,109
  Current portion of long-term debt. . . . . . . . . . . . . . .          1,376         406
  Current portion of capital lease obligations . . . . . . . . .             10          10
                                                                  --------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . . .          4,551       3,771

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .          6,534       7,937
  Long-term capital lease obligations. . . . . . . . . . . . . .             18          23
  Other long-term liabilities. . . . . . . . . . . . . . . . . .            415         458
                                                                  --------------  ----------
                                                                         11,518      12,189
                                                                  --------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 15,036,319 and 15,031,319 shares, respectively;
    outstanding  10,099,239 and 10,133,674 shares, respectively.            150         150
  Additional paid-in capital . . . . . . . . . . . . . . . . . .          7,985       7,975
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .         20,714      20,378
  Accumulated other comprehensive loss . . . . . . . . . . . . .           (274)       (302)
  Treasury stock at cost,
    Shares in treasury: 4,937,080 and 4,897,645, respectively. .        (19,601)    (19,484)
                                                                  --------------  ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . .          8,974       8,717
                                                                  --------------  ----------
                                                                  $      20,492   $  20,906
                                                                  ==============  ==========


           See accompanying Notes to Condensed Consolidated Financial Statements.


                                           PIZZA INN, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                          ------------------
                                                                      DECEMBER 26,      DECEMBER 28,
                                                                          2004              2003
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             336   $       1,062
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                579             523
    Non cash settlement of accounts receivable. . . . . . . . . .                  -            (281)
    Recovery for bad debt, net. . . . . . . . . . . . . . . . . .                 30            (249)
    Utilization of deferred taxes . . . . . . . . . . . . . . . .                (52)            547
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .               (134)           (344)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .               (202)             50
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                156             272
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .               (342)            973
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                101              75
                                                                   ------------------  --------------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .                472           2,628
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                  -              26
  Acquisition of area development territory . . . . . . . . . . .                  -            (682)
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .               (354)           (331)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .               (354)           (987)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations               (438)         (1,878)
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                  -               7
  Stock buy back. . . . . . . . . . . . . . . . . . . . . . . . .               (117)              -
  Proceeds from exercise of stock options . . . . . . . . . . . .                 10              30
                                                                   ------------------  --------------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .               (545)         (1,841)
                                                                   ------------------  --------------

Net decrease in cash and cash equivalents . . . . . . . . . . . .               (427)           (200)
Cash and cash equivalents, beginning of period. . . . . . . . . .                617             399
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             190   $         199
                                                                   ------------------  --------------


                     See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                        -----------------
                                                DECEMBER 26,     DECEMBER 28,
                                                    2004             2003
                                              -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . .  $             273  $         328
  Income taxes . . . . . . . . . . . . . . .                250              -


NON-CASH FINANCING AND INVESTING
ACTIVITIES:

  Non-cash settlement of accounts receivable  $               -  $         281



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






                                                    SIX MONTHS ENDED
                                                     -----------------
                                                DECEMBER 26,      DECEMBER 28,
                                                    2004              2003
                                              -----------------  --------------
Net income, as reported. . . . . . . . . . .  $             336  $       1,062
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects. . . . . . . . . . . .                  -             (1)
                                              -----------------  --------------

Pro forma net income . . . . . . . . . . . .  $             336  $       1,061

Earnings per share
  Basic-as reported. . . . . . . . . . . . .  $            0.03  $        0.11
  Basic-pro forma. . . . . . . . . . . . . .  $            0.03  $        0.11

  Diluted-as reported. . . . . . . . . . . .  $            0.03  $        0.11
  Diluted-pro forma. . . . . . . . . . . . .  $            0.03  $        0.11











The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2)

The Company entered into an agreement effective March 28, 2004 (the "Revolving Credit Agreement") with Wells Fargo to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime or, at the Company's option, at the LIBOR rate plus 1.25%. A 0.375% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 26, 2004 and December 28, 2003, the variable interest rates were 5.0% and 2.64%, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of December 26, 2004 and December 28, 2003 were $970,000 and $1.5 million, respectively.

The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 26, 2004 and December 28, 2003, the LIBOR variable interest rates used were 3.91% and 2.65%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $6.9 million at December 26, 2004 and $7.3 million at December 28, 2003.

On December 16, 2004, Wells Fargo notified the Company that, pursuant to the terms of the Revolving Credit Agreement and the Term Loan Agreement (collectively, the "Loan Agreements"), Wells Fargo's lending obligations under such agreements were automatically terminated as a result of a Change of Control (as defined in the Loan Agreements) resulting from Ronald W. Parker ceasing to be the Chief Executive Officer of the Company. In a written notice dated December 21, 2004, Wells Fargo agreed, notwithstanding the foregoing Change of Control, to reinstate the Company's ability to obtain revolving credit advances under the Revolving Credit Agreement subject to certain conditions described in the notice, including, without limitation, limiting the aggregate amount of all revolving credit advances and letter of credit liabilities at any time outstanding to not exceed $1.2 million. Additionally, in the December 21, 2004 notice, Wells Fargo reserved the right to terminate its agreement to continue to extend revolving credit advances at any time upon prior written notice to the Company. The terms of the Loan Agreements require the Company, upon the occurrence of a Change of Control, to notify Wells Fargo and to offer to accelerate payment of all then outstanding loan balances, including revolving credit advances and the term loan. On December 27, 2004, the Company provided such notice. Wells Fargo advised the Company in a letter dated February 8, 2005 that it declined to accept the Company's offer of acceleration subject to the execution of a letter agreement (the "Letter Agreement") and an amendment to the Loan Agreements. On February 9, 2005, the Company and Wells Fargo entered into the Letter Agreement. Pursuant to the Letter Agreement, the Company expects to enter into an amendment to the Loan Agreements, effective December 26, 2004, to provide a $3.0 million revolving credit line that will expire December 23, 2005, replacing a $4.0 million revolving credit line that was due to expire October 1, 2005. The amendment provides, among other terms, for modifications to certain financial covenants and the interest rates on each loan. Interest is provided for at a rate equal to prime plus 0.50%, or, at the Company's option, at the LIBOR rate plus 2.75%. Additionally, the interest rate on the Company's term loan is provided for under the amendment at prime rate or the LIBOR rate plus 2.25%, at the Company's option. In connection with discussions regarding the amendment to the Loan Agreements, Wells Fargo notified the Company on February 4, 2005 that Wells Fargo had not been given proper notice of the Company's purchase of shares of its common stock, and that as a result an Event of Default existed under the Loan Agreement. Such Event of Default is to be waived by Wells Fargo upon execution of the amendment to the Loan Agreement.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At December 26, 2004 there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will continue to be highly effective at achieving offsetting changes in cash flows.

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

(5) On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary, and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement ("Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. On January 18, 2005, Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement if a termination occurs following a change of control plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing has been scheduled to begin on May 10, 2005.

The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason". On May 4, 2004, the board of directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment, and costs and fees. No accrual for any amount has been made as of December 26, 2004. The executive compensation agreements of each of Ward T. Olgreen and Shawn M. Preator contain similar provisions regarding a "change of control" and the amounts potentially payable to each of them if a "change of control" is deemed to have occurred under the agreements that is asserted by February 10, 2005 are as follows: $630,000 to Mr. Olgreen and $597,000 to Mr. Preator.

(6) On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker ("Parker Agreement"). Mr. Parker's employment was terminated following ten days written notice to Mr. Parker of the Company's intent to discharge him for cause as a result of violations of the Parker Agreement. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon
Section 2.01(c) of the Parker Agreement, which provides for discharge for "any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so." Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.

On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No date for an arbitration hearing has been set.

Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, but it believes that it has sufficient assets available to make any payments required by an adverse determination. No accrual has been made for this amount as of December 26, 2004.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).





                                                  INCOME        SHARES      PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  ----------
THREE MONTHS ENDED DECEMBER 26,  2004
BASIC EPS
Income Available to Common Shareholders . . .  $         51         10,104  $     0.01
Effect of Dilutive Securities - Stock Options                           37
                                                               ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $         51         10,141  $     0.01
                                               ============  =============  ==========

THREE MONTHS ENDED DECEMBER 28,  2003
BASIC EPS
Income Available to Common Shareholders . . .  $        558         10,071  $     0.06
Effect of Dilutive Securities - Stock Options                           52
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions . . . . . . . . . . . .  $        558         10,123  $     0.06
                                               ============  =============  ==========



SIX  MONTHS  ENDED  DECEMBER  26,  2004
BASIC  EPS
Income Available to Common Shareholders        $        336         10,119  $     0.03
Effect of Dilutive Securities - Stock Options                           36
                                                                   --------
DILUTED  EPS
Income  Available  to  Common  Shareholders
 & Assumed Conversions                         $       336           10,155  $    0.03
                                               =============  =============  =========

SIX  MONTHS  ENDED  DECEMBER  28,  2003
BASIC  EPS
Income Available to Common Shareholders        $     1,062           10,065  $    0.11
Effect of Dilutive Securities - Stock Options                            39
                                                                     --------
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                          $     1,062           10,104  $    0.11
                                             ================  =============  ========

(8) Summarized in the following tables are net sales and operating revenues, operating profit, and geographic information (revenues) for the Company's reportable segments for the three months and six months periods ended December 26, 2004 and December 28, 2003 (in thousands).





                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                -------------------               -----------------

                                       DECEMBER 26,    DECEMBER 28,    DECEMBER 26,    DECEMBER 28,
                                               2004            2003            2004            2003
                                      --------------  --------------  --------------  --------------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $      12,301   $      13,032   $      25,123   $      26,530
 Franchise and Other . . . . . . . .          1,468           1,640           3,063           3,497
 Intersegment revenues . . . . . . .             84             216             169             363
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .         13,853          14,888          28,355          30,390
 Other revenues. . . . . . . . . . .             35              97              39             118
 Less intersegment revenues. . . . .            (84)           (216)           (169)           (363)
                                      --------------  --------------  --------------  --------------
   Consolidated revenues . . . . . .  $      13,804   $      14,769   $      28,225   $      30,145
                                      ==============  ==============  ==============  ==============

 OPERATING PROFIT:
 Food and Equipment Distribution (1)            198             590             504           1,284
 Franchise and Other (1) . . . . . .            494             584           1,184           1,241
 Intersegment profit . . . . . . . .             24              49              46              91
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .            716           1,223           1,734           2,616
 Other profit or loss. . . . . . . .             35              97              39             118
 Less intersegment profit. . . . . .            (24)            (49)            (46)            (91)
 Corporate administration and other.           (648)           (226)         (1,207)           (834)
                                      --------------  --------------  --------------  --------------
   Income before taxes . . . . . . .  $          79   $       1,045   $         520   $       1,809
                                      ==============  ==============  ==============  ==============

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $      13,610   $      14,487   $      27,573   $      29,428
 Foreign countries . . . . . . . . .            194             282             652             717
                                      --------------  --------------  --------------  --------------
   Consolidated total. . . . . . . .  $      13,804   $      14,769   $      28,225   $      30,145
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

     Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.

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

                              RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED DECEMBER 26, 2004 COMPARED TO THE QUARTER AND SIX MONTHS ENDED DECEMBER 28, 2003.

     Earnings per share for the quarter were $0.01 versus $0.06 for the same period last year. Net income was $51,000 versus $558,000, on revenues of $13,804,000 versus $14,769,000 in the previous year. For the six month period, earnings per share were $0.03 versus $0.11 last year. Net income was $336,000 compared to $1,062,000 on revenues of $28,225,000 versus $30,145,000 last year.

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material, and other distribution revenues. Food and supply sales for the quarter decreased 6%, or $731,000 to $12,301,000 from $13,032,000 compared to the same period last year. For the six month period, food and supply sales decreased 5%, or $1,407,000, to $25,123,000 from $26,530,000. The decrease in revenues is primarily due to reduced prices on certain key ingredients and lower overall chainwide retail sales.

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased 3% or $39,000 for the quarter compared to the same period last year and decreased 6% or $150,000 for the six month period. The decrease for the quarter is due to lower royalties due to lower retail sales. The decrease for the six month period is due primarily to higher international royalties in the prior year, which resulted from the collection of previously unrecorded past due royalties, and was partially offset by lower domestic royalties due to lower retail sales.

     Restaurant sales, which consist of revenue generated by Company-owned training stores decreased 35% or $133,000 for the quarter, compared to the same period of the prior year. For the six month period, restaurant sales decreased 36% or $284,000. The decrease is the result of the sale of one buffet unit replaced by a smaller Delco unit and lower comparable sales at the other Company-owned store.

     Other income consists primarily of interest income, third party commissions, and non-recurring revenue items. Other income decreased 64% or $62,000 for the quarter, compared to the same period of the prior year. For the six months period, other income decreased 67% or $79,000. These decreases are due primarily to lower vendor incentives. In addition, the prior year included proceeds from the sale of used equipment.

     Cost of sales, as a percentage of total costs, decreased 3% or $353,000 for the quarter and decreased 3% or $757,000 for the six month period. Cost of sales, as a percentage of sales for the quarter and the six month period, increased to 93% from 90% for the same periods last year. The monetary decrease was primarily due to lower payroll and related expenses, which were partially offset by product cost inflation of approximately 5%. The increase as a percentage  of  sales  is  the  result of lower sales prices as mentioned above.

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 4% or $27,000 for the quarter and decreased 14% or $212,000 for the six months period compared to the same period last year. These decreases are primarily the result of lower payroll and related expenses in both periods partially offset by higher product research expenses.

     General and administrative expenses increased 53% or $403,000 for the quarter and 21% or $384,000 for the six months, compared to the same periods last year. The previous year's quarter included the reversal of $264,000 in bad debt expense. In addition, legal and professional fees increased $188,000 for ongoing litigation and arbitration compared to the same quarter last year.

     Interest expense decreased 14% or $22,000 for the quarter and 14% or $46,000 for the six months, compared to the same periods of the prior year due to lower debt balances.

     Provision for income taxes decreased 94% or $459,000 for the quarter, and 75% or $563,000 for the six months compared to the same periods in the prior year. The effective tax rate was 40% for the current quarter, 34% for the comparable period in the previous year, 38% for the six month period, and 34% for the comparable period in the previous year.

                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first six months of fiscal 2005, the Company generated cash flows of $472,000 from operating activities as compared to $2,628,000 in fiscal 2004. Cash provided by operations was utilized primarily to pay down debt and to make capital expenditures.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first six months of fiscal 2005, the Company used cash of $354,000 for investing activities as compared to $987,000 in fiscal 2004. The cash used during fiscal 2005 consisted primarily of costs associated with development of a new Company-owned store, and included approximately $117,000 for repurchases of approximately 39,000 shares of the Company's common stock pursuant to a repurchase plan authorized by the board of directors.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions, and exercise of stock options. Net cash used for financing activities was $545,000 in the first six months of fiscal 2005 as compared to cash used for financing activities of $1,841,000 in fiscal 2004.

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

              The Company entered into an agreement effective March 28, 2004 (the "Revolving Credit Agreement") with Wells Fargo to provide a $4.0 million revolving credit line that will expire October 1, 2005, replacing a $7.0 million line that was due to expire December 31, 2004. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime or, at the Company's option, at the LIBOR rate plus 1.25%. A 0.375% annual commitment fee is payable on any unused portion of the revolving credit line. As of December 26, 2004 and December 28, 2003, the variable interest rates were 5.0% and 2.64%, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of December 26, 2004 and December 28, 2003 were $970,000 and $1.5 million, respectively.

     The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan will amortize over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime less an interest rate margin of 0.75% or, at the Company's option, to the LIBOR rate plus 1.5%. As of December 26, 2004 and December 28, 2003, the LIBOR variable interest rates used were 3.91% and 2.65%, respectively. The Company, to fulfill bank requirements, has caused the outstanding principal amount to be subject to a fixed interest rate by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $6.9 million at December 26, 2004 and $7.3 million at December 28, 2003.

     On December 16, 2004, Wells Fargo notified the Company that, pursuant to the terms of the Revolving Credit Agreement and the Term Loan Agreement
(collectively, the "Loan Agreements"), Wells Fargo's lending obligations under such agreements were automatically terminated as a result of a Change of Control (as defined in the Loan Agreements) resulting from Ronald W. Parker ceasing to be the Chief Executive Officer of the Company. In a written notice dated December 21, 2004, Wells Fargo agreed, notwithstanding the foregoing Change of Control, to reinstate the Company's ability to obtain revolving credit advances under the Revolving Credit Agreement subject to certain conditions described in the notice, including, without limitation, limiting the aggregate amount of all revolving credit advances and letter of credit liabilities at any time outstanding to not exceed $1.2 million. Additionally, in the December 21, 2004 notice, Wells Fargo reserved the right to terminate its agreement to continue to extend revolving credit advances at any time upon prior written notice to the Company. The terms of the Loan Agreements require the Company, upon the occurrence of a Change of Control, to notify Wells Fargo and to offer to accelerate payment of all then outstanding loan balances, including revolving credit advances and the term loan. On December 27, 2004, the Company provided such notice. Wells Fargo advised the Company in a letter dated February 8, 2005 that it declined to accept the Company's offer of acceleration subject to the execution of a letter agreement (the "Letter Agreement") and an amendment to the Loan Agreements. On February 9, 2005, the Company and Wells Fargo entered into the Letter Agreement. Pursuant to the Letter Agreement, the Company expects to enter into an amendment to the Loan Agreements, effective December 26, 2004, to provide a $3.0 million revolving credit line that will expire December 23, 2005, replacing a $4.0 million revolving credit line that was due to expire October 1, 2005. The amendment provides, among other terms, for modifications to certain financial covenants and the interest rates on each loan. Interest is provided for at a rate equal to prime plus 0.50%, or, at the Company's option, at the LIBOR rate plus 2.75%. Additionally, the interest rate on the Company's term loan is provided for under the amendment at prime rate or the LIBOR rate plus 2.25%, at the Company's option. In connection with discussions regarding the amendment to the Loan Agreements, Wells Fargo notified the Company on February 4, 2005 that Wells Fargo had not been given proper notice of the Company's purchase of shares of its common stock, and that as a result an Event of Default existed under the Loan Agreement. Such Event of Default is to be waived by Wells Fargo upon execution of the amendment to the Loan Agreement.

     On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary, and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement ("Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. On January 18, 2005, Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement if a termination occurs following a change of control plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing has been scheduled to begin on May 10, 2005.

     The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason". On May 4, 2004, the board of directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment, and costs and fees. No accrual for any amount has been made as of December 26, 2004. The executive compensation agreements of each of Ward T. Olgreen and Shawn M. Preator contain similar provisions regarding a "change of control" and the amounts potentially payable to each of them if a "change of control" is deemed to have occurred under the agreements that is asserted by February 10, 2005 are as follows: $630,000 to Mr. Olgreen and $597,000 to Mr. Preator.

     On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker ("Parker Agreement"). Mr. Parker's employment was terminated following ten days written notice to Mr. Parker of the Company's intent to discharge him for cause as a result of violations of the Parker Agreement by Mr. Parker. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon
Section 2.01(c) of the Parker Agreement, which provides for discharge for "any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so." Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.

     On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No date for an arbitration hearing has been set.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, but it believes that it has sufficient assets available to make any payments required by an adverse determination. No accrual has been made for this amount as of December 26, 2004.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 26, 2004 (in thousands):




                                                                                             After
                                                                                            Fiscal
                                                 Fiscal Year     Fiscal Years  Fiscal Years   Year
                                        Total          2005        2006 - 2007    2008 - 2009 2009

                                    -------------  -------------  -------------  -------------  ---
Bank debt . . . . . . . . . . . . .  $      7,910  $       1,406  $         812  $       5,692  $ -
Operating lease obligations . . . .         2,262            956          1,051            215   40
Capital lease obligations (1) . . .            28             10             18              -    -
                                     ------------  -------------  -------------  -------------  ---
Total contractual cash obligations.  $     10,200  $       2,372  $       1,881  $       5,907  $40
                                     ============  =============  =============  =============  ===

(1)  Does  not  include  amount  representing  interest.

                            FORWARD-LOOKING STATEMENT

     This report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) relating to the Company that are based on the beliefs of the management of the Company, as well as assumptions and estimates made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe,""estimate," "expect," "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations of the Company as well as its customers and suppliers, including as a result of competitive factors and pricing pressures, shifts in market demand, general economic conditions and other factors including but not limited to, changes in demand for Pizza Inn products or franchises, the impact of competitors' actions, changes in prices or supplies of food ingredients, and restrictions on international trade and business. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

     Because of the risks and uncertainties related to these factors and the forward-looking statements, readers are cautioned not to place undue reliance on the forward-looking statements. There can be no assurance that any events or results described in any forward-looking statement will actually occur or be achieved. We undertake no obligation to publicly revise the forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the risk factors described above and in other documents filed by the Company with the Commission.

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

     At December 26, 2004 the Company has approximately $7.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.23%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at December 26, 2004, would change interest expense by approximately $6,000 for the six months ended December 26, 2004. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $7.0 million of the variable rate debt.

------
ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

     The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary, and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004 Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement ("Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. On January 18, 2005, Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement if a termination occurs following a change of control plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing has been scheduled to begin on May 10, 2005.

     The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason". On May 4, 2004, the board of directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment, and costs and fees. No accrual for any amount has been made as of December 26, 2004. The executive compensation agreements of each of Ward T. Olgreen and Shawn M. Preator contain similar provisions regarding a "change of control" and the amounts potentially payable to each of them if a "change of control" is deemed to have occurred under the agreements that is asserted by February 10, 2005 are as follows: $630,000 to Mr. Olgreen and $597,000 to Mr. Preator.

     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr.
Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. However, the Company believes that its claims against Akin Gump and Mr. Menges are well founded and intends to vigorously pursue all relief to which it may be entitled. On January 25, 2005, Akin Gump filed a motion with the court asking for this matter to be abated pending a determination in the Clark and Paker arbitrations. No hearing date has been set for the motion.

     On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker ("Parker Agreement"). Mr. Parker's employment was terminated following ten days written notice to Mr. Parker of the Company's intent to discharge him for cause as a result of violations of the Parker Agreement by Mr. Parker. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon
Section 2.01(c) of the Parker Agreement, which provides for discharge for "any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so." Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.

     On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No date for an arbitration hearing has been set.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, but it believes that it has sufficient assets available to make any payments required by an adverse determination. No accrual has been made for this amount as of December 26, 2004.




ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  THE  USE OF PROCEEDS
--------------------------------------------------------------------------------

The Company made the following share repurchases during the second quarter of fiscal 2005:



                        Total Number         Maximum
                          Of Shares         Number Of
                      Purchased As Part  Shares That May
                           Average         Of Publicly     Yet Be Purchased
                      Total Number  Of      Price Paid     Announced Plans   Under The Plans
Period                Shares Purchased      Per Share        Or Programs       Or Programs
--------------------  -----------------  ----------------  ----------------  ---------------
Month #1
September 27, 2004 -
October 31, 2004 . .             30,035  $           3.00                 -        1,075,804

Month #2
November 1, 2004 -
November 28, 2004. .                  -                 -                 -        1,075,804

Month #3
November 29, 2004 -.              9,400  $           2.90             9,400        1,066,404
December 26, 2004
                      -----------------  ---------------  -----------------  ---------------
Total. . . . . . . .             39,435  $           2.98             9,400        1,066,404
                      =================  ================  ================  ===============


1) On October 25, 2004, the Company purchased 30,035 shares of its common stock pursuant to a private purchase agreement. In October 2004, the board of directors of the Company authorized the Company to purchase up to 1,000,000 shares of its common stock other than through a publicly announced plan or program, including, without limitation, through private purchase agreements, open-market transactions, and other transactions.

2) The Company purchased 1,550 shares of its common stock on December 16, 2004, 1,550 shares on December 17, 2,100 shares on December 21, 2,100 shares on December 22, and 2,100 shares on December 23 as part of plan approved by the board of directors of the Company on August 15, 2001 and publicly announced on August 16, 2001. The Company was approved to purchased up to 1,000,000 shares of its own common stock as part of the plan. There are 900,000 shares that may yet be purchased as part of this plan. This plan has no expiration date.






ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     NONE

ITEM  5.  OTHER  INFORMATION
----------------------------

In connection with discussions regarding the amendment to the Loan Agreement, Wells Fargo notified the Company on February 4, 2005 that Wells Fargo had not been given proper notice of the Company's purchase of shares of its common stock, and that as a result an Event of Default existed under the Loan Agreement. Such Event of Default is to be waived by Wells Fargo upon execution of the amendment to the Loan Agreement, which is contemplated by a letter agreement between the Company and Wells Fargo dated February 9, 2005.

------
ITEM  6.  EXHIBITS
------------------

10.1 Letter Agreement dated February 9, 2005 between Pizza Inn, Inc. and Wells Fargo Bank, National Association.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Robert  B.  Page
                                           -------------------
                                        Robert  B.  Page
                                        Chief  Executive  Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  February  9,  2005