Form 10-Q
period 2005-03-27
PIZZA INN INC /MO/
filed 2005-05-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2005.
                                                   ----------------

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES[X]   NO [ ]

     INDICATE  BY  CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED  IN  RULE  12  B-2  OF  THE  EXCHANGE  ACT).  YES [ ]      NO [X]

     AT MAY 1, 2005, AN AGGREGATE OF 10,091,294 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                        Page
--------     ---------------------                                        ----

     Condensed  Consolidated  Statements  of Operations for the
     three months and nine  months ended  March  27,  2005  and
     March  28,  2004  (unaudited)                                           3


     Condensed  Consolidated  Statements  of  Comprehensive Income
     for the three months and nine months ended March 27, 2005 and
     March 28, 2004 (unaudited)                                              3

     Condensed  Consolidated  Balance  Sheets  at  March  27,  2005
     (unaudited) and  June  27,  2004                                        4

     Condensed  Consolidated  Statements of Cash Flows for the nine
     months ended  March  27,  2005  and  March  28,  2004  (unaudited)      5

     Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)   7


 Item 2.  Management's  Discussion  and  Analysis  of
 -------  -------------------------------------------
          Financial Condition and Results of Operations                     12
          ---------------------------------------------

 Item 3. Quantitative  and  Qualitative  Disclosures  about  Market  Risk   20
  ------- ----------------------------------------------------------------


 Item  4.     Controls  and  Procedures                                     20
--------     -------------------------


PART  II.   OTHER  INFORMATION

 Item 1.  Legal  Proceedings                                                21
--------     ------------------
 Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds   23
--------  -------------------------------------------------------------------

 Item  3. Defaults  Upon  Senior  Securities                                23
--------     ----------------------------------

 Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders       23
 -------  -----------------------------------------------------------

 Item 5.  Other  Information                                                24
--------  ------------------
Item  6.  Exhibits                                                          24
-------- --------

          Signatures                                                        25

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                                   PIZZA INN, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            --------------------               ------------------
                                                             MARCH 27,            MARCH 28,   MARCH 27,    MARCH 28,
REVENUES:                                                       2005                 2004        2005         2004
                                                  --------------------  ------------------  -----------  -----------
  Food and supply sales. . . . . . . . . . . . .  $            11,859   $           12,774  $   36,981   $   39,304
  Franchise revenue. . . . . . . . . . . . . . .                1,319                1,323       3,884        4,038
  Restaurant sales . . . . . . . . . . . . . . .                  223                  452         721        1,234
                                                  --------------------  ------------------  -----------  -----------
                                                               13,401               14,549      41,586       44,576
                                                  --------------------  ------------------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . .               11,241               11,802      35,125       36,380
  Franchise expenses . . . . . . . . . . . . . .                  723                  847       2,044        2,380
  General and administrative expenses. . . . . .                1,311                  814       3,497        2,572
  Interest expense . . . . . . . . . . . . . . .                  157                  150         431          470
                                                  --------------------  ------------------  -----------  -----------
                                                               13,432               13,613      41,097       41,802
                                                  --------------------  ------------------  -----------  -----------

INCOME (LOSS) BEFORE
   INCOME TAXES. . . . . . . . . . . . . . . . .                  (31)                 936         489        2,774

  Provision for income taxes . . . . . . . . . .                  (11)                 319         173        1,095
                                                  --------------------  ------------------  -----------  -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . .  $               (20)  $              617  $      316   $    1,679
                                                  ====================  ==================  ===========  ===========

BASIC EARNINGS PER COMMON SHARE. . . . . . . . .  $                 -   $             0.06  $     0.03   $     0.17
                                                  ====================  ==================  ===========  ===========

DILUTED EARNINGS PER COMMON SHARE. . . . . . . .  $                 -   $             0.06  $     0.03   $     0.17
                                                  ====================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . .               10,089               10,079      10,109       10,070
                                                  ====================  ==================  ===========  ===========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . .               10,117               10,132      10,142       10,114
                                                  ====================  ==================  ===========  ===========

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                        (IN THOUSANDS)

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     ------------------------               ----------------------
                                                           MARCH 27,. .          MARCH 28,     MARCH 27,   MARCH 28,
                                                                 2005                 2004        2005         2004
                                                  --------------------  ------------------  -----------  -----------

Net Income (Loss). . . . . . . . . . . . . . . .  $               (20)  $              617  $      316   $    1,679
Interest rate swap gain (loss) - (net
   of tax benefit (loss) of $56 and ($20)
   and $70 and $75, respectively). . . . . . . .                 (109)                  38        (137)        (145)
                                                  --------------------  ------------------  -----------  -----------
Comprehensive Income (Loss). . . . . . . . . . .  $              (129)  $              655  $      179   $    1,534
                                                  ====================  ==================  ===========  ===========

                            See accompanying Notes to Consolidated Financial Statements.

                                     PIZZA INN, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  MARCH 27,     JUNE 27,
                                                                        2005        2004
                                                                 ------------  ----------
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $       170   $     617
  Accounts receivable, less allowance for doubtful
    accounts of $357 and $310, respectively . . . . . . . . . .        3,488       3,113
  Accounts receivable - related parties . . . . . . . . . . . .          648         577
  Notes receivable, current portion, less allowance
    for doubtful accounts of $14 and $59, respectively. . . . .            1          50
  Notes receivable - related parties. . . . . . . . . . . . . .            -          54
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .        2,148       1,713
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . .          194         183
  Prepaid expenses and other. . . . . . . . . . . . . . . . . .          450         415
                                                                 ------------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . .        7,099       6,722

Property, plant and equipment, net. . . . . . . . . . . . . . .       12,649      12,756
Property under capital leases, net. . . . . . . . . . . . . . .           14          18
Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . .           40         105
Long-term notes receivable, less allowance
    for doubtful accounts of $0 and $3, respectively. . . . . .            -           -
Long-term receivable  - related party . . . . . . . . . . . . .          320         335
Re-acquired development territory . . . . . . . . . . . . . . .          671         866
Deposits and other. . . . . . . . . . . . . . . . . . . . . . .          188         104
                                                                 ------------  ----------
                                                                 $    20,981   $  20,906
                                                                 ============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . .  $     2,032   $   1,246
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .        1,398       2,109
  Current portion of long-term debt . . . . . . . . . . . . . .        1,817         406
  Current portion of capital lease obligations. . . . . . . . .           10          10
                                                                 ------------  ----------
    Total current liabilities . . . . . . . . . . . . . . . . .        5,257       3,771

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .        6,432       7,937
  Long-term capital lease obligations . . . . . . . . . . . . .           15          23
  Other long-term liabilities . . . . . . . . . . . . . . . . .          251         458
                                                                 ------------  ----------
                                                                      11,955      12,189
                                                                 ------------  ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000 shares;
    issued 15,043,119 and 15,031,319 shares, respectively;
    outstanding  10,091,294 and 10,133,674 shares, respectively          150         150
  Additional paid-in capital. . . . . . . . . . . . . . . . . .        7,991       7,975
  Retained earnings . . . . . . . . . . . . . . . . . . . . . .       20,694      20,378
  Accumulated other comprehensive loss. . . . . . . . . . . . .         (165)       (302)
  Treasury stock at cost,
    Shares in treasury: 4,951,825 and 4,897,645, respectively .      (19,644)    (19,484)
                                                                 ------------  ----------
    Total shareholders' equity. . . . . . . . . . . . . . . . .        9,026       8,717
                                                                 ------------  ----------
                                                                 $    20,981   $  20,906
                                                                 ============  ==========


          See accompanying Notes to Condensed Consolidated Financial Statements.


                                          PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                          -------------------
                                                                        MARCH 27,        MARCH 28,
                                                                          2005             2004
                                                                   -------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $              316   $    1,679
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                 861          827
    Non cash settlement of accounts receivable. . . . . . . . . .                   -         (281)
    Provision for (recovery of) bad debt, net . . . . . . . . . .                  30         (249)
    Utilization of deferred taxes . . . . . . . . . . . . . . . .                 (20)         467
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                (358)        (236)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .                (435)        (300)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                 786          923
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .                (711)         279
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                  51          330
                                                                   -------------------  -----------
    CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . .                 520        3,439
                                                                   -------------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                   -           38
  Acquisition of area development territory . . . . . . . . . . .                   -         (682)
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .                (721)        (554)
                                                                   -------------------  -----------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .                (721)      (1,198)
                                                                   -------------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations                (102)      (2,487)
  Officer loan payment. . . . . . . . . . . . . . . . . . . . . .                   -            9
  Stock repurchase. . . . . . . . . . . . . . . . . . . . . . . .                (160)           -
  Proceeds from exercise of stock options . . . . . . . . . . . .                  16           50
                                                                   -------------------  -----------
    CASH USED FOR FINANCING ACTIVITIES. . . . . . . . . . . . . .                (246)      (2,428)
                                                                   -------------------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . .                (447)        (187)
Cash and cash equivalents, beginning of period. . . . . . . . . .                 617          399
                                                                   -------------------  -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $              170   $      212
                                                                   -------------------  -----------


                    See accompanying Notes to Consolidated Financial Statements.



                                 PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED
                                                      ------------------
                                                  MARCH 27,       MARCH 28,
                                                     2005            2004
                                              ------------------  ----------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . .  $              433  $      478
  Income taxes . . . . . . . . . . . . . . .                 420         309


NON-CASH FINANCING AND INVESTING
ACTIVITIES:

  Non-cash settlement of accounts receivable  $                -  $      281



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





                                                       NINE MONTHS ENDED
                                                      ------------------
                                                    MARCH 27,        MARCH 28,
                                                              2005        2004
                                                ------------------  -----------

  Net income, as reported. . . . . . . . . . .  $              316  $    1,679
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects. . . . . . . . . . . .                   -          (1)
                                                ------------------  -----------

  Pro forma net income . . . . . . . . . . . .  $              316  $    1,678
                                                ------------------  -----------

  Earnings per share
    Basic-as reported. . . . . . . . . . . . .  $             0.03  $     0.17
    Basic-pro forma. . . . . . . . . . . . . .  $             0.03  $     0.17

    Diluted-as reported. . . . . . . . . . . .  $             0.03  $     0.17
    Diluted-pro forma. . . . . . . . . . . . .  $             0.03  $     0.17





The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

(2)

The Company entered into an agreement on February 11, 2005, effective December 26, 2004 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $3.0 million revolving credit line that will expire December 23, 2005, replacing a $4.0 million line that was due to expire October 1, 2005. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus 0.50%, or, at the Company's option, at the LIBOR rate plus 2.75%. A 0.375% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 27, 2005 and March 28, 2004, the variable interest rates were 6.00% and 2.59%, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of March 27, 2005 and March 28, 2004 were $1.4 million and $1.3 million, respectively.

The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime or, at the Company's option, at the LIBOR rate plus 2.25%. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $6.8 million at March 27, 2005 and $7.2 million at March 28, 2004.

Wells Fargo notified the Company on February 4, 2005 that it had not been given proper notice of the Company's repurchase of shares of its common stock, and that as a result an event of default existed under the Company's loan agreement. Such event of default was waived by Wells Fargo upon execution of the Revolving Credit Agreement.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 27, 2005 there was no hedge ineffectiveness.

(4) On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker ("Parker Agreement"). Mr. Parker's employment was terminated following ten days written notice to Mr. Parker of the Company's intent to discharge him for cause as a result of violations of the Parker Agreement. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon
Section 2.01(c) of the Parker Agreement, which provides for discharge for "any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so." Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.

On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No arbitrator has been appointed and no date for an arbitration hearing has been set.

Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of March 27, 2005.

(5) On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. On January 18, 2005, Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement if a termination occurs following a change of control plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing is scheduled to begin on August 8, 2005.

The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason". On May 4, 2004, the board of directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment, and costs and fees. No accrual for any such amounts has been made as of March 27, 2005.

(6) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                           INCOME          SHARES      PER SHARE
                                       (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                         -----------     -------------    ------


THREE  MONTHS  ENDED  MARCH  27,  2005
BASIC  EPS
Income Available to Common Shareholders  $   (20)         10,089        $      -
Effect of Dilutive Securities - Stock Options                 28
                                                              --
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                    $   (20)         10,117        $      -
                                        =========       =========       ========

THREE  MONTHS  ENDED  MARCH  28,  2004
BASIC  EPS
Income Available to Common Shareholders  $   617          10,079        $   0.06
Effect of Dilutive Securities - Stock Options                 53
                                                              --
DILUTED  EPS
Income Available to Common Shareholders
& Assumed Conversions                    $   617          10,132        $   0.06
                                        =========       =========       ========




NINE  MONTHS  ENDED  MARCH  27,  2005
BASIC  EPS
Income Available to Common Shareholders  $   316           10,109       $   0.03
Effect of Dilutive Securities - Stock Options                  33
                                                               --
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                    $   316           10,142       $   0.03
                                        =========       =========       ========

NINE  MONTHS  ENDED  MARCH  28,  2004
BASIC  EPS
Income Available to Common Shareholders  $ 1,679           10,070       $   0.17
Effect of Dilutive Securities - Stock Options                  44
                                                               --
DILUTED  EPS
Income  Available  to  Common  Shareholders
& Assumed Conversions                    $ 1,679           10,114       $   0.17
                                        =========       =========       ========


(7) Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company's reportable segments for the three months and nine month periods ended March 27, 2005 and March 28, 2004 (in thousands).





                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                        -------------------          ------------------

                                       MARCH 27,    MARCH 28,    MARCH 27,    MARCH 28,
                                            2005         2004         2005         2004
                                      -----------  -----------  -----------  -----------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $   11,859   $   12,774   $   36,981   $   39,304
 Franchise and Other . . . . . . . .       1,542        1,775        4,605        5,272
 Intersegment revenues . . . . . . .          80          173          255          537
                                      -----------  -----------  -----------  -----------
   Combined. . . . . . . . . . . . .      13,481       14,722       41,841       45,113
 Less intersegment revenues. . . . .         (80)        (173)        (255)        (537)
                                      -----------  -----------  -----------  -----------
   Consolidated revenues . . . . . .  $   13,401   $   14,549   $   41,586   $   44,576
                                      ===========  ===========  ===========  ===========

 OPERATING PROFIT:
 Food and Equipment Distribution (1)          41          846          576        1,964
 Franchise and Other (1) . . . . . .         563          567        1,754        2,075
 Intersegment profit . . . . . . . .          24           51           70          142
                                      -----------  -----------  -----------  -----------
   Combined. . . . . . . . . . . . .         628        1,464        2,400        4,181
 Less intersegment profit. . . . . .         (24)         (51)         (70)        (142)
 Corporate administration and other.        (635)        (477)      (1,841)      (1,265)
                                      -----------  -----------  -----------  -----------
   Income before taxes . . . . . . .  $      (31)  $      936   $      489   $    2,774
                                      ===========  ===========  ===========  ===========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $   13,060   $   14,201   $   40,593   $   43,523
 Foreign countries . . . . . . . . .         341          348          993        1,053
                                      -----------  -----------  -----------  -----------
   Consolidated total. . . . . . . .  $   13,401   $   14,549   $   41,586   $   44,576
                                      ===========  ===========  ===========  ===========

 (1)             Does  not  include  full  allocation  of  corporate  administration.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words "believe," "expect," "anticipate," "estimate," "intends," "opinion," "potential" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results, and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading "Factors That May Affect Future Results." These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Except as the context otherwise requires, references herein to "the Company,""we," or "our" refer to the business of Pizza Inn, Inc. and its consolidated subsidiaries.

                              RESULTS OF OPERATIONS
OVERVIEW

     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn ". At March 27, 2005, there were 410 Pizza Inn restaurants, consisting of two Company-owned restaurants and 408 franchised restaurants. Domestic restaurants are operated as: (i) 210 buffet restaurants ("Buffet Units") that offer dine-in, carry-out, and, in most cases, delivery services; (ii) 54 restaurants that offer delivery and carry-out services only ("Delco Units"); and (iii) 74 express units ("Express Units") typically located within a convenience store, college campus building,  airport  terminal,  or  other  commercial  facility  that offer quick carry-out service from a limited menu. Of these franchised restaurants, 336 were located in 18 states predominately situated in the southern half of the United States. Additionally, we have 72 international restaurants located in 11 foreign countries.

REVENUES

     Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by our Norco division to franchisees, franchise royalties, and area development rights. Management believes that key performance indicators in evaluating financial results include chainwide retail sales, the number and type of operating restaurants and the percentage of product and supplies such restaurants purchase from our Norco Division. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which is driven by changes in same store sales and restaurant count.

FOOD  AND  SUPPLY  SALES

     Food and supply sales by the Company's Norco division include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended March 27, 2005 decreased 7%, or $915,000, to $11,859,000 from $12,774,000 compared to the comparable period last year. The decrease in revenues for the three month period ended March 27, 2005 compared to the quarter ended March 28, 2004 is primarily due to a decline of 5.3% in overall chainwide retail sales, which negatively impacted product sales at our distribution division by approximately $487,000.
Additionally, the Company lowered sales prices on certain key ingredients, including dough products and tomato tidbits, for these comparable periods, which negatively impacted revenues by approximately $290,000. For the nine month period ended March 27, 2005, food and supply sales decreased 6%, or $2,323,000, to $36,981,000 from $39,304,000 for the comparable period in the previous year. For the nine month period ended March 27, 2005, lower prices for certain key ingredients negatively impacted revenue by approximately $859,000 and a 3.1% decline in overall chainwide retail sales negatively impacted non-cheese product sales by approximately $760,000. In addition, cheese product sales were approximately $326,000 lower than the comparable nine month period in the prior year due to lower retail sales which were partially offset by higher cheese prices.

FRANCHISE  REVENUE

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license (collectively, "Territory") sales, decreased $4,000 for the three month period ended March 27, 2005 compared to the comparable period last year and decreased 4% or $154,000 for the nine month period ended March 27, 2005 compared to the comparable period last year. International royalties were higher for the comparable nine month period in the previous year as a result of the collection of previously unrecorded past due royalties, which were partially offset by lower retail sales. The following chart summarizes the major components of franchise revenue (in thousands):



                                                               Three Months Ended            Nine Months Ended
                                                               -------------------           ------------------
                                                                March 27,           March 28,   March 27, March 28,
                                                                   2005                2004        2005        2004
                                                    -------------------  ------------------  ----------  ----------
     Domestic royalties. . . . . . . . . . . . . .  $             1,208  $            1,172  $    3,475  $    3,396
     International royalties . . . . . . . . . . .                   92                 100         269         284
     Previously unrecorded international royalties                    -                   -           -         173
     Domestic franchise fees . . . . . . . . . . .                   19                  51         140         172
     International development fees. . . . . . . .                    -                   -           -          13
                                                    -------------------  ------------------  ----------  ----------
     Franchise revenue . . . . . . . . . . . . . .  $             1,319  $            1,323  $    3,884  $    4,038
                                                    ===================  ==================  ==========  ==========

RESTAURANT  SALES

     Restaurant sales, which consist of revenue generated by Company-owned stores, decreased 51% or $229,000 for the three month period ended March 27, 2005, compared to the comparable period of the prior year. For the nine month period ended March 27, 2005, restaurant sales decreased 42% or $513,000 compared to the comparable period in the prior year. The decreases for both comparable periods are the result of the sale of one buffet unit, which was replaced by a smaller, lower sales volume Delco unit, and lower comparable sales at the other Company-owned buffet unit. The following chart details the revenues at the respective Company-owned restaurants (in thousands):



                                                       Three Months Ended                 Nine Months Ended
                                                       -------------------               ------------------
                                                         March 27,           March 28,   March 27,  March 28,
                                                             2005                2004        2005        2004
                                              -------------------  ------------------  ----------  ----------
     Buffet unit . . . . . . . . . . . . . .  $               140  $              157  $      437  $      484
     Buffet unit - sold end of February 2004                    -                 161           -         616
     Delco unit - opened mid-January 2004. .                   83                 134         284         134
                                              -------------------  ------------------  ----------  ----------
     Restaurant sales. . . . . . . . . . . .  $               223  $              452  $      721  $    1,234
                                              ===================  ==================  ==========  ==========

COSTS  AND  EXPENSES

COST  OF  SALES

Cost of sales decreased 5% or $561,000 for the three month period ended March 27, 2005 and decreased 3% or $1,255,000 for the nine month period ended March
27, 2005 compared to the comparable periods in the prior year, respectively. These decreases are the result of lower retail sales and lower payroll costs as a result of earlier staff reductions. Cost of sales, as a percentage of sales for the three month ended March 27, 2005 and the nine month period ended March 27, 2005, increased to 93% from 89% and increased to 93% from 90% from the comparable periods last year, respectively. These percentage increases are primarily due to higher product costs of approximately 5% offset partially by payroll savings of $72,000 for the quarter and $218,000 for the nine month period resulting from earlier staff reductions. Although the Company does not currently intend to raise prices to compensate for the increases in product costs referenced, in part, because we do not believe that we would be able to do so as a result of the competitive environment in which we operate, it may become necessary to increase prices in the future. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel), fluctuations in interest rates, and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of franchises and Territories. These costs decreased 15% or $124,000 for the three month period ended March 27, 2005 and decreased 14% or $336,000 for the nine month period ended March 27, 2005 compared to the comparable periods last year, respectively. These decreases in both periods are primarily the result of lower payroll and related expenses resulting from earlier staff reductions and are partially offset by higher product research expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 61% or $497,000 for the three month period ended March 27, 2005 and 36% or $925,000 for the nine month period ended March 27, 2005, compared to the comparable periods last year. The previous year's quarter included the reversal of $390,000 in legal reserves relating to the settlement of the fax litigation, partially offset by proxy solicitation expenses of $190,000. In addition, the current year includes legal expenses related to on-going litigation and related matters described previously which are partially offset by lower payroll and related expenses resulting from earlier staff reductions. The Company anticipates a higher level of legal expenses from the on-going litigation and related matters described previously, until all such matters are resolved. The following chart summarizes the primary variances in general and administrative expenses (in thousands):

                                                    Three Months Ended       Nine Months Ended
                                                   March 27,    March 28,   March 27,   March 28,
                                                       2005        2004         2005        2004
                                                 ----------  -----------  ----------  -----------
     Legal fees . . . . . . . . . . . . . . . .  $      482  $     (298)  $      818  $     (112)
     Proxy solicitation and related filing fees          16         207           53         228
     Executive search fees. . . . . . . . . . .          71           -          117           -
                                                 ----------  -----------  ----------  -----------
     Primary variances in general
         and administrative expenses. . . . . .  $      569  $      (91)  $      988  $      116
                                                 ==========  ===========  ==========  ===========

INTEREST  EXPENSE

     Interest expense increased 5% or $7,000 for the three month period ended March 27, 2005 and decreased 8% or $39,000 for the nine month period three month period ended March 27, 2005, compared to the comparable periods of the prior year due to lower debt balances offset by higher interest rates.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased 103% or $330,000 for the quarter and 84% or $922,000 for the nine month period compared to the comparable periods in the prior year. The effective tax rate was 35% for the quarter, 34% for the comparable period in the previous year, 35% for the nine month period, and 39% for the comparable nine month period in the previous year.

RESTAURANT  OPENINGS  AND  CLOSINGS

     During the first nine months of fiscal 2005 a total of 22 new Pizza Inn franchise units opened, including 17 domestic and 5 international. Domestically, 17 units were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance during this nine month period. No international units were closed during the nine month period ended March 27, 2005. The following chart summarizes store activity for the nine month period ended March 27, 2005 compared to the comparable period in the prior year:




Nine months ending March 27, 2005

                                    Beginning                  Concept  End of
                                    of Period  Opened   Closed  Change   Period
                                    ---------  -------  ------  -------  ------
 Buffet. . . . . . . . . . . . . .        212        7       9       -      210
 Delco . . . . . . . . . . . . . .         53        4       2      (1)      54
 Express . . . . . . . . . . . . .         73        6       6       1       74
 International . . . . . . . . . .         67        5       -       -       72
                                    ---------  -------  ------  -------  ------
 Total . . . . . . . . . . . . . .        405       22      17       -      410
                                    =========  =======  ======  =======  ======


 Nine months ending March 28, 2004

                                    Beginning                  Concept  End of
                                    of Period  Opened   Closed  Change   Period
                                  -----------  ------   ------  ------   ------
 Buffet. . . . . . . . . . . . . .        220        8       9       -      219
 Delco . . . . . . . . . . . . . .         56        2       5       1       54
 Express . . . . . . . . . . . . .         75        3       5      (1)      72
 International . . . . . . . . . .         59        8       -       -       67
                                    ---------  -------  ------  -------  ------
 Total . . . . . . . . . . . . . .        410       21      19       -      412
                                    =========  =======  ======  =======  ======



                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income, deferred taxes, depreciation and amortization, and changes in working capital. In the first nine months of fiscal 2005, the Company generated cash flows of $520,000 from operating activities as compared to $3,439,000 for the same period in fiscal 2004. Cash provided by operations was utilized primarily to make capital expenditures, repurchase shares of the Company's own stock and pay down debt. Reductions in cash flows from operating activities for the nine month period ended March 27, 2005 as compared to the comparable period last year resulted from lower net income in the current year and recoveries of bad debt and non-cash settlements of accounts receivable in the prior year.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first nine months of fiscal 2005, the Company used cash of $721,000 for investing activities as compared to $1,198,000 for the comparable period in fiscal 2004. The cash used during the first nine months of fiscal 2005 consisted primarily of costs associated with development of a new Company-owned store, purchase of warehouse equipment, construction of additional parking for the warehouse and purchase of new software. In the prior year, the Company used $682,000 to re-acquire an area development territory.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions and exercise of stock options. Net cash used for financing activities was $246,000 in the first nine months of fiscal 2005 as compared to cash used for financing activities of $2,428,000 for the comparable period in fiscal 2004.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $137,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The Company's prior net operating loss carryforwards and alternative minimum tax carryforwards have now been fully utilized and the Company began making estimated quarterly tax payments in January 2004.

     The Company entered into an agreement on February 11, 2005, effective December 26, 2004 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $3.0 million revolving credit line that will expire December 23, 2005, replacing a $4.0 million line that was due to expire October 1, 2005. Interest on the revolving credit line is payable monthly. Interest is provided for at a rate equal to prime plus 0.50%, or, at the Company's option, at the LIBOR rate plus 2.75%. A 0.375% annual commitment fee is payable on any unused portion of the revolving credit line. As of March 27, 2005 and March 28, 2004, the variable interest rates were 6.00% and 2.59%, using a prime and LIBOR rate basis, respectively. Amounts outstanding under the revolving credit line as of March 27, 2005 and March 28, 2004 were $1.4 million and $1.3 million, respectively.

          The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to prime or, at the Company's option, at the LIBOR rate plus 2.25%. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $6.8 million at March 27, 2005 and $7.2 million at March 28, 2004.

          Wells Fargo notified the Company on February 4, 2005 that it had not been given proper notice of the Company's repurchase of shares of its common stock, and that as a result an event of default existed under the Company's loan agreement. Such event of default was waived by Wells Fargo upon execution of the Revolving Credit Agreement.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At March 27, 2005 there was no hedge ineffectiveness.

          The Company is in arbitration proceedings with Messrs. Parker and Clark, as previously described. Although the ultimate outcome of the arbitration proceedings cannot be projected with certainty at this time, the Company believes that its claims against Messrs. Parker and Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceedings could materially affect the Company's financial position, results of operations and liquidity. In the event the Company is unsuccessful, it could be liable to Messrs. Parker and Clark for approximately $6.2 million under the Parker Agreement and the Clark Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Messrs. Parker and Clark severance payments or any other compensation, but it believes it has the ability to make any payments required by an adverse determination. No accrual for any amount has been made as of March 27, 2005. The Company anticipates a higher level of legal expenses from the on-going litigation and related matters described previously, until all such matters are resolved.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 27, 2005 (in thousands):




                                                                                              After
                                                                                             Fiscal
                                                    Fiscal Year   Fiscal Years   Fiscal Years  Year
                                           Total .       2005     2006 - 2007    2008 - 2009   2009
                                    ------------  ------------  -------------     ----------  -----
Bank debt (1) . . . . . . . . . .  $      8,249  $       1,817  $         812  $       5,620    $ -
Operating lease obligations . . .         1,992            897            893            180     22
Capital lease obligations (1) . .            25             10             15              -      -
                                   ------------  -------------  -------------  -------------    ---
Total contractual cash obligations.$     10,266  $       2,724  $       1,720  $       5,800    $22
                                     ============  =============  =============  =============  ===

(1)     Does  not  include  amount  representing  interest.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

     The Company believes the following critical accounting policies require estimates about the effect of matters that are inherently uncertain, are susceptible to change, and therefore require subjective judgments. Changes in the estimates and judgments could significantly impact our results of operations and financial conditions in future periods.

     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, general customer creditworthiness, and the franchisee's ability to pay, based upon the franchisee's sales, operating results, and other general and local economic trends and conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

     Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, general customer creditworthiness, and a franchisee's ability to pay, based upon the franchisee's sales, operating results, and other general and local economic trends and conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

     Inventory, which consists primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out) cost or market. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. If the Company's demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on our gross margin.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company's analysis of existing tax credits by jurisdiction and expectations of the Company's ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be materially impacted by changes in future taxable income and the results of tax strategies.

     The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of the cases and consultations with external counsel and provides for an exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements are based upon management's current expectations and assumptions about future events. The following cautionary statements are being made pursuant to the provisions of the 1995 Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the 1995 Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

-     Our  ability  to  maintain  good  relationships  with  our  franchisees;

- Our ability to compete domestically and internationally in our intensely competitive industry;

-     Our  ability  to  successfully  implement  cost-saving  strategies;

- Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

-     Adverse  legal  judgments  or  settlements;

-     The  ability  to  obtain ingredients from alternative suppliers if needed;

- Increased advertising promotions and discounting by competitors which may adversely affect sales;

-     New  product  and  concept  developments  by  food  industry  competitors;

- Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution center with qualified personnel;

-     Our  ability  to  pay  principal  and  interest  on  our  debt;

-     Our  ability  to  borrow  in  the  future;

-     Adverse  legislation  or  regulation;

-     Changes  in  consumer  taste,  demographic  trends  and  traffic patterns;

- Health- or disease-related disruptions or consumer concerns about the commodity supply;

- Continuation of certain trends and general economic conditions in the industry; and

-     Adequacy  of  insurance  coverage.

     We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     At March 27, 2005, the Company has approximately $6.9 million of variable rate debt obligations outstanding with a weighted average interest rate of 3.63%. A hypothetical 10% increase in the effective interest rate for these borrowings, assuming debt levels at March 27, 2005, would have increased interest expense by approximately $19,000 for the nine month period ended March 27, 2005. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $6.9 million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

     The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered By this Quarterly Report on Form 10-Q.Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No arbitrator has been appointed and no date for an arbitration hearing has been set.

          Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of March 27, 2005.

     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The lawsuit alleges that during the course of representation of the Company, the firm and Mr.
Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the lawsuit alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections, or expectations at this time regarding the outcome of this matter.

          On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the board of directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. On January 18, 2005, Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement if a termination occurs following a change of control plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing is scheduled to begin on August 8, 2005.

     The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason". On May 4, 2004, the board of directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment, and costs and fees. No accrual for any such amounts has been made as of March 27, 2005.

------
ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  THE  USE OF PROCEEDS
--------------------------------------------------------------------------------

     The Company made the following share repurchases in the quarter covered by this report:



                                                            Total Number         Maximum
                                                               Of Shares         Number Of
                                                        Purchased As Part  Shares That May
                                            Average         Of Publicly     Yet Be Purchased
                     Total Number  Of      Price Paid     Announced Plans   Under The Plans
Period               Shares Purchased      Per Share        Or Programs       Or Programs
-------------------  -----------------  ----------------  ----------------  ---------------
Month #1
December 27, 2004 -
January 30, 2005. .             14,745  $           2.90            14,745        1,051,659

Month #2
January 31, 2005 -
February 27, 2005 .                  -                 -                 -        1,051,659

Month #3
March 1, 2005 - . .                  -  $              -                 -        1,051,659
March 27, 2005
                     -----------------  ----------------  ----------------  ---------------
Total . . . . . . .             14,745  $           2.90            14,745        1,051,659
                     =================  ================  ================  ===============


     The Company purchased 2,200 shares of its common stock on December 27, 2004, 5,945 shares on December 29, 2004, 2,200 shares on December 30, 2004 and 4,400 shares on December 31, 2004 as part of plan approved by the board of directors of the Company on August 15, 2001 and publicly announced on August 16, 2001. The Company was approved to purchase up to 1,500,000 shares of its own common stock as part of the plan and a predecessor plan. There are 1,051,659 shares that may yet be purchased as part of these plans. These plans have no expiration date.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None

------
ITEM  5.  OTHER  INFORMATION
----------------------------

     Wells Fargo notified the Company on February 4, 2005 that Wells Fargo had not been given proper notice of the Company's purchase of shares of its common stock, and that as a result an event of default existed under the Company's loan agreement. Such event of default was waived by Wells Fargo upon execution of the Revolving Credit Agreement.

ITEM  6.  EXHIBITS
------------------

3.1     Restated  Articles  of  Incorporation

3.2     Amended  and  Restated  By-laws

10.1 Letter Agreement dated February 9, 2005 between the Company and Wells Fargo Bank, N.A. (filed as item 10.1 on Form 10-Q for the quarterly period ended December 26, 2004 and incorporated herein by reference)

10.2 Second Amendment to Third Amended and Restated Loan Agreement and Amendment to Real Estate Note dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item
1.01  on  Form  8-K  on  February 15, 2005 and incorporated herein by reference)

10.3 Eighth Amended and Restated Revolving Credit Note Agreement dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item 1.01 on Form 8-K on February 15, 2005 and incorporated herein by reference)

10.4 Employment Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 1.01 on Form 8-K on April 5, 2005 and incorporated herein by reference)

10.5 Non-Qualified Stock Option Agreement dated March 31, 2005 between the Company and Timothy P. Taft.

10.6     Executive  Compensation Agreement dated April 22, 2005 between the
Company and Ward T. Olgreen (filed as item 1.01 on Form 8-K on April 26, 2005 and incorporated herein by reference)

10.7 Executive Compensation Agreement dated April 22, 2005 between the Company and Shawn M. Preator (filed as item 1.01 on Form 8-K on April 26, 2005 and incorporated herein by reference)

31.1     Certification  of  Chief  Executive Officer as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Timothy  P.  Taft
                                           --------------------
                                        Timothy  P.  Taft
                                        Chief  Executive  Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer






Dated:  May  6,  2005