Form 10-K
period 2005-06-26
PIZZA INN INC /MO/
filed 2005-09-23
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  FISCAL  YEAR  ENDED  JUNE  26,  2005.
     Transition  report  pursuant  to  Section  13  or  15(d)  of the Securities
        Exchange  Act  of  1934
        For  the  transition  period  from  _____  to  _____.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]_ No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of December 26, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,371,275, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of such date.

     As of September 19, 2005, there were 10,108,494 shares of the registrant's common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report is incorporated by reference from the registrant's definitive proxy statement required to be filed pursuant to Regulation 14A in connection with the registrant's next annual meeting of shareholders, which is expected to be held in December 2005.

                                     PART I

ITEM  1  -  BUSINESS

GENERAL

     Pizza Inn, Inc. and its subsidiaries (collectively referred to as the "Company", "Pizza Inn" or in the first person notations of "we", "us" and "our") operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark "Pizza Inn". Through our Norco Restaurant Services Company ("Norco") division, we are also a food, equipment and supply distributor to our domestic and international system of restaurants.

     On September 19, 2005, the Pizza Inn system consisted of 391 restaurants, including four Company-owned restaurants, and 387 franchised restaurants. The domestic franchised restaurants are comprised of 191 buffet restaurants, 50 delivery/carry-out restaurants and 71 express restaurants. The international franchised restaurants are comprised of 17 buffet restaurants, 44 delivery/carry-out restaurants and 14 express restaurants. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, and Arkansas accounting for approximately 35%, 14%, and 8%, respectively, of the total number of domestic restaurants.

OUR  HISTORY

     Pizza Inn has offered consumers affordable, quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ SmallCap Market under the ticker symbol "PZZI".

OUR  CONCEPTS

     We offer three concepts: buffet, delivery/carry-out and express. Each is designed to enhance the smooth flow of food ordering, preparation and service, and we believe that the overall configuration of each results in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of our food products. Our restaurants may be configured to adapt to a variety of building shapes and sizes, offering the flexibility necessary for our concepts to be operated at any number of otherwise suitable locations.

     Our focused menu is designed to present an appealing variety of high quality of pizza and side items to our customers. Our basic buffet restaurant menu offers three main crusts (Original Thin Crust, New York Pan and Italian), with standard toppings and special combinations of toppings. Buffet restaurants also offer pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Delivery/carryout restaurants usually offer the three main crusts and some combination of side items. We believe that our focus on three main crust types creates a better brand identity among customers, improves operating efficiency and maintains food quality and consistency.

     Our buffet and delivery/carry-out concepts feature crusts that are hand-made from dough made fresh in the restaurant each day. We do not use a centralized commissary for mass production of dough and our dough is never frozen (with the exception of certain dough products used in the express concept for pizza, discussed below). Pizza Inn pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. Domestically, all ingredients and toppings can be purchased from Norco, which makes deliveries to each domestic restaurant in our system at least once a week. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

     Buffet  Restaurants
     -------------------

     These restaurants offer dine-in and carryout service and, in many cases, also offer delivery service. They are generally located in free standing buildings or in-line locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard buffet restaurants are between 3,000 and 5,000 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere. Buffet restaurants also offer catering service.

     The buffet is typically offered at prices from $4.29 to $5.99, and the average ticket price per meal, including a drink, is approximately $6.38 per person for fiscal year 2005. These averages are slightly higher in restaurants offering beer and wine.

     We are developing and implementing a new image and layout for our domestic buffet concept, which we believe may increase retail sales and market share through a stronger market presence, greater brand awareness and enhanced customer satisfaction. This program involves significant exterior and interior changes in signage, color schemes and work flow and dining area configuration, including the addition of a back-fed buffet bar offering attractive and efficient presentation, a greater variety of products and increased operating efficiency. The design features vibrant colors, graphic accents, a contemporary interior and updated signage and logos. Some restaurants will feature game rooms, which will offer a range of electronic game entertainment for the entire family. Interiors will feature selected memorabilia capturing some of the milestones in our nearly 50 years of operation. Additionally, guests will enjoy the convenience of curbside service. This new buffet concept is being introduced in several new Company-owned restaurants, as well as in new and certain existing franchised restaurants.

     Delivery/Carryout  Restaurants
     ------------------------------

     These restaurants offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments. These relatively small restaurants, occupying approximately 1,000 square feet, are primarily production facilities and, in most instances, do not offer seating. Because these restaurants do not typically offer dine-in areas, they usually do not require expensive real estate leasehold or ownership costs and are relatively less expensive to build and equip. The decor of these restaurants is designed to be bright and highly visible and feature neon, lighted displays and awnings.

     We attempt to locate these restaurants strategically to facilitate timely delivery service and to provide easy access for carryout service. We believe that there are continuing opportunities for strategic development for the delivery/carry-out concept, whether as a primary means of market development in carefully targeted areas, or as "in-fills" in buffet markets to serve an identifiable customer segment and capture additional market share.

     Express  Restaurants
     --------------------

     These restaurants offer us the opportunity to serve our customers through a variety of non-traditional points of sale. Express restaurants are typically located in a convenience store, food court, college campus, airport terminal, athletic facility or other commercial facility. They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages. An express restaurant typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial host facility or who is licensed at one or more locations within the facility. We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency. Like the delivery/carry-out restaurants, express restaurants are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor, real estate or square footage of a traditional buffet restaurant.

SITE  SELECTION

     We consider the restaurant site selection process critical to the restaurant's long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics and other competitive factors. We also rely on the franchisee's knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of the Company's development team will visit each potential domestic Company-owned restaurant location. We try to locate franchised and Company-operated restaurants in retail strip centers or freestanding buildings offering visibility, curb appeal and accessibility.

DEVELOPMENT  AND  OPERATIONS

     We intend to continue our expansion domestically in markets where we believe there exists significant long-term earnings growth potential, and where we believe that we can use our competitive strengths to establish brand recognition and gain local market share. We believe our franchise-oriented business model will allow us eventually to expand our franchised restaurant base with limited capital expenditures and working capital requirements. While we plan to expand our domestic restaurant base primarily through opening new franchised restaurants, we also will continually evaluate our mix of Company-operated and franchised restaurants and may strategically develop Company-operated restaurants, acquire franchised restaurants and re-franchise
Company-operated restaurants. We believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.

     The specific rate at which we will be able to expand through franchise development is determined in part by our success at selecting qualified franchisees, by identifying satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.

     Franchise  Operations
     ---------------------

     We have adopted a franchising strategy that has two major components: continued development within our existing market areas and new development in strategically targeted domestic territories. We also intend to continue to seek appropriate international development opportunities.

     Franchise and development agreements. Our current forms of franchise agreements provide for: (i) a franchise fee of $20,000 for a buffet restaurant, $7,500 for a delivery/carry-out restaurant and $5,000 for an express restaurant,
(ii) an initial franchise term of 20 years for a buffet restaurant and ten years for a delivery/carry-out or express restaurant, plus a renewal term of ten years for each concept, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan ("PIAP") or to the Company, as discussed below, (iv) royalties equal to 4% of gross sales for a buffet or delivery/carry-out restaurant, and 5% or 6%, as determined by the respective franchise agreements, of gross sales for an express restaurant, and (v) required advertising expenditures of at least 5% of gross sales for a buffet or delivery/carry-out restaurant, and 2% for an express restaurant. From time to time, the Company offers, to certain experienced restaurant operators, area developer rights in new and existing domestic markets. An area developer pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory. The area developer typically agrees to multi-restaurant development schedule and assists the Company in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

     The Pizza Inn concept was first franchised in 1963. Since that time, industry franchising concepts and development strategies have changed, and the Company's present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions that: (i) provide for an initial franchise term of 20 years (except as described below) and a renewal term, (ii) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (iii) require the franchisee to pay a franchise fee and continuing royalties, and (iv) except for express restaurants, prohibit the development of one restaurant within a specified distance from another.

     Training. The Company offers numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation. The training programs include group classes, supervised work in Company-operated restaurants and special field seminars. Initial and some supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses.
Restaurant managers train their staff through on-the-job training, utilizing videotapes and printed materials produced by the Company.

     Standards. We enforce a variety of standards over franchise operations to protect and enhance our brand. All franchisees are required to operate their restaurants in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Our efforts to maintain a consistent level of operations may result from time to time in closing certain restaurants that are not capable of achieving and maintaining a consistent level of quality operations. Each franchisee has full discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties.

     Company  Operations
     -------------------

     One of our long-term objectives is to continue to selectively expand the number of Company-owned restaurants by identifying appropriate opportunities in our targeted markets. We intend to concentrate our efforts in certain identified markets by opening a limited number of restaurants at locations developed by the Company or by selectively identifying opportunities to acquire restaurants operated by franchisees at negotiated prices. We believe that moving forward, our domestic network of Company- owned restaurants will play an important strategic role in our predominately franchised operating structure. In addition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. We also believe that as the number gradually increases, our Company-owned restaurants may add to the economies of scale available for advertising, marketing and other costs.

     We currently operate one buffet restaurant and one delivery/carry-out restaurant in the Dallas, Texas market. We are presently developing two additional buffet restaurants in Houston, Texas that were recently acquired from franchisees and we are constructing a new restaurant in Dallas, Texas. We anticipate that these restaurants will be open late in the second quarter of fiscal 2006. We are also considering opportunities to acquire select franchisee-owned restaurants in other markets. We do not currently intend to operate any delivery/carry-out restaurants or express restaurants other than the one we currently own.

     Our ability to open Company-owned restaurants is affected by a number of factors, including, the terms of available financing, our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals and our capacity to supervise construction and to recruit and train management personnel.

     International  Operations
     -------------------------

     From time to time we also offer master franchise rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties. A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option. The master licensee agrees to a multi-restaurant development schedule and the Company trains the master licensee to monitor and assist franchisees in their territory with local service and quality control, with support from the Company. In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement. Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee, but subject to our approval.

     We opened our first restaurant outside of the United States in the late 1970s, and, as of June 26, 2005, there were 74 restaurants operating internationally, with 43 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia. Our master licensee in Saudi Arabia has also developed several express restaurants at U. S. military facilities.

     Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with a minimum of direct control by the Company.

FOOD  AND  SUPPLY  DISTRIBUTION

     We believe that Norco, our food and supply distribution system, results in lower operating costs, improved food quality and increased customer satisfaction. Norco is able to leverage the advantages of volume purchasing of food, equipment and supplies for the franchisees' benefit in the form of a concentrated, one-truck delivery system, pricing efficiencies and product consistency. We negotiate directly with major suppliers to obtain competitive prices. Operators are able to purchase all products and ingredients from Norco, thereby reducing the logistical difficulties and added expense of maintaining multiple inventory, purchasing and delivery records. In order to assure product quality and consistency, our franchisees are required to purchase, from Norco, certain food products that are proprietary to the Pizza Inn system, including our flour mixture and spice blend. In addition, almost all franchisees purchase other supplies from Norco. Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

     Norco operates its central distribution facility six days per week, and delivers to all domestic restaurants weekly, utilizing a fleet of refrigerated tractor-trailers operated by Company drivers and independent owner-operators. Norco also ships products and equipment to international franchisees. Non-proprietary food and ingredients, equipment and other supplies distributed by Norco are generally available from several qualified sources. With the exception of several proprietary food products, the Company is not dependent upon any one supplier or limited group of suppliers. The Company contracts with established food processors for the production of its proprietary products.

     We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, and do not anticipate any difficulty in obtaining inventories or supplies in the foreseeable future. Prices charged to us by our suppliers are subject to fluctuation, and we may from time to time attempt to pass increased costs and savings on to our franchisees. We do not engage in commodity hedging.

ADVERTISING

     By communicating a common brand message at the regional, local market and store levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share. We offer or facilitate a number of ways for the brand image and message to be promoted at the local and regional levels.

     PIAP is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members. Each operator of a buffet or delivery/carry-out restaurant, including the Company, is entitled to membership in PIAP. Nearly all of the Company's existing franchise agreements for buffet and delivery/carry-out restaurants require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year. The Company does not have any ownership interest in PIAP. The Company provides certain administrative, marketing and other services to PIAP and is paid by PIAP for such services. As of September 19, 2005, the Company-operated stores and substantially all of our franchisees were members of PIAP. Operators of express restaurants do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to the Company to help fund purchases of express restaurant marketing materials and similar expenditures.

     Groups of franchisees in some of the Pizza Inn system's market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by the Company under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or the Company. Franchisees are required to conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives.

     We provide Company-operated and franchised restaurants with catalogs for the purchase of marketing and promotional items and pre-approved print and radio marketing materials. We have also developed an internet-based system, Pizza Inn Inn-tranet, by which all of our restaurants may communicate with us and place orders for marketing and promotional products.

TRADEMARKS  AND  QUALITY  CONTROL

     The Company owns various trademarks, including the name "Pizza Inn," that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, the Company has obtained trademark registrations in several foreign countries and has periodically re-filed and applied for registration in others. We believe that we hold the necessary rights for protection of the trademarks essential to our business and it is our regular policy to monitor the use of our trademarks around the world.

     The Company requires all restaurants to satisfy certain quality standards governing the products and services offered through use of the Company's trademarks.

GOVERNMENT  REGULATION

     We and our franchisees are subject to various federal, state and local laws affecting the operation of our restaurants. Each Pizza Inn restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, wage and hour, building and fire agencies in the state or municipality in which the restaurant is located.
Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant or require the temporary or permanent closing of existing restaurants in a particular area. Our distribution center is subject to regulation by state and local health and fire codes, and the operation of our trucks is subject to U.S. Department of Transportation regulations. We are also subject to state and federal environmental regulations.

     We are subject to Federal Trade Commission ("FTC") regulation and to various state laws regulating the offer and sale of franchises. Several state laws also regulate the substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship. Further government initiatives, such as proposed minimum wage rate increases, could adversely affect Pizza Inn as well as the restaurant industry in general.

EMPLOYEES

     As of September 19, 2005, we had approximately 167 employees, including 56 in our corporate office, 70 at our Norco division and 17 full-time and 24 part-time employees at the Company-operated restaurants. None of the Company's employees are currently covered by collective bargaining agreements. We believe that our employee relations are excellent.

INDUSTRY  AND  COMPETITION

     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than Pizza Inn. Competitors include a large number of international, national and regional restaurant chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are located or may be located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a "take and bake" concept. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

     With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. We believe that the principal competitive factors affecting the sale of franchises are product quality and price, value, consumer acceptance, franchisor experience and support and the quality of the relationship maintained between the franchisor and its franchisees. In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

     Our Norco division competes with both national and local distributors of food, equipment and other restaurant suppliers. The distribution industry is very competitive. The Company believes that the principal competitive factors in the distribution industry are product quality, customer service and price. Norco is the sole authorized supplier of certain proprietary products that all Pizza Inn restaurants are required to use.

  AVAILABLE  INFORMATION

     The Company files reports, including reports on Form 10-Q and Form 10-K, with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
                                                   ------------------

     We make available free of charge on or through our Internet website (http://www.pizzainn.com) our annual report on Form 10-K, quarterly reports on
       -----------------
Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We voluntarily will provide electronic or paper copies of our filings free of charge upon written request to: Corporate Secretary, Pizza Inn, Inc., 3551 Plano Parkway, The Colony, TX 75056.

FORWARD-LOOKING  STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA. Although we believe that our expectations are based upon reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the factors discussed in this Form 10-K under the heading "Risk Factors".

RISK  FACTORS

     Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained in this report, before deciding to invest in shares of our common stock. These risks could materially adversely affect our business, financial condition or results of operations. The trading price of our common stock could also be materially adversely affected by any of these risks.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS, SALES AND EARNINGS COULD BE MATERIALLY ADVERSELY AFFECTED.

     The restaurant industry in general, as well as the pizza segment of the industry, is intensely competitive, both internationally and domestically, with respect to price, service, location and food quality. We compete against many regional and local businesses. There are many well-established competitors with substantially greater brand awareness and financial and other resources than we have. Some of these competitors have been in existence for a substantially longer period than we have and may be better established in markets where restaurants we operate or that are operated by our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings and our systemwide restaurant operations.

     We could also experience increased competition from existing or new companies in the pizza segment of the restaurant industry. If we are unable to compete, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have a material adverse effect on our operating results.

     We also compete on a broader scale with quick service, fast casual and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, and convenience and concept.

     We compete within the food service market and the restaurant industry not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Norco is also subject to competition from outside suppliers. If other suppliers, who meet our qualification standards, were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from Norco, our financial condition, business and results of operations would be adversely affected.

     IF WE ARE NOT ABLE TO IMPLEMENT OUR GROWTH STRATEGY SUCCESSFULLY, WHICH INCLUDES OPENING NEW DOMESTIC AND INTERNATIONAL RESTAURANTS AND REIMAGING EXISTING RESTAURANTS, OUR ABILITY TO INCREASE OUR REVENUES AND OPERATING PROFITS COULD BE MATERIALLY ADVERSELY AFFECTED.

     A significant component of our growth strategy is opening new domestic and international franchise restaurants. We and our franchisees face many challenges in opening new restaurants, including, among other things, selection and availability of suitable restaurant locations and suitable employees, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, the hiring, training and retention of management and other personnel and securing required domestic or foreign governmental permits and approvals.

The opening of additional franchise restaurants and our reimaging program also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our reimaging program may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated.

Accordingly, there can be no assurance that we will be able to meet planned growth targets, open restaurants in markets now targeted for expansion or operate in existing markets profitably. In addition, even if we are able to continue to open new restaurants, we may not be able to keep restaurants from closing at a faster rate than we are able to open restaurants.

     AN INCREASE IN THE COST OF CHEESE OR OTHER COMMODITIES, INCLUDING FUEL AND LABOR, COULD ADVERSELY AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

     An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees even if we attempted to do so. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, availability, demand and other factors. Sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and distribution businesses. Labor costs are largely a function of the minimum wage for a majority of our restaurant and distribution center personnel and, generally, are a function of the availability of labor.

     SHORTAGES OR INTERRUPTIONS IN THE SUPPLY OR DELIVERY OF FOOD PRODUCTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We, and our franchisees are dependent on frequent deliveries of food products that meet our specifications. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution by Norco or otherwise, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

     CHANGES IN CONSUMER PREFERENCES AND PERCEPTIONS COULD DECREASE THE DEMAND FOR OUR PRODUCTS, WHICH WOULD REDUCE SALES AND HARM OUR BUSINESS.

     Restaurant businesses are affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, disposable purchasing power, traffic patterns and the type, number and location of competing restaurants. For example, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

     HEALTH CONCERNS OR DISEASE-RELATED DISRUPTIONS ABOUT COMMODITIES THAT WE USE TO MAKE PIZZA COULD MATERIALLY ADVERSELY AFFECT THE AVAILABILITY AND COST OF SUCH COMMODITIES.

     Health- or disease-related disruptions or consumer concerns about the commodity supply could materially adversely impact the availability and/or cost of such commodities, thereby materially adversely impacting restaurant operations and our financial results.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND ANY FAILURE TO COMPLY WITH EXISTING OR INCREASED REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to the preparation and sale of food; building and zoning requirements; environmental protection; minimum wage, citizenship, overtime and other labor requirements; compliance with the Americans with Disabilities Act; and working and safety conditions.

A significant number of hourly personnel employed by our franchisees and by us are paid at rates related to the federal minimum wage. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local wage proposals may increase labor costs for our systemwide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

     If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

     We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

     IF WE ARE NOT ABLE TO CONTINUE PURCHASING OUR KEY PIZZA INGREDIENTS FROM OUR CURRENT SUPPLIERS OR FIND SUITABLE REPLACEMENT SUPPLIERS OUR FINANCIAL RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

We are dependent on a few suppliers for our key ingredients. Domestically, we rely upon sole suppliers for our cheese, flour mixture and certain other key ingredients. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Our domestic restaurants purchase substantially all food and related products from our distribution division. Accordingly, both our Company-operated and franchised restaurants could be harmed by any prolonged disruption in the supply of products from Norco. Additionally, domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our distribution operation.

     OUR INTERNATIONAL AND DOMESTIC OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTERNATIONAL, REGIONAL, AND LOCAL ECONOMIC AND POLITICAL CONDITIONS.

     Our international and domestic operations are subject to many factors, including currency regulations and fluctuations, culture and consumer preferences, diverse government regulations and structures, availability and the cost of land and construction, ability to source ingredients and other commodities in a cost-effective manner and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

     EACH OF THE FOREGOING RISK FACTORS THAT COULD AFFECT RESTAURANT SALES OR COSTS COULD DISPROPORTIONATELY AFFECT THE FINANCIAL VIABILITY OF NEWLY OPENED RESTAURANTS AND FRANCHISEES IN UNDER-PENETRATED OR EMERGING MARKETS AND, CONSEQUENTLY, OUR OVERALL RESULTS OF OPERATIONS.

A decline in or failure to improve financial performance for this group of restaurants or franchisees could lead to an inability to successfully recruit new franchisees and open new restaurants and lead to restaurant closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, our distribution operations and support services efficiencies and other system-wide results of operations.

     WE FACE RISKS OF LITIGATION FROM CUSTOMERS, FRANCHISEES, EMPLOYEES AND OTHERS IN THE ORDINARY COURSE OF BUSINESS, WHICH DIVERTS OUR FINANCIAL AND MANAGEMENT RESOURCES. ANY ADVERSE LITIGATION OR PUBLICITY MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, hindering our ability to attract and retain franchisees and grow our business.

     Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

     For example, an adverse outcome to the proceedings involving Ronald W. Parker, the Company's former President and Chief Executive Officer, and B. Keith Clark, the Company's former Senior Vice President Secretary and General Counsel, could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under his employment agreement and for approximately $775,000 under Mr. Clark's employment agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of June 26, 2005. See the discussion under "Legal Proceedings" in this report.

     OUR EARNINGS AND BUSINESS GROWTH STRATEGY DEPENDS ON THE SUCCESS OF OUR FRANCHISEES, AND WE MAY BE HARMED BY ACTIONS TAKEN BY OUR FRANCHISEES THAT ARE OUTSIDE OF OUR CONTROL.

     A significant portion of our earnings comes from royalties generated by our franchised restaurants. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and revenues could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

     LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN NEW QUALIFIED PERSONNEL COULD HURT OUR BUSINESS AND INHIBIT OUR ABILITY TO OPERATE AND GROW SUCCESSFULLY.

     Our success will depend to a significant extent on our leadership team and other key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will depend on our ability to attract and retain qualified personnel to oversee our restaurants, distribution center and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

     OUR CURRENT INSURANCE COVERAGE MAY NOT BE ADEQUATE, AND INSURANCE PREMIUMS FOR SUCH COVERAGE MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN INSURANCE AT ACCEPTABLE RATES, OR AT ALL.

     Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

     OUR ANNUAL AND QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS DEPENDING ON VARIOUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECLINE SIGNIFICANTLY.

     Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include variations in the timing and volume of our sales and our franchisees' sales; the timing of expenditures in anticipation of future sales; sales promotions by us and our competitors; changes in competitive and economic conditions generally; and changes in the cost or availability of our ingredients (including cheese), fuel or labor. As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

ITEM  2  -  PROPERTIES

     The Company owns a 40,000 square foot facility housing its corporate office and training center and a 100,000 square foot warehouse and distribution facility. These buildings were constructed on approximately 11 acres of land in The Colony, Texas in 2001.

     The Company currently owns two Pizza Inn restaurants in the Dallas, Texas area. One Company-owned restaurant, a buffet, is operated from a leased location of approximately 3,865 square feet. Annual lease payments are approximately $14.00 per square foot. The lease expires in 2007 but has continuous three-year renewal options. The other Company-owned restaurant, a delivery/carry-out restaurant, was constructed on land the Company purchased north of Dallas, in Little Elm, Texas, in June 2003.

     In July 2005, the Company acquired the assets of two existing buffet restaurants from Houston, Texas-area franchisees. We are in the process of remodeling these restaurants and anticipate reopening them in October 2005. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option.

     In July 2005, the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas for the operation of a buffet restaurant at an annual rate of approximately $30.00 per square foot. We are currently in the process of finishing out the space and expect to have the restaurant operating in October 2005. The lease has a five-year term with multiple renewal options.

     We also own property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We have decided not to pursue development at that location and currently have the property under contract to sell to a third party.

ITEM  3  -  LEGAL  PROCEEDINGS

     We are subject to claims and legal actions in the ordinary course of our business. With the possible exception of the matters set forth below, we believe that all such claims and actions currently pending against us are either adequately covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided in a manner that is unfavorable to us.

     On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark has filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing is scheduled to begin on November 8, 2005.

     The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason." On May 4, 2004, the Board of Directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment and costs and fees. No accrual for any such amounts has been made as of June 26, 2005.

     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, ("Akin Gump") and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company believes that its claims against Akin Gump and Mr. Menges are well founded and intends to vigorously pursue all relief to which it may be entitled. On January 25, 2005, Akin Gump filed a motion with the court asking for this matter to be abated pending a determination in the Clark and Parker arbitrations. The court denied the motion but ruled that it would not set a trial date until after completion of the Clark and Parker arbitration hearings.

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

     On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No date for an arbitration hearing has been set.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of June 26, 2005.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The following matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year 2005 at the Company's 2004 Annual Meeting of Shareholders on June 23, 2005.

Item  1.  Election  of  Class  I  Directors.




Elected Directors        For     Against  Abstain
--------------------  ---------  -------  -------
 Bobby L. Clairday .  8,577,823  102,628   35,426
 John D. Harkey, Jr.  8,164,874   17,877  533,126
 Timothy P. Taft . .  8,179,874    2,877  533,126
 Mark E. Schwarz . .  8,130,825   51,926  533,126

Continuing Directors
--------------------
 Robert B. Page
 Ramon D. Phillips
 Steven J. Pully


Item 2. Approval of adoption of a stock award plan for non-employee directors as a successor plan to the 1993 Outside Directors Stock Award Plan that expired in 2003.

                        For. .  Against   Abstain
                      ---------  -------  -------
                      5,313,541  779,115    5,371


Item 3. Approval of adoption of an incentive stock award plan for employees as a successor plan to the 1993 Employee Stock Award Plan that expired in 2003.

                        For. .  Against   Abstain
                      ---------  -------  -------
                      5,849,542  245,990    2,495


Item 4. Approval of an amendment to the Company's Restated Articles of Incorporation to declassify the board of directors.

                        For. .  Against   Abstain
                      ---------  -------  -------
                      8,664,039   42,924    8,913


PART  II

ITEM  5  - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of September 19, 2005, there were approximately 2,045 stockholders of record of the Company's common stock.

     The Company's common stock is listed on the SmallCap Market of the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the symbol "PZZI". The following table shows the highest and lowest actual trade executed price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by the National Association of Securities Dealers. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.



                                      Actual Trade
                                     Executed Price
                                     High             Low
                                     ---------------  -----
    2005
    First Quarter Ended 9/26/2004 .  $          3.25  $2.39
    Second Quarter Ended 12/26/2004             3.26   2.63
    Third Quarter Ended 3/27/2005 .             2.95   2.25
    Fourth Quarter Ended 6/26/2005.             3.00   2.30

    2004
    First Quarter Ended 9/28/2003 .  $          3.95  $1.80
    Second Quarter Ended 12/28/2003             3.06   2.50
    Third Quarter Ended 3/28/2004 .             3.07   2.70
    Fourth Quarter Ended 6/27/2004.             3.09   2.58




     Under the Company's bank loan agreement, the Company is currently limited in its ability to pay dividends or make other distributions on its common stock and the Company believes that the loan agreement is likely to limit the Company's ability to take such actions in the future.

     The Company did not pay any dividends on its common stock during the fiscal years ended June 26, 2005 and June 27, 2004. Any determination to pay cash dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on its common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

A summary of equity compensation under all of the Company's equity compensation plans follows:



                       Number of Securities to    Weighted-average       Number of Securities
                       be issued upon exercise  exercise price of      remaining available for
Plan. . . . . . . . .  of outstanding options,  outstanding options,   future issuance under
Category. . . . . . .  warrants, and rights     warrants, and rights   equity compensation plans
---------------------  -----------------------  ---------------------  -------------------------
Equity Compensation
plans approved by
security holders. . .                  310,958  $                3.10                  1,457,142

Equity compensation
plans not approved by
security holders. . .                  500,000  $                2.50                          -
                       -----------------------  ---------------------  -------------------------
Total . . . . . . . .                  810,958  $                2.73                  1,457,142
                       =======================  =====================  =========================

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

 ITEM  6  -  SELECTED  FINANCIAL  DATA

     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 26, 2005, and should be read in conjunction with the financial statements and schedules in Item 8 of this report.



                                                                     Year Ended
                                                                      -----------
                                           June 26,    June 27,   June 29,   June 30,    June 24,
                                             2005        2004       2003       2002        2001
                                          -----------  ---------  ---------  ---------  ----------
                                                    (In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
  Total revenues . . . . . . . . . . . .  $    55,269  $  59,988  $  58,471  $  65,388  $  64,739

  Income before taxes. . . . . . . . . .          359      3,648      4,643      1,723      3,921
  Net income . . . . . . . . . . . . . .          204      2,243      3,093      1,137      2,480
  Basic earnings per common share. . . .         0.02       0.22       0.31       0.11       0.23
  Diluted earnings per common share. . .         0.02       0.22       0.31       0.11       0.23
  Dividends declared per common share. .            -          -          -          -       0.12

SELECTED BALANCE SHEET DATA:
  Total assets . . . . . . . . . . . . .       20,255     20,906     20,796     24,318 (1)  19,576
  Long-term debt and
       capital lease obligations . . . .        7,310      7,960      9,676     15,227      11,161

(1) Total assets in 2002 include a prior period adjustment of $296,000 to properly reflect deferred tax asset and liability balances. See Note A to the consolidated financial statements for further discussion.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words "believe," "expect,""anticipate," "estimate," "intends," "opinion," "potential" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, are set forth above under Item 1 and below under the heading "Risk Factors." These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

FISCAL  2005  COMPARED  TO  FISCAL  2004

OVERVIEW

     We are a franchisor and food and supply distributor to a system of restaurants operating under the trademark "Pizza Inn". At June 26, 2005, there were 398 Pizza Inn restaurants, consisting of two Company-owned restaurants and 396 franchised restaurants. At June 26, 2005, domestic restaurants were operated as: (i) 199 buffet restaurants that offer dine-in, carry-out and, in many cases, delivery services; (ii) 52 restaurants that offer delivery/carry-out services only; and (iii) 73 express restaurants that are typically located within a convenience store, college campus building, airport terminal or other commercial facility and offer quick carry-out service from a limited menu. The 324 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, we had 74 international restaurants located in nine foreign countries.

     Diluted earnings per share decreased 91% to $0.02 from $0.22 in the prior year. Net income decreased 91% to $204,000 from $2,243,000 in the prior year, on revenues of $55,269,000 in the current year and $59,988,000 in the prior year. Pre-tax income decreased 90% to $359,000 from $3,648,000. The decrease in net income is the result of lower food and supply sales created by lower restaurant sales combined with product cost inflation not passed on to the franchisees and planned reductions in prices on products sold to franchisees. The retention in cost inflation and the reduction in some pricing was designed to improve the store level economics and strengthen the system. In addition, legal fees increased $1,454,000, which included the prior-year reversal of $567,000 in legal reserves relating to the settlement of a previously resolved legal matter and for on going litigation and related matters.

Results  of  operations  for  fiscal 2005 and 2004 both include fifty-two weeks.

REVENUES

     Our revenues are primarily derived from sales of food, paper products and equipment and supplies by Norco to franchisees, franchise royalties, franchise fees and area development rights. Management believes that key performance indicators in evaluating financial results include chainwide retail sales, the number and type of operating restaurants and the percentage of product and supplies such restaurants purchase from Norco. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which is driven by changes in same store sales and restaurant count.

FOOD  AND  SUPPLY  SALES

     Food and supply sales by Norco include food and paper products, equipment, marketing materials and other distribution revenues. Food and supply sales decreased 7%, or $3,911,000, to $49,161,000 from $53,072,000 compared to the comparable period last year. The decrease is partially due to lower sales prices, reduced to improve the store level economics, on certain key ingredients, including dough products and tomato tidbits, which negatively impacted revenues by approximately $997,000. Cheese product sales were approximately $799,000 lower than the comparable period in the prior year due to the lower retail sales and were partially offset by higher overall cheese prices. Also contributing to the revenue decrease for the year was lower equipment sales of approximately $758,000 due to fewer store openings. Additionally, a decline of 2.6% in overall chainwide retail sales negatively impacted non-cheese, dough and tidbit sales by approximately $737,000. The sale of restaurant-level marketing materials to franchisees decreased $624,000.

FRANCHISE  REVENUE

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 4% or $238,000 compared to the comparable period last year primarily due to higher international royalties for the comparable period in the previous year as a result of the collection of international royalties previously deemed uncollectible. Additionally, domestic franchise fees were lower compared to the comparable period last year due to fewer store openings. The following chart summarizes the major components of franchise revenue (in thousands):




                                                               Twelve Months Ended
                                                                ------------------
                                                              June 26,        June 27,
                                                                       2005       2004
                                                       --------------------  ---------
     Domestic royalties . . . . . . . . . . . . . . .  $              4,624  $   4,557
     International royalties. . . . . . . . . . . . .                   365        380
     Collection of international royalties previously
       deemed uncollectible . . . . . . . . . . . . .                     -        173
     Domestic franchise fees. . . . . . . . . . . . .                   173        278
     International development fees . . . . . . . . .                     -         12
                                                       --------------------  ---------
     Franchise revenue. . . . . . . . . . . . . . . .  $              5,162  $   5,400
                                                       ====================  =========

RESTAURANT  SALES

     Restaurant sales, which consist of revenue generated by Company-owned stores, decreased 38% or $570,000 compared to the comparable period of the prior year. The decrease is the result of the sale of one buffet restaurant, which was replaced by a smaller, lower sales volume delivery/carry-out restaurant, and lower comparable sales at the other Company-owned buffet restaurant. The following chart details the revenues at the respective Company-owned restaurants (in thousands):



                                                                   Twelve Months Ended
                                                                  --------------------
                                                                     June 26,    June 27,
                                                                          2005       2004
                                                          --------------------  ---------
     Buffet restaurant . . . . . . . . . . . . . . . . .  $                574  $     647
     Buffet restaurant - sold February 2004. . . . . . .                     -        616
     Delivery/carry-out restaurant - opened January 2004                   372        253
                                                          --------------------  ---------
     Restaurant sales. . . . . . . . . . . . . . . . . .  $                946  $   1,516
                                                          ====================  =========

COSTS  AND  EXPENSES

COST  OF  SALES

     Cost of sales decreased 5% or $2,409,000 compared to the comparable period in the prior year. This decrease is the result of lower chainwide retail sales and lower payroll costs as a result of earlier staff reductions. Cost of sales, as a percentage of food and supply sales and restaurant sales, increased to 93% from 90% for the comparable period last year. This percentage increase is primarily due to higher product costs of approximately 3.3% offset partially by payroll savings of $1,001,000 resulting from earlier staff reductions. Although the Company does not currently intend to raise prices to compensate for the increases in product costs referenced, in part, because we do not believe that we would be able to successfully do so as a result of the competitive environment in which we operate, it may become necessary to increase prices in the future. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel), fluctuations in interest rates and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past year to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and Territories. These expenses decreased 12% or $384,000 compared to the comparable period last year. This decrease is primarily the result of lower payroll and related expenses resulting from earlier staff reductions and are partially offset by higher product research expenses.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 31% or $1,127,000 compared to the comparable period last year. The following chart summarizes the primary variances in general and administrative expenses (in thousands):




                                                  Twelve Months Ended
                                                 --------------------
                                            June 26,         June 27,
                                                      2005       2004
                                      --------------------  ----------
     Legal fees. . . . . . . . . . .  $              1,257  $    (197)
     Payroll . . . . . . . . . . . .                   758      1,122
     Consulting fees . . . . . . . .                   126         33
     Other . . . . . . . . . . . . .                   113          -
     Proxy solicitation. . . . . . .                    69        238
                                      --------------------  ----------
     Primary variances in general
         and administrative expenses  $              2,323  $   1,196
                                      ====================  ==========

     Legal fees in the prior year included the reversal of $567,000 in legal reserves relating to the settlement of a previously resolved legal matter. In addition, the current year includes legal expenses related to ongoing litigation and related matters described previously. The Company anticipates a higher level of legal expenses from the ongoing litigation and related matters described previously, until all such matters are resolved. The higher legal fees in the current year were partially offset by proxy solicitation expenses in the prior year of $190,000 and lower payroll and related expenses from earlier staff reductions.


INTEREST  EXPENSE

     Interest expense decreased 4% or $23,000 for the period ended June 26, 2005, compared to the comparable period of the prior year due to lower debt balances offset by higher interest rates.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased 89% or $1,250,000 compared to the comparable period in the prior year due to lower income in the current year. The effective tax rate was 43% compared to 39% in the previous year. The change in the effective tax rate is primarily due to the effect of permanent differences on lower net income in the current year as compared to the prior year.

RESTAURANT  OPENINGS  AND  CLOSINGS

     During fiscal 2005 a total of 29 new Pizza Inn franchise restaurants opened, including 22 domestic and 7 international. Domestically, 36 restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. No international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because (i) these amounts have been previously reserved for by us with respect to units that were closed during fiscal 2005 and (ii) these closed units were lower volume units whose financial impact on our business as a whole was immaterial. For those units that are anticipated to close or exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes store activity for the periods ended June 26, 2005 compared to the comparable period in the prior year:





Twelve months ending June 26, 2005

                                     Beginning                   Concept  End of
                                     of Period  Opened   Closed  Change   Period
                                     ---------  -------  ------  -------  ------
 Buffet . . . . . . . . . . . . . .        212        8      18      (3)     199
 Delivery/carry-out . . . . . . . .         53        6       8       1       52
 Express. . . . . . . . . . . . . .         73        8      10       2       73
 International. . . . . . . . . . .         67        7       -       -       74
                                     ---------  -------  ------  -------  ------
 Total. . . . . . . . . . . . . . .        405       29      36       -      398
                                     =========  =======  ======  =======  ======


 Twelve months ending June 27, 2004

                                     Beginning                   Concept  End of
                                     of Period  Opened   Closed  Change   Period
                                     ---------  -------  ------  -------  ------
 Buffet . . . . . . . . . . . . . .        220       12      20       -      212
 Delivery/carry-out . . . . . . . .         56        4       8       1       53
 Express. . . . . . . . . . . . . .         75       10      11      (1)      73
 International. . . . . . . . . . .         59        8       -       -       67
                                     ---------  -------  ------  -------  ------
 Total. . . . . . . . . . . . . . .        410       34      39       -      405
                                     =========  =======  ======  =======  ======


FISCAL  2004  COMPARED  TO  FISCAL  2003

OVERVIEW

     Diluted earnings per share decreased 29% to $0.22 from $0.31 in the prior year. Net income decreased 27% to $2,243,000 from $3,093,000 in the prior year, on revenues of $59,988,000 in the current year and $58,471,000 in the prior year. Pre-tax income decreased 21% to $3,648,000 from $4,643,000. The decrease in net income was primarily attributable to the reversal of a pretax charge in the prior year of approximately $1.9 million, which was originally recorded in June 2002, to reserve for a note receivable owed to the Company from C. Jeffrey Rogers, the Company's former Chief Executive Officer. The Company received payment in full for the note receivable in December 2002. See "Transactions with Related Parties."

     Results of operations for fiscal 2004 and 2003 both include fifty-two weeks.

REVENUES

FOOD  AND  SUPPLY  SALES

     Food and supply sales by Norco include food and paper products, equipment, marketing materials and other distribution revenues. Total food and supply sales increased 3% to $53,072,000 from $51,556,000 in the prior year due primarily to higher cheese prices.

FRANCHISE  REVENUE

     Franchise revenue, which includes royalties, license fees and income from area development and foreign master license (collectively, "Territory") sales, increased 5% or $265,000 in fiscal 2004 primarily due to higher international royalties, including the collection of previously unrecorded past due royalties which were offset by lower international development fees.

RESTAURANT  SALES

Restaurant sales, which consist of revenue generated by Company-operated stores, decreased 15% or $264,000 compared to the same period of the prior year. The
Company  opened  a  new  delivery/carry-out  restaurant on January 9, 2004.  The
Company also sold an existing buffet restaurant effective March 1, 2004. The year-to-date decrease is primarily the result of lower comparable sales.

COSTS  AND  EXPENSES

COST  OF  SALES

     Cost of sales increased 4% to $49,194,000 from $47,420,000 in the prior year. The increase in cost of sales is primarily the result of higher cheese prices. Block cheese prices averaged $1.61 per pound in fiscal 2004 vs. $1.13 per pound in fiscal 2003. This increase in cheese cost was partially offset by lower depreciation and amortization expenses and lower transportation costs. As a percentage of sales, cost of sales increased to 90.1% from 88.9% compared to the prior year.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and service of franchises and Territories. These expenses decreased 2.5% or $81,000 compared to last year primarily due to a departmental restructuring offset by added amortization costs from the reacquisition of area development rights for certain counties in Kentucky and Tennessee.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses decreased 13.7% or $571,000 in fiscal 2004. This is primarily the result of lower legal fees due to settlement of litigation for less than the previously accrued amount and lower amortization of a leasehold property and computer system implementation. These savings were partially offset by higher proxy solicitation expenses.

INTEREST  EXPENSE

     Interest expense decreased 22% or $176,000 in the current year due to lower average interest rates and debt levels in the current year.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased 9% or $145,000 due to a decrease in income as mentioned above. The effective tax rate was 39% compared to 33% in the prior year. The increase in the effective tax rate is primarily due to a provision made for state income tax and an increase in permanent differences.

RESTAURANT  OPENINGS  AND  CLOSINGS

     During fiscal 2004 a total of 34 new Pizza Inn franchise restaurants opened, including 26 domestic and 8 international restaurants. Domestically, 39 restaurants were closed by franchisees or terminated by the Company typically because of unsatisfactory standards of operation or performance. No international restaurants were closed.




Twelve months ending June 27, 2004

                                     Beginning                   Concept  End of
                                     of Period  Opened   Closed  Change   Period
                                     ---------  -------  ------  -------  ------
 Buffet . . . . . . . . . . . . . .        220       12      20       -      212
 Delco. . . . . . . . . . . . . . .         56        4       8       1       53
 Express. . . . . . . . . . . . . .         75       10      11      (1)      73
 International. . . . . . . . . . .         59        8       -       -       67
                                     ---------  -------  ------  -------  ------
 Total. . . . . . . . . . . . . . .        410       34      39       -      405
                                     =========  =======  ======  =======  ======


 Twelve months ending June 29, 2003

                                     Beginning                   Concept  End of
                                     of Period  Opened   Closed  Change   Period
                                     ---------  -------  ------  -------  ------
 Buffet . . . . . . . . . . . . . .        233        5      17      (1)     220
 Delco. . . . . . . . . . . . . . .         54        7       8       3       56
 Express. . . . . . . . . . . . . .         82        6      11      (2)      75
 International. . . . . . . . . . .         60        6       7       -       59
                                     ---------  -------  ------  -------  ------
 Total. . . . . . . . . . . . . . .        429       24      43       -      410
                                     =========  =======  ======  =======  ======


                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income adjusted for deferred taxes, depreciation and amortization and changes in working capital. In fiscal 2005, the Company generated cash flows of $1,088,000 from operating activities as compared to $3,512,000 in fiscal 2004 and $4,021,000 in fiscal 2003. Cash provided by operations was primarily used for capital expenditures and to pay down debt. Reduction in cash flows from operating activities for the fiscal year ending June 26, 2005 as compared to the prior year resulted primarily from a decrease in net income of $2,039,000 to $204,000 at June 26, 2005, from $2,243,000 at June 27, 2004, with the remaining reduction  from  normal  changes  in  working  capital.

Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In fiscal 2005, the Company used cash of $753,000 for investing activities as compared to $1,299,000 in fiscal 2004 and $470,000 in fiscal 2003. Cash flow used for investing activities during fiscal 2005 consisted primarily of the capital expenditures relating to land purchased in Prosper, Texas and the enlargement of the Norco parking lot. In the prior year, the Company used $682,000 to re-acquire an area development territory and $655,000 in the prior year primarily used to fund the new delivery/carry-out restaurant in Little Elm, Texas.

     Cash flows from financing activities generally reflect changes in the Company's net repayments of borrowings during the period, together with treasury stock purchases and exercise of stock options. Net cash used for financing activities was $779,000 in fiscal 2005 as compared to cash used for financing activities of $1,995,000 in fiscal 2004 and cash used for financing activities of $3,922,000 in fiscal 2003. The Company used cash flow from operations to decrease its net bank borrowings and capital lease obligations by $649,000 to $7,727,000 at June 26, 2005 from $8,376,000 at June 27, 2004.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $116,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The Company's prior net operating loss carryforwards and alternative minimum tax carryforwards have now been fully utilized and the Company began making estimated quarterly tax payments in January 2004.

     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an Event of Default had the Company not entered into the new Revolving Credit Agreement. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of June 26, 2005 and June 27, 2004, the variable interest rates were 6.50% and 2.35%, using a Prime and the LIBOR interest rate basis, respectively. Amounts outstanding under the revolving credit line as of June 26, 2005 and June 27, 2004 were $966,000 and $1.2 million, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million term loan had an outstanding balance of $6.7 million at June 26, 2005 and $7.1 million at June 27, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     The Company is in arbitration proceedings with Messrs. Parker and Clark and has filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld, as previously described. Although the ultimate outcome of the arbitration and legal proceedings cannot be projected with certainty at this time, the Company believes that its claims against Messrs. Parker and Clark and Akin Gump are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceedings could materially affect the Company's financial position, results of operations and liquidity. In the event the Company is unsuccessful, it could be liable to Mr. Parker and Mr. Clark for approximately $6.2 million under the Parker Agreement and the Clark Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Messrs. Parker and Clark severance payments or any other compensation, but it believes it has the ability to make any payments required by an adverse determination. No accrual for any amount has been made as of June 26, 2005. The Company anticipates a higher level of legal expenses from the ongoing litigation and related matters described previously, until all such matters are resolved.

     In July 2005 the Company acquired the assets of two existing Pizza Inn buffet restaurants from Houston, Texas-area franchises and is currently in the process of remodeling those restaurants with the objective of reopening and operating them as Company-owned restaurants. We anticipate opening these restaurants in October 2005. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option. The cost of acquiring and remodeling these restaurants is expected to range between $965,000 and $1,050,000.

     In July 2005 the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas at a rate of approximately $30.00 per square foot for the operation of a buffet concept. We are currently in the process of finishing out the space and expect to have the restaurant operating in October 2005. The lease has a five-year term with multiple renewal options. The cost of finishing out the space is expected to range between $450,000 and $500,000.

     We also own property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We have decided not to pursue development at that location and currently have the property under contract to sell to a third party.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

          The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 26, 2005 (in thousands):




                                                Fiscal Year Fiscal Years Fiscal Years   After Fiscal
                                        Total       2006    2007- 2008   2009 - 2010       Year 2010
                                     ---------    -------  ------------ ------------    ------------
Bank debt (1) . . . . . . . . . . .  $   7,703  $      406  $    7,297  $        -     $           -
Operating lease obligations . . . .      2,223         947         862         282               132
Employment Agreements . . . . . . .        761         386         375           -                 -
Capital lease obligations (1) . . .         24          11          13           -                 -
                                     ---------    -------  ------------ ------------    ------------
Total contractual cash obligations.  $  10,711  $    1,750  $    8,547  $      282     $         132
                                     ==========  =========  ==========  ==========      ============

1)  Does  not  include  amount  representing  interest.

                        TRANSACTIONS WITH RELATED PARTIES

     Two  directors  of  the  Company  are  franchisees.

     One of the director franchisees currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.3% and 6.0% of the Company's total food and supply sales in fiscal 2005 and fiscal 2004, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.4% and 3.2% of the Company's total franchise revenues in fiscal 2005 and fiscal 2004, respectively. As of June 26, 2005 and June 27, 2004, his accounts and note payable to the Company were $898,000 and $923,000, respectively. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco.

     The other director franchisee currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4% and 0.5% of the Company's total food and supply sales in fiscal 2005 and fiscal 2004, respectively. Royalties from this franchisee comprised 0.5% and 0.5% of the Company's total franchise revenues in fiscal 2005 and fiscal 2004, respectively. As of June 26, 2005 and June 27, 2004, his accounts payable to the Company was $39,000 and $42,000, respectively. As a franchised unit, his restaurant pays royalties to the Company and purchases a majority of its food and supplies from the Company's distribution division.

     The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by a director of the $314,000 debt of a franchise of which he is the President and sole shareholder. The debt relates to food and equipment purchases and royalty payments for the franchise during a period when the director had transferred his interest in the franchise, and prior to his later reacquisition of the franchise. The director has affirmed his guarantee and confirmed that the debt will be paid in full.

     In October 1999, the Company loaned $1,949,698 to then Chief Executive Officer C. Jeffery Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December 2002, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ended December 29, 2002.

     In October 1999, the Company loaned $557,056 to then Chief Operating Officer Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders' equity. As of June 27, 2004, the note balance was paid in full.

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

     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, general customer creditworthiness and the franchisee's ability to pay, based upon the franchisee's sales, operating results and other general and local economic trends and conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

     Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, general customer creditworthiness and a franchisee's ability to pay, based upon the franchisee's sales, operating results and other general and local economic trends and conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

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

     Re-acquired development franchise rights are recorded at lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis would be performed and an impairment loss would be recorded.

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

NEW  PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued the revised SFAS No. 123 ("SFAS 123R"), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R is effective for public companies that are not small business issuers as of the first interim period or fiscal year beginning after June 15, 2005. SFAS
123R will require the Company to record compensation charges for share-based transactions in the Statement of Operations. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     On December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In  March  2005,  the  FASB  issued  FASB  Interpretation  ("FIN")  No.
47,"Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning of the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in SFAS 143, "Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of FIN No. 47 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

RISK  FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained in this report, before deciding to invest in shares of our common stock. These risks could materially adversely affect our business, financial condition or results of operations. The trading price of our common stock could also be materially adversely affected by any of these risks.

     IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS, SALES AND EARNINGS COULD BE MATERIALLY ADVERSELY AFFECTED.

     The restaurant industry in general, as well as the pizza segment of the industry, is intensely competitive, both internationally and domestically, with respect to price, service, location and food quality. We compete against many regional and local businesses. There are many well-established competitors with substantially greater brand awareness and financial and other resources than we have. Some of these competitors have been in existence for a substantially longer period than we have and may be better established in markets where restaurants we operate or that are operated by our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings and our systemwide restaurant operations.

     We could also experience increased competition from existing or new companies in the pizza segment of the restaurant industry. If we are unable to compete, we could experience downward pressure on prices, lower demand for our products, reduced margins, the inability to take advantage of new business opportunities and the loss of market share, all of which would have a material adverse effect on our operating results.

     We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, and convenience and concept.

     We compete within the food service market and the restaurant industry not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Norco is also subject to competition from outside suppliers. If other suppliers, who meet our qualification standards, were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from Norco, our financial condition, business and results of operations would be adversely affected.

     IF WE ARE NOT ABLE TO IMPLEMENT OUR GROWTH STRATEGY SUCCESSFULLY, WHICH INCLUDES OPENING NEW DOMESTIC AND INTERNATIONAL RESTAURANTS AND REIMAGING EXISTING RESTAURANTS, OUR ABILITY TO INCREASE OUR REVENUES AND OPERATING PROFITS COULD BE MATERIALLY ADVERSELY AFFECTED.

     A significant component of our growth strategy is opening new domestic and international franchise stores. We and our franchisees face many challenges in opening new stores, including, among other things, selection and availability of suitable restaurant locations and suitable franchisees, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, the hiring, training and retention of management and other personnel and securing required domestic or foreign governmental permits and approvals.

The opening of additional franchise restaurants and our reimaging program also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our reimaging program may require considerable management time as well as start-up expenses for market development before any significant revenues and earnings are generated.

Accordingly, there can be no assurance that we will be able to meet planned growth targets, open restaurants in markets now targeted for expansion or operate in existing markets profitably. In addition, even if we are able to continue to open new restaurants, we may not be able to keep restaurants from closing at a faster rate than we are able to open restaurants.

     AN INCREASE IN THE COST OF CHEESE OR OTHER COMMODITIES, INCLUDING FUEL AND LABOR, COULD ADVERSELY AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

     An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees even if we attempted to do so. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, availability, demand and other factors. Sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and distribution businesses. Labor costs are largely a function of the minimum wage for a majority of our restaurant and distribution center personnel and, generally, are a function of the availability of labor.

     SHORTAGES OR INTERRUPTIONS IN THE SUPPLY OR DELIVERY OF FOOD PRODUCTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We and our franchisees are dependent on frequent deliveries of food products that meet our specifications. Shortages or interruptions in the supply of food products caused by unanticipated demand, problems in production or distribution by Norco or otherwise, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

     CHANGES IN CONSUMER PREFERENCES AND PERCEPTIONS COULD DECREASE THE DEMAND FOR OUR PRODUCTS, WHICH WOULD REDUCE SALES AND HARM OUR BUSINESS.

     Restaurant businesses are affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, disposable purchasing power, traffic patterns and the type, number and location of competing restaurants. For example, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer in favor of foods that are perceived as more healthy, our business and operating results would be harmed. Moreover, because we are primarily dependent on a single product, if consumer demand for pizza should decrease, our business would suffer more than if we had a more diversified menu, as many other food service businesses do.

     HEALTH CONCERNS OR DISEASE-RELATED DISRUPTIONS ABOUT COMMODITIES THAT WE USE TO MAKE PIZZA COULD MATERIALLY ADVERSELY AFFECT THE AVAILABILITY AND COST OF SUCH COMMODITIES.

     Health- or disease-related disruptions or consumer concerns about the commodity supply could materially adversely impact the availability and/or cost of such commodities, thereby materially adversely impacting restaurant operations and our financial results.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND ANY FAILURE TO COMPLY WITH EXISTING OR INCREASED REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to the preparation and sale of food; building and zoning requirements; environmental protection; minimum wage, citizenship, overtime and other labor requirements; compliance with the Americans with Disabilities Act; and working and safety conditions.

A significant number of hourly personnel employed by our franchisees and by us are paid at rates related to the federal minimum wage. Accordingly, further increases in the federal minimum wage or the enactment of additional state or local wage proposals may increase labor costs for our systemwide operations. Additionally, labor shortages in various markets could result in higher required wage rates.

     If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

     We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. Additionally, these laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.

     IF WE ARE NOT ABLE TO CONTINUE TO PURCHASE OUR KEY PIZZA INGREDIENTS FROM OUR CURRENT SUPPLIERS OR FIND SUITABLE REPLACEMENT SUPPLIERS OUR FINANCIAL RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

We are dependent on a few suppliers for our key ingredients. Domestically, we rely upon sole suppliers for our cheese, flour mixture and certain other key ingredients. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Our domestic restaurants purchase substantially all food and related products from our distribution division. Accordingly, both our Company-operated and franchised restaurants could be harmed by any prolonged disruption in the supply of products from Norco. Additionally, domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco and changes in purchasing practices by domestic franchisees could adversely affect the financial results of our distribution operation.

     OUR INTERNATIONAL AND DOMESTIC OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTERNATIONAL, REGIONAL, AND LOCAL ECONOMIC AND POLITICAL CONDITIONS.

     Our international and domestic operations are subject to many factors, including currency regulations and fluctuations, culture and consumer preferences, diverse government regulations and structures, availability and the cost of land and construction, ability to source ingredients and other commodities in a cost-effective manner and differing interpretation of the obligations established in franchise agreements with international franchisees. Accordingly, there can be no assurance that our operations will achieve or maintain profitability or meet planned growth rates.

     EACH OF THE FOREGOING RISK FACTORS THAT COULD AFFECT RESTAURANT SALES OR COSTS COULD DISPROPORTIONATELY AFFECT THE FINANCIAL VIABILITY OF NEWLY OPENED RESTAURANTS AND FRANCHISEES IN UNDER-PENETRATED OR EMERGING MARKETS AND, CONSEQUENTLY, OUR OVERALL RESULTS OF OPERATIONS.

A decline in or failure to improve financial performance for this group of restaurants or franchisees could lead to an inability to successfully recruit new franchisees and open new restaurants and lead to restaurant closings at greater than anticipated levels and therefore impact contributions to marketing funds, our royalty stream, our distribution operations and support services efficiencies and other system-wide results of operations.

     WE FACE RISKS OF LITIGATION FROM CUSTOMERS, FRANCHISEES, EMPLOYEES AND OTHERS IN THE ORDINARY COURSE OF BUSINESS, WHICH DIVERTS OUR FINANCIAL AND MANAGEMENT RESOURCES. ANY ADVERSE LITIGATION OR PUBLICITY MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Claims of illness or injury relating to food quality or food handling are common in the food service industry. In addition to decreasing our sales and profitability and diverting our management resources, adverse publicity or a substantial judgment against us could negatively impact our financial condition, results of operations and brand reputation, hindering our ability to attract and retain franchisees and grow our business.

     Further, we may be subject to employee, franchisee and other claims in the future based on, among other things, discrimination, harassment, wrongful termination and wage, rest break and meal break issues, including those relating to overtime compensation. If one or more of these claims were to be successful or if there is a significant increase in the number of these claims, our business, financial condition and operating results could be harmed.

     For example, an adverse outcome to the proceedings involving Ronald W. Parker, the Company's former Chief Executive Officer, and B. Keith Clark, the Company's former Senior Vice President and General Counsel, could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under his employment agreement and for approximately $775,000 under Mr. Clark's employment agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of June 26, 2005. See the discussion under "Legal Proceedings" in this report.

     OUR EARNINGS AND BUSINESS GROWTH STRATEGY DEPENDS ON THE SUCCESS OF OUR FRANCHISEES, AND WE MAY BE HARMED BY ACTIONS TAKEN BY OUR FRANCHISEES THAT ARE OUTSIDE OF OUR CONTROL.

     A significant portion of our earnings comes from royalties generated by our franchised restaurants. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other store personnel. If they do not, our image and reputation may suffer, and revenues could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

     LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN NEW QUALIFIED PERSONNEL COULD HURT OUR BUSINESS AND INHIBIT OUR ABILITY TO OPERATE AND GROW SUCCESSFULLY.

     Our success will depend to a significant extent on our leadership team and other key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will depend on our ability to attract and retain qualified personnel to operate our restaurants, distribution centers and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

     OUR CURRENT INSURANCE COVERAGE MAY NOT BE ADEQUATE, AND INSURANCE PREMIUMS FOR SUCH COVERAGE MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN INSURANCE AT ACCEPTABLE RATES, OR AT ALL.

     Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, in the future our insurance premiums may increase and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

     OUR ANNUAL AND QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS DEPENDING ON VARIOUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECLINE SIGNIFICANTLY.

     Our sales and operating results can vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include variations in the timing and volume of our sales and our franchisees' sales; the timing of expenditures in anticipation of future sales; sales promotions by us and our competitors; changes in competitive and economic conditions generally; and changes in the cost or availability of our ingredients (including cheese), fuel or labor. As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.


ITEM  7A  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities, which bear interest based on floating rates.

     As of June 26, 2005, the Company had approximately $7.7 million of variable rate debt obligations outstanding with a weighted average interest rate of 4.69% for the year ending June 26, 2005. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 26, 2005, would change interest expense by approximately $31,000.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of June 26, 2005, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in our food sales and cost of sales. Management actively monitors this exposure, however, we do not enter into financial instruments to hedge commodity prices. The block price per pound of cheese averaged $1.56 in fiscal 2005. The estimated change in sales from a hypothetical $0.20 change in the average cheese block price per pound would have been approximately $1.3 million in fiscal 2005.

                                 PIZZA INN, INC.


ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


Index  to  Financial  Statements  and  Schedule:



FINANCIAL  STATEMENTS                                                PAGE  NO.


Report  of  Independent  Registered  Public  Accounting  Firm.              32

Report  of  Independent  Registered  Public  Accounting  Firm.              33

Consolidated  Statements  of  Operations  for  the  years  ended
     June  26,  2005,  June  27,  2004,  and  June  29,  2003.              34

Consolidated  Statements  of  Comprehensive Income for the years ended
     June  26,  2005,  June  27,  2004,  and  June  29,  2003.              34

Consolidated  Balance  Sheets  at  June  26,  2005  and  June  27,  2004.   35

Consolidated  Statements  of  Shareholders'  Equity  for  the  years
     ended  June  26,  2005,  June  27,  2004,  and  June  29,  2003.       36

Consolidated Statements of Cash Flows for the years  ended June 26, 2005,
     June  27,  2004,  and  June  29,  2003.                                37

Notes  to  Consolidated  Financial  Statements.                             39



FINANCIAL  STATEMENT  SCHEDULE


Schedule  II   -  Consolidated  Valuation  and  Qualifying  Accounts        57

     All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

SIGNATURES                                                                  62

                   REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM




Board  of  Directors  and  Stockholders
Pizza  Inn,  Inc.

We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 26, 2005 and June 27, 2004 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index for the years ended June 26, 2005 and June 27, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 26, 2005 and June 27, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the years ended June 26, 2005 and June 27, 2004 presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
Dallas,  TX
August  16,  2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To  the  Board  of  Directors
and  Shareholders  of  Pizza  Inn,  Inc.

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note A, present fairly, in all material respects, the results of operations and cash flows of Pizza Inn, Inc. and its subsidiaries for the year ended June 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note A to the consolidated financial statements, the Company has restated its financial statements as of June 30, 2002 to adjust beginning retained earnings and deferred tax assets.




/s/ PRICEWATERHOUSECOOPERS  LLP
Dallas,  Texas
September  25,  2003



                                                       PIZZA INN, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                    YEAR ENDED
                                                           ----------------------------------------------------------------
                                                                      JUNE 26,               JUNE 27,               JUNE 29,
                                                                           2005                   2004                  2003
                                                           --------------------  ----------------------  --------------------
REVENUES:
  Food and supply sales . . . . . . . . . . . . . . . . .  $             49,161  $              53,072   $            51,556
  Franchise revenue . . . . . . . . . . . . . . . . . . .                 5,162                  5,400                 5,135
  Restaurant sales. . . . . . . . . . . . . . . . . . . .                   946                  1,516                 1,780
                                                           --------------------  ----------------------  --------------------
                                                                         55,269                 59,988                58,471
                                                           --------------------  ----------------------  --------------------

COSTS AND EXPENSES:
  Cost of sales . . . . . . . . . . . . . . . . . . . . .                46,785                 49,194                47,420
  Franchise expenses. . . . . . . . . . . . . . . . . . .                 2,791                  3,175                 3,256
  General and administrative expenses . . . . . . . . . .                 4,714                  3,587                 4,158
  Provision for (recovery of) bad debt (see Note J) . . .                    30                   (229)               (1,795)
  Interest expense. . . . . . . . . . . . . . . . . . . .                   590                    613                   789
                                                           --------------------  ----------------------  --------------------
                                                                         54,910                 56,340                53,828
                                                           --------------------  ----------------------  --------------------

INCOME BEFORE INCOME TAXES. . . . . . . . . . . . . . . .                   359                  3,648                 4,643

  Provision for income taxes. . . . . . . . . . . . . . .                   155                  1,405                 1,550
                                                           --------------------  ----------------------  --------------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $                204  $               2,243   $             3,093
                                                           ====================  ======================  ====================

BASIC EARNINGS PER COMMON SHARE . . . . . . . . . . . . .  $               0.02                  0.22   $              0.31
                                                           ====================  ======================  ====================

DILUTED EARNINGS PER COMMON SHARE . . . . . . . . . . . .  $               0.02                  0.22   $              0.31
                                                           ====================  ======================  ====================

WEIGHTED AVERAGE COMMON SHARES. . . . . . . . . . . . . .                10,105                 10,076                10,058
                                                           ====================  ======================  ====================

WEIGHTED AVERAGE COMMON AND
  POTENTIALLY DILUTIVE COMMON SHARES. . . . . . . . . . .                10,142                 10,117                10,061
                                                           ====================  ======================  ====================

                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (IN THOUSANDS)

                                                                                    YEAR ENDED
                                                           ----------------------------------------------------------------
                                                                        JUNE 26,               JUNE 27,               JUNE 29,
                                                                           2005                   2004                  2003
                                                           --------------------  ----------------------  --------------------

    Net Income. . . . . . . . . . . . . . . . . . . . . .  $                204  $               2,243   $             3,093
    Interest rate swap gain (loss) (net of tax (expense)
      benefit of  ($59),  ($179), and $168, respectively)                   115                    348                  (326)
                                                           --------------------  ----------------------  --------------------
    Comprehensive Income. . . . . . . . . . . . . . . . .  $                319  $               2,591   $             2,767
                                                           ====================  ======================  ====================

                                 See accompanying Notes to Consolidated Financial Statements.






                                                 PIZZA INN, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 JUNE 26,               JUNE 27,
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2005                   2004
                                                                     ---------------------  ---------------------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                173   $                617
  Accounts receivable, less allowance for doubtful
      accounts of $360 and $310, respectively . . . . . . . . . . .                 3,419                  3,113
  Accounts receivable - related parties . . . . . . . . . . . . . .                   622                    577
  Notes receivable, current portion, less allowance
      for doubtful accounts of $11 and $59, respectively. . . . . .                     -                     50
  Notes receivable - related parties. . . . . . . . . . . . . . . .                     -                     54
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1,918                  1,713
  Property held for resale. . . . . . . . . . . . . . . . . . . . .                   301                      -
  Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . .                   193                    183
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   355                    415
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                 6,981                  6,722

LONG-TERM ASSETS
  Property, plant and equipment, net. . . . . . . . . . . . . . . .                12,148                 12,756
  Property under capital leases, net. . . . . . . . . . . . . . . .                    12                     18
  Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . .                     -                    105
  Long-term notes receivable, less allowance
      for doubtful accounts of $0 and $3, respectively. . . . . . .                     -                      -
  Long-term receivable  - related party . . . . . . . . . . . . . .                   314                    335
  Re-acquired development territory, net. . . . . . . . . . . . . .                   623                    866
  Deposits and other. . . . . . . . . . . . . . . . . . . . . . . .                   177                    104
                                                                     ---------------------  ---------------------
                                                                     $             20,255   $             20,906
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              1,962   $              1,246
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 1,374                  2,109
  Current portion of long-term debt . . . . . . . . . . . . . . . .                   406                    406
  Current portion of capital lease obligations. . . . . . . . . . .                    11                     10
                                                                     ---------------------  ---------------------
      Total current liabilities . . . . . . . . . . . . . . . . . .                 3,753                  3,771

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                 7,297                  7,937
  Long-term capital lease obligations . . . . . . . . . . . . . . .                    13                     23
  Deferred tax liability, net . . . . . . . . . . . . . . . . . . .                     3                      -
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   283                    458
                                                                     ---------------------  ---------------------
                                                                                   11,349                 12,189
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES (See Notes D and I)

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 15,046,319 and 15,031,319 shares, respectively;
    outstanding 10,094,494 and 10,133,674 shares, respectively. . .                   150                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 8,005                  7,975
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                20,582                 20,378
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                  (187)                  (302)
  Treasury stock at cost
    Shares in treasury: 4,951,825 and 4,897,645, respectively . . .               (19,644)               (19,484)
                                                                     ---------------------  ---------------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . .                 8,906                  8,717
                                                                     ---------------------  ---------------------
                                                                     $             20,255   $             20,906
                                                                     =====================  =====================

                           See accompanying Notes to Consolidated Financial Statements.




                                                 PIZZA INN, INC.
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                 (IN THOUSANDS)
                                                                                       ACCUM.
                                                                                        OTHER
                                                                                         COMP.    TREASURY
                                     COMMON STOCK      PAID-IN    LOANS TO    RETAINED  (LOSS)     STOCK
                                    -------------
                                   SHARES    AMOUNT     CAPITAL    OFFICERS    EARNINGS  GAIN     AT COST  Total
                                   -------- -------    -------    ---------  ---------- --------- ------  ------


BALANCE, JUNE 30, 2002,. . . .       10,058 $  150  $   7,824  $    (575)  $  15,042  $ (324)  $(19,484) $ 2,633
                                   -------- -------    -------    ---------  ---------- --------- ------  ------
as restated

Employee incentive shares..             1        -          1          -            -       -          -       1
Principal repayment of loans
    by officers. . . . . . .            -        -          -      1,756            -       -          -   1,756
Reversal of allowance for
    doubtful accounts. . . .            -        -          -     (1,750)           -       -          - (1,750)
Interest rate swap loss
     (net of tax benefit of $168)       -        -          -          -            -    (326)         -   (326)
Net income . . . . . . . . . . .         -       -          -          -       3,093       -          -    3,093
                                   -------- -------    -------    ---------  ---------- --------- ------  ------

BALANCE, JUNE 29, 2003 . . . .       10,059  $ 150  $   7,825  $    (569)  $  18,135  $ (650)  $(19,484)$5,407
                                   -------- -------    -------    ---------  ---------- --------- ------  ------

Employee incentive shares. .          75           -        150          -            -       -          -   150
Principal repayment of loans
     by officers . . . . . .           -           -          -        569            -       -          -   569
Interest rate swap gain
     (net of tax expense of $179)      -           -          -          -            -     348          -   348
Net income . . . . . . . . . . .       -           -          -          -       2,243       -          -  2,243
                                   -------- -------    -------    ---------  ---------- --------- ------  ------
BALANCE, JUNE 27, 2004 . . .        10,134  $  150  $   7,975  $       -   $  20,378  $ (302)  $(19,484) $8,717
                                   -------- -------    -------    ---------  ---------- --------- ------  ------

Employee incentive shares . .        15           -         30          -           -       -          -      30
Stock repurchase
     (54,180 shares) . .  . . .     (54)          -          -          -           -       -       (160)  (160)
Interest rate swap gain
     (net of tax expense of $59)      -           -          -          -           -     115          -     115
Net income . . . . . . . . . . .      -           -          -          -         204       -          -     204
                                   -------- -------    -------    ---------  ---------- --------- ------  -- ---
BALANCE, JUNE 26, 2005 .. . . .  10,095   $     150  $   8,005  $       -   $  20,582  $ (187)  $(19,644) $8,906
                               ========    ========   ========  ==========  ==========  ======= =========  =====




                                   See accompanying Notes to Consolidated Financial Statements.


                                                        PIZZA INN, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)


                                                                                    YEAR ENDED
                                                                            -----------------------
                                                                   JUNE 26,                 JUNE 27,                 JUNE 29,
                                                                        2005                     2004                     2003
                                                      -----------------------  -----------------------  -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income . . . . . . . . . . . . . . . . . . . .  $                  204   $                2,243   $                3,093
    Adjustments to reconcile net income to
      cash provided by operating activities:
      Depreciation and amortization. . . . . . . . .                   1,143                    1,133                    1,403
      Non cash settlement of accounts receivable . .                       -                     (281)                       -
      Provision for (recovery of) bad debt, net. . .                      30                     (229)                  (1,795)
      Deferred income taxes. . . . . . . . . . . . .                      39                      500                    1,381
    Changes in assets and liabilities:
      Notes and accounts receivable. . . . . . . . .                    (256)                    (270)                     204
      Inventories. . . . . . . . . . . . . . . . . .                    (205)                    (202)                      15
      Accounts payable - trade . . . . . . . . . . .                     716                       29                     (310)
      Accrued expenses . . . . . . . . . . . . . . .                    (711)                     163                     (527)
      Deferred franchise revenue . . . . . . . . . .                     (24)                      (4)                     (52)
      Prepaid expenses and other . . . . . . . . . .                     152                      430                      609
                                                      -----------------------  -----------------------  -----------------------
      CASH PROVIDED BY OPERATING ACTIVITIES. . . . .                   1,088                    3,512                    4,021
                                                      -----------------------  -----------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets . . . . . . . . . .                       -                       38                        6
    Capital expenditures . . . . . . . . . . . . . .                    (753)                    (655)                    (476)
    Re-acquisition of area development territory . .                       -                     (682)                       -
                                                      -----------------------  -----------------------  -----------------------
      CASH USED IN INVESTING ACTIVITIES. . . . . . .                    (753)                  (1,299)                    (470)
                                                      -----------------------  -----------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments of long-term bank debt and
      capital lease obligations. . . . . . . . . . .                    (415)                  (1,534)                  (1,337)
    Borrowings of long-term debt . . . . . . . . . .                       -                        -                      500
    Line of credit, net. . . . . . . . . . . . . . .                    (234)                  (1,300)                  (5,042)
    Proceeds from exercise of stock options. . . . .                      30                      150                        -
    Officer loan payment . . . . . . . . . . . . . .                       -                      689                    1,957
    Purchases of treasury stock. . . . . . . . . . .                    (160)                       -                        -
                                                      -----------------------  -----------------------  -----------------------
      CASH USED IN FINANCING ACTIVITIES. . . . . . .                    (779)                  (1,995)                  (3,922)
                                                      -----------------------  -----------------------  -----------------------

Net increase (decrease) in cash and cash equivalents                    (444)                     218                     (371)
Cash and cash equivalents, beginning of period . . .                     617                      399                      770
                                                      -----------------------  -----------------------  -----------------------
Cash and cash equivalents, end of period . . . . . .                    173                       617                      399
                                                      =======================  ======================= =========================

                                  See accompanying Notes to Consolidated Financial Statements.


                                   PIZZA INN, INC.
                  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                    (IN THOUSANDS)



                                           YEAR ENDED
                                            -----------
                                  JUNE 26,    JUNE 27,   JUNE 29,
                                    2005        2004       2003
                                 -----------  ---------  ---------
CASH PAYMENTS FOR:
  Interest. . . . . . . . . . .  $       589  $     624  $     810
  Income taxes. . . . . . . . .          633        635          -



          See accompanying Notes to Consolidated Financial Statements.


                                 PIZZA INN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

DESCRIPTION  OF  BUSINESS:

     Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trademark "Pizza Inn."

     On June 26, 2005 the Pizza Inn system consisted of 398 locations, including two Company-operated restaurants and 396 franchised restaurants. On June 26, 2005 the Company had franchises in 18 states and nine foreign countries. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 35%, 15%, and 8%, respectively, of the total. Norco Restaurant Services ("Norco"), a division of the Company, distributes food products, equipment and other supplies to restaurants in the United States and, to the extent feasible, in other countries.

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

PROPERTY  HELD  FOR  RESALE:

     Assets that are to be disposed of by sale are recognized in the financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.

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

     Depreciation and amortization is computed on the straight-line method over the useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter. The useful lives of the assets range from three to thirty-nine years. It is the Company's policy to periodically review the net realizable value of its long-lived assets when certain indicators exist through an assessment of the estimated gross future cash flows related to such assets. In the event that assets are found to be carried at amounts that are in excess of estimated gross future cash flows then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company believes no impairment of long-lived assets exists at June 26, 2005.

ACCOUNTS  RECEIVABLE:

     Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts, which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

NOTES  RECEIVABLE:

     Notes receivable primarily consist of notes from franchisees for the purchase of area development and master license territories and the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts, which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

RE-ACQUIRED  DEVELOPMENT  TERRITORY:

     Re-acquired development franchise rights are recorded at lower of cost or fair value based upon estimated cash flows from existing franchises operating in the region. When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis would be performed and an impairment loss would be recorded.

     The Company has one re-acquired territory at June 26, 2005. The territory was re-acquired in December 2003, and is being amortized against incremental cash flows received, which is estimated to be approximately five years. The following chart summarizes the amortization expense for fiscal year ending June 26, 2005 and June 27, 2004 and the estimated amortization to be expensed in fiscal year 2006 through 2009.





                                                               Re-Acquired Territory
                                                    Fiscal Year End         Net Book
                              Amortization           Accumulated Amortization  Value
                              ---------------------  ------------------------  -----
 December 2003 . . . . . . .                                                 $   962
 For the Fiscal Year Ending
 2004 (Actual) . . . . . . .                $    96        $   96                866
 2005 (Actual) . . . . . . .                    192           288                674
 2006 (Estimate) . . . . . .                    192           480                482
 2007 (Estimate) . . . . . .                    192           672                290
 2008 (Estimate) . . . . . .                    192           864                 98
 2009 (Estimate) . . . . . .                     98           962            $     -



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




REVENUE  RECOGNITION:

     The Company's Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon shipment. Title and risk of loss for products we sell transfer upon delivery. Revenue has been historically recognized upon shipment, which approximates the results of recognition upon delivery to within an insignificant degree. This occurs because the product shipment and delivery cycle (the length of time between loading an order on our trucks and receipt by franchisee) is relatively short and consistent between reporting periods. Equipment that is sold requires installation prior to acceptance. Recognition of revenue occurs upon installation of such equipment. Norco sales are reflected under the caption "food and supply sales." Shipping and handling costs billed to customers are recognized as revenue.

     Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. For the years ended June 26, 2005, June 27, 2004 and June 29, 2003, 97%, 95% and 92%, respectively, of franchise revenue was comprised of recurring royalties.

     Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop Pizza Inn restaurants in specific geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and of cash received. Territory fees recognized as income for the years ended June 26, 2005, June 27, 2004 and June 29, 2003 were $0, $12,500 and $180,000, respectively.

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

     Pro forma information regarding net income and earnings per share is required to be determined as if the Company had accounted for its stock options granted subsequent to June 25, 1995 under the fair value method of SFAS 123, "Accounting for Stock-Based Compensation." The fair value of options granted in fiscal 2005, 2004 and 2003 was estimated at the grant date using a Black-Scholes option pricing model. The following weighted average assumptions were used in fiscal 2005: risk-free interest rates ranging from 4.09% to 4.50%, expected volatility of 40.5% to 40.9%, expected dividends yield of 0% and expected lives of six to nine years. Assumptions used in fiscal years 2004 and 2003 were as follows: risk-free interest rates ranging from 1.9% to 2.8%, expected volatility of 42.2% to 42.5%, expected dividend yield of 0% and expected lives of two years.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized over the option vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):



                                   June 26, 2005                 June 27, 2004             June 29, 2003
                                   --------------               --------------             --------------
                             As Reported      Pro Forma      As Reported    Pro Forma   As Reported   Pro Forma
                            --------------  --------------  --------------  ----------  ------------  ----------
Net income . . . . . . . .  $          204  $           80  $        2,243  $    2,241  $      3,093  $    3,075
Basic earnings per share .  $         0.02  $         0.01  $         0.22  $     0.22  $       0.31  $     0.31
Diluted earnings per share  $         0.02  $         0.01  $         0.22  $     0.22  $       0.31  $     0.31




The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of additional awards anticipated in future years.

In December 2004, the FASB issued the revised SFAS No. 123 ("SFAS 123R"), which addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. SFAS 123R is effective for public companies that are not small business issuers as of the first interim period or fiscal year beginning after June 15, 2005. The Company anticipates that the adoption of SFAS 123R will not have an adverse material impact on the Company's financial position and results of operations. SFAS 123R will require the Company to record compensation charges for share-based transactions in the Statement of Operations. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:

     The carrying amounts of short-term investments, accounts and notes receivable, and debt approximate fair value. The fair value of the Company's interest rate swap is based on pricing models using current market rates.

USE  OF  MANAGEMENT  ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and other various assumptions that we believe are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

FISCAL  YEAR:

     The Company's fiscal year ends on the last Sunday in June. Fiscal years ending June 26, 2005 and June 27, 2004 and June 29, 2003 all contained 52 weeks.

NEW  PRONOUNCEMENTS:


     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, SFAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29" ("SFAS 153"). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies the meaning
of the term CONDITIONAL ASSET RETIREMENT         OBLIGATION as used in SFAS 143,
"Accounting for Asset Retirement Obligations" and clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     On May 5, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The requirements of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE  B  -  PROPERTY,  PLANT  AND  EQUIPMENT:

     Property, plant and equipment and property under capital leases consist of the following (in thousands):



                                          USEFUL                 JUNE 26,                 JUNE 27,
                                          LIVES  .                 2005                      2004
---------------------------------  --------------------  ------------------------
Property, plant and equipment:
Equipment, furniture and fixtures            3 - 7 yrs   $                 5,681   $                 5,504
Building. . . . . . . . . . . . .           5 - 39 yrs                    11,023                    10,875
Land. . . . . . . . . . . . . . .                    -                     2,071                     2,087
Construction in progress. . . . .                    -                        18                        10
Leasehold improvements. . . . . .  7 yrs or lease term
                                         if shorter. .                       579                       670
                                                             --------------------  -----------------------
                                                                          19,372                    19,146
Less:  accumulated depreciation .                                        (7,224)                   (6,390)
                                                             --------------------  -----------------------
                                                         $                12,148   $                12,756
                                                         ========================  =======================
Property under capital leases:
Real estate . . . . . . . . . . .               20 yrs   $                   118   $                   118
Equipment . . . . . . . . . . . .            3 - 7 yrs                         -                         3
                                                         ------------------------  -----------------------
                                                                             118                       121
Less:  accumulated amortization .                                           (106)                    (103)
                                                         -----------------------  ------------------------
                                                                              12                        18
                                                         ========================  =======================


Depreciation expense was $936,000, $1,024,000 and $1,218,000 for the years ended June 26, 2005, June 27, 2004 and June 29, 2003, respectively.

The Company owns land in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We have decided not to pursue development at this location and currently have the property under contract to sell to a third party.

NOTE  C  -  ACCRUED  EXPENSES:

     Accrued  expenses  consist  of  the  following  (in  thousands):




                                                         JUNE 26,               JUNE 27,
                                                             2005                   2004
                                            ---------------------  ---------------------
Compensation . . . . . . . . . . . . . . .  $                 586  $                 653
Taxes. . . . . . . . . . . . . . . . . . .                    221                    713
Legal reserves and other professional fees                    216                    154
Other. . . . . . . . . . . . . . . . . . .                    351                    589
                                            ---------------------  ---------------------

                                                           1,374                 2,109
                                            =====================  =====================



NOTE  D  -  LONG-TERM  DEBT:

     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an Event of Default had the Company not entered into the new Revolving Credit Agreement. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of June 26, 2005 and June 27, 2004, the variable interest rates were 6.50% and 2.35%, using a Prime and the LIBOR interest rate basis, respectively. Amounts outstanding under the revolving credit line as of June 26, 2005 and June 27, 2004 were $966,000 and $1.2 million, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

          The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement as discussed below. The $8.125 million term loan had an outstanding balance of $6.7 million at June 26, 2005 and $7.1 million at June 27, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84% which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. At June 26, 2005 there was no hedge ineffectiveness.

     PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 26, 2005 and June 27, 2004 this letter of credit was secured under the Company's revolving line of credit. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's financial statements.

     The following chart summarizes all of the Company's debt obligations to make future payments under debt agreements as of June 26, 2005 (in thousands):






Fiscal Year
---------------------
2006. . . . . . . . .  $                 406
2007. . . . . . . . .                    406
2008. . . . . . . . .                  6,891
                       ---------------------
Total debt obligation                  7,703
                       =====================


NOTE  E  -  INCOME  TAXES:

     Provision  for  income  taxes  consist  of  the  following  (in thousands):


                                       JUNE 26,               JUNE 27,               JUNE 29,
                                              2005                   2004                   2003
                            ----------------------  ---------------------  ---------------------
Federal. . . . . . . . . .  $                  134  $                 637  $                   -
State. . . . . . . . . . .                       7                    246                      -
Deferred . . . . . . . . .                      14                    522                  1,550
                            ----------------------  ---------------------  ---------------------
Provision for income taxes                     155                  1,405                  1,550
                            ======================  =====================  =====================

     The effective income tax rate varied from the statutory rate for the years ended June 26, 2005, June 27, 2004 and June 29, 2003 as reflected below (in thousands):



                                           JUNE 26,                 JUNE 27,                JUNE 29,
                                             2005                     2004                    2003
                                   ------------------------  ----------------------  ----------------------
Federal income taxes based on 34%
of book income                            $  111                  $  1,157                $  1,579
State income tax                               7                       246                       -
Permanent adjustments                         26                        18                      21
Change in valuation allowance                (21)                      (16)                    (72)
Expired credits                               32                       -                        22
                                   ---------------           --------------  ---------------------
                                          $ 155                   $  1,405                $  1,550
                                   ===============           ==============  ======================

     The tax effects of temporary differences that give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):



                                    JUNE 26,                 JUNE 27,
                                      2005                     2004
                             -----------------------  -----------------------

Reserve for bad debt. . . .  $                  131   $                  126
Depreciable assets. . . . .                    (244)                    (128)
Deferred fees . . . . . . .                      24                       31
Other reserves and accruals                     123                       33
Interest rate swap loss . .                      96                      155
Credit carryforwards. . . .                     176                      208
                             -----------------------  -----------------------

Gross deferred tax asset. .  $                  306   $                  425

Valuation allowance . . . .                    (116)                    (137)
                             -----------------------  -----------------------

Net deferred tax asset. . .                    190                     288
                             =======================  =======================


     As of June 26, 2005, the Company had $176,000 of foreign tax credit carryforwards expiring between 2006 and 2007. The valuation allowance was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.

NOTE  F  -  LEASES:

     The real property and premises occupied by a Company-operated restaurant is leased for an initial term of ten years with renewal options of three years each. The lease agreement contains either provisions requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

     The Company's distribution division currently leases a significant portion of its transportation equipment under operating leases with terms from five to seven years. Some of the leases include fair market value purchase options at the end of the term.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 26, 2005 are as follows (in thousands):



                                                   CAPITAL           OPERATING
                                                   LEASES              LEASES
                                           ------------------------  ---------

2006. . . . . . . . . . . . . . . . . . .  $        12             $      947
2007. . . . . . . . . . . . . . . . . . .           12                    611
2008. . . . . . . . . . . . . . . . . . .            2                    251
2009. . . . . . . . . . . . . . . . . . .            -                    149
2010. . . . . . . . . . . . . . . . . . .            -                    133
Thereafter. . . . . . . . . . . . . . . .            -                    132
                                           ---------------            -------
                                           $        26            $     2,223
                                                                    ==========
Less amount representing interest . . . .           (2)
                                           -------------
Present value of total obligations under
    capital leases. . . . . . . . . . . .           24
Less current portion. . . . . . . . . . .          (11)
                                           -------------
Long-term capital lease obligations . . .  $        13
                                           =============


Rental  expense  consisted  of  the  following  (in  thousands):



                          YEAR ENDED               YEAR ENDED              YEAR ENDED
                           JUNE 26,                 JUNE 27,                JUNE 29,
                             2005                     2004                    2003
                    -----------------------  ----------------------  ----------------------
Minimum rentals. .  $                1,040   $               1,135   $               1,143
Contingent rentals                       -                       1                      14
Sublease rentals .                     (75)                    (94)                    (97)
                    -----------------------  ----------------------  ----------------------
                    $                  965   $               1,042   $               1,060
                    =======================  ======================  ======================


NOTE  G  -  EMPLOYEE  BENEFITS:

     The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code"). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% - 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective January 1, 2001 through June 30, 2004, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Effective July 1, 2004 through June 26, 2005, the Company elected to temporarily suspend its matching contribution to the plan. Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee's contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in common stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code. The Company is the administrator of the plan.

     For the years ended June 26, 2005, June 27, 2004 and June 29, 2003, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $0, $94,200 and $82,576, respectively.

NOTE  H  -  STOCK  OPTIONS:

     In January 1994, the 1993 Stock Award Plan ("the 1993 Plan") was approved by the Company's shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company were eligible to receive stock options under the 1993 Plan. Options were granted at market value of the stock on the date of grant, and were subject to various vesting periods ranging from six months to three years with exercise periods up to eight years, and could have been designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of common stock were authorized to be issued under the 1993 Plan. In December 1996, 1997 and 1998, the Company's shareholders approved amendments that increased the 1993 Plan by 500,000 shares in each year. In December 2000, the Company's shareholders approved amendments that increased the 1993 Plan by 100,000 shares. The 1993 Plan expired on October 13, 2003 and no further options may be granted pursuant to it.

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

     On March 31, 2005 the Company and Tim Taft, the Company's President and Chief Executive Officer, entered into a non-qualified stock option award agreement as part of Mr. Taft's employment agreement. Pursuant to the agreement Mr. Taft was awarded options to purchase 500,000 shares of the Company's common stock at an exercise price of $2.50 per share, which was the market value of the stock on that day. Options for 50,000 shares vested immediately upon execution of the agreement and the remaining options vest incrementally over the next three years.

     In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the "2005 Employee Plan") was approved by the Company's shareholders with a plan effective date of June 23, 2005. Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company's common stock. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). A total of one million shares of common stock are authorized to be issued under the 2005 Employee Plan.

     The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the "2005 Directors Plan") in June 2005, to be effective as of June 23, 2005. Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non-employee director. Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years. A total of 500,000 shares of Company common stock are authorized to be issued pursuant to the 2005 Directors Plan.

SUMMARY  OF  STOCK  OPTION  TRANSACTIONS

     A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options follows:



                                          June 26, 2005                  June 27, 2004        June 29, 2003
                                         ---------------                 --------------      ---------------
                                                    Weighted-                     Weighted-           Weighted-
                                                      Average                      Average             Average
                                                      Exercise                     Exercise           Exercise
                                      Shares           Price           Shares       Price     Shares    Price
                                  ---------------  --------------  ---------------  ------  ----------  ------
Outstanding at beginning of year         485,700   $         3.40         806,150   $ 3.68  1,591,233   $ 3.76

Granted. . . . . . . . . . . . .         542,858   $         2.53           5,000   $ 2.15     10,000   $ 1.28
Exercised. . . . . . . . . . . .         (15,000)  $         2.00         (75,000)  $ 2.00          -   $ 0.00
Canceled/Expired . . . . . . . .        (202,600)  $         3.86        (250,450)  $ 4.69   (795,083)  $ 3.81
                                  ---------------  --------------  ---------------  ------  ----------  ------

Outstanding at end of year . . .         810,958   $         2.73         485,700   $ 3.40    806,150   $ 3.68
                                  ===============  ==============  ===============  ======  ==========  ======

Exercisable at end of year . . .         318,100   $         3.00         480,700   $ 3.42    792,150   $ 3.72

Weighted-average fair value of
options granted during the year.                   $         1.37                   $ 0.53              $ 0.33



FIXED  PRICE  STOCK  OPTIONS

     The following table provides information on options outstanding and options exercisable at June 26, 2005:




                                     Options Outstanding                          Options Exercisable
                           -------------------------------------                   --------------------
                                            Weighted-
                                             Average
                        Shares              Remaining           Weighted-          Shares          Weighted-
Range of              Outstanding          Contractual           Average        Exercisable         Average
Exercise Prices    at June 26, 2005        Life (Years)      Exercise Price   at June 26, 2005  Exercise Price
----------------  -------------------  --------------------  ---------------  ----------------  ---------------
1.28 - 3.25 . .              668,958                  8.00  $          2.46           176,100  $          2.25
3.30 - 4.25 . .               99,000                  1.31  $          3.59            99,000  $          3.59
4.38 - 5.50 . .               43,000                  1.05  $          5.00            43,000  $          5.00
                  -------------------                                         ----------------
1.28 - 5.50 . .              810,958                  6.82  $          2.73           318,100  $          3.04
                  ===================                                         ================

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES:

     On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged change of control under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark has filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. The arbitration hearing is scheduled to begin on November 8, 2005.

     The Company disagrees with Mr. Clark's claim that a "change of control" has occurred under the Clark Agreement or that he is entitled to terminate the Clark Agreement for "good reason." On May 4, 2004, the Board of Directors obtained a written legal opinion that the "change of control" provision in the Clark
Agreement was not triggered by the results of the February 11, 2004 annual meeting. Due to the nature of the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty, the Company believes that its claims against Mr. Clark are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Clark for the severance payment of approximately $762,000, the $12,500 bonus payment and costs and fees. No accrual for any such amounts has been made as of June 26, 2005.

     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, ("Akin Gump") and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company believes that its claims against Akin Gump and Mr. Menges are well founded and intends to vigorously pursue all relief to which it may be entitled. On January 25, 2005, Akin Gump filed a motion with the court asking for this matter to be abated pending a determination in the Clark and Parker arbitrations. The court denied the motion but ruled that it would not set a trial date until after completion of the Clark and Parker arbitration hearings.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. No date for an arbitration hearing has been set.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of June 26, 2005.

     The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. With the possible exception of the matters set forth above, management believes that any such claims and actions currently pending against us are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided in a manner that is unfavorable to us.

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

NOTE  J  -  RELATED  PARTIES:

     Two  directors  of  the  Company  are  franchisees.

     One of the director franchisees currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.3% and 6.0% of the Company's total food and supply sales in fiscal 2005 and fiscal 2004, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.4% and 3.2% of the Company's total franchise revenues in fiscal 2005 and fiscal 2004, respectively. As of June 26, 2005 and June 27, 2004, his accounts and note payable to the Company were $898,000 and $923,000, respectively. As franchised units, his restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco.

     The other director franchisee currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4% and 0.5% of the Company's total food and supply sales in fiscal 2005 and fiscal 2004, respectively. Royalties from this franchisee comprised 0.5% and 0.5% of the Company's total franchise revenues in fiscal 2005 and fiscal 2004, respectively. As of June 26, 2005 and June 27, 2004, his accounts payable to the Company was $39,000 and $42,000, respectively. As a franchised unit, his restaurant pays royalties to the Company and purchases a majority of its food and supplies from the Company's distribution division.

     The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by a director of the $314,000 debt of a franchise of which he is the President and sole shareholder. The debt relates to food and equipment purchases and royalty payments for the franchise during a period when the director had transferred his interest in the franchise, and prior to his later reacquisition of the franchise. The director has affirmed his guarantee and confirmed that the debt will be paid in full.

     In October 1999, the Company loaned $1,949,698 to then Chief Executive Officer C. Jeffrey Rogers in the form of a promissory note due in June 2004 to acquire 700,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by a second lien in certain real property and existing Company stock owned by C. Jeffrey Rogers. The first lien on both the real property and Company stock pledged by Mr. Rogers was held by Wells Fargo, Mr. Rogers' primary lender. The Board determined that doubt existed regarding the collectibility of the note as of June 30, 2002, and recorded a pre-tax charge of approximately $1.9 million to fully reserve for the expected non-payment of the debt by Mr. Rogers. In December 2002, the Company's loan to Mr. Rogers was paid in full. The reserve for the note receivable was reversed in the quarter ending December 29, 2002.

     In October 1999, the Company also loaned $557,056 to then Chief Operating Officer Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company's common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders' equity. As of June 27, 2004, the note  balance  is  paid  in  full.

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

NOTE  K  -  TREASURY  STOCK:

     For the period of September 1995 through June 2005, the Company purchased 5,298,341 shares of its own Common stock from time to time on the open market at a total cost of $21.6 million. In fiscal 2005, the Company purchased 54,180 shares of its own Common stock on the open market at a total cost of $160,000. The purchases of common shares described above were primarily funded from working capital, and reduced the Company's outstanding shares by approximately 34%.

NOTE  L  -  EARNINGS  PER  SHARE:

          The Company computes and presents earnings per share ("EPS") in accordance with SFAS 128, "Earnings Per Share." Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES      PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                               ------------  -------------  ----------

YEAR ENDED JUNE 26, 2005
BASIC EPS
Income Available to Common Shareholders . . .  $        204         10,105  $     0.02
Effect of Dilutive Securities - Stock Options                          37
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $        204         10,142  $     0.02
                                               ============  =============  ==========

YEAR ENDED JUNE 27, 2004
BASIC EPS
Income Available to Common Shareholders . . .  $      2,243         10,076  $     0.22
Effect of Dilutive Securities - Stock Options                           41
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      2,243         10,117  $     0.22
                                               ============  =============  ==========

YEAR ENDED JUNE 29, 2003
BASIC EPS
Income Available to Common Shareholders . . .  $      3,093         10,058  $     0.31
Effect of Dilutive Securities - Stock Options                            3
                                                                ------------
DILUTED EPS
Income Available to Common Shareholders
& Potentially Dilutive Securities . . . . . .  $      3,093         10,061  $     0.31
                                               ============  =============  ==========


          Options to purchase 206,958 shares of common stock at exercise prices ranging from $2.85 to $5.00 per share were outstanding at June 26, 2005 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. Options to purchase 391,650 and 796,150 shares of common stock during fiscal years 2004 and 2003, respectively, were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common share.

NOTE  M  -  SUBSEQUENT  EVENTS:

     In July 2005 the Company acquired the assets of two existing Pizza Inn buffet restaurants from Houston, Texas-area franchises and is currently in the process of remodeling those restaurants with the objective of reopening and operating them as Company-owned restaurants. We anticipate opening these restaurants in October 2005. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option.

     In July 2005 the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas at a rate of approximately $30.00 per square foot for the operation of a buffet concept. We are currently in the process of finishing out the space and expect to have the restaurant operating in October 2005. The lease has a five-year term with multiple renewal options.

          We also own property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We have decided not to pursue development at that location and currently have the property under contract to sell to a third party.

NOTE  N  -  SEGMENT  REPORTING:

     The Company has two reportable operating segments as determined by management using the "management" approach as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." (1) Food and Equipment Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of nonrecurring items.

     The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to two company-owned and operated stores. Inter-segment revenues consist of sales to the company-owned stores. Assets for this segment include tractor/trailers, equipment, furniture and fixtures.

     The Franchise and Other segment include income from royalties, license fees and area development and foreign master license sales. The Franchise and Other segment include the company-owned stores, which are used as prototype and training facilities. Assets for this segment include equipment, furniture and fixtures for the company stores.

     Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office. All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, income tax expense, capital expenditures and assets for the Company's reportable segments for the years ended June 26, 2005, June 27, 2004, and June 29, 2003 (in thousands):



                                       JUNE 26,    JUNE 27,    JUNE 29,
                                           2005        2004        2003
                                      ----------  ----------  ----------
 NET SALES AND OPERATING REVENUES:
 Food and equipment distribution . .  $  49,161   $  53,072   $  51,556
 Franchise and other . . . . . . . .      6,108       6,916       6,915
 Inter-segment revenues. . . . . . .        228         640         664
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .     55,497      60,628      59,135
 Less inter-segment revenues . . . .       (228)       (640)       (664)
                                      ----------  ----------  ----------
   Consolidated revenues . . . . . .  $  55,269   $  59,988   $  58,471
                                      ==========  ==========  ==========

 DEPRECIATION AND AMORTIZATION:
 Food and equipment distribution . .  $     516   $     575   $     806
 Franchise and other . . . . . . . .        281         181         101
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        797         756         907
 Corporate administration and other.        346         377         496
                                      ----------  ----------  ----------
   Depreciation and amortization . .  $   1,143   $   1,133   $   1,403
                                      ==========  ==========  ==========

 INTEREST EXPENSE:
 Food and equipment distribution . .  $     329   $     365   $     464
 Franchise and other . . . . . . . .          3           4           5
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .        332         369         469
 Corporate administration and other.        258         244         320
                                      ----------  ----------  ----------
   Interest expense. . . . . . . . .  $     590   $     613   $     789
                                      ==========  ==========  ==========

 OPERATING PROFIT:
 Food and equipment distribution (1)  $     614   $   3,066   $   3,389
 Franchise and other (1) . . . . . .      2,240       2,319       1,937
 Inter-segment profit. . . . . . . .         91         170         197
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      2,945       5,555       5,523
 Less inter-segment profit . . . . .        (91)       (170)       (197)
 Corporate administration and other.     (2,495)     (1,737)       (683)
                                      ----------  ----------  ----------
   Income before taxes . . . . . . .  $     359   $   3,648   $   4,643
                                      ==========  ==========  ==========

 INCOME TAX EXPENSE:
 Food and equipment distribution . .  $     265   $   1,181   $   1,131
 Franchise and other . . . . . . . .        967         893         647
                                      ----------  ----------  ----------
   Combined. . . . . . . . . . . . .      1,232       2,074       1,778
 Corporate administration and other.     (1,077)       (669)       (228)
                                      ----------  ----------  ----------
   Income tax expense. . . . . . . .  $     155   $   1,405   $   1,550
                                      ==========  ==========  ==========

 (1)  Does  not  include  full  allocation  of corporate administration



                                      JUNE 26,   JUNE 27,   JUNE 29,
                                           2005       2004       2003
                                      ---------  ---------  ---------
 CAPITAL EXPENDITURES:
 Food and equipment distribution . .  $     353  $     161  $      62
 Franchise and other . . . . . . . .        327      1,159         76
                                      ---------  ---------  ---------
   Combined. . . . . . . . . . . . .        680      1,320        138
 Corporate administration and other.         73         17        338
                                      ---------  ---------  ---------
   Consolidated capital expenditures  $     753  $   1,337  $     476
                                      =========  =========  =========

 ASSETS:
 Food and equipment distribution . .  $   8,653  $  12,186  $  10,963
 Franchise and other . . . . . . . .      1,941      1,280      1,049
                                      ---------  ---------  ---------
 Combined. . . . . . . . . . . . . .     10,594     13,466     12,012
 Corporate administration and other.      9,661      7,440      8,784
                                      ---------  ---------  ---------
 Consolidated assets . . . . . . . .  $  20,255  $  20,906  $  20,796
                                      =========  =========  =========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $  54,059  $  58,569  $  57,402
 Foreign countries . . . . . . . . .      1,210      1,419      1,069
                                      ---------  ---------  ---------
   Consolidated total. . . . . . . .  $  55,269  $  59,988  $  58,471
                                      =========  =========  =========


NOTE  O  -  QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED):

The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 26, 2005 and June 27, 2004 (in thousands, except per share amounts):



                                                          QUARTER ENDED
                                                   --------------------------
                                             SEPTEMBER 26,   DECEMBER 26,   MARCH 27,    JUNE 26,
                                                     2004           2004        2005        2005
                                           --------------  -------------  -----------  ----------
FISCAL YEAR 2005
Revenues. . . . . . . . . . . . . . . . .  $       14,421  $      13,768  $   13,401   $  13,679

Gross profit. . . . . . . . . . . . . . .             884            823         841         774

Net Income (loss) . . . . . . . . . . . .             285             51         (20)       (112)

Basic earnings per share on net income. .            0.03           0.01           -       (0.01)

Diluted earnings per share on net income.            0.03           0.01           -       (0.01)

                                                           QUARTER ENDED
                                                  -----------------------------------------
                                            SEPTEMBER 28,  .  DECEMBER 28,    MARCH 28,  JUNE 27,
                                                     2003           2003        2004        2004
                                           --------------  -------------  -----------  ----------
FISCAL YEAR 2004
Revenues. . . . . . . . . . . . . . . . .  $       15,355  $      14,672  $   14,548   $  15,413

Gross profit. . . . . . . . . . . . . . .           1,315          1,419       1,425       1,235

Net income. . . . . . . . . . . . . . . .             504            558         617         564

Basic earnings per share on net income. .            0.05           0.06        0.06        0.06

Diluted earnings per share on net income.            0.05           0.06        0.06        0.06




                                                                                                    SCHEDULE II
                                                     PIZZA INN, INC.
                                        CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                      (In thousands)

                                                                      ADDITIONS
                                                                     ------------
                                                  BALANCE AT   CHARGED TO    RECOVERED                   BALANCE
                                                  BEGINNING     COST AND     COST AND                     AT END
                                                 OF PERIOD     EXPENSE      EXPENSE      DEDUCTIONS    OF  PERIOD
                                                 ------------  -----------  -----------  ------------  -----------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS AND NOTES RECEIVABLE

Year Ended June 26, 2005. . . . . . . . . . . .  $        372  $        30  $        -   $       (31)  $       371


Year Ended June 27, 2004. . . . . . . . . . . .  $        916  $        35  $     (264)  $      (315)  $       372


Year Ended June 29, 2003. . . . . . . . . . . .  $      2,953  $       155  $   (1,950)  $      (242)  $       916




VALUATION ALLOWANCE FOR
DEFERRED TAX ASSET

Year Ended June 26, 2005. . . . . . . . . . . .  $        137  $         -  $        -   $         -   $       137


Year Ended June 27, 2004. . . . . . . . . . . .  $        153  $         -  $        -   $       (16)  $       137


Year Ended June 29, 2003. . . . . . . . . . . .  $        225  $         -  $        -   $       (72)  $       153



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There  are  no  events  to  report  under  this  item.

ITEM  9A  -  CONTROLS  AND  PROCEDURES

     The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-K.

          There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  9B  -  OTHER  INFORMATION
There  is  no  information  required  to  be  disclosed  under  this  item.

PART  III

          The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company's next annual meeting of shareholders, which is expected to be held in December 2005.

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.


ITEM  11  -  EXECUTIVE  COMPENSATION

     The information required by this Item is included in the Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART  IV

ITEM  15  -  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a) 1. The financial statements filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

     2. The financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Supplemental Dataunder Part II, Item 8 of this Form 10-K.


     3.     Exhibits:

3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on February 16,1993 (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).

3.2 Amended and Restated By-Laws as adopted by the Board of Directors on July 11, 2000 (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 2001 and incorporated herein by reference).

3.3 Amended and Restated By-Laws as adopted by the Board of Directors on October 8, 2002 (filed as Item 9 on Form 8-K on October 9, 2002 and incorporated herein by reference).

3.4 Amended and Restated By-Laws as adopted by the Board of Directors on December 18, 2002 (filed as Item 5 on Form 8-K on December 23, 2002 and incorporated herein by reference).

3.5     Amended  and  Restated  By-Laws  as adopted by the Board of Directors on
February     11,  2004  (filed  as  Item  5  on  8-K  on  February  11, 2004 and
incorporated  herein  by     reference).

          3.6 Restated Articles of Incorporation as filed on September 5, 1990 and amended on June 23, 2005.

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

          10.1 Third amendment to Third Amended and Restated Loan Agreement and Second Amendment to Real Estate Note dated August 29, 2005 but effective as of June 26, 2005, between the Company and Wells Fargo Bank, N.A. (filed as item
1.01  on  Form,  8-K  on  August 30, 2005 and incorporated herein by reference).

10.2 Second amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated March 31, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March
26,  2000  and  incorporated  herein  by  reference).

10.3 First Amendment to the Second Amendment and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.4 Second Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002, but effective December 23, 2001 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2001 and incorporated herein by reference).

10.5 Third Amendment to the Second Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated September 26, 2002, but effective June 30, 2002. (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference).

10.6 Third Amended and Restated Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated January 22, 2003, but effective December 29, 2002. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).

10.7 Construction Loan Agreement between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.8 Promissory Note between the Company and Wells Fargo Bank (Texas) N.A. dated December 28, 2000 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.9 Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated January 31, 2002 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2001 and incorporated herein by reference).

10.10 Stock Purchase Agreement between the Company and Kleinwort Benson Limited dated April 28, 1995 (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1995 and incorporated herein by reference).

10.11 Redemption Agreement between the Company and Kleinwort Benson Limited dated June 24, 1994 (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference.)

10.12 Form of Executive Employment Contract (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December
29,  2002  and  incorporated  herein  by  reference).*

10.13 Employment Agreement between the Company and Ronald W. Parker dated December 16, 2002 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).*

10.14 Severance agreement between the Company and C. Jeffrey Rogers dated August 21, 2002. (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference). *

10.15 1993 Stock Award Plan of the Company (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.16     1993  Outside  Directors  Stock  Award  Plan  of the Company (filed as
Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).*

10.17 1992 Stock Award Plan of the Company (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 and incorporated herein by reference).*


10.18 Letter Agreement dated February 9, 2005 the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 on Form 10-Q for the quarterly period ended December 26, 2004 and incorporated herein by reference).

     10.19 Second Amendment to Third Amended and Restated Loan Agreement and Amendment to Real Estate Note dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item
10.2 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).

10.20 Eighth Amended and Restated Revolving Credit Note Agreement dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item 10.3 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).

10.21 Employment Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.4 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference). *

     10.22 Non-Qualified Stock Option Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.5 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).*

10.23 Executive Compensation Agreement dated April 22,2005 between the Company and Ward T. Olgreen (filed as Item 10.6 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).*

     10.24 Executive Compensation Agreement dated April 22, 2005 between the Company and Shawn M. Preator (filed as Item 10.7 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).*

10.25      2005  Non-Employee  Directors  Stock  Award  Plan  of  the  Company.*

10.26          2005  Employee Incentive Stock Option Award Plan of the Company.*


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

Date:   September  23,  2005     By:      /s/  Shawn  M.  Preator
                                               Shawn  M.  Preator
                                               Chief  Financial  Officer
                                               Treasurer
                                              (Principal  Accounting  Officer)
                                              (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name  and  Position          Date
-------------------          ----

/s/Mark  E.  Schwarz              September  23,  2005
--------------------
Mark  E.  Schwarz
Director  and  Chairman  of  the  Board

/s/Ramon  D.  Phillips            September  23,  2005
----------------------
Ramon  D.  Phillips
Director  and  Vice  Chairman  of  the  Board

/s/  Bobby  L.  Clairday          September  23,  2005
------------------------
Bobby  L.  Clairday
Director

/s/  John  D.  Harkey,  Jr.       September  23,  2005
---------------------------
John  D.  Harkey,  Jr.
Director

/s/Robert  B.  Page               September  23,  2005
-------------------
Robert  B.  Page
Director

/s/  Steven  J.  Pully            September  23,  2005
----------------------
Steven  J.  Pully
Director

/s/  Tim  P.  Taft                September  23,  2005
------------------
Tim  P.  Taft
President  and  Chief  Executive  Officer
(Principal  Executive  Officer)
Director