Form 10-Q
period 2005-09-25
PIZZA INN INC /MO/
filed 2005-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005.
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

     AT NOVEMBER 1, 2005, AN AGGREGATE OF 10,108,494 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----

  Condensed  Consolidated  Statements  of  Operations  for  the  three months
    ended  September  25,  2005  and  September  26,  2004  (unaudited)       3


  Condensed  Consolidated  Statements  of  Comprehensive Income for the three
    months  ended  September  25, 2005 and September 26, 2004 (unaudited)     3

  Condensed  Consolidated  Balance  Sheets  at September 26, 2005 (unaudited)
    and  June  26,  2005                                                      4

  Condensed  Consolidated Statements of Cash Flows for the three months ended
    September  25,  2005  and  September  26,  2004  (unaudited)              5

  Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)       7


Item 2.     Management's  Discussion  and  Analysis  of
-------    -------------------------------------------
             Financial Condition and Results of Operations                   13
             ---------------------------------------------

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       24
------     ----------------------------------------------------------------

Item  4.     Controls  and  Procedures                                       24
--------     -------------------------


PART  II.   OTHER  INFORMATION

Item  1.     Legal  Proceedings                                              24
--------     ------------------
Item  2.     Unregistered Sales of Equity Securities and the Use of Proceeds 27
--------     ---------------------------------------------------------------

Item  3.     Defaults  Upon  Senior  Securities                              27
--------     ----------------------------------

Item 4.      Submission  of  Matters  to  a  Vote  of  Security  Holders     27
------     -----------------------------------------------------------

Item  5.     Other  Information                                              28
--------     ------------------
Item  6.     Exhibits                                                        28
--------     --------

     Signatures                                                              29

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                         PIZZA INN, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                      --------------------
                                                               SEPTEMBER 25,       SEPTEMBER 26,
REVENUES:                                                           2005               2004
                                                            --------------------  ---------------
  Food and supply sales. . . . . . . . . . . . . . . . . .  $            11,308   $       12,822
  Franchise revenue. . . . . . . . . . . . . . . . . . . .                1,180            1,340
  Restaurant sales . . . . . . . . . . . . . . . . . . . .                  218              255
                                                            --------------------  ---------------
                                                                         12,706           14,417
                                                            --------------------  ---------------

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . .               11,132           12,192
  Franchise expenses . . . . . . . . . . . . . . . . . . .                  808              626
  General and administrative expenses. . . . . . . . . . .                1,551            1,022
                                                            --------------------  ---------------
                                                                         13,491           13,840
                                                            --------------------  ---------------

OPERATING (LOSS) INCOME. . . . . . . . . . . . . . . . . .                 (785)             577

  Gain on sale of asset. . . . . . . . . . . . . . . . . .                  147                -
  Interest expense . . . . . . . . . . . . . . . . . . . .                 (169)            (136)
                                                            --------------------  ---------------

(LOSS) INCOME BEFORE INCOME TAXES. . . . . . . . . . . . .                 (807)             441

  Provision for income taxes . . . . . . . . . . . . . . .                 (317)             156
                                                            --------------------  ---------------

NET (LOSS) INCOME. . . . . . . . . . . . . . . . . . . . .  $              (490)  $          285
                                                            ====================  ===============

BASIC (LOSS) EARNINGS PER COMMON SHARE . . . . . . . . . .  $             (0.05)  $         0.03
                                                            ====================  ===============

DILUTED (LOSS) EARNINGS PER COMMON SHARE . . . . . . . . .  $             (0.05)  $         0.03
                                                            ====================  ===============

WEIGHTED AVERAGE COMMON SHARES . . . . . . . . . . . . . .               10,108           10,134
                                                            ====================  ===============

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES . . . . . . . . . . . .               10,150           10,169
                                                            ====================  ===============

                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                  --------------------------
                                                                  SEPTEMBER 25, .  SEPTEMBER 26,
                                                                           2005             2004
                                                            --------------------  ---------------

  Net (loss) income. . . . . . . . . . . . . . . . . . . .  $              (490)  $          285
  Interest rate swap gain (loss) - (net of tax (expense)
  benefit of $(29) and $20, respectively). . . . . . . . .                   55              (39)
                                                            --------------------  ---------------
  Comprehensive (loss) income. . . . . . . . . . . . . . .  $              (435)  $          246
                                                            ====================  ===============


              See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 PIZZA INN, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                             SEPTEMBER 25,          JUNE 26,
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2005                   2005
                                                                    ---------------------  ---------------------

CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $                179   $                173
  Accounts receivable, less allowance for doubtful
      accounts of $362 and $360, respectively. . . . . . . . . . .                 3,086                  3,419
  Accounts receivable - related parties. . . . . . . . . . . . . .                   599                    622
  Notes receivable, current portion, less allowance
      for doubtful accounts of $0 and $11, respectively. . . . . .                     -                      -
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,286                  1,918
  Property held for sale . . . . . . . . . . . . . . . . . . . . .                     -                    301
  Deferred tax assets, net . . . . . . . . . . . . . . . . . . . .                   394                    193
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . .                   450                    355
                                                                    ---------------------  ---------------------
      Total current assets . . . . . . . . . . . . . . . . . . . .                 6,994                  6,981

LONG-TERM ASSETS
  Property, plant and equipment, net . . . . . . . . . . . . . . .                12,197                 12,148
  Property under capital leases, net . . . . . . . . . . . . . . .                    11                     12
  Long-term receivable  - related party. . . . . . . . . . . . . .                   309                    314
  Deferred tax assets, net . . . . . . . . . . . . . . . . . . . .                    33                      -
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   157                      -
  Reacquired development territory . . . . . . . . . . . . . . . .                   575                    623
  Deposits and other . . . . . . . . . . . . . . . . . . . . . . .                   166                    177
                                                                    ---------------------  ---------------------
                                                                    $             20,442   $             20,255
                                                                    =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade . . . . . . . . . . . . . . . . . . . .  $              2,502   $              1,962
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .                 1,590                  1,374
  Current portion of long-term debt. . . . . . . . . . . . . . . .                 7,558                    406
  Current portion of capital lease obligations . . . . . . . . . .                    11                     11
                                                                    ---------------------  ---------------------
      Total current liabilities. . . . . . . . . . . . . . . . . .                11,661                  3,753

LONG-TERM LIABILITIES
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .                     -                  7,297
  Long-term capital lease obligations. . . . . . . . . . . . . . .                    10                     13
  Deferred tax liability, net. . . . . . . . . . . . . . . . . . .                     -                      3
  Other long-term liabilities. . . . . . . . . . . . . . . . . . .                   175                    283
                                                                    ---------------------  ---------------------
                                                                                  11,846                 11,349
                                                                    ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 15,060,319 and 15,046,319 shares, respectively;
    outstanding 10,108,494 and 10,094,494 shares, respectively . .                   151                    150
  Additional paid-in capital . . . . . . . . . . . . . . . . . . .                 8,129                  8,005
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .                20,092                 20,582
  Accumulated other comprehensive loss . . . . . . . . . . . . . .                  (132)                  (187)
  Treasury stock at cost
    Shares in treasury: 4,951,825 and 4,951,825, respectively. . .               (19,644)               (19,644)
                                                                    ---------------------  ---------------------
      Total shareholders' equity . . . . . . . . . . . . . . . . .                 8,596                  8,906
                                                                    ---------------------  ---------------------
                                                                    $             20,442   $             20,255
                                                                    =====================  =====================

                     See accompanying Notes to Condensed Consolidated Financial Statements.


                                               PIZZA INN, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                  --------------------
                                                                           SEPTEMBER 25,       SEPTEMBER 26,
                                                                                2005               2004
                                                                        --------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . .  $              (490)  $          285
  Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .                  276              287
    Utilization of deferred taxes. . . . . . . . . . . . . . . . . . .                    -              (52)
    Deferred rent expense. . . . . . . . . . . . . . . . . . . . . . .                   31                -
    Stock compensation expense . . . . . . . . . . . . . . . . . . . .                  103                -
    Gain on property held for sale . . . . . . . . . . . . . . . . . .                 (157)               -
    Provision for bad debt . . . . . . . . . . . . . . . . . . . . . .                    -               15
    Tax on stock compensation expense. . . . . . . . . . . . . . . . .                  (35)               -
  Changes in assets and liabilities (net of businesses acquired):
    Notes and accounts receivable. . . . . . . . . . . . . . . . . . .                  342              (50)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (369)            (199)
    Accounts payable - trade . . . . . . . . . . . . . . . . . . . . .                  540              892
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .                 (125)            (121)
    Prepaid expenses and other . . . . . . . . . . . . . . . . . . . .                 (111)              69
                                                                        --------------------  ---------------
    CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . .                    5            1,126
                                                                        --------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of property held for sale . . . . . . . . . . . .                  474                -
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .                 (290)            (307)
  Purchase of new businesses . . . . . . . . . . . . . . . . . . . . .                  (57)               -
                                                                        --------------------  ---------------
    CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES . . . . . . . . .                  127             (307)
                                                                        --------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations, net                 (148)          (1,205)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . .                   22                -
                                                                        --------------------  ---------------
    CASH USED FOR FINANCING ACTIVITIES . . . . . . . . . . . . . . . .                 (126)          (1,205)
                                                                        --------------------  ---------------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .                    6             (386)
Cash and cash equivalents, beginning of period . . . . . . . . . . . .                  173              617
                                                                        --------------------  ---------------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . .  $               179   $          231
                                                                        ====================  ===============


                    See accompanying Notes to Condensed Consolidated Financial Statements.

                                PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                              -------------------
                                         SEPTEMBER 25,     SEPTEMBER 26,
                                             2005               2004
                                      -------------------  --------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . .  $               165  $          137
  Income taxes . . . . . . . . . . .                    -              50

     See accompanying Notes to Condensed Consolidated Financial Statements.















                                 PIZZA INN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited condensed consolidated financial statements in its Form 10-K for the fiscal year ended June 26, 2005. Certain prior year amounts have been reclassified to conform with current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123R"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.

Effective for the quarter ended September 25, 2005, the Company adopted FAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of FAS 123R.

Prior to the adoption of FAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with FAS 123R, for the period beginning with first quarter of fiscal 2006, the Company will report the excess tax benefits from the exercise of stock options as financing cash flows. Such benefits are presented as a component of operating cash flows for periods prior to the first quarter of 2006.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant. The Company will reconsider use of this model if additional information becomes available in the future that indicates another model would be more appropriate for us, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model. The Company had previously estimated forfeitures in the expense calculation for pro forma footnote disclosure and no change in that methodology was made upon adoption of FAS 123R.

Amortization of the fair value of the stock option grants has been included in our results since the grant date and totaled approximately $103,000 for the quarter ended September 25, 2005. The current period expense related to the unvested portion of previously granted awards that remain outstanding at the date of adoption and one grant of options to a director in the current quarter. Similar amounts for these options are expected to be expensed in future quarters.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation in the first quarter of fiscal 2005 are presented below.



                                                  SEPTEMBER 26,
                                                            2004
                                                  --------------

  Net income, as reported. . . . . . . . . . . .  $          285
  Compensation expense under FAS 123, net of tax               -
                                                  --------------
  Pro forma net income . . . . . . . . . . . . .  $          285
                                                  ==============

  Earnings per share
    Basic-as reported. . . . . . . . . . . . . .  $         0.03
    Basic-pro forma. . . . . . . . . . . . . . .  $         0.03

    Diluted-as reported. . . . . . . . . . . . .  $         0.03
    Diluted-pro forma. . . . . . . . . . . . . .  $         0.03





(2) The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of September 25, 2005 and September 26, 2004, the variable interest rates were 7.25% and 4.50%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of September 25, 2005 and September 26, 2004 were $923,000 and $99,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million term loan had an outstanding balance of $6.6 million at September 25, 2005 and $7.0 million at September 26, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

On October 18, 2005 the Company notified Wells Fargo that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Third Amendment to the Third Amended and Restated Loan Agreement between the Company and the Bank dated August 29, 2005 but effective as of June 26, 2005 ("the Loan Agreement") and that as a result an event of default exists under the Loan Agreement. As a result of the event of default all outstanding principal of the Company's obligations under the Loan Agreement have been reclassified as a current liability on the Company's balance sheet. The Company has requested that Wells Fargo agree to waive the event of default. However, Wells Fargo is not obligated under the Loan Agreement to grant such a waiver. As of November 1, 2005 Wells Fargo has not exercised any of the rights or remedies available to it under the Loan Agreement in these circumstances.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of September 25, 2005, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. The arbitration hearing is scheduled to begin April 3, 2006.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of September 25, 2005.


(5) On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged "change of control" under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark has filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. On November 8, 2005 the parties approved entering into a confidential settlement agreement and release of claims, which provides, among other things, that the Company will pay Mr. Clark $150,000, the parties will dismiss with prejudice all claims in the pending arbitration action and each party will bear its or his own costs and expenses.


(6) On April 22, 2005, the Company provided PepsiCo, Inc. ("PepsiCo") written notice of PepsiCo's breach of the beverage marketing agreement the parties had entered into in May 1998 (the "Beverage Agreement"). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005 the parties entered into a "standstill" agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to compete its cure.

The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of approximately $2.6 million an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned.

The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. The Company is preparing its response to the Petition, which may include claims against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees. No accrual for such amounts has been made as of September 25, 2005.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                   INCOME        SHARES       PER SHARE
                                                 (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                                ------------  -------------  -----------

THREE MONTHS ENDED SEPTEMBER 25, 2005
BASIC EPS
Income (Loss) Available to Common Shareholders  $      (490)         10,108  $    (0.05)
Effect of Dilutive Securities - Stock Options.                           42
                                                                  ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions. . . . . . . . . . . . .  $      (490)         10,150  $    (0.05)
                                                ============  =============  ===========

THREE MONTHS ENDED SEPTEMBER 26, 2004
BASIC EPS
Income Available to Common Shareholders. . . .  $       285          10,134  $     0.03
Effect of Dilutive Securities - Stock Options.                           35
                                                                 ------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions. . . . . . . . . . . . .  $       285          10,169  $     0.03
                                                ============  =============  ===========




The Company previously reported on October 25, 2005 a net loss for its quarter ended September 25, 2005 of a net loss of ($393,000) and a net loss per share of ($0.04). On November 8, 2005 the Executive Committee of the board of directors approved entering into with Mr. Clark a confidential settlement agreement and release of claims, which provides, among other things, that the Company will pay Mr. Clark $150,000, the parties will dismiss with prejudice all claims in the pending arbitration action and each party will bear its or his own costs and expenses. As a result of the settlement between the Company and Mr. Clark and in accordance with generally accepted accounting principles regarding subsequent events, the Company has adjusted its net loss for the quarter ending September 25, 2005 by ($97,000) to ($490,000) from ($393,000) and its net loss per share for the quarter ending September 25, 2005 by ($0.01) to ($0.05) per share from ($0.04) per share.





(8) Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company's reportable segments for the three month period ended September 25, 2005 and September 26, 2004 (in thousands).





                                       SEPTEMBER 25,    SEPTEMBER 26,
                                                2005             2004
                                      ---------------  ---------------
 NET SALES AND OPERATING REVENUES:
 Food and equipment distribution . .  $       11,308   $       12,822
 Franchise and other . . . . . . . .           1,398            1,595
 Intersegment revenues . . . . . . .              20               85
                                      ---------------  ---------------
   combined. . . . . . . . . . . . .          12,726           14,502
 Less intersegment revenues. . . . .             (20)             (85)
                                      ---------------  ---------------
   Consolidated revenues . . . . . .  $       12,706   $       14,417
                                      ===============  ===============

 DEPRECIATION AND AMORTIZATION:
 Food and equipment distribution . .  $          131   $          125
 Franchise and other . . . . . . . .              67               73
                                      ---------------  ---------------
   combined. . . . . . . . . . . . .             198              198
 Corporate administration and other.              78               89
                                      ---------------  ---------------
   Depreciation and amortization . .  $          276   $          287
                                      ===============  ===============

 INTEREST EXPENSE:
 Food and equipment distribution . .  $           94   $           93
 Franchise and other . . . . . . . .               1                1
                                      ---------------  ---------------
   combined. . . . . . . . . . . . .              95               94
 Corporate administration and other.              74               42
                                      ---------------  ---------------
   Interest expense. . . . . . . . .  $          169   $          136
                                      ===============  ===============
 OPERATING (LOSS) INCOME:
 Food and equipment distribution (1)  $         (214)  $          383
 Franchise and other (1) . . . . . .             240              692
 Intersegment profit . . . . . . . .              18               22
                                      ---------------  ---------------
   combined. . . . . . . . . . . . .              44            1,097
 Less intersegment profit. . . . . .             (18)             (22)
 Corporate administration and other.            (811)            (498)
                                      ---------------  ---------------
   Operating (loss) income . . . . .  $         (785)  $          577
                                      ===============  ===============

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $       12,388   $       13,960
 Foreign countries . . . . . . . . .             318              457
                                      ---------------  ---------------
   Consolidated total. . . . . . . .  $       12,706   $       14,417
                                      ===============  ===============

 (1) Does  not  include  full  allocation of corporate administration.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words "believe," "expect," "anticipate," "estimate," "intends," "opinion," "potential" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth below under the heading "Risk Factors." These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              RESULTS OF OPERATIONS
OVERVIEW

     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn". Our distribution division is Norco Restaurant Services Company ("Norco"). At September 25, 2005, there were 385 Pizza Inn restaurants, consisting of four Company-owned restaurants and 381 franchised restaurants. Domestic restaurants are operated as: (i) 191 buffet restaurants ("Buffet Units") that offer dine-in, carry-out, and, in many cases, delivery services; (ii) 51 restaurants that offer delivery and carry-out services only ("Delco Units"); and (iii) 71 express units ("Express Units") typically located within a convenience store, college campus building,  airport  terminal,  or  other  commercial  facility that offers quick carry-out service from a limited menu. The 313 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, we have 72 international restaurants located in 9 foreign countries.

     Diluted earnings per share decreased 267% to ($0.05) from $0.03 in the prior year. Net income decreased $775,000 or 272% to ($490,000) from $285,000 in the prior year, on revenues of $12,706,000 in the current year and $14,417,000 in the prior year. The decrease in net income is primarily the result of lower food and supply sales and royalties resulting from lower comparable chainwide retail sales, fewer net stores and the impact of Hurricane Katrina. In addition to lower revenues, legal fees increased $513,000 for ongoing litigation and related matters and energy costs increased $156,000, due to higher rates.

REVENUES

     Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by Norco to franchisees, franchise royalties and area development rights. Management believes that key performance indicators in evaluating financial results include chainwide retail sales, the number and type of operating restaurants and the percentage of products and supplies such restaurants purchase from Norco. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which are driven by changes in same store sales and restaurant count.
FOOD  AND  SUPPLY  SALES

     Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended September 25, 2005 decreased 12%, or $1,514,000, to $11,308,000 from $12,822,000 compared to the comparable period last year. The decrease in revenues for the three month period ended September 25, 2005 compared to the quarter ended September 26, 2004 is primarily due to a decline of 5.6% in overall domestic chainwide retail sales, fewer net stores and the impact of Hurricane Katrina, all of which combined, negatively impacted Norco product sales by approximately $1,190,000. In addition, equipment sales decreased $240,000 due to fewer store openings, international sales decreased $119,000 and the sale of restaurant-level marketing materials decreased $70,000.

FRANCHISE  REVENUE

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 12%, or $160,000 to $1,180,000 from $1,340,000 for the three month period ended September 25, 2005 compared to the comparable period last year, primarily due to the decline of 5.6% in overall domestic chainwide retail sales. Additionally, domestic franchise fees were lower compared to the comparable period last year due to fewer store openings. The following chart summarizes the major components of franchise revenue (in thousands):







                                      Three Months Ended
                                      -------------------
                              September 25,        September 26,
                                             2005            2004
                              -------------------  --------------
     Domestic royalties. . .  $             1,085  $        1,163
     International royalties                   87             107
     Domestic franchise fees                    8              70
                              -------------------  --------------
     Franchise revenue . . .  $             1,180  $        1,340
                              ===================  ==============



RESTAURANT  SALES

     Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 15% or $37,000 to $218,000 from $255,000 for the three month period ended September 25, 2005, compared to the comparable period of the prior year due to lower comparable sales at both stores.




                                   Three Months Ended
                                     -------------------
                           September 25,     September 26,
                                       2005            2004
                        -------------------  --------------
     Buffet. . . . . .  $               136  $          155
     Delivery/Carryout                   82             100
                        -------------------  --------------
     Restaurant sales.  $               218  $          255
                        ===================  ==============




COSTS  AND  EXPENSES

COST  OF  SALES

Cost of sales decreased 9% or $1,060,000 to $11,132,000 from $12,192,000 for the three month period ended September 25, 2005 compared to the comparable period in the prior year. This decrease is primarily the result of lower food and supply sales resulting from lower retail sales as previously discussed. Cost of sales, as a percentage of sales for the three month ended September 25, 2005 increased to 97% from 93% from the comparable period last year. This percentage increase is primarily due to higher energy costs and to pre-opening expenses, including payroll, rent and utilities for the three new Company-owned restaurants under development. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel) and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs increased 29% or $182,000 for the three month period ended September 25, 2005 compared to the comparable period last year. This increase is primarily the result of field research study costs and higher payroll due to additional staffing levels.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 52% or $529,000 to $1,551,000 from $1,022,000 for the three month period ended September 25, 2005 compared to the comparable period last year. The following chart summarizes the major components of general and administrative expenses (in thousands):




                                                Three Months Ended
                                                -------------------
                                             September 25,     September 26,
                                                         2005            2004
                                          -------------------  --------------
     Payroll . . . . . . . . . . . . . .  $               480  $          587
     Legal fees. . . . . . . . . . . . .                  615             102
     Other . . . . . . . . . . . . . . .                  353             333
     Stock compensation expense. . . . .                  103               -
                                          -------------------  --------------
     General and administrative expenses  $             1,551  $        1,022
                                          ===================  ==============





The current year includes legal expenses related to ongoing litigation and related matters described previously. The Company anticipates that higher than normal legal expenses will continue until all such matters are resolved. Stock compensation expense is the result of the implementation of FAS 123R as previously discussed.

INTEREST  EXPENSE

     Interest expense increased 24% or $33,000 to $169,000 from $136,000 for the three month period ended September 25, 2005 compared to the comparable period of the prior year due to higher interest rates and higher debt balances under the Revolving Credit Agreement.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased 303% or $473,000 for the three month period ended September 25, 2005 compared to the comparable period in the prior year due to lower income in the current quarter. The effective tax rate was 40% compared to 35% for the comparable period in the previous year. The change in the effective tax rate is primarily due to the effect of permanent differences.

RESTAURANT  OPENINGS  AND  CLOSINGS

     A total of six new Pizza Inn franchise restaurants opened, including one domestic and five international, during the three month period ended September 25, 2005. Domestically, twelve restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. Additionally, seven international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because
(i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal 2005 and (ii) these closed restaurants were lower volume restaurants whose financial impact on our business as a whole was immaterial. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant activity for the period ended September 25, 2005 compared to the comparable period in the prior year:



 Three  months  ending  September  25,  2005


                                           Beginning                 Concept  End of
                                           of Period  Opened   Closed  Change   Period
                                           ---------  -------  ------  -------  ------
   Buffet . . . . . . . . . . . . . . . .        199        -       8       -      191
   Delivery/carry-out . . . . . . . . . .         52        1       2       -       51
   Express. . . . . . . . . . . . . . . .         73        -       2       -       71
   International. . . . . . . . . . . . .         74        5       7       -       72
                                         -----------  -------  -----  -------  -------
   Total. . . . . . . . . . . . . . . . .        398        6      19       -      385
                                           =========  =======  ======  =======  ======


 Three months ending September 26, 2004

                                             Beginning. . . .  . .  .  Concept  End of
                                            of Period. Opened  Closed   Change  Period
                                           ----------  ------  ------   ------  ------
   Buffet . . . . . . . . . . . . . . . .        212        3       4       1      212
   Delivery/carry-out . . . . . . . . . .         53        3       -      (2)      54
   Express. . . . . . . . . . . . . . . .         73        1       2       1       73
   International. . . . . . . . . . . . .         67        3       -       -       70
                                         -----------  -------  -----  -------  -------
   Total. . . . . . . . . . . . . . . . .        405       10       6       -      409
                                           =========  =======  ======  =======  ======




                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income adjusted for deferred taxes, depreciation and amortization and changes in working capital. In the three month period ending September 25, 2005 the Company generated cash flows of $5,000 from operating activities as compared to $1,126,000 in the prior year. Reduction in cash flows from operating activities for the quarter ended September 25, 2005 as compared to the prior year resulted primarily from a decrease in net income of $775,000 to ($490,000) for the quarter ended September 25, 2005 from $285,000 for the quarter ended September 26, 2004, with the remaining reduction from normal changes in working capital.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first three months of fiscal 2006, $127,000 cash was provided by investing activities as compared to cash used for investing activities of $307,000 for the comparable period in fiscal 2005. Proceeds from the sale of land in Prosper, Texas were partially offset by cash used primarily for costs associated with development of the new Company-owned restaurants and purchase of warehouse equipment.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions and exercise of stock options. Net cash used for financing activities was $126,000 in the first three months of fiscal 2006 as compared to cash used for financing activities of $1,205,000 for the comparable period in fiscal 2005.

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

     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of September 25, 2005 and September 26, 2004, the variable interest rates were 7.25% and 4.50%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of September 25, 2005 and September 26, 2004 were $923,000 and $99,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

          The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million term loan had an outstanding balance of $6.6 million at September 25, 2005 and $7.0 million at September 26, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     On October 18, 2005 the Company notified Wells Fargo that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Third Amendment to the Third Amended and Restated Loan Agreement between the Company and the Bank dated August 29, 2005 but effective as of June 26, 2005 ("the Loan Agreement") and that as a result an event of default existed under the Loan Agreement. As a result of the event of default all outstanding principal of the Company's obligations under the Loan Agreement have been reclassified as a current liability on the Company's balance sheet. The Company has requested that Wells Fargo agree to waive the event of default. However, Wells Fargo is not obligated under the Loan Agreement to grant such a waiver. As of November 1, 2005 Wells Fargo has not exercised any of the rights or remedies available to it under the Loan Agreement in these circumstances.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of September 25, 2005, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.


          The Company is in an arbitration proceeding with Mr. Parker as previously described. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position, results of operations and liquidity. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, but believes it has the ability to make any payments required by an adverse determination. No accrual for any amount has been made as of September 25, 2005. We are also a party to a lawsuit brought against us by PepsiCo, described earlier. We believe that the allegations made against the Company by PepsiCo are unfounded, although the ultimate outcome of the lawsuit cannot be predicted with certainty at this time. We intend to vigorously contest all of PepsiCo's claims and to pursue all relief to which we may be entitled. However, in the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus fees and costs. We believe that we have the ability to make any payments required by an adverse determination. No accrual has been made as of September 25, 2005. The Company anticipates a higher level of legal expenses from the ongoing litigation and related matters described previously, until all such matters are resolved.



     In July 2005 the Company acquired the assets of two existing Pizza Inn buffet restaurants from Houston, Texas area franchisees. We are currently in the process of remodeling these restaurants and anticipate reopening them in November or December 2005. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option. The cost of acquiring and remodeling these restaurants is expected to range between $965,000 and $1,050,000.

     In July 2005 the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas for the operation of a buffet concept at a rate of approximately $30.00 per square foot. The restaurant opened October 28, 2005 and we are currently in the process of completing the finish out of the space. The lease has a five-year term with multiple renewal options. The cost of finishing out the space is expected to range between $450,000 and $525,000.

          We also owned property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We decided not to pursue development at that location and sold the property to a third party on September 23, 2005.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of September 25, 2005 (in thousands):






                                              Fiscal Year    Fiscal Years  Fiscal Years After Fiscal
                                      Total .       2006      2007 - 2008  2009 - 2010     Year 2010
                                    ------------  ---------   -----------  ------------  -----------
Long-term debt. . . . . . . . . . .  $ 7,558      $   7,558      $      -      $      -       $    -
Operating lease obligations . . . .    3,991          1,102         1,099           663        1,127
Employment agreement. . . . . . . .      615            240           375             -            -
Capital lease obligations (1) . . .       21             11            10             -            -
                                    ------------  ---------   -----------  ------------  -----------
Total contractual cash obligations.  $12,185      $   8,911      $  1,484      $    663       $1,127
                                     ========     =========   ============  =============  =========



(1)     Does  not  include  amounts  representing  interest.
                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Inventory, which consists primarily of food, paper products, supplies and equipment located at the Company's distribution center, are stated at the lower of FIFO (first-in, first-out), cost or market. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for our products within specific time horizons, generally six months or less. If the Company's demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on our gross margin.

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

     The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of cases and consultations with external counsel and provides for an exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management's estimate, operating results could be impacted.

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

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS, SALES AND EARNINGS COULD BE MATERIALLY ADVERSELY AFFECTED.

     The restaurant industry in general, as well as the pizza segment of the industry, is intensely competitive, both internationally and domestically, with respect to price, service, location and food quality. We compete against many regional and local businesses. There are many well-established competitors with substantially greater brand awareness and financial and other resources than we have. Some of these competitors have been in existence for a longer period than we have and may be better established in markets where we operate restaurants or that are operated by our franchisees, or where they may be located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings and our systemwide restaurant operations.

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

     We also compete on a broader scale with quick service and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, convenience and concept.

     We compete within the food service market and the restaurant industry not only for customers, but also for management and hourly employees, suitable real estate sites and qualified franchisees. Norco is also subject to competition from outside suppliers. If other suppliers, who meet our qualification standards, offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees choose not to purchase from Norco, our financial condition, business and results of operations would be adversely affected.

     IF WE ARE NOT ABLE TO IMPLEMENT OUR GROWTH STRATEGY SUCCESSFULLY, WHICH INCLUDES OPENING NEW DOMESTIC AND INTERNATIONAL RESTAURANTS AND REIMAGING EXISTING RESTAURANTS, OUR ABILITY TO INCREASE OUR REVENUES AND OPERATING PROFITS COULD BE MATERIALLY ADVERSELY AFFECTED.

     A significant component of our growth strategy is opening new domestic and international franchise restaurants. We and our franchisees face many challenges in opening new restaurants, including, among other things, selection and availability of suitable restaurant locations and qualified franchisees, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, the hiring, training and retention of management and other personnel and securing required domestic or foreign governmental permits and approvals.

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

AN INCREASE IN THE COST OF CHEESE OR OTHER COMMODITIES, INCLUDING FUEL AND LABOR, COULD ADVERSELY AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

     An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating results. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees even if we attempted to do so. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, availability, demand and other factors. Sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and distribution businesses. Labor costs are largely a function of the minimum wage for a majority of our restaurant and distribution center personnel and, generally, are a function of the availability of labor.

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

     OUR INTERNATIONAL AND DOMESTIC OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN INTERNATIONAL, REGIONAL AND LOCAL ECONOMIC AND POLITICAL CONDITIONS.

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

     For example, an adverse outcome to the proceedings involving Ronald W. Parker, the Company's former Chief Executive Officer or PepsiCo could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under his employment agreement plus accrued interest and legal expenses. We could also be liable to PepsiCo for approximately $2.6 million plus costs and legal expenses. No accrual for any amount has been made as of September 25, 2005. See the discussion under "Legal Proceedings" in this report.

     OUR EARNINGS AND BUSINESS GROWTH STRATEGY DEPENDS ON THE SUCCESS OF OUR FRANCHISEES, AND WE MAY BE HARMED BY ACTIONS TAKEN BY OUR FRANCHISEES THAT ARE OUTSIDE OF OUR CONTROL.

     A significant portion of our earnings comes from royalties generated by our franchised restaurants. Franchisees are independent operators, and their employees are not our employees. We provide limited training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If they do not, our image and reputation may suffer, and revenues could decline. While we try to ensure that our franchisees maintain the quality of our brand and branded products, our franchisees may take actions that adversely affect the value of our intellectual property or reputation. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

     LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN NEW QUALIFIED PERSONNEL COULD HURT OUR BUSINESS AND INHIBIT OUR ABILITY TO OPERATE AND GROW SUCCESSFULLY.

     Our success will depend to a significant extent on our leadership team and other key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also depends on our ability to attract and retain qualified personnel to operate our restaurants, distribution center and international operations. The loss of these employees or our inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

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

     Our sales and operating results can vary significantly from quarter-to-quarter and year to year depending on various factors, many of which are beyond our control. These factors include variations in the timing and volume of our sales and our franchisees' sales; the timing of expenditures in anticipation of future sales; sales promotions by us and our competitors; changes in competitive and economic conditions generally; and changes in the cost or availability of our ingredients (including cheese), fuel or labor. As a result, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.



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

     At September 25, 2005, the Company had approximately $7.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.43%. A hypothetical 10% increase in the effective interest rate for these borrowings, assuming debt levels at September 25, 2005, would have increased interest expense by approximately $12,000 for the three month period ending September 25, 2005. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $6.6 million of the variable rate debt.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. The arbitration hearing is scheduled to begin April 3, 2006.

          Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of September 25, 2005.

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

          On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged "change of control" under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark has filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. On November 8, 2005 the parties approved entering into a confidential settlement agreement and release of claims, which provides, among other things, that the Company will pay Mr. Clark $150,000, the parties will dismiss with prejudice all claims in the pending arbitration action and each party will bear its or his own costs and expenses.


     On April 22, 2005, the Company provided PepsiCo, Inc. ("PepsiCo") with written notice of PepsiCo's breach of the beverage marketing agreement the parties had entered into in May 1998 (the "Beverage agreement"). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company with beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days with which to cure the instances of default. On May 18, 2005 the parties entered into a "standstill" agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to compete its cure.

     The parties did not reach an agreement regarding renegotiation of the Beverage Agreement and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's original notice of default. On September 15, 2005 the Company provided PepsiCo with notice of termination of the Beverage Agreement effective immediately. On October 11, 2005 PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn, Inc. filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of $2,651,582, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned.

     The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. The Company is preparing its response to the Petition, which may include claims against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection, or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that its actions in terminating the Beverage Agreement were proper and that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for gallons of beverage products valued at approximately $2.6 million plus costs and fees. No accrual for such amounts has been made as of September 25, 2005.

------
ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  THE  USE OF PROCEEDS
--------------------------------------------------------------------------------

     The Company did not make any share repurchases in the quarter covered by this report:



                                                              Total Number         Maximum
                                                               Of Shares         Number Of
                                                        Purchased As Part  Shares That May
                                          Average         Of Publicly     Yet Be Purchased
                    Total Number  Of      Price Paid     Announced Plans   Under The Plans
 PERIOD            Shares Purchased   Per Share         Or Programs       Or Programs
                    -----------------  ----------------  ----------------  ---------------

Month #1
June 27, 2005 -
July 31, 2005. . .                  -  $              -                 -        1,051,659

Month #2
August 1, 2005 -
August 28, 2005. .                  -                 -                 -        1,051,659

Month #3
August 29, 2005 -.                  -  $              -                 -        1,051,659
September 25, 2005
                    -----------------  ----------------  ----------------  ---------------
Total. . . . . . .                  -  $              -                 -        1,051,659
                    =================  ================  ================  ===============



ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

     On October 18, 2005 the Company notified Wells Fargo that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Loan Agreement and that as a result an event of default existed under the Loan Agreement.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     None

------
ITEM  5.  OTHER  INFORMATION
----------------------------

     None

ITEM  6.  EXHIBITS
------------------

     3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on June 23, 2005 (filed as exhibit 3.6 to the Company's Annual
Report on Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).

3.2 Amended and Restated By-laws as adopted by the Board of Directors on February 11, 2004 (file as Item 5 on Form 8-K on February 11, 2004 and incorporated herein by reference).

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







                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Timothy  P.  Taft
                                           --------------------
                                        Timothy  P.  Taft
                                        Chief  Executive  Officer






                                   By:     /s/Shawn  M.  Preator
                                           ---------------------
                                        Shawn  M.  Preator
                                        Chief  Financial  Officer








Dated:  November  9,  2005