Form 10-Q
period 2005-12-25
PIZZA INN INC /MO/
filed 2006-02-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK  ONE)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 2005.
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

     INDICATE  BY  CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED  IN  RULE  12  B-2  OF  THE  EXCHANGE  ACT).  YES  [ ]    NO [X}

     AT JANUARY 30, 2006, AN AGGREGATE OF 10,138,494 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE OF $.01 EACH (BEING THE REGISTRANT'S ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART  I.    FINANCIAL  INFORMATION

Item  1.     Financial  Statements                                         Page
--------     ---------------------                                         ----

     Condensed  Consolidated  Statements  of Operations for the
        three months and six  months  ended  December  25,  2005
        and  December  26,  2004  (unaudited)                                 3


     Condensed  Consolidated  Statements  of  Comprehensive Income
        for the three months  and six months ended December 25, 2005
        and December 26, 2004 (unaudited)                                     3

     Condensed  Consolidated  Balance  Sheets  at  December 26, 2005
       (unaudited) and  June  26,  2005                                       4


     Condensed  Consolidated  Statements  of Cash Flows for the three months and six  months  ended  December  25,  2005  and December
        26, 2004 (unaudited)                                                  5

     Notes  to  Condensed  Consolidated  Financial  Statements (unaudited)    7


Item 2.    Management's  Discussion  and  Analysis  of
-------    -------------------------------------------
             Financial Condition and Results of Operations                   13
             ---------------------------------------------

Item 3.   Quantitative  and  Qualitative  Disclosures  about  Market  Risk   25
-------    ----------------------------------------------------------------


Item  4.     Controls  and  Procedures                                       25
--------     -------------------------


PART  II.   OTHER  INFORMATION

Item  1.   Legal  Proceedings                                                25
--------     ------------------
Item  2.   Unregistered Sales of Equity Securities and the Use of Proceeds   28
--------   ---------------------------------------------------------------

Item  3.     Defaults  Upon  Senior  Securities                              28
--------     ----------------------------------
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders     28
------     -----------------------------------------------------------
Item  5.     Other  Information                                              29
--------     ------------------
Item  6.     Exhibits                                                        29
--------     --------

     Signatures                                                              30

                         PART I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

                                                   PIZZA INN, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         --------------------         ---------------------------
                                        DECEMBER 25,          DECEMBER 26,   DECEMBER 25,  DECEMBER 26,
REVENUES:. . . . . . . .  . .                 2005                2004         2005             2004
                                     --------------------  --------------- --------------  ------------

  Food and supply sales.  . . . .  $       11,215   $          12,301   $      22,523        $ 25,123
  Franchise revenue. . . . . . . . . .      1,199               1,225           2,379           2,565
  Restaurant sales . . . . . . . . . .        339                 243             557             498
                                --------------------  ------------------  --------------   -----------
                                           12,753              13,769          25,459        $ 28,186
                                --------------------  ------------------  --------------   -----------

COSTS AND EXPENSES:
  Cost of sales. . . . . . .               11,094              11,690          22,226          23,883
  Franchise expenses . . . .                  793                 697           1,601           1,322
  General and administrative expenses.      1,547               1,165           3,098           2,187
                                 --------------------  ------------------  --------------   ---------
                                           13,434              13,552          26,925        $ 27,392
                                 --------------------  ------------------  --------------  ----------

OPERATING (LOSS) INCOME. . .                 (681)                217          (1,466)            794

  Gain on sale of asset. .                                          -             147               -
  Interest expense . . . .                   (199)               (138)           (368)           (274)
                                --------------------  ------------------  --------------    ----------

(LOSS) INCOME BEFORE
  INCOME TAXES . . . . . . . .               (880)                 79          (1,687)            520

  Provision for income taxes .               (279)                 28            (596)            184
                                --------------------  ------------------  --------------    ---------

NET (LOSS) INCOME. . . . . . . . .  $        (601)  $              51   $      (1,091)        $   336
                               ====================  ==================  ==============     ==========

BASIC (LOSS) EARNINGS PER COMMON SHARE $    (0.06)  $            0.01   $       (0.11)        $  0.03
                               ====================  ==================  ==============     ==========

DILUTED (LOSS) EARNINGS PER COMMON SHARE$   (0.06)  $            0.01   $       (0.11)        $  0.03
                               ====================  ==================  ==============     ==========

WEIGHTED AVERAGE COMMON SHARES             10,108              10,104          10,108          10,119
                               ====================  ==================  ==============     =========

WEIGHTED AVERAGE COMMON AND
  POTENTIAL DILUTIVE COMMON SHARES         10,153              10,141          10,151          10,155
                               ====================  ==================  ==============     ==========

                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (IN THOUSANDS)

                                                   THREE MONTHS ENDED .  . .  SIX MONTHS ENDED
                                                -------------------------     -------------------
                                         DECEMBER 25, . .  DECEMBER 26,     DECEMBER 25,  DECEMBER 26,
                                               2005                2004        2005              2004
                                   --------------------  ------------------  ---------  --------------

  Net (loss) income. . . . . . . . . .  $    (601)       $       51        $    (1,091)         $  336
  Interest rate swap gain (loss) - (net
     of tax benefit (expense) of $24 and ($34)
     and $53 and ($14), respectively). . .     46               (67)               102            (28)
                                     --------------       ----------          ---------      ---------
  Comprehensive (loss) income. . . . .  $    (555)       $      (16)       $      (989)         $  308
                                    ===============       ===========         ==========      ========






                       See accompanying Notes to Condensed Consolidated Financial Statements.



                                                 PIZZA INN, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            DECEMBER 25,           JUNE 26,
ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2005                   2005
                                                                     ---------------------  ---------------------
                                                                            (unaudited)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .  $                184   $                173
  Accounts receivable, less allowance for doubtful
      accounts of $232 and $360, respectively . . . . . . . . . . .                 3,265                  3,419
  Accounts receivable - related parties . . . . . . . . . . . . . .                   559                    622
  Notes receivable, current portion, less allowance
      for doubtful accounts of $0 and $11, respectively . . . . . .                     3                      -
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,342                  1,918
  Property held for sale. . . . . . . . . . . . . . . . . . . . . .                     -                    301
  Deferred tax assets, net. . . . . . . . . . . . . . . . . . . . .                   759                    193
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .                   299                    355
                                                                     ---------------------  ---------------------
      Total current assets. . . . . . . . . . . . . . . . . . . . .                 7,411                  6,981

LONG-TERM ASSETS
  Property, plant and equipment, net. . . . . . . . . . . . . . . .                12,878                 12,148
  Property under capital leases, net. . . . . . . . . . . . . . . .                     9                     12
  Long-term receivable. . . . . . . . . . . . . . . . . . . . . . .                    10                      -
  Long-term receivable  - related party . . . . . . . . . . . . . .                   304                    314
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   157                      -
  Reacquired development territory. . . . . . . . . . . . . . . . .                   527                    623
  Deposits and other. . . . . . . . . . . . . . . . . . . . . . . .                   201                    177
                                                                     ---------------------  ---------------------
                                                                     $             21,497   $             20,255
                                                                     =====================  =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade. . . . . . . . . . . . . . . . . . . . .  $              2,607   $              1,962
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .                 1,676                  1,374
  Current portion of long-term debt . . . . . . . . . . . . . . . .                 8,881                    406
  Current portion of capital lease obligations. . . . . . . . . . .                    11                     11
                                                                     ---------------------  ---------------------
      Total current liabilities . . . . . . . . . . . . . . . . . .                13,175                  3,753

LONG-TERM LIABILITIES
  Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .                     -                  7,297
  Long-term capital lease obligations . . . . . . . . . . . . . . .                     7                     13
  Deferred tax liability, net . . . . . . . . . . . . . . . . . . .                    26                      3
  Other long-term liabilities . . . . . . . . . . . . . . . . . . .                   153                    283
                                                                     ---------------------  ---------------------
                                                                                   13,361                 11,349
                                                                     ---------------------  ---------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value; authorized 26,000,000
    shares; issued 15,060,319 and 15,046,319 shares, respectively;
    outstanding 10,108,494 and 10,094,494 shares, respectively. . .                   151                    150
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . .                 8,223                  8,005
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                19,491                 20,582
  Accumulated other comprehensive loss. . . . . . . . . . . . . . .                   (85)                  (187)
  Treasury stock at cost
    Shares in treasury: 4,951,825 and 4,951,825, respectively . . .               (19,644)               (19,644)
                                                                     ---------------------  ---------------------
      Total shareholders' equity. . . . . . . . . . . . . . . . . .                 8,136                  8,906
                                                                     ---------------------  ---------------------
                                                                     $             21,497   $             20,255
                                                                     =====================  =====================

                      See accompanying Notes to Condensed Consolidated Financial Statements.



                                           PIZZA INN, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                             (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                              ------------------
                                                                      DECEMBER 25,      DECEMBER 26,
                                                                          2005              2004
                                                                   ------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income . . . . . . . . . . . . . . . . . . . . . . .  $          (1,091)  $         336
  Adjustments to reconcile net (loss) income to
    cash (used for) provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . .                568             579
    Gain on property held for sale. . . . . . . . . . . . . . . .               (157)              -
    Recovery of bad debt, net . . . . . . . . . . . . . . . . . .                  -              30
    Utilization of deferred taxes . . . . . . . . . . . . . . . .                  -             (52)
    Stock compensation expense. . . . . . . . . . . . . . . . . .                197               -
    Deferred rent . . . . . . . . . . . . . . . . . . . . . . . .                 31               -
  Changes in assets and liabilities:
    Notes and accounts receivable . . . . . . . . . . . . . . . .                195            (134)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . .               (425)           (202)
    Accounts payable - trade. . . . . . . . . . . . . . . . . . .                645             156
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .               (385)           (342)
    Prepaid expenses and other. . . . . . . . . . . . . . . . . .                 80             101
                                                                   ------------------  --------------
    CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES. . . . . . .               (342)            472
                                                                   ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets. . . . . . . . . . . . . . . . . .                474               -
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . .             (1,315)           (354)
                                                                   ------------------  --------------
    CASH USED FOR INVESTING ACTIVITIES. . . . . . . . . . . . . .               (841)           (354)
                                                                   ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease obligations               (209)           (438)
  Borrowings of bank debt . . . . . . . . . . . . . . . . . . . .              1,381               -
  Stock buy back. . . . . . . . . . . . . . . . . . . . . . . . .                  -            (117)
  Proceeds from exercise of stock options . . . . . . . . . . . .                 22              10
                                                                   ------------------  --------------
    CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES. . . . . . .              1,194            (545)
                                                                   ------------------  --------------

Net increase (decrease) in cash and cash equivalents. . . . . . .                 11            (427)
Cash and cash equivalents, beginning of period. . . . . . . . . .                173             617
                                                                   ------------------  --------------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             184   $         190
                                                                   ------------------  --------------


                See accompanying Notes to Condensed Consolidated Financial Statements.


                                 PIZZA INN, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                       -----------------
                                                DECEMBER 25,     DECEMBER 26,
                                                    2005             2004
                                              -----------------  -------------

CASH PAYMENTS FOR:
  Interest . . . . . . . . . . . . . . . . .  $             367  $         273
  Income taxes . . . . . . . . . . . . . . .                  -            250



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

Effective June 27, 2005, the Company adopted FAS 123R using the modified prospective method, which requires us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
Accordingly, prior period amounts presented herein have not been restated to reflect the adoption of FAS 123R.

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

Amortization of the fair value of the stock option grants has been included in our results since the grant date and totaled approximately $94,000 and $197,000 for the quarter and six months ended December 25, 2005, respectively. The current period expense related to the unvested portion of previously granted awards that remain outstanding at the date of adoption and one grant of options to a director in the current year. Similar amounts for these options are expected to be expensed in future quarters.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the first six months of fiscal 2005 are presented below.



                                                DECEMBER 26,
                                                         2004
                                                -------------

  Net income, as reported. . . . . . . . . . .  $         336
  Deduct:  Total stock-based employee
    compensation expense determined under fair
    value based method for all awards, net of
    related tax effects. . . . . . . . . . . .              -
                                                -------------

  Pro forma net income . . . . . . . . . . . .  $         336

  Earnings per share
    Basic-as reported. . . . . . . . . . . . .  $        0.03
    Basic-pro forma. . . . . . . . . . . . . .  $        0.03

    Diluted-as reported. . . . . . . . . . . .  $        0.03
    Diluted-pro forma. . . . . . . . . . . . .  $        0.03




(2) The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of December 25, 2005 and December 26, 2004, the variable interest rates were 7.5% and 5.2%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of December 25, 2005 and December 26, 2004 were $2,347,000 and $970,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million term loan had an outstanding balance of $6.5 million at December 25, 2005 and $6.9 million at December 26, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

On October 18, 2005, the Company notified Wells Fargo Bank, N.A. that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Third Amendment to the Third Amended and Restated Loan
Agreement between the Company and the Bank dated August 29, 2005 but effective as of June 26, 2005 ("the Loan Agreement") and, that as a result an event of default exists under the Loan Agreement. As a result of the continuing event of default as of December 25, 2005 all outstanding principal of the Company's obligations under the Loan Agreement have been reclassified as a current liability on the Company's balance sheet.

     On November 28, 2005 Wells Fargo notified the Company that as a result of the default Wells Fargo would continue to make Revolving Credit Loans (as defined in the Loan Agreement) to the Company in accordance with the terms of the Loan Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time.

Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the Prime Rate Margin have been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Loan Agreement.

(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of December 25, 2005, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. The arbitration hearing is scheduled to begin September 11, 2006.

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of December 25, 2005.

(5) On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged "change of control" under the Clark Agreement, Clark claimed that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. On November 8, 2005 the parties entered into a confidential settlement agreement and release of claims, which provided, among other things, that the Company paid Mr. Clark $150,000, the parties dismissed with prejudice all claims in the pending arbitration action and each party bore its or his own costs and expenses.

(6) On April 22, 2005, the Company provided PepsiCo, Inc. ("PepsiCo") written notice of PepsiCo's breach of the beverage marketing agreement the parties had entered into in May 1998 (the "Beverage Agreement"). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005 the parties entered into a "standstill" agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.

The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of approximately $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned.

The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. The Company is preparing its response to the Petition, which may include claims against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees. This matter is set for trial beginning on September 4, 2006. No accrual for such amounts has been made as of December 25, 2005.

(7) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


                                                                 INCOME                      SHARES       PER SHARE
                                                               (NUMERATOR)                (DENOMINATOR)    AMOUNT
                                                 ---------------------------------------  -------------  -----------
THREE MONTHS ENDED DECEMBER 25,  2005
BASIC EPS
  Income Available to Common Shareholders . . .  $                  (601)                   10,108       $    (0.06)
  Effect of Dilutive Securities - Stock Options                                                 45
                                                                                          ---------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $                  (601)                   10,153       $    (0.06)
                                                 =======================================  ==========     ===========

  THREE MONTHS ENDED DECEMBER 26,  2004
  BASIC EPS
  Income Available to Common Shareholders . . .  $                    51                    10,104       $     0.01
  Effect of Dilutive Securities - Stock Options                                                 37
                                                                                          ------------
  DILUTED EPS
  Income Available to Common Shareholders
  & Assumed Conversions . . . . . . . . . . . .  $                    51                     10,141       $     0.01
                                                 =======================================  =============  ===========



SIX  MONTHS  ENDED  DECEMBER  25,  2005
BASIC  EPS
Income Available to Common Shareholders          $                (1,091)                    10,108       $   (0.11)
Effect of Dilutive Securities - Stock Options                                                   43
                                                                                            -------
DILUTED  EPS
Income  Available  to  Common  Shareholders
                     & Assumed Conversions       $               (1,091)                     10,151       $   (0.11)
                                                 =======================================  =============  ===========
SIX  MONTHS  ENDED  DECEMBER  26,  2004
BASIC  EPS
Income Available to Common Shareholders          $                  336                      10,119       $    0.03
Effect of Dilutive Securities - Stock Options                                                   36
                                                                                          --------
DILUTED  EPS
Income  Available  to  Common  Shareholders
                   & Assumed Conversions         $                 336                       10,155       $    0.03
                                                 =======================================  =============  ===========



(8) Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company's reportable segments for the three month and six month periods ended December 25, 2005 and December 26, 2004 (in thousands).





                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                              -------------------               -----------------
                                       DECEMBER 25,    DECEMBER 26,    DECEMBER 25,    DECEMBER 26,
                                               2005            2004            2005            2004
                                      --------------  --------------  --------------  --------------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution . .  $      11,215   $      12,301   $      22,523   $      25,123
 Franchise and Other . . . . . . . .          1,538           1,468           2,936           3,063
 Intersegment revenues . . . . . . .            417              84             496             169
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .         13,170          13,853          25,955          28,355
 Less intersegment revenues. . . . .           (417)            (84)           (496)           (169)
                                      --------------  --------------  --------------  --------------
   Consolidated revenues . . . . . .  $      12,753   $      13,769   $      25,459   $      28,186
                                      ==============  ==============  ==============  ==============

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution . .  $         135   $         127   $         266   $         252
 Franchise and Other . . . . . . . .             81              70             148             143
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .            216             197             414             395
 Corporate administration and other.             76              95             154             184
                                      --------------  --------------  --------------  --------------
   Depreciation and amortization . .  $         292   $         292   $         568   $         579
                                      ==============  ==============  ==============  ==============

 INTEREST EXPENSE:
 Food and Equipment Distribution . .  $         111   $          60   $         205  $          153
 Franchise and Other . . . . . . . .              1               1               2               2
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .            112              61             207             155
 Corporate administration and other.             87              77             161             119
                                      --------------  --------------  --------------  --------------
   Interest Expense. . . . . . . . .  $         199   $         138   $         368  $          274
                                      ==============  ==============  ==============  ==============

 OPERATING (LOSS) INCOME:
 Food and Equipment Distribution (1)  $        (415)  $         228   $        (724) $          536
 Franchise and Other (1) . . . . . .            220             499             446           1,192
 Intersegment profit . . . . . . . .             45              24              65              46
                                      --------------  --------------  --------------  --------------
   Combined. . . . . . . . . . . . .           (150)            751            (213)          1,774
 Less intersegment profit. . . . . .            (45)            (24)            (65)            (46)
 Corporate administration and other.           (486)           (510)         (1,188)           (934)
                                      --------------  --------------  --------------  --------------
   Operating (loss) income . . . . .  $        (681)  $         217   $      (1,466)  $         794
                                      ==============  ==============  ==============  ==============

 GEOGRAPHIC INFORMATION (REVENUES):
 United States . . . . . . . . . . .  $      12,565   $      13,575   $      24,954   $      27,534
 Foreign countries . . . . . . . . .            188             194             505             652
                                      --------------  --------------  --------------  --------------
   Consolidated total. . . . . . . .  $      12,753   $      13,769   $      25,459   $      28,186
                                      ==============  ==============  ==============  ==============

 (1)             Does  not  include  full  allocation  of  corporate  administration.


(9) The Company has entered into an agreement with an existing franchisee for the sale of the Company's Dallas, Texas buffet unit for $115,000. The Company expects the sale to close and transfer of the buffet unit to occur on or about February 19, 2006.

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

                              RESULTS OF OPERATIONS
OVERVIEW

     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn". Our distribution division is Norco Restaurant Services Company ("Norco"). At December 25, 2005, there were 386 Pizza Inn restaurants, consisting of five Company-owned restaurants and 381 franchised restaurants. Domestic restaurants are operated as: (i) 189 buffet restaurants ("Buffet Units") that offer dine-in, carry-out, and, in many cases, delivery services; (ii) 52 restaurants that offer delivery and carry-out services only ("Delco Units"); and (iii) 72 express units ("Express Units") typically located within a convenience store, college campus building,  airport  terminal,  or  other  commercial  facility that offers quick carry-out service from a limited menu. The 313 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, we have 73 international restaurants located in 9 foreign countries.

     Diluted earnings per share decreased 700%, or $0.07 to ($0.06) from $0.01 for the three month period ended December 25, 2005 and decreased 467%, or $0.14 to ($0.11) from $0.03 for the six month period ended December 25, 2005 compared to the comparable periods in the prior year, respectively. Net income for the three month period ended December 25, 2005 decreased $652,000, or 1,278% to ($601,000) from $51,000 in the prior year, on revenues of $12,753,000 in the current year and $13,769,000 in the prior year. Net income for the six month period ended December 25, 2005 decreased $1,427,000, or 425% to ($1,091,000)
from $336,000 in the prior year, on revenues of $25,459,000 in the current year and $28,186,000 in the prior year. The decrease in net income is primarily the result of lower food and supply sales and royalties resulting from lower comparable chainwide retail sales and fewer net stores. In addition to lower revenues, year-to-date legal fees increased $721,000 for ongoing litigation and related matters, and year-to-date energy costs increased $332,000 due to higher rates for diesel fuel and electricity.

REVENUES

     Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by Norco to franchisees, initial franchise license fees and ongoing royalties and, from time to time, the sale of area development rights. Management believes that key performance indicators in evaluating financial results include chainwide retail sales, the number and type of operating restaurants and the percentage of products and supplies such restaurants purchase from Norco. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which are driven by changes in same store sales and restaurant count.

FOOD  AND  SUPPLY  SALES

     Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended December 25, 2005 decreased 9%, or $1,086,000, to $11,215,000 from $12,301,000 compared to the comparable period last year. The decrease in sales for the three month period ended December 25, 2005 compared to the three month period ended December 26, 2004 is primarily due to a decline of 5.3% in overall domestic chainwide retail sales which negatively impacted Norco product sales by approximately $824,000, lower cheese prices which decreased sales by $224,000, lower non-cheese prices and lower market penetration that impacted sales by $254,000. These sales decreases were offset by $248,000 higher equipment sales. Food and supply sales for the six month period ended December 25, 2005 decreased 10%, or $2,600,000 to $22,523,000 from $25,123,000 compared to the comparable period last year. The decrease for the six month period ending December 25, 2005 is primarily due to a decline of 5.5% in overall domestic chainwide retail sales which negatively impacted Norco product sales by approximately $1,531,000, lower non-cheese prices and lower market penetration that impacted sales by $639,000, lower cheese prices which decreased sales by $296,000 and lower marketing material sales which decreased sales by $164,000.

FRANCHISE  REVENUE

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 2%, or $26,000 to $1,199,000 from $1,225,000 for the three month period ended December 25, 2005 compared to the comparable period last year, primarily due to the impact on royalties as a result of the decline of 5.3% in overall domestic chainwide retail sales. Franchise revenue decreased 7%, or $186,000 to $2,379,000 from $2,565,000 for the six month period ended December 25, 2005 compared to the comparable period last year, primarily due to the impact on royalties as a result of the decline of 5.5% in overall domestic chainwide retail sales. The following chart summarizes the major components of franchise revenue (in thousands):



                                       Three Months Ended                 Six Months Ended
                                      -------------------                 -----------------
                                 December 25,        December 26,     December 25,   December 26,
                                             2005               2004           2005           2004
                              -------------------  -----------------  -------------  -------------
     Domestic royalties. . .  $             1,036  $           1,104  $       2,121  $       2,267
     International royalties                   71                 70            158            177
     Domestic franchise fees                   92                 51            100            121
                              -------------------  -----------------  -------------  -------------
     Franchise revenue . . .  $             1,199  $           1,225  $       2,379  $       2,565
                              ===================  =================  =============  =============




RESTAURANT  SALES

     Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 40%, or $96,000 to $339,000 from $243,000 for the three month period ended December 25, 2005 compared to the comparable period of the prior year due to two new buffet restaurants opening during the quarter which were offset by lower comparable sales at the other two comparable stores. Restaurant sales increased 12%, or $59,000 to $557,000 from $498,000 for the six month period ended December 25, 2005 compared to the comparable period of the prior year. The following chart summarizes the sales by Company owned restaurant (in thousands):



                              Three Months Ended                       Six Months Ended
                             -------------------                       -----------------
                           December 25,        December 26,     December 25,   December 26,
                                       2005               2004           2005           2004
                        -------------------  -----------------  -------------  -------------
     Buffet. . . . . .  $               259  $             142  $         394  $         297
     Delivery/Carryout                   80                101            163            201
                        -------------------  -----------------  -------------  -------------
     Restaurant sales.  $               339  $             243  $         557  $         498
                        ===================  =================  =============  =============


COSTS  AND  EXPENSES

COST  OF  SALES

Cost of sales decreased 5%, or $596,000 to $11,094,000 from $11,690,000 for the three month period ended December 25, 2005 compared to the comparable period in the prior year and decreased 7%, or $1,657,000 to $22,226,000 from $23,883,000 for the six month period ended December 25, 2005 compared to the comparable period in the prior year, respectively. These decreases are primarily the result of lower food and supply sales resulting from lower retail sales as previously discussed. Cost of sales, as a percentage of food and supply and restaurant sales for the three month and six months ended December 25, 2005 increased to 96% from 93% from the comparable period last year. This percentage increase is primarily due to higher energy costs and to pre-opening expenses, including payroll, rent and utilities for the three new Company-owned restaurants under development. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel) and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs increased 14%, or $96,000 to $793,000 from $697,000 for the three month period ended December 25, 2005 compared to the comparable period last year and 21%, or $279,000 to $1,601,000 from $1,322,000 for the six month period ended December 25, 2005 compared to the comparable period in the prior year. These increases are primarily the result of higher payroll expenses due to additional staffing levels, higher travel costs, and field market research.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 33%, or $382,000 to $1,547,000 from $1,165,000 for the three month period ended December 25, 2005 compared to the comparable period last year and increased 42%, or $911,000 to $3,098,000 from $2,187,000 for the six month period ended December 25, 2005 compared to the comparable period in the prior year. The following chart summarizes the major components of general and administrative expenses (in thousands):



                                          Three Months Ended               Six Months Ended
                                          -------------------               -----------------
                                    December 25,        December 26,     December 25,   December 26,
                                                2005               2004           2005           2004
                                 -------------------  -----------------  -------------  -------------
     Payroll. . . . . . . . . .  $               490  $             533  $         970  $       1,120
     Legal fees . . . . . . . .                  442                234          1,057            336
     Other. . . . . . . . . . .                  521                398            874            731
     Stock compensation . . . .                   94                  -            197              -
                                 -------------------  -----------------  -------------  -------------
     Total general and
         administrative expense  $             1,547  $           1,165  $       3,098  $       2,187
                                 ===================  =================  =============  =============





     The current year includes legal expenses related to ongoing litigation and related matters described previously. The Company anticipates that higher than normal legal expenses will continue until all such matters are resolved. Stock compensation expense is the result of the implementation of FAS 123R as previously discussed.

INTEREST  EXPENSE

     Interest expense increased 44%, or $61,000 to $199,000 from $138,000 for the three month period ended December 25, 2005 compared to the comparable period of the prior year and 34%, or $94,000 to $368,000 from $274,000 for the six month period ended December 25, 2005 compared to the comparable period in the prior year, respectively, due to higher interest rates and higher debt balances under the Revolving Credit Agreement.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased 1096%, or $307,000 for the three month period ended December 25, 2005 compared to the comparable period in the prior year and 424%, or $780,000 for the six month period ended December 25, 2005 compared to the comparable period in the prior year due to lower income for the three month and six month periods in the current year compared to the comparable periods in the prior year. The effective tax rate was 32% compared to 35% for the three month period ending December 25, 2005 compared to the comparable period in the previous year and 35% compared to 35% for the six month period ending December 25, 2005 compared to the comparable period in the prior year. The change in the effective tax rate is primarily due to the effect of permanent differences.

RESTAURANT  OPENINGS  AND  CLOSINGS

     A total of fourteen new Pizza Inn franchise restaurants opened, including eight domestic and six international, during the six month period ended December 25, 2005. Domestically, nineteen restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. Additionally, seven international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because
(i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal 2005 and (ii) these closed restaurants were generally lower volume restaurants. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant activity for the period ended December 25, 2005 compared to the comparable period in the prior year:


 Six  months  ending  December  25,  2005


                                      Beginning                 Concept  End of
                                      of Period  Opened   Closed  Change  Period
                                      ---------  -------  ------  ------  ------
 Buffet. . . . . . . . . . . . . . .        199        4      14       -     189
 Delivery/carry-out. . . . . . . . .         52        2       2       -      52
 Express . . . . . . . . . . . . . .         73        2       3       -      72
 International . . . . . . . . . . .         74        6       7       -      73
                                      ---------  -------  ------  ------  ------
 Total . . . . . . . . . . . . . . .        398       14      26       -     386
                                      =========  =======  ======  ======  ======


 Six months ending December 26, 2004

                                     Beginning . . . . . . . .. .  Concept End of
                                     of Period.  Opened    Closed   Change  Period
                                    ---------- ---------  -------  ------  ------
 Buffet. . . . . . . . . . . . . . .        212        8       5       -     215
 Delivery/carry-out. . . . . . . . .         53        -       3       -      50
 Express . . . . . . . . . . . . . .         73        1       4       -      70
 International . . . . . . . . . . .         67        6       -       -      73
                                      ---------  -------  ------  ------  ------
 Total . . . . . . . . . . . . . . .        405       15      12       -     408
                                      =========  =======  ======  ======  ======







                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net income adjusted for deferred taxes, depreciation and amortization and changes in working capital. In the six month period ending December 25, 2005 the Company used cash flows of $342,000 from operating activities as compared to generating $472,000 in cash flows in the prior year. Reduction in cash flows from operating activities for the quarter ended December 25, 2005 as compared to the prior year resulted primarily from a decrease in net income of $1,427,000 to ($1,091,000) for the six months period ended December 25, 2005 from $336,000 for the six month period ended December 26, 2004, partially offset by normal changes in working capital.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first six months of fiscal 2006, $841,000 cash was used for investing activities as compared to cash used for investing activities of $354,000 for the comparable period in fiscal 2005. Cash used was primarily for costs associated with development of the new Company-owned restaurants and purchase of warehouse equipment that was offset partially from the proceeds from the sale of land in Prosper, Texas.

     Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions and exercise of stock options. Net cash provided by financing activities was $1,194,000 in the first six months of fiscal 2006 as compared to cash used for financing activities of $545,000 for the comparable period in fiscal 2005.

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

     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of December 25, 2005 and December 26, 2004, the variable interest rates were 8.75% and 5.0%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of December 25, 2005 and December 26, 2004 were $2,347,000 and $970,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

          The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million term loan had an outstanding balance of $6.5 million at December 25, 2005 and $6.9 million at December 26, 2004. Property, plant and equipment, inventory and accounts receivable have been pledged for the above referenced loan agreement.

     On October 18, 2005, the Company notified Wells Fargo Bank, N.A. that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Third Amendment to the Third Amended and Restated Loan
Agreement between the Company and the Bank dated August 29, 2005 but effective as of June 26, 2005 ("the Loan Agreement") and, that as a result an event of default exists under the Loan Agreement. As a result of the continuing event of default as of December 25, 2005 all outstanding principal of the Company's obligations under the Loan Agreement have been reclassified as a current liability on the Company's balance sheet.

     On November 28, 2005 Wells Fargo notified the Company that as a result of the default Wells Fargo would continue to make Revolving Credit Loans (as defined in the Loan Agreement) to the Company in accordance with the terms of the Loan Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time.

     Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the Prime Rate Margin have been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Loan Agreement.

          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of December 25, 2005, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

          The Company is in an arbitration proceeding with Mr. Parker as previously described. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position, results of operations and liquidity. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, but believes it has the ability to make any payments required by an adverse determination. No accrual for any amount has been made as of December 25, 2005. We are also a party to a lawsuit brought against us by PepsiCo, as previously described. We believe that the allegations made against the Company by PepsiCo are unfounded, although the ultimate outcome of the lawsuit cannot be predicted with certainty at this time. We intend to vigorously contest all of PepsiCo's claims and to pursue all relief to which we may be entitled. However, in the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus fees and costs. We believe that we have the ability to make any payments required by an adverse determination. No accrual has been made as of December 25, 2005. The Company anticipates a higher level of legal expenses from the ongoing litigation and related matters described previously, until all such matters are resolved.

     In July 2005 the Company acquired the assets of two existing buffet units from Houston, Texas area franchisees. One of these stores has been remodeled and opened in December 2005. The other store is currently being remodeled and we anticipate reopening it in February 2006. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option. The cost of acquiring and remodeling these restaurants is expected to range between $965,000 and $1,050,000.

     In July 2005 the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas for the operation of a buffet unit at a lease rate of approximately $30.00 per square foot. The restaurant opened October 28, 2005. The lease has a five-year term with multiple renewal options. The cost of finishing out the space, including equipment, was approximately $494,000.

          We also owned property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a buffet restaurant. We decided not to pursue development at that location and sold the property to a third party on September 23, 2005.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of December 25, 2005 (in thousands):




                                                  Fiscal Year  Fiscal Years     Fiscal Years   After Fiscal
                                          Total          2006    2007 - 2008    2009 - 2010  Year 2010
                                       --------   -----------  --------------  ------------  -------------
Bank debt (1) . . . . . . . . . . .  $      8,881  $       8,881  $           -  $           -  $    -
Operating lease obligations . . . .         3,831          1,112          1,013            646   1,060
Employee contracts. . . . . . . . .           517            142            375              -       -
Capital lease obligations (1) . . .            18             11              7              -       -
                                     ------------  -------------  -------------  -------------  ------
Total contractual cash obligations.  $     13,247  $      10,146  $       1,395  $         646  $1,060
                                     ============  =============  =============  =============  ======





(1) Does not include amounts representing interest. The bank debt includes a variable rate $3.0 million revolving credit line with a balance of $2.3 million as of December 25, 2005. At December 25, 2005, the variable interest rate on the revolving credit line was 7.5%. Also included in the bank debt is a variable rate term loan of $8.125 million with a balance of $6.5 million as of December 25, 2005. The Company fixed the interest rate at 5.84% on the term loan by utilizing an interest rate swap agreement.

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

     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, general customer creditworthiness, and the franchisee's ability to pay, based upon the franchisee's sales, operating results, and other general and local economic trends and conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates. Beginning January 1, 2006, the Company began charging a finance charge on all receivables past due more than thirty days.

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

     For example, an adverse outcome to the proceedings involving Ronald W. Parker, the Company's former Chief Executive Officer or PepsiCo could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under his employment agreement plus accrued interest and legal expenses. We could also be liable to PepsiCo for approximately $2.6 million plus costs and legal expenses. No accrual for any amount has been made as of December 25, 2005. See the discussion under "Legal Proceedings" in this report.

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

     At December 25, 2005, the Company had approximately $8.8 million of variable rate debt obligations outstanding with a weighted average interest rate of 6.9%. A hypothetical 10% increase in the effective interest rate for these borrowings, assuming debt levels at December 25, 2005, would have increased interest expense by approximately $26,000 for the six month period ending December 25, 2005. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $6.5 million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

     The Company's management, including the Company's principal executive officer and principal accounting officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

          On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker is not entitled to severance payments or any other further compensation from the Company. In addition, the Company is seeking compensatory damages, consequential damages, and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for breach of the Parker Agreement, seeking the severance payment provided for in the Parker Agreement for a termination of Mr. Parker by the Company for reason other than for cause (as defined in the Parker Agreement), plus interest, attorney's fees and costs. The arbitration hearing is scheduled to begin September 11, 2006.

          Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company believes that its claims against Mr. Parker are well founded and intends to vigorously pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of December 25, 2005.

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

          On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged "change of control" under the Clark Agreement, Clark claims that he was entitled to terminate the Clark Agreement within twelve (12) months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark has filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. On November 8, 2005 the parties entered into a confidential settlement agreement and release of claims, which provided, among other things, that the Company paid Mr. Clark $150,000, the parties dismissed with prejudice all claims in the pending arbitration action and each party will bore its or his own costs and expenses.

     On April 22, 2005, the Company provided PepsiCo, Inc. ("PepsiCo") with written notice of PepsiCo's breach of the beverage marketing agreement the parties had entered into in May 1998 (the "Beverage agreement"). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company with beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days with which to cure the instances of default. On May 18, 2005 the parties entered into a "standstill" agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.

     The parties did not reach an agreement regarding renegotiation of the Beverage Agreement and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's original notice of default. On September 15, 2005 the Company provided PepsiCo with notice of termination of the Beverage Agreement effective immediately. On October 11, 2005 PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn, Inc. filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned.

     The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. The Company is preparing its response to the Petition, which may include claims against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection, or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that its actions in terminating the Beverage Agreement were proper and that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for gallons of beverage products valued at approximately $2.6 million plus costs and fees. This matter is set for trial beginning on September 4, 2006. No accrual for such amounts has been made as of December 25, 2005.

------
ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  THE  USE OF PROCEEDS
--------------------------------------------------------------------------------

     The Company did not make any share repurchases in the quarter covered by this report.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     The following matters were submitted to a vote of security holders during the second quarter of the Company's fiscal year 2006 at the Company's 2005 Annual Meeting of Shareholders on December 14, 2005.

1. The Company's shareholders elected all seven of the Company's nominees for director by the following vote:

          Nominee                    For                    Withheld
          -------                    ---                    --------
          Bobby L. Clairday        8,783,590                117,833
          John D. Harkey, Jr.      8,138,976                762,447
          Robert B. Page           8,139,476                761,947
          Ramon D. Phillips        8,054,990                846,433
          Steven J. Pully          8,075,154                826,269
          Timothy P. Taft          8,131,840                769,583
          Mark E. Schwarz          8,121,504                779,190



2. The Company's shareholders voted to ratify the Company's appointment of BDO Seidman, LLP as the Company's registered independent public accountant for fiscal 2006 by the following vote:

        For:                       8,875,934
        Against:                       5,152
        Withheld:                     20,338

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

     31.1     Certification  of  Chief  Executive Officer as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

31.2     Certification  of  Principal  Accounting Officer as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Chief Executive Officer as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification  of  Principal  Accounting Officer as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

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


                                   PIZZA  INN,  INC.
                                   Registrant




                                   By:     /s/Timothy  P.  Taft
                                           --------------------
                                        Timothy  P.  Taft
                                        Chief  Executive  Officer






                                   By:     /s/Kevin  A.  Kleiner
                                           ---------------------
                                        Kevin  A.  Kleiner
                                        Principal  Accounting  Officer








Dated:  February  7,  2006