Form 10-Q
period 2006-03-26
PIZZA INN INC /MO/
filed 2006-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q
(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2006.
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE)

     LARGE ACCELERATED FILER [ ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [X}

     INDICATE  BY  CHECK  MARK  WHETHER  THE  REGISTRANT  IS A SHELL COMPANY (AS
DEFINED  IN  RULE  12  B-2  OF  THE  EXCHANGE  ACT).  YES [ ]  NO [X]

     AS OF MAY 1, 2006, AN AGGREGATE OF 10,138,494 SHARES OF THE ISSUER'S COMMON STOCK WERE OUTSTANDING.

                                 PIZZA INN, INC.

                                      Index
                                      -----


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements                                            Page
-------     --------------------                                            ----

     Condensed Consolidated Statements of Operations for the three months and
nine months ended March 26, 2006 and March 27, 2005 (unaudited)                3


     Condensed Consolidated Statements of Comprehensive Income for the three
months and nine months ended March 26, 2006 and March 27, 2005 (unaudited)     3

     Condensed Consolidated Balance Sheets at March 26, 2006 (unaudited)
     and June 26, 2005                                                         4


     Condensed Consolidated Statements of Cash Flows for the three months and
nine months ended March 26, 2006 and March 27, 2005 (unaudited)                5

     Notes to Condensed Consolidated Financial Statements (unaudited)          7


     Management's Discussion and Analysis of
     ---------------------------------------
Item 2.     Financial Condition and Results of Operations                     14
------     ---------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         22
------     ----------------------------------------------------------

Item 4.     Controls and Procedures                                           22
-------     -----------------------


PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings                                                 22
-------     -----------------
Item 2.     Unregistered Sales of Equity Securities and the Use of Proceeds   29
-------     ---------------------------------------------------------------


Item 3.     Defaults Upon Senior Securities                                   29
-------     -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders               29
------     ---------------------------------------------------

Item 5.     Other Information                                                 30
-------     -----------------

Item 6.     Exhibits                                                          30
-------     --------

     Signatures                                                               31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                                                         PIZZA INN, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                           (UNAUDITED)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    --------------------               -------------------
                                                                MARCH 26,             MARCH 27,    MARCH 26,            MARCH 27,
REVENUES:                                                                    2006         2005                 2006         2005
                                                              --------------------  -----------  -------------------  -----------

Food and supply sales                                         $            11,131   $   11,859   $           33,654   $   36,981
Franchise revenue                                                           1,200        1,319                3,579        3,884
Restaurant sales                                                              512          223                1,069          721
                                                              --------------------  -----------  -------------------  -----------
                                                                           12,843       13,401               38,302       41,586
                                                              --------------------  -----------  -------------------  -----------

COSTS AND EXPENSES:
Cost of sales                                                              11,225       11,241               33,451       35,125
Franchise expenses                                                            783          723                2,384        2,044
General and administrative expenses                                         1,363        1,311                4,461        3,497
                                                              --------------------  -----------  -------------------  -----------
                                                                           13,371       13,275               40,296       40,666
                                                              --------------------  -----------  -------------------  -----------

OPERATING (LOSS) INCOME                                                      (528)         126               (1,994)         920

Gain on sale of asset                                                           2            -                  149            -
Interest expense                                                             (211)        (157)                (579)        (431)
                                                              --------------------  -----------  -------------------  -----------

(LOSS) INCOME BEFORE
INCOME TAXES                                                                 (737)         (31)              (2,424)         489

Provision for income taxes                                                   (260)         (11)                (856)         173
                                                              --------------------  -----------  -------------------  -----------

NET (LOSS) INCOME                                             $              (477)  $      (20)  $           (1,568)  $      316
                                                              ====================  ===========  ===================  ===========

BASIC (LOSS) EARNINGS
 'PER COMMON SHARE                                            $             (0.05)  $        -   $            (0.15)  $     0.03
                                                              ====================  ===========  ===================  ===========

DILUTED (LOSS) EARNINGS
 ' PER COMMON SHARE                                           $             (0.05)  $        -   $            (0.15)  $     0.03
                                                              ====================  ===========  ===================  ===========

WEIGHTED AVERAGE
 ' COMMON SHARES                                                           10,138       10,089               10,118       10,109
                                                              ====================  ===========  ===================  ===========

WEIGHTED AVERAGE COMMON
 AND POTENTIAL DILUTIVE
  COMMON SHARES                                                            10,188       10,117               10,164       10,142
                                                              ====================  ===========  ===================  ===========

                                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (IN THOUSANDS)

                                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                        ------------------                    -----------------
                                                                   MARCH 26,          MARCH 27,          MARCH 26,    MARCH 27,
                                                                      2006               2005              2006          2005
                                                                      ----               ----              ----          ----

Net (loss) income                                               $     (477)           $  (20)           $ (1,568)    $   316
Interest rate swap gain (loss) - (net
 of tax benefit (expense) of ($11) and $56
 and ($59) and $70, respectively)                                       31              (109)                133        (137)
                                                                 ----------           -------          ---------     --------
Comprehensive (loss) income                                     $     (446)           $ (129)           $ (1,435)    $   179
                                                                 ==========          ========          =========     ========



                                See accompanying Notes to Condensed Consolidated Financial Statements.




                                                      PIZZA INN, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            MARCH 26,              JUNE 26,
                                                                               2006                   2005
                                                                 ---------------------  ---------------------
                                                                          (unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                              $        190             $      173
  Accounts receivable,
   less allowance for doubtful
   accounts of $209 and $360
   respectively                                                                 2,894                  3,419
  Accounts receivable - related parties                                           465                    622
  Notes receivable, current
   portion, less allowance
   for doubtful accounts
   of $0 and $11, respectively                                                     63                      -
  Inventories                                                                   1,996                  1,918
  Property held for sale                                                           -                     301
  Deferred tax assets, net                                                      1,011                    193
  Prepaid expenses and other                                                      353                    355
                                                                 ---------------------  ---------------------
  Total current assets                                                          6,972                  6,981

LONG-TERM ASSETS
  Property, plant and equipment, net                                           13,340                 12,148
  Property under capital leases, net                                               -                      12
  Long-term receivable                                                             10                      -
  Long-term receivable  - related party                                           313                    314
  Goodwill                                                                        153                      -
  Reacquired development territory                                                479                    623
  Deposits and other                                                              196                    177
                                                                 ---------------------  ---------------------
                                                                       $       21,463             $   20,255
                                                                 ====================   =====================

LIABILITIES AND
  SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable - trade                                             $        2,558             $    1,962
  Accrued expenses                                                              1,896                  1,374
  Current portion of long-term debt                                             8,648                    406
  Current portion of capital
   lease obligations                                                               -                      11
                                                                 ---------------------  ---------------------
  Total current liabilities                                                    13,102                  3,753

LONG-TERM LIABILITIES
  Long-term debt                                                                   -                   7,297
  Long-term capital
   lease obligations                                                               -                      13
  Deferred tax liability, net                                                      -                       3
   Other long-term liabilities                                                   523                     283
                                                                 ---------------------  ---------------------
                                                                               13,625                 11,349
                                                                 ---------------------  ---------------------


COMMITMENTS AND
  CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.01 par value;
   authorized 26,000,000
   shares; issued 15,090,319 and
   15,046,319 shares, respectively;
   outstanding 10,138,494 and
   10,094,494 shares, respectively                                                151                   150
  Additional paid-in capital                                                    8,371                 8,005
  Retained earnings                                                            19,014                20,582
  Accumulated other comprehensive loss                                            (54)                 (187)
  Treasury stock at cost
   Shares in treasury: 4,951,825
   and 4,951,825, respectively                                                (19,644)              (19,644)
                                                                 ---------------------  ---------------------

  Total shareholders' equity                                                    7,838                 8,906
                                                                 ---------------------  ---------------------
                                                                 $             21,463   $             20,255
                                                                 =====================  =====================


                                See accompanying Notes to Condensed Consolidated Financial Statements.








                                 PIZZA INN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                              -----------------
                                                    MARCH 26,          MARCH 27,
                                                          2006          2005
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                          $           (1,568)           $316
Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
  Depreciation and amortization                           884             861
  Gain on property held for sale                         (159)              -
  Provision for bad debt                                  100              30
  Utilization of deferred taxes                             -             (20)
  Stock compensation expense                              285               -
  Deferred rent                                            32               -
Changes in assets and liabilities:
  Notes and accounts receivable                           491            (358)
  Inventories                                             (79)           (435)
  Accounts payable - trade                                596             786
  Accrued expenses                                       (166)           (711)
  Prepaid expenses and other                              158              51
                                                       -----------    -------
  CASH PROVIDED BY OPERATING ACTIVITIES                   574             520
                                                       -----------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                            589               -
  Capital expenditures                                 (2,165)           (721)
                                                       -----------    -------
  CASH USED FOR INVESTING ACTIVITIES                   (1,576)           (721)
                                                       -----------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayments of long-term bank debt and capital lease
     obligations                                        (110)            (102)
  Borrowings of bank debt                               1,047                -
  Stock repurchase                                          -            (160)
  Proceeds from exercise of stock options                  82              16
                                                       -----------    -------
  CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      1,019            (246)
                                                       -----------    -------

Net increase (decrease) in cash and cash equivalents       17            (447)
Cash and cash equivalents, beginning of period            173             617
                                                       -----------    -------
Cash and cash equivalents, end of period             $    190         $   170
                                                       ===========    =======

        See accompanying Notes to Condensed Consolidated Financial Statements.




                                               PIZZA INN, INC.
                              SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                       ------------------
                                                                                  MARCH 26,       MARCH 27,
                                                                                     2006            2005
                                                                              ------------------  ----------

CASH PAYMENTS FOR:
Interest                                                                       $        580       $      433
Income taxes                                                                              -              420



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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123R"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the requisite service period. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met. Additionally, the pro forma impact from recognition of the estimated fair value of stock options granted to employees has been disclosed in our footnotes as required under previous accounting rules.

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

Amortization of the fair value of the stock option grants has been included in our results since the grant date and totaled approximately $88,000 and $285,000 for the quarter and nine months ended March 26, 2006, respectively. The current period expense related to the unvested portion of previously granted awards that remain outstanding at the date of adoption and one grant of options to a director in the current year. Similar amounts for these options are expected to be expensed in future quarters.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based compensation for the first nine months of fiscal 2005 are presented below.












                                                                                 MARCH 27,
                                                                                       2005
                                                                                 ----------

Net income, as reported                                                          $      316
Deduct:  Total stock-based employee
 compensation expense determined under fair
 value based method for all awards, net of
 related tax effects                                                                      -
                                                                                 ----------

Pro forma net income                                                             $      316

Earnings per share
Basic-as reported                                                                $     0.03
Basic-pro forma                                                                  $     0.03

Diluted-as reported                                                              $     0.03
Diluted-pro forma                                                                $     0.03






(2) The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The agreement provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of March 26, 2006 and March 27, 2005, the variable interest rates were 9.25% and 6.0%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of March 26, 2006 and March 27, 2005 were $2,215,000 and $1,411,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Revolving Credit Agreement.

     The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The $8.125 million Term Loan
Agreement had an outstanding balance of $6,433,000 at March 26, 2006 and $6,838,000 at March 27, 2005. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.

On October 18, 2005, the Company notified Wells Fargo Bank, N.A. that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Loan Agreement. As a result of the continuing event of default as of March 26, 2006 all outstanding principal of the Company's obligations under the Revolving Credit Agreement were reclassified as a current liability on the Company's balance sheet.

     On November 28, 2005 Wells Fargo notified the Company that as a result of the default Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin have been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.


(3) The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of March 26, 2006, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

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

     Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company intends to vigorously defend against Mr. Parker's claims and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of March 26, 2006.

(5) On June 15, 2004, B. Keith Clark provided the Company with notice of his intent to resign as Senior Vice President - Corporate Development, Secretary and General Counsel of the Company effective as of July 7, 2004. By letter dated June 24, 2004, Mr. Clark notified the Company that he reserved his right to assert that the election of Ramon D. Phillips and Robert B. Page to the Board of Directors of the Company at the February 11, 2004 annual meeting of shareholders constituted a "change of control" of the Company under his executive compensation agreement (the "Clark Agreement"). As a result of the alleged "change of control" under the Clark Agreement, Clark claimed that he was entitled to terminate the Clark Agreement within 12 months of February 11, 2004 for "good reason" (as defined in the Clark Agreement) and is entitled to severance. On August 6, 2004, the Company instituted an arbitration proceeding against Mr. Clark with the American Arbitration Association in Dallas, Texas pursuant to the Clark Agreement seeking declaratory relief that Mr. Clark is not entitled to severance payments or any other further compensation from the Company. On January 18, 2005, the Company amended its claims against Mr. Clark to include claims for compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Clark under the Clark Agreement. Mr. Clark filed claims against the Company for breach of the Clark Agreement, seeking the severance payment provided for in the Clark Agreement plus a bonus payment for 2003 of approximately $12,500. On November 8, 2005 the parties entered into a confidential settlement agreement and release of claims, which provided, among other things, that the Company paid Mr. Clark $150,000, the parties dismissed with prejudice all claims in the pending arbitration action and each party bore its or his own costs and expenses.

(6) On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, ("Akin Gump") and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company intends to vigorously pursue all relief to which it may be entitled. On January 25, 2005, Akin Gump filed a motion with the court asking for this matter to be abated pending a determination in the Clark and Parker arbitrations. The court denied the motion but ruled that it would not set a trial date until after completion of the Clark and Parker arbitration hearings.

(7) On April 22, 2005, the Company provided PepsiCo, Inc. ("PepsiCo") written notice of PepsiCo's breach of the beverage marketing agreement the parties had entered into in May 1998 (the "Beverage Agreement"). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005 the parties entered into a "standstill" agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.

The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of approximately $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned. The Company has filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damages for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company's account.

The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees. No accrual for such amounts has been made as of March 26, 2006. This matter is set for trial beginning on September 4, 2006.

(8) The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).



                                                  INCOME        SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                               ------------  -------------  -----------
THREE MONTHS ENDED MARCH 26,  2006
BASIC EPS
Income Available to Common Shareholders        $      (477)         10,138  $    (0.05)
Effect of Dilutive Securities - Stock Options                           50
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $      (477)         10,188  $    (0.05)
                                               ============  =============  ===========

THREE MONTHS ENDED MARCH 27,  2005
BASIC EPS
Income Available to Common Shareholders        $       (20)         10,089  $    (0.00)
Effect of Dilutive Securities - Stock Options                           28
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $       (20)         10,117  $    (0.00)
                                               ============  =============  ===========


NINE MONTHS ENDED MARCH 26, 2006
BASIC EPS
Income Available to Common Shareholders             (1,568)         10,118  $    (0.15)
Effect of Dilutive Securities - Stock Options                           46
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $    (1,568)         10,164  $    (0.15)
                                               ============  =============  ===========

NINE MONTHS ENDED MARCH 27, 2005
BASIC EPS
Income Available to Common Shareholders        $       316          10,109  $     0.03
Effect of Dilutive Securities - Stock Options                           33
                                                             -------------
DILUTED EPS
Income Available to Common Shareholders
& Assumed Conversions                          $       316          10,142  $     0.03
                                               ============  =============  ===========



(8) Summarized in the following tables are net sales and operating revenues, depreciation and amortization, interest expense, operating (loss) income and geographic information (revenues) for the Company's reportable segments for the three month and nine month periods ended March 26, 2006 and March 27, 2005 (in thousands).






                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     -------------------          ------------------
                                                                      MARCH 26,    MARCH 27,    MARCH 26,    MARCH 27,
                                                                           2006         2005         2006         2005
                                                                     -----------  -----------  -----------  -----------
 NET SALES AND OPERATING REVENUES:
 Food and Equipment Distribution                                     $   11,131   $   11,859   $   33,654   $   36,981
 Franchise and Other                                                      1,712        1,542        4,648        4,605
 Intersegment revenues                                                      386           80          881          255
                                                                     -----------  -----------  -----------  -----------
    Combined                                                             13,229       13,481       39,183       41,841
 Less intersegment revenues                                                (386)         (80)        (881)        (255)
                                                                     -----------  -----------  -----------  -----------
    Consolidated revenues                                            $   12,843   $   13,401   $   38,302   $   41,586
                                                                     ===========  ===========  ===========  ===========

 DEPRECIATION AND AMORTIZATION:
 Food and Equipment Distribution                                     $      128   $      129   $      394   $      381
 Franchise and Other                                                        106           71          253          214
                                                                     -----------  -----------  -----------  -----------
   Combined                                                                 234          200          647          595
 Corporate administration and other                                          84           81          237          266
                                                                     -----------  -----------  -----------  -----------
   Depreciation and amortization                                     $      318   $      281   $      884   $      861
                                                                     ===========  ===========  ===========  ===========

 INTEREST EXPENSE:
 Food and Equipment Distribution                                     $      118   $       87   $      323   $      240
 Franchise and Other                                                          1            1            3            2
                                                                     -----------  -----------  -----------  -----------
   Combined                                                                 119           88          326          242
 Corporate administration and other                                          92           69          253          189
                                                                     -----------  -----------  -----------  -----------
   Interest Expense                                                  $      211   $      157   $      579   $      431
                                                                     ===========  ===========  ===========  ===========

 OPERATING (LOSS) INCOME:
 Food and Equipment Distribution (1)                                 $     (188)  $       41   $     (996)  $      576
 Franchise and Other (1)                                                    271          563          817        1,754
 Intersegment profit                                                         63           24          153           70
                                                                     -----------  -----------  -----------  -----------
   Combined                                                                 146          628          (26)       2,400
 Less intersegment profit                                                   (63)         (24)        (153)         (70)
 Corporate administration and other                                        (611)        (478)      (1,815)      (1,410)
                                                                     -----------  -----------  -----------  -----------
   Operating (loss) income                                           $     (528)  $      126   $   (1,994)  $      920
                                                                     ===========  ===========  ===========  ===========

 GEOGRAPHIC INFORMATION (REVENUES):
 United States                                                       $   12,578   $   13,060   $   37,532   $   40,593
 Foreign countries                                                          265          341          770          993
                                                                     -----------  -----------  -----------  -----------
   Consolidated total                                                $   12,843   $   13,401   $   38,302   $   41,586
                                                                     ===========  ===========  ===========  ===========

 (1)             Does not include full allocation of corporate administration.



(10) On February 27, 2006 the Company sold the Company's Dallas, Texas buffet unit to an existing franchisee for $115,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K and may contain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words "believe," "expect," "anticipate," "estimate," "intends," "opinion," "potential" and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly
Report on Form 10-Q, are set forth below under the heading "Risk Factors." These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              RESULTS OF OPERATIONS
OVERVIEW

     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn". Our distribution division is Norco Restaurant Services Company ("Norco"). At March 26, 2006, there were 381 Pizza Inn restaurants, consisting of four Company-owned restaurants and 377 franchised restaurants. Domestic restaurants are operated as: (i) 185 buffet restaurants ("Buffet Units") that offer dine-in, carry-out, and, in many cases, delivery services; (ii) 50 restaurants that offer delivery and carry-out services only ("Delco Units"); and (iii) 72 express units ("Express Units") typically located within a convenience store, college campus building,  airport  terminal,  or  other  commercial  facility that offers quick carry-out service from a limited menu. The 307 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, we have 74 international restaurants located in 9 foreign countries.

     Diluted earnings per share decreased $0.05 to ($0.05) from $0.00 for the three month period ended March 26, 2006 and decreased $0.18 to ($0.15) from $0.03 for the nine month period ended March 26, 2006 compared to the comparable periods in the prior year, respectively. Net loss for the three month period ended March 26, 2006 increased $457,000 to ($477,000) from ($20,000) in the prior year, on revenues of $12,812,000 in the current year and $13,401,000 in the prior year. Net income for the nine month period ended March 26, 2006 decreased $1,884,000 to ($1,568,000) from $316,000 in the prior year, on revenues of $38,271,000 in the current year and $41,586,000 in the prior year. The decrease in net income is primarily the result of lower food and supply sales and royalties resulting from lower overall chainwide retail sales and fewer net restaurants. In addition to lower revenues, year-to-date energy costs increased $446,000 due to higher rates for diesel fuel and electricity and legal fees increased $419,000 for ongoing litigation and related matters.

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

FOOD  AND  SUPPLY  SALES

     Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended March 26, 2006 decreased 6%, or $728,000, to
$11,131,000 from $11,859,000 compared to the same period last year. The decrease in sales for the three month period ended March 26, 2006 compared to the three month period ended March 27, 2005 is primarily due to a decline of 2.6% in overall domestic chainwide retail sales which negatively impacted Norco product sales by approximately $482,000; lower cheese prices, which decreased sales by $255,000; $119,000 lower equipment sales and $100,000 lower international sales. These sales decreases were partially offset by $226,000 higher backhaul and storage revenues. Food and supply sales for the nine month period ended March 26, 2006 decreased 9%, or $3,327,000 to $33,654,000 from $36,981,000 compared to the same period last year. The decrease for the nine month period ending March 26, 2006 is primarily due to a decline of 4.5% in overall domestic chainwide retail sales, which negatively impacted Norco product sales by approximately $2,141,000; lower non-cheese prices, which negatively impacted sales by $545,000; $414,000 lower Norco product sales due to lower market penetration and lower non-cheese price variances; $225,000 lower international sales; $184,000 lower marketing material sales; and $119,000 lower equipment sales. The sales decreases were partially offset by $452,000 higher backhaul and storage revenues and a $86,000 fuel surcharge.

FRANCHISE  REVENUE

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 9%, or $119,000 to $1,200,000 from $1,319,000 for the three month period ended March 26, 2006 compared to the same period last year, due to the impact on royalty income as a result of the decline of 2.6% in overall domestic chainwide retail sales. In addition, the prior year included collections of $102,000 in unrecorded royalties. Franchise revenue decreased 8%, or $305,000 to $3,579,000 from $3,884,000 for the nine month period ended March 26, 2006 compared to the same period last year, primarily due to the impact on royalties as a result of the decline of 4.5% in overall domestic chainwide retail sales and the collections of $102,000 in unrecorded royalty income in the prior year. The following chart summarizes the major components of franchise revenue (in thousands):


                                Three Months Ended         Nine Months Ended
                               -------------------        ------------------

                              March 26,   March 27,   March 26,   March 27,
                                    2006        2005        2006        2005
                              ----------  ----------  ----------  ----------
     Domestic royalties       $    1,065  $    1,208  $    3,186  $    3,475
     International royalties         116          92         275         269
     Domestic franchise fees          19          19         118         140
                              ----------  ----------  ----------  ----------
     Franchise revenue        $    1,200  $    1,319  $    3,579  $    3,884
                              ==========  ==========  ==========  ==========


RESTAURANT  SALES

     Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 130%, or $289,000 to $512,000 from $223,000 for the three month period ended March 26, 2006 compared to the same period of the prior year due to three new Buffet Units opening during the current year. This increase was partially offset by lower comparable sales Company-owned Delco Unit and the sale of one Company-owned Buffet Unit on February 27, 2006. Restaurant sales increased 48%, or $348,000 to $1,069,000 from $721,000 for the nine month period ended March 27, 2006 compared to the same period of the prior year. The following chart summarizes the sales by Company owned restaurants (in thousands):


                           Three Months Ended        Nine Months Ended
                           -------------------      ------------------

                       March 26,   March 27,   March 26,   March 27,
                             2006        2005        2006        2005
                       ----------  ----------  ----------  ----------
     Buffet Units      $      439  $      140  $      833  $      437
     Delco Unit                73          83         236         284
                       ----------  ----------  ----------  ----------
     Restaurant sales  $      512  $      223  $    1,069  $      721
                       ==========  ==========  ==========  ==========





COSTS  AND  EXPENSES

COST  OF  SALES

Cost of sales decreased $16,000 to $11,225,000 from $11,241,000 for the three month period ended March 26, 2006 compared to the same period in the prior year and decreased 5%, or $1,674,000 to $33,451,000 from $35,125,000 for the nine month period ended March 26, 2006 compared to the same period in the prior year. These decreases are primarily the result of lower food and supply sales resulting from lower retail sales as previously discussed. Cost of sales, as a percentage of food and supply and restaurant sales for the three month and nine month periods ended March 26, 2006 increased to 96% from 93% for the same periods last year. This percentage increase is primarily due to higher energy costs and to pre-opening expenses, including payroll, rent and utilities for the three new Company-owned Buffet Units under development in the first two quarters of the current year. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel) and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.

FRANCHISE  EXPENSES

     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs increased 8%, or $60,000 to $783,000 from $723,000 for the three month period ended March 26, 2006 compared to the same period last year and 17%, or $340,000 to $2,384,000 from $2,044,000 for the nine month period ended March 26, 2006 compared to the same period in the prior year. These increases are primarily the result of higher payroll expenses due to additional staffing levels, higher travel costs relating primarily to the construction and opening of the three new Company-owned Buffet Units, and increased field market research.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses increased 4%, or $52,000 to $1,363,000 from $1,311,000 for the three month period ended March 26, 2006 compared to the same period last year and increased 28%, or $964,000 to $4,461,000 from $3,497,000 for the nine month period ended March 26, 2006 compared to the same period in the prior year. The following chart summarizes the major components of general and administrative expenses (in thousands):


                                 Three Months Ended       Nine Months Ended
                                -------------------       ------------------

                                 March 26,   March 27,   March 26,   March 27,
                                       2006        2005        2006        2005
                                 ----------  ----------  ----------  ----------
     Payroll                     $      744  $      539  $    1,924  $    1,696
     Legal fees                         180         482       1,237         818
     Bad debt                           100           -         100          30
     Stock compensation                  88           -         285           -
     Other                              251         290         915         953
                                 ----------  ----------  ----------  ----------
     Total general and
         administrative expense  $    1,363  $    1,311  $    4,461  $    3,497
                                 ==========  ==========  ==========  ==========




     The current year includes legal expenses related to ongoing litigation and related matters described previously, bad debt expense, and increased payroll amounts due to increased staffing levels and severance payments made in the third quarter. The Company anticipates that higher than normal legal expenses will continue until all such matters are resolved. Stock compensation expense is the result of the implementation of FAS 123R as previously discussed.

INTEREST  EXPENSE

     Interest expense increased 34%, or $54,000 to $211,000 from $157,000 for the three month period ended March 26, 2006 compared to the same period of the prior year and 34%, or $148,000 to $579,000 from $431,000 for the nine month period ended March 26, 2006 compared to the same period in the prior year, due to higher interest rates and higher debt balances under the Revolving Credit Agreement.

PROVISION  FOR  INCOME  TAX

     Provision for income taxes decreased $249,000 for the three month period ended March 26, 2006 compared to the same period in the prior year and $1,029,000 for the nine month period ended March 26, 2006 compared to the same period in the prior year due to lower income for the three month and nine month periods in the current year compared to the same periods in the prior year. The effective tax rate was 35% for the three month and nine month periods ending March 26, 2006 and March 27, 2005. The majority of the current loss can be carried back against prior taxes paid.


RESTAURANT  OPENINGS  AND  CLOSINGS

     A total of 17 new Pizza Inn franchise restaurants opened, including ten domestic and seven international, during the nine month period ended March 26, 2006. Domestically, 27 restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. Additionally, seven international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because (i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal 2005 and (ii) these closed restaurants were generally lower volume restaurants. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant activity for the period ended March 26, 2006 compared to the same period in the prior year:


      Nine months ending March 26, 2006


                                    Beginning                  Concept   End of
                                    ---------                  --------
                                    of Period  Opened  Closed  Change    Period
 Buffet Units                             199       4      18        -      185
 Delco                                     52       3       5        -       50
 Express Units                             73       3       4        -       72
 International                             74       7       7        -       74
                                    ---------  ------  ------  --------  ------

 Total                                    398      17      34        -      381
                                    =========  ======  ======  ========  ======


 Nine months ending March 27, 2005

                                    Beginning                  Concept   End of
                                    ---------                  --------
                                    of Period  Opened  Closed  Change    Period
                                    ---------  ------  ------  --------  ------
 Buffet Units                             212       7       9       (3)     207
 Delco                                     53       4       2        1       56
 Express Units                             73       6       6        2       75
 International                             67       6       -        -       73
                                    ---------  ------  ------  --------  ------

 Total                                    405      23      17        -      411
                                    =========  ======  ======  ========  ======






                         LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities are generally the result of net loss adjusted for deferred taxes, depreciation and amortization, stock compensation and changes in working capital. In the nine month period ending March 26, 2006 the Company generated cash flows of $574,000 from operating activities as compared to $520,000 in cash flows for the same period in the prior year. The increase in cash flows for the nine months ended March 26, 2006 as compared to the prior year was primarily related to normal changes in working capital partially offset by a decrease in net income of $1,884,000 to ($1,568,000) for the nine month period ended March 26, 2006 from $316,000 for the same period in the prior year.

     Cash flows from investing activities primarily reflect the Company's capital expenditure strategy. In the first nine months of fiscal 2006, $1,576,000 cash was used for investing activities as compared to cash used for investing activities of $721,000 for the same period in fiscal 2005. Cash used was primarily for costs associated with development of the three new Company-owned Buffet Units and purchase of warehouse equipment that was partially offset from the proceeds from the sale of land in Prosper, Texas.

     Cash flows from financing activities generally reflect changes in the Company's borrowings, treasury stock transactions and exercise of stock options during the period. Net cash provided by financing activities was $1,019,000 in the first nine months of fiscal 2006 as compared to cash used for financing activities of $246,000 for the same period in fiscal 2005. The increase of net cash from financing activities is primarily the result of increased borrowing of the revolving credit line. As of March 26, 2006, the Company had utilized $2,200,000 of the $3,000,000 revolving credit line.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $138,000 primarily related to the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company's existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income.

     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the "Revolving Credit Agreement"), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The agreement provides, among other terms, for modifications to certain financial covenants. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the revolving credit line at a rate from 0.35% to 0.50% based on the Company's performance under certain financial ratio tests. As of March 26, 2006 and March 27, 2005, the variable interest rates were 9.25% and 6.0%, using a Prime interest rate basis. Amounts outstanding under the revolving credit line as of March 26, 2006 and March 27, 2005 were $2,215,000 and $1,411,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Revolving Credit Agreement.

          The Company entered into an agreement effective December 28, 2000, as amended (the "Term Loan Agreement"), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company's new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The term loan amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the term loan is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company's option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company's performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the term loan by utilizing an interest rate swap agreement. The Term Loan Agreement had an outstanding balance of $6.4 million at March 26, 2006 and $6.8 million at March 27, 2005. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.

     On October 18, 2005, the Company notified Wells Fargo Bank, N.A. that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Loan Agreement. As a result of the continuing event of default as of December 25, 2005 all outstanding principal of the Company's obligations under the Revolving Credit Agreement were reclassified as a current liability on the Company's balance sheet.

     On November 28, 2005 Wells Fargo notified the Company that as a result of the default Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the Prime rate margin under the Revolving Credit Agreement had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.

     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company's new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap's notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative's gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative's gain or loss is reported in earnings immediately. As of March 26, 2006, there was no hedge ineffectiveness. The Company's expectation is that the hedging relationship will be highly effective at achieving offsetting changes in cash flows.

          The  Company  is  in  an  arbitration  proceeding  with  Mr. Parker as previously described. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company intends to vigorously defend against Mr. Parker's claims and pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position, results of operations and liquidity. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. The Company maintains that it does not owe Mr. Parker severance payments or any other compensation, however it is possible that the Company might not have sufficient borrowing capacity or available cash or assets to make all payments required by a determination granting Mr. Parker all or substantially all of the amounts he demands. No accrual for any amount has been made as of March 26, 2006. We are also a party to a lawsuit brought against us by PepsiCo, as previously described. We believe that the allegations made against the Company by PepsiCo are unfounded, although the ultimate outcome of the lawsuit cannot be predicted with certainty at this time. We intend to vigorously contest all of PepsiCo's claims and to pursue all relief to which we may be entitled. However, in the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus fees and costs. It is possible that the Company might not have sufficient borrowing capacity or available cash or assets to make all payments required by a determination granting PepsiCo all or substantially all of the amount demanded. No accrual has been made as of March 26, 2006. The Company anticipates a higher level of legal expenses from the ongoing litigation and related matters described previously, until all such matters are resolved.

     In July 2005 the Company acquired the assets of two existing Buffet Units from Houston, Texas area franchisees. These restaurants have been remodeled and one opened in December 2005 and the other restaurant opened in February 2006. One location has approximately 4,100 square feet and the other has approximately 2,750 square feet. Both are leased at rates of approximately $18.00 per square foot. The leases expire in 2015 and each has at least one renewal option. The cost of acquiring and remodeling these restaurants was approximately $1,152,000.

     In July 2005 the Company leased approximately 4,100 square feet of space in a retail development in Plano, Texas for the operation of a Buffet Unit at a lease rate of approximately $30.00 per square foot. The restaurant opened October 28, 2005. The lease has a five-year term with multiple renewal options. The cost of finishing out the space, including equipment, was approximately $678,000.

          We also owned property in Prosper, Texas that was purchased in August 2004 with the intention of constructing and operating a Buffet Unit. We decided not to pursue development at that location and sold the property to a third party on September 23, 2005 for $301,000, realizing a gain of $147,000 on the sale.

                     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

     The following chart summarizes all of the Company's material obligations and commitments to make future payments under contracts such as debt and lease agreements as of March 26, 2006 (in thousands):






                                         Fiscal Year   Fiscal Years   Fiscal Years   After Fiscal
                                Total            2006    2007 - 2008    2009 - 2010  Year 2010
                                -------  ------------  -------------  -------------  -------------
Bank debt (1)                   $ 8,648  $      8,648  $           -  $           -  $           -
Operating lease obligations       3,591         1,045            925            629            992
Employee contracts                  517           142            375              -              -
                                -------  ------------  -------------  -------------  -------------
Total contractual obligations   $12,756  $      9,835  $       1,300  $         629  $         992
                                =======  ============  =============  =============  =============




(1) Does not include amounts representing interest. The bank debt includes a variable rate $3.0 million revolving credit line with a balance of $2.2 million as of March 26, 2006. At March 26, 2006, the variable interest rate on the revolving credit line was 9.25%. Also included in the bank debt is a variable rate term loan of $8.125 million with a balance of $6.4 million as of March 26, 2006. The Company fixed the interest rate at 5.84% on the term loan by utilizing an interest rate swap agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company has market risk exposure arising from changes in interest rates. The Company's earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities, which bear interest based on floating rates.

     At March 26, 2006, the Company had approximately $8.6 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.0%. A hypothetical 10% increase in the effective interest rate for these borrowings, assuming debt levels at March 26, 2006, would have increased interest expense by approximately $11,000 for the nine month period ending March 26, 2006. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $6.4 million of the variable rate debt.

ITEM  4.   CONTROLS  AND  PROCEDURES
------------------------------------

     The Company's management, including the Company's principal executive officer and principal accounting officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company's principal executive officer and principal accounting officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

          Due to the preliminary stages of the arbitration proceeding and the general uncertainty surrounding the outcome of this type of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations at this time regarding the outcome of this matter. Although the ultimate outcome of the arbitration proceeding cannot be projected with certainty at this time, the Company intends to vigorously defend against Mr. Parker's claims and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under the Parker Agreement plus accrued interest and legal expenses. No accrual for any amount has been made as of March 26, 2006.

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

     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, ("Akin Gump") and J. Kenneth Menges, one of the firm's partners. Akin Gump served as the Company's principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm's services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company's executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called "golden parachute" agreements, which, in the opinion of the Company's current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company's ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company's financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company intends to vigorously pursue all relief to which it may be entitled. On January 25, 2005, Akin Gump filed a motion with the court asking for this matter to be abated pending a determination in the Clark and Parker arbitrations. The court denied the motion but ruled that it would not set a trial date until after completion of the Clark and Parker arbitration hearings.

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

     The parties did not reach an agreement regarding renegotiation of the Beverage Agreement and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company's original notice of default. On September 15, 2005 the Company provided PepsiCo with notice of termination of the Beverage Agreement effective immediately. On October 11, 2005 PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn, Inc. filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned. The Company has filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damages for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company's account.

     The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not possible for the Company to provide any certain or meaningful analysis, projection, or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that its actions in terminating the Beverage Agreement were proper and that PepsiCo's allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company's financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for gallons of beverage products valued at approximately $2.6 million plus costs and fees. No accrual for such amounts has been made as of March 26, 2006. This matter is set for trial beginning on September 4, 2006.

------
ITEM  1A.  RISK  FACTORS

     In addition to the other information contained in this report, the following risk factors may affect us. Among the risk factors are: (i) risks associated with our business and ongoing operations, (ii) risks associated with an investment in our common stock and (iii) risks associated with our industry. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks.

     RISKS  ASSOCIATED  WITH  OUR  BUSINESS  AND  ONGOING  OPERATIONS

     AS A RESULT OF LOSSES IN RECENT QUARTERS, OUR FINANCIAL CONDITION HAS BEEN MATERIALLY WEAKENED AND OUR LIQUIDITY HAS DECREASED.

     We incurred losses of $601,000, $490,000, and $477,000 in the first, second and third quarters, respectively, of the fiscal year ending June 25, 2006. As a result, our financial condition has been materially weakened and our liquidity diminished, and we remain vulnerable both to unexpected events (such as a sudden spike in block cheese prices or fuel prices) and to general declines in our operating environment (such as that resulting from significantly increased competition).

     WE ARE IN DEFAULT UNDER OUR REVOLVING CREDIT AGREEMENT, WHICH HAS REDUCED AVAILABLE BORROWING CAPACITY UNDER OUR REVOLVING CREDIT AGREEMENT AND RESULTED IN DIMINISHED LIQUIDITY.

     Since September 2005, we have been in default of our loan agreement with Wells Fargo Bank for ongoing violations of certain financial ratio covenants in the Revolving Credit Agreement. As a result, Wells Fargo has reduced the availability of revolving credit loans under the Revolving Credit Agreement from $6,000,000 to $3,000,000. The reduction in available borrowing capacity may diminish our cash flow and liquidity positions and adversely affect our ability to (i) meet our new restaurant development goals, and (ii) effectively address competitive challenges and adverse operating and economic conditions.

     As a result of our default under the Revolving Credit Agreement we are also in default under the Term Loan Agreement. According to the provisions of the Term Loan Agreement, Wells Fargo has the right to require immediate payment of the Real Estate Note (as defined in the Term Loan Agreement), which had a principal balance of $6,433,000 as of March 26, 2006.

OUR SUBSTANTIAL INDEBTEDNESS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

     As of March 26, 2006, our substantial consolidated long-term indebtedness was $8,615 million, the full amount of which has been reclassified on our balance sheet as current debt since December 25, 2005 as a result of our on-going loan default. Our indebtedness and the fact that a portion of our reduced cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to you. For example, they could:

- make it more difficult for us to satisfy our obligations with respect to our loan agreement;
- increase our vulnerability to general adverse economic and industry conditions;
-     reduce the availability of our cash flow for other purposes;
- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and
- limit, by the financial and other restrictive covenants in our loan agreement, our ability to borrow additional funds.

     IF WE DO NOT PREVAIL IN OUR ARBITRATION WITH OUR FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER AND IN LITIGATION WITH A FORMER BEVERAGE SUPPLIER, WE COULD BE LIABLE FOR SIGNIFICANT MONETARY DAMAGES.

     An adverse outcome to the proceedings involving Ronald W. Parker, the Company's former President and Chief Executive Officer, could materially affect the Company's financial position and results of operations. In the event the Company is unsuccessful, it could be liable to Mr. Parker for approximately $5.4 million under his employment agreement plus accrued interest and legal expenses. Likewise, an unfavorable outcome in our litigation with PepsiCo, Inc. could result in a liability of approximately $2.6 million. No accrual for any amount of potential liability for either of these matters has been made as of March 26, 2006.

     WE ALSO FACE RISKS OF LITIGATION FROM CUSTOMERS, FRANCHISEES, EMPLOYEES AND OTHERS IN THE ORDINARY COURSE OF BUSINESS, WHICH DIVERTS OUR FINANCIAL AND MANAGEMENT RESOURCES. ANY ADVERSE LITIGATION OR PUBLICITY MAY NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     IF WE ARE NOT ABLE TO IMPLEMENT OUR GROWTH STRATEGY SUCCESSFULLY, WHICH INCLUDES OPENING NEW DOMESTIC BUFFET UNITS AND REIMAGING EXISTING RESTAURANTS, OUR ABILITY TO INCREASE OUR REVENUES AND OPERATING PROFITS COULD BE MATERIALLY ADVERSELY AFFECTED.

     A significant component of our growth strategy for developing new domestic franchised and Company-owned restaurants is the implementation of our new prototype buffet restaurant concept. We and our franchisees face many challenges in opening new restaurants, including, among other things, selection and availability of suitable restaurant locations and suitable employees, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, the hiring, training and retention of management and other personnel and securing required domestic or foreign governmental permits and approvals. In addition to implementing our growth strategy through the sale of franchised Buffet Units, we intend to gradually develop and operate Company-owned Buffet Units in selected markets. The construction, finish-out, and operation of Buffet Units will require more initial capital investment and greater on-going expense and operating risk to the Company than normally experienced through franchise development alone. As a result, we may experience diminished liquidity, reduced cash flow, and increased risk of loss from unprofitable Buffet Unit operations.

     The opening of additional franchise restaurants also depends, in part, upon the availability of prospective franchisees who meet our criteria. Our new concept development program may require considerable management time as well as start-up expenses for franchisee recruitment and training and market development before any significant revenues and earnings are generated.

     Accordingly, we may not be able to meet planned growth targets, open restaurants in markets now targeted for expansion or operate profitably in existing markets. In addition, even if we are able to continue to open new restaurants, we may not be able to keep restaurants from closing at a faster rate than we are able to open restaurants.

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

     SHORTAGES OR INTERRUPTIONS IN THE DELIVERY OF FOOD PRODUCTS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We, and our franchisees, are dependent on frequent deliveries of food products that meet our specifications. Our Company-owned domestic restaurants purchase substantially all food and related products from our distribution division, Norco. Domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco, and changes in purchasing practices by domestic franchisees as a result of delivery disruptions or otherwise could adversely affect the financial results of our distribution operation. Interruptions in the delivery of food products caused by unanticipated demand, problems in production or distribution by Norco or otherwise, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

     IF WE ARE NOT ABLE TO CONTINUE PURCHASING OUR KEY PIZZA INGREDIENTS FROM OUR CURRENT SUPPLIERS OR FIND SUITABLE REPLACEMENT SUPPLIERS OUR FINANCIAL RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

     We are dependent on a few suppliers for our key ingredients. Domestically, we rely upon sole suppliers for our cheese, flour mixture and certain other key ingredients. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Any disruptions in our supply of key ingredients could adversely affect our operations.

     WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND ANY FAILURE TO COMPLY WITH EXISTING OR INCREASED REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

     We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to:

-     the  preparation  and  sale  of  food;
-     building and zoning requirements;
-     environmental protection;
-     minimum wage, citizenship, overtime and other labor requirements;
-     compliance with the Americans with Disabilities Act; and
-     working and safety conditions.

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

     A significant portion of our earnings comes from royalties generated by our franchised restaurants. Franchisees are independent operators whose employees are not our employees. We provide limited training and support to franchisees, but the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. If they do not, our image and reputation may suffer, and revenues could decline. Our franchisees may take actions that adversely affect the value of our intellectual property or reputation. Our domestic and international franchisees may not operate their franchises successfully. If one or more of our key franchisees were to become insolvent or otherwise were unable or unwilling to pay us our royalties, our business and results of operations would be adversely affected.

     LOSS OF KEY PERSONNEL OR OUR INABILITY TO ATTRACT AND RETAIN NEW QUALIFIED PERSONNEL COULD HURT OUR BUSINESS AND INHIBIT OUR ABILITY TO OPERATE AND GROW SUCCESSFULLY.

     Our success will depend to a significant extent on our leadership team and other key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will depend on our ability to attract and retain qualified personnel to oversee our restaurants, distribution center and international operations. The loss of these employees or any inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.

     OUR CURRENT INSURANCE COVERAGE MAY NOT BE ADEQUATE, OUR INSURANCE PREMIUMS MAY INCREASE AND WE MAY NOT BE ABLE TO OBTAIN INSURANCE AT ACCEPTABLE RATES, OR AT ALL.

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

RISKS  ASSOCIATED  WITH  AN  INVESTMENT  IN  OUR  COMMON  STOCK

     EVEN THOUGH OUR COMMON STOCK IS CURRENTLY TRADED ON THE NASDAQ SMALLCAP MARKET, IT HAS LESS LIQUIDITY THAN THE STOCK OF MANY OTHER COMPANIES QUOTED ON THE NASDAQ STOCK MARKET'S NATIONAL MARKET OR ON A NATIONAL SECURITIES EXCHANGE.

     The trading volume in our common stock on the Nasdaq SmallCap Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the other stock exchanges. Shareholders, therefore, may experience difficulty selling a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, may cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

     THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE IN THE FUTURE, AND THESE FLUCTUATIONS MAY BE UNRELATED TO OUR PERFORMANCE.

     General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

RISKS  ASSOCIATED  WITH  OUR  INDUSTRY

     IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY, OUR BUSINESS, SALES AND EARNINGS COULD BE MATERIALLY ADVERSELY AFFECTED.

     The restaurant industry in general, as well as the pizza segment of the industry, is intensely competitive, both internationally and domestically, with respect to price, service, location and food quality. We compete against many regional and local businesses. There are many well-established competitors with substantially greater brand awareness and financial and other resources than we have. Some of these competitors may be better established in markets where restaurants we operate or that are operated by our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings and our systemwide restaurant operations.

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

     We also compete on a broader scale with quick service, fast casual and other international, national, regional and local restaurants. The overall food service market and the quick service restaurant sector are intensely competitive with respect to food quality, price, service, convenience and concept. We also compete within the food service market and the restaurant industry for management and hourly employees, suitable real estate sites and qualified franchisees.

     Norco is also subject to competition from outside suppliers. If other suppliers who meet our qualification standards were to offer lower prices or better service to our franchisees for their ingredients and supplies and, as a result, our franchisees chose not to purchase from Norco, our financial condition, business and results of operations would be adversely affected.

     CHANGES IN CONSUMER PREFERENCES AND PERCEPTIONS COULD DECREASE THE DEMAND FOR OUR PRODUCTS, WHICH WOULD REDUCE SALES AND HARM OUR BUSINESS.

     Restaurant businesses are affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, disposable purchasing power, traffic patterns and the type, number and location of competing restaurants. For example, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer or quick service restaurant offerings generally in favor of foods that are perceived as more healthy, our business and operating results would be harmed.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  THE  USE OF PROCEEDS
--------------------------------------------------------------------------------

     Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

     On October 18, 2005 the Company notified Wells Fargo that as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that as a result an event of default existed under the Revolving Credit Agreement. As a result of the continuing event of default, as of March 26, 2006, all outstanding principal of the Company's obligations under the Revolving Credit Agreement and Term Loan Agreement have been reclassified as current liabilities on the Company's balance sheet.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

     Not  applicable.

------
ITEM  5.  OTHER  INFORMATION
----------------------------

     Not  applicable.

ITEM  6.  EXHIBITS
------------------

     3.1 Restated Articles of Incorporation as filed on September 5, 1990 and amended on June 23, 2005 (filed as Exhibit 3.6 to the Company's Annual
Report on Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).

     3.2 Amended and Restated By-laws as adopted by the Board of Directors on February 11, 2004 (filed as Item 5 on Form 8-K on February 11, 2004 and incorporated herein by reference).

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








Dated:  May 9, 2006