Form 10-K
period 2006-06-25
PIZZA INN INC /MO/
filed 2006-10-10
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 25, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 0-12919
PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 384-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common stock, par value $.01 each	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of December 25, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,947,844, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     As of September 20, 2006, there were 10,138,494 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 13, 2006, have been incorporated by reference in Part III of this report.

PART I
ITEM 1. BUSINESS.
General
     Pizza Inn, Inc. and its subsidiaries (collectively referred to as the “Company”, “Pizza Inn” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn.” Through our Norco Restaurant Services Company (“Norco”) division, and through agreements with third party distributors, we provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants.
     On September 20, 2006, the Pizza Inn system consisted of 369 restaurants, including three Company-owned restaurants, and 366 franchised restaurants. The domestic restaurants are comprised of 175 buffet restaurants, 48 delivery/carry-out restaurants and 70 express restaurants. The international franchised restaurants are comprised of 18 buffet restaurants, 48 delivery/carry-out restaurants and 10 express restaurants. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, and Arkansas accounting for approximately 35%, 14%, and 8%, respectively, of the total number of domestic restaurants.
Our History
     Pizza Inn has offered consumers affordable, quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market (formerly called the “NASDAQ SmallCap Market”) under the ticker symbol “PZZI.”
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
     Our focused menu is designed to present an appealing variety of high quality pizza and side items to our customers. Our basic buffet restaurant menu offers three main crusts (Original Thin Crust, New York Pan and Italian), with standard toppings and special combinations of toppings. Buffet restaurants also offer pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Delivery/carryout restaurants usually offer the three main crusts and some combination of side items. We believe that our focus on three main crust types creates a better brand identity among customers, improves operating efficiency and maintains food quality and consistency.
     Our buffet and delivery/carry-out concepts feature crusts that are hand-made from dough made fresh in the restaurant each day. We do not use a centralized commissary for mass production of dough and our dough is never frozen (with the exception of certain dough products used in the express concept for pizza, discussed below). Pizza Inn pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. Domestically, all ingredients and toppings can be purchased from Norco, which makes deliveries to each domestic restaurant in our system at least once per week. Beginning in November 2006, two authorized third party distributors, each of which has delivery responsibilities for different geographical regions of our system, will provide certain of the warehousing and delivery services that were previously provided by Norco. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

     Buffet Restaurants
     These restaurants offer dine-in, carryout and catering service and, in many cases, also offer delivery service (“Buffet Units”). They are generally located in free standing buildings or in-line locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard Buffet Units are between 3,000 and 5,000 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.
     The buffet is typically offered at prices from $4.29 to $5.99, and the average ticket price per meal, including a drink, is approximately $6.38 per person for fiscal year 2006. These averages are slightly higher in restaurants offering beer and wine.
     We have implemented a new store prototype design for our domestic Buffet Unit concept, which we believe may increase retail sales and market share through a stronger market presence, greater brand awareness and enhanced customer satisfaction. The new design includes significant exterior and interior changes in signage, color schemes and work flow and dining area configuration, including the addition of a back-fed buffet bar offering attractive and efficient presentation, a greater variety of products and increased operating efficiency. The interior features vibrant colors, graphic accents, contemporary furnishings and updated signage and logos. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family. Interiors feature selected memorabilia capturing some of the milestones in our nearly 50 years of operation. Additionally, some units intend to offer guests the convenience of curbside service. The new prototype has been introduced in new Company-owned Buffet Units, as well as in several new franchised Buffet Units and remodeled existing franchised Buffet Units.
     Delivery/Carryout Restaurants
     These restaurants offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments (“Delco Units”). These relatively small restaurants, occupying approximately 1,000 square feet, are primarily production facilities and, in most instances, do not offer seating. Because Delco Units do not typically offer dine-in areas, they usually do not require expensive real estate leasehold or ownership costs and are relatively less expensive to build and equip. The decor of the Delco Unit is designed to be bright and highly visible and feature neon, lighted displays and awnings. We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.
     Express Restaurants
     These restaurants serve our customers through a variety of non-traditional points of sale. Express restaurants are typically located in a convenience store, food court, college campus, airport terminal, athletic facility or other commercial facility (“Express Units”). They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages. An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial host facility or who is licensed at one or more locations within the facility. We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency. Like the Delco Unit, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor, real estate or square footage of the Buffet Unit.
Site Selection
     We consider the restaurant site selection process critical to the restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics and other competitive factors. We also rely on the franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team will visit each potential domestic Company-owned restaurant location. We try to locate franchised and Company-owned restaurants in retail strip centers or freestanding buildings offering visibility, curb appeal and accessibility.

Development and Operations
     We intend to continue our expansion domestically in markets where we believe there exists significant long-term earnings growth potential, and where we believe that we can use our competitive strengths to establish brand recognition and gain local market share. We believe our franchise-oriented business model will allow us eventually to expand our franchised restaurant base with limited capital expenditures and working capital requirements. While we plan to expand our domestic restaurant base primarily through opening new franchised restaurants, we also will continually evaluate our mix of Company-owned and franchised restaurants and may strategically develop Company-owned restaurants, acquire franchised restaurants and re-franchise Company-owned restaurants. We believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.
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
     Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $7,500 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit and ten years for a Delco Unit or Express Unit, plus a renewal term of ten years for each concept, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan (“PIAP”) or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 2% for an Express Unit. In the past, we offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets. An area developer typically paid a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and typically agreed to multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.
     Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have changed, and our present franchise relationships are evidenced by a variety of contractual forms. Common to those forms are provisions that: (i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee and continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.
     Training. We offer numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation. The training programs include group classes, supervised work in Company-owned restaurants and special field seminars. Initial and certain supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. Restaurant managers train their staff through on-the-job training, utilizing video and printed materials produced by us.
     Standards. We enforce a variety of standards over franchise operations to protect and enhance our brand. All franchisees are required to operate their restaurants in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Our efforts to maintain a consistent level of operations may result from time to time in closing certain restaurants that are not capable of achieving and maintaining a consistent level of quality operations. However, we believe that aggressive enforcement of operating standards over the past twelve to eighteen months, which has contributed to a higher than historical average rate of restaurant closings, has resulted in overall improvements in operating standards among existing franchisees. We do not anticipate a similar number of restaurants closings due to non-compliant operating standards in the future. Each franchisee has full discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including marketing assistance and consultation to franchisees experiencing financial or operational difficulties.

     Company Operations
     One of our long-term objectives is to continue to selectively expand the number of Company-owned restaurants by identifying appropriate opportunities in our targeted markets. We intend to concentrate our efforts in certain identified markets by opening a limited number of restaurants at locations developed by us or by selectively identifying opportunities to acquire restaurants operated by franchisees at negotiated prices. We believe that moving forward, our domestic network of Company-owned restaurants will play an important strategic role in our predominately franchised operating structure. In addition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. We also believe that as the number gradually increases, our Company-owned restaurants may add to the economies of scale available for advertising, marketing and other costs.
     We currently operate one Buffet Unit in the Dallas, Texas market and two Buffet Units in the Houston, Texas market. The Company is currently considering alternatives to sell the two Buffet Units in Houston, Texas to new or existing franchisees. From time to time, we also consider opportunities to acquire select franchisee-owned restaurants in other markets. We do not currently intend to operate any Delco Units or Express Units.
     Our ability to open Company-owned restaurants is affected by a number of factors, including, the terms of available financing, our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals and our capacity to supervise construction and to recruit and train management personnel.
     International Operations
     From time to time we also offer master franchise rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties. A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option. The master licensee agrees to a multi-restaurant development schedule and we train the master licensee to monitor and assist franchisees in their territory with local service and quality control, with support from us. In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement. Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee, but subject to our approval.
     We opened our first restaurant outside of the United States in the late 1970s, and, as of September 20, 2006, there were 76 restaurants operating internationally, with 45 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia. Our master licensee in Saudi Arabia has also developed several express restaurants at U. S. military facilities in the Middle East.
     Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with a minimum of direct control by us.
Food and Supply Distribution
     On August 28, 2006, we entered into distribution service agreements with two reputable and experienced restaurant distribution companies. Under these agreements, we expect that The SYGMA Network (“SYGMA”) and The International Jobbers Company (“IJ”) will begin making deliveries to all restaurants on November 1, 2006, with delivery territories and responsibilities for each determined according to geographical region. Norco will retain product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions. We will also continue to own a significant majority of the inventory warehoused and delivered by SYGMA and IJ, and franchisees are expected to continue to purchase such products from Norco. We believe this division of responsibilities for our purchasing, franchisee support and distribution systems may result in lower operating costs, logistical efficiencies and increased customer satisfaction. Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, pricing efficiencies and product consistency. Norco negotiates directly with major suppliers to obtain competitive prices. Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.

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
     Under its agreement with us, SYGMA has agreed to lease Norco’s warehouse and distribution facility in The Colony, Texas, from which it will provide distribution services to restaurants in the western areas of the franchise system. We have entered into a one-month access agreement with SYGMA whereby SYGMA may gain access to the facility as of October 1, 2006 and begin performance preparations. The initial term of the lease agreement begins on November 1, 2006 and continues for thirty-five months. IJ will service eastern restaurants from its distribution center in Tennessee. Norco will continue to ship products and equipment to international franchisees. Non-proprietary food and ingredients, equipment and other supplies distributed by SYGMA and IJ are generally available from several qualified sources. With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers. We contract with established food processors for the production of our proprietary products.
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
Advertising
     By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share. We offer or facilitate a number of ways for the brand image and message to be promoted at the local and regional levels.
     PIAP is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members. Each operator of a Buffet Unit or Delco Unit, including us, is entitled to membership in PIAP. Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year. We do not have any ownership interest in PIAP. We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services. As of September 20, 2006, the Company-owned Buffet Units and substantially all of our franchisees were members of PIAP. Operators of Express Units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.
     Groups of franchisees in some of our market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us. Franchisees are required to conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives.
     We provide Company-owned and franchised restaurants with catalogs for the purchase of marketing and promotional items and pre-approved print and radio marketing materials. We have also developed an internet-based system, Pizza Inn Inn-tranet, by which all of our restaurants may communicate with us and place orders for marketing and promotional products.
Trademarks and Quality Control
     We own various trademarks, including the name “Pizza Inn,” that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office. The duration of our trademarks is unlimited, subject to periodic renewal and continued use. In addition, we have obtained trademark registrations in several foreign countries and have periodically re-filed and applied for registration in others. We believe that we hold the necessary rights for protection of the trademarks essential to our business.

Government Regulation
     We and our franchisees are subject to various federal, state and local laws affecting the operation of our restaurants. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, wage and hour, alcoholic beverage, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant or require the temporary or permanent closing of existing restaurants in a particular area. Our distribution center, which as of November 1, 2006 will be leased to and operated by SYGMA, is subject to regulation by state and local health and fire codes. Trucks operated by Norco, SYGMA or IJ are subject to U.S. Department of Transportation regulations. We are also subject to state and federal environmental regulations.
     We are subject to Federal Trade Commission (“FTC”) regulation and to various state laws regulating the offer and sale of franchises. Several state laws also regulate the substantive aspects of the franchisor-franchisee relationship. The FTC requires us to furnish to prospective franchisees a franchise offering circular containing prescribed information. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects. Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.
Employees
     As of September 20, 2006, we had approximately 159 employees, including 44 in our corporate office, 64 at our Norco division and 18 full-time and 33 part-time employees at the Company-owned restaurants. However, after November 1, 2006, when SYGMA assumes distribution and operation responsibilities at the Norco facility, we will no longer employ approximately 51 individuals at that location. None of our employees are currently covered by collective bargaining agreements.
Industry and Competition
     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than Pizza Inn. Competitors include a large number of international, national and regional restaurant chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are located or may be located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.
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
     Our Norco division and our third party distributors compete with both national and local distributors of food, equipment and other restaurant suppliers. The distribution industry is very competitive. We believe that the principal competitive factors in the distribution industry are product quality, customer service and price. Norco or its designees are the sole authorized suppliers of certain proprietary products that all Pizza Inn restaurants are required to use.
Available Information
     We file reports, including reports on Form 10-Q and Form 10-K, with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

     We make available, free of charge on or through our Internet website (http://www.pizzainn.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will provide electronic or paper copies of our filings free of charge upon written request to: Corporate Secretary, Pizza Inn, Inc., 3551 Plano Parkway, The Colony, TX 75056.
     Our “Code of Business Conduct and Ethics” is also available on our website. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, a provision of the Code of Business Conduct and Ethics by posting such information on our Website.
Forward-Looking Statements
     This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Although we believe that our expectations are based upon reasonable assumptions, actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the factors discussed in this Form 10-K under the heading “Risk Factors.”
ITEM 1A. RISK FACTORS.
     In addition to the other information contained in this report, the following risks may affect us. Among the risks are: (i) risks associated with our business, (ii) risks associated with our common stock and (iii) risks associated with our industry. Our business, financial condition, cash flows or results of operations could be materially and adversely affected by any of these risks.
     Risks Associated with Ongoing Operations
     As a result of losses in recent quarters, our financial condition has been materially weakened and our liquidity has decreased.
     We have incurred losses of $490,000, $601,000, $477,000, and $4,421,000 in the first, second, third, and fourth quarters, respectively, of the fiscal year ended June 25, 2006. As a result, our financial condition has been materially weakened and our liquidity diminished, and we remain vulnerable both to unexpected events (such as a sudden spike in block cheese prices or fuel prices) and to general declines in our operating environment (such as that resulting from significantly increased competition).
     We are in default under our loan agreement, which has reduced available borrowing capacity under our revolving credit line and resulted in diminished liquidity.
     Since September 2005 we have been in default of our loan agreement with Wells Fargo Bank for on-going violations of certain financial ratio covenants in the loan agreement. As a result, Wells Fargo has reduced the availability of revolving credit loans under the loan agreement from $6,000,000 to $2,250,000. The reduction in available borrowing capacity may diminish our cash flow and liquidity positions and adversely affect our ability to (i) meet our new restaurant development goals, and (ii) effectively address competitive challenges and adverse operating and economic conditions.
     On August 14, 2006, we entered into a limited forbearance agreement, with Wells Fargo under which Wells Fargo agreed to forbear until October 1, 2006 from exercising its rights and remedies as a result of our existing defaults under the revolving credit loan agreement, provided that the aggregate principal amount of all such revolving credit loans does not exceed $2,250,000 at any one time. Wells Fargo and we entered into the forbearance agreement to provide us with time to pursue discussions with Wells Fargo regarding various possible options for refinancing our indebtedness and liabilities to Wells Fargo under the revolving credit loan agreement. The limited forbearance agreement has not been extended beyond October 1, 2006.

     Our substantial indebtedness could materially adversely affect our business and limit our ability to plan for or respond to changes in our business.
     As of September 20, 2006, our consolidated long-term indebtedness was $7.9 million, the full amount of which has been reclassified on our balance sheet as current debt since December 25, 2005 as a result of our on-going loan default. Our indebtedness and the fact that a portion of our reduced cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to us. For example, they could:
•	make it more difficult for us to satisfy our obligations with respect to our loan agreement;

•	increase our vulnerability to general adverse economic and industry conditions;

•	reduce the availability of our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•	limit, by the financial and other restrictive covenants in our loan agreement, our ability to borrow additional funds.
     Payments we are required to make under a settlement agreement with our former president and chief executive officer could result in diminished liquidity and cash flow positions.
     On September 24, 2006, we entered into a settlement agreement with Ronald W. Parker, our former president and chief executive officer, relating to the arbitration actions filed by the Company and Mr. Parker in January 2005. Under the settlement agreement, we are obligated to pay Mr. Parker $2.8 million through a structured payment schedule beginning on the date of the settlement with the final payment of $2.05 million to be paid within 180 days of the date of the settlement. All payments under the settlement agreement would automatically and immediately become due and payable upon any sale lease-back transaction involving our corporate headquarters office and distribution facilities. These payments will reduce the availability of our cash flow for other purposes, limit our flexibility in planning for, or reacting to, changes in our business and industry, and alter or postpone implementation of our growth strategy. We expect to be able to fund the payments under the settlement agreement by utilizing available equity in our corporate headquarters office and distribution facilities to refinance existing mortgage debt on that property and/or engage in a sale lease-back transaction for that property. We may not be able to realize sufficient value from our real estate assets or otherwise be able to fund the payments under the settlement agreement. If we are not able to fund the payments under the settlement agreement or obtain financing, or enter into a sale lease-back transaction, on terms reasonably satisfactory to us, then our liquidity, financial condition, business, and results of operations may be materially adversely affected.
     If we do not prevail in litigation with a former beverage supplier, we could be liable for significant monetary damages.
     An adverse outcome in our litigation with PepsiCo, Inc. could result in a liability of approximately $2.6 million, which could materially adversely affect our liquidity, financial position and results of operation. No accrual for any amount of potential liability for this matter has been made as of June 25, 2006.
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
     A significant component of our growth strategy for developing new domestic franchised and Company-owned restaurants is the implementation of our new prototype Buffet Unit concept. We and our franchisees face many challenges in opening new restaurants, including, among other things, selection and availability of suitable restaurant locations and suitable employees, increases in food, paper, labor, utilities, fuel, employee benefits, insurance and similar costs, negotiation of suitable lease or financing terms, constraints on permitting and construction of restaurants, higher than anticipated construction costs, the hiring, training and retention of management and other personnel and securing required domestic or foreign governmental permits and approvals.
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
     An increase in our operating costs could adversely affect our profitability. Factors such as inflation, increased food costs, increased labor and employee benefit costs and increased energy costs may adversely affect our operating costs. Most of the factors affecting costs are beyond our control and, in many cases, we may not be able to pass along these increased costs to our customers or franchisees even if we attempted to do so. Most ingredients used in our pizza, particularly cheese, are subject to significant price fluctuations as a result of seasonality, weather, availability, demand and other factors. Sustained increases in fuel and utility costs could adversely affect the profitability of our restaurant and distribution businesses. Labor costs are largely a function of the minimum wage for a majority of our restaurant and distribution center personnel and, generally, are a function of the availability of labor. Further government initiatives, such as proposed minimum wage rate increases, could adversely affect us as well as the restaurant industry in general.
     Shortages or interruptions in the delivery of food products could adversely affect our operating results.
     We, and our franchisees, are dependent on frequent deliveries of food products that meet our specifications. Our Company-owned domestic restaurants purchase substantially all food and related products from our distribution division, Norco. Domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco, and changes in purchasing practices by domestic franchisees as a result of delivery disruptions or otherwise could adversely affect the financial results of our distribution operation. Interruptions in the delivery of food products caused by unanticipated demand, problems in production or distribution by Norco, our suppliers, or our distribution service providers, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.
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
     We are subject to numerous federal, state, local and foreign laws and regulations, including those relating to:
•	the preparation and sale of food;

•	building and zoning requirements;

•	minimum wage, citizenship, overtime and other labor requirements;

•	compliance with the Americans with Disabilities Act; and

•	working and safety conditions.
     If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.
     We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines or other penalties, or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results.
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
     Our success will depend to a significant extent on our leadership team and other key management personnel. We may not be able to retain our executive officers and key personnel or attract additional qualified management. Our success also will depend on our ability to attract and retain qualified personnel to oversee our restaurants, distribution operations and international operations. The loss of these employees or any inability to recruit and retain qualified personnel could have a material adverse effect on our operating results.
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

     The Company’s management has concluded that the Company’s disclosure controls and procedures are not effective, and that a material weakness in financial reporting existed at June 25, 2006 as a result of recent turnover in its accounting staff and reassignment of responsibilities among remaining staff, which may affect the Company’s ability to accurately and timely complete and file its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.
     The Company’s management has concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report and that this ineffectiveness, which created a material weakness, resulted primarily from recent, significant turnover in the Company’s accounting staff, including in the positions of chief financial officer and controller, and reassignment of responsibilities among remaining accounting staff, during the fiscal year ended June 25, 2006. The Company believes that the accounting staff turnover and reassignment of responsibilities, and the resulting ineffectiveness of the Company’s disclosure controls and procedures, may adversely affect the Company’s ability to accurately and timely complete its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.
Risks Associated With Our Common Stock
     Even though our common stock is currently traded on the Nasdaq Capital Market, it has less liquidity than the stock of many other companies quoted on the NASDAQ Stock Market’s Global Market or on a national securities exchange.
     The trading volume in our common stock on the Nasdaq Capital Market has been relatively low when compared with larger companies listed on the Nasdaq Global Market or the other stock exchanges. Shareholders, therefore, may experience difficulty selling a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, may cause the price of            our common stock to decline or impair our future ability to raise capital through sales of our common stock.
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
     The restaurant industry in general, as well as the pizza segment of the industry, is intensely competitive, both internationally and domestically, with respect to price, service, location and food quality. We compete against many regional and local businesses. There are many well-established competitors with substantially greater brand awareness and financial and other resources than we have. Some of these competitors may be better established in markets where restaurants we operate or that are operated by our franchisees are, or may be, located. Experience has shown that a change in the pricing or other marketing or promotional strategies, including new product and concept developments, of one or more of our major competitors can have an adverse impact on sales and earnings and our chainwide restaurant operations.
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
     Restaurant businesses are affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, disposable purchasing power, traffic patterns and the type, number and location of competing restaurants. For example, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer, or quick service restaurant offerings generally, in favor of foods that are perceived as more healthy, our business and operating results would be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None
ITEM 2. PROPERTIES.
     The Company owns a 38,000 square foot facility housing its corporate office and training center and a 102,000 square foot warehouse and distribution facility. These buildings were constructed on approximately 11 acres of land in The Colony, Texas in 2001. As of November 1, 2006, the warehouse and distribution facility is expected to be under lease to SYGMA, which will perform distribution services for the Company out of that location. Under the lease, which has a 35-month term, SYGMA pays a market rate of rent and is responsible for all operating and maintenance costs.
     The Company currently owns one Buffet Unit in the Dallas, Texas area. It is operated from a leased location of approximately 4,100 square feet. Annual lease payments are approximately $22.00 per square foot. The lease has a five-year term with multiple renewal options. The Company also operates two Buffet Units in the Houston, Texas market. One location has approximately 4,347 square feet and the other has approximately 2,760 square feet. Both are leased at annual rates of approximately $13.00 and $18.00 per square foot, respectively. The Houston leases expire in 2015 and each has at least one renewal option.
     The Company also owns property in Little Elm, Texas that was purchased in June 2003 for $127,000 from which the Company previously operated a Delco Unit. Finish out and improvements for the Delco Unit totaled approximately $440,000. The Company is considering alternatives for the Little Elm location, including possible sale or lease of the land and existing modular delivery/carry-out building to a franchisee for operation as a Pizza Inn restaurant, or listing the land with a broker for sale to a third party.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is subject to claims and legal actions in the ordinary course of its business. With the possible exception of the matters set forth below, the Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company’s annual results of operations, cash flows or financial condition if decided in a manner that is unfavorable to the Company.
     On October 5, 2004 the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, (“Akin Gump”) and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the

Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements, which, in the opinion of the Company’s current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company’s financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company believes that its claims against Akin Gump and Mr. Menges are well founded and intends to vigorously pursue all relief to which it may be entitled. Discovery is ongoing but the court has ruled that it would not set a trial date until after completion of the Parker arbitration hearing discussed below.
     On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker (“Parker Agreement”). Mr. Parker’s employment was terminated following ten days written notice to Mr. Parker of the Company’s intent to discharge him for cause as a result of violations of the Parker Agreement. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon Section 2.01(c) of the Parker Agreement, which provides for discharge for “any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so.” Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.
     On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker was not entitled to severance payments or any other further compensation from the Company. In addition, the Company was seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for alleged defamation, alleged wrongful termination, and recovery of amounts allegedly due under the Parker Agreement. Mr. Parker had originally sought in excess of $10.7 million from the Company, including approximately (i) $7.0 million for severance payments plus accrued interest, (ii) $0.8 million in legal expenses, and (iii) $2.9 million in other alleged damages.
     On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration. The total amount is to be paid within six months, beginning with an initial payment of $100,000 on September 25, 2006 (the “Initial Payment Date”). Additional amounts are to be paid as follows: $200,000 payable 45 days after the Initial Payment Date; $150,000 payable 75 days after the Initial Payment Date; and payments of $100,000 on each of the 105th, 135th, and 165th day after the Initial Payment Date. The remaining amount of approximately $2,050,000 is to be paid within 180 days of the Initial Payment Date. All payments under the Settlement Agreement would automatically and immediately become due upon any sale-leaseback transaction involving our corporate headquarters office and distribution facility.
     On April 22, 2005, the Company provided PepsiCo, Inc. (“PepsiCo”) written notice of PepsiCo’s breach of the beverage marketing agreement the parties had entered into in May 1998 (the “Beverage Agreement”). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing to the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005 the parties entered into a “standstill” agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.
     The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company’s April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of approximately $2.6 million, an amount

PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned. The Company has filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damage for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company’s account.
     The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees. This matter is set for trial beginning on May 7, 2007. No accrual for such amounts has been made as of June 25, 2006.
     On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.
     Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of June 25, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
     As of September 20, 2006, there were approximately 2,016 stockholders of record of the Company’s common stock.
     The Company’s common stock is listed on the Capital Market (formerly called the “NASDAQ SmallCap Market”) of the NASDAQ Stock Market, LLC (“NASDAQ”) exchange under the symbol “PZZI”. The following table shows the highest and lowest daily closing price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	Actual Trade
	Executed Price
	High	Low
2006
First Quarter Ended 9/25/2005	$2.97	$2.50
Second Quarter Ended 12/25/2005	2.90	2.50
Third Quarter Ended 3/26/2006	2.93	2.59
Fourth Quarter Ended 6/25/2006	3.35	2.63

2005
First Quarter Ended 9/26/2004	$3.25	$2.39
Second Quarter Ended 12/26/2004	3.26	2.63
Third Quarter Ended 3/27/2005	2.95	2.25
Fourth Quarter Ended 6/26/2005	3.00	2.30
     Under the Company’s bank loan agreement, the Company is currently limited in its ability to pay dividends or make other distributions on its common stock and the Company believes that the loan agreement is likely to limit the Company’s ability to take such actions in the future.
     The Company did not pay any dividends on its common stock during the fiscal years ended June 25, 2006 and June 26, 2005. Any determination to pay cash dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on its common stock.

Equity Compensation Plan Information
A summary of equity compensation under all of the Company’s equity compensation plans follows:

	Number of Securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity Compensation plans approved by security holders	200,858	$3.13	1,433,759

Equity Compensation plans not approved by security holders	500,000	$2.50	—

Total	700,858	$2.68	1,433,759

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.
ITEM 6. SELECTED FINANCIAL DATA.
     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 25, 2006, and should be read in conjunction with the consolidated financial statements and schedules in Item 8 of this report.

	Year Ended
	June 25,		June 26,	June 27,	June 29,	June 30,
	2006		2005	2004	2003	2002
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Total revenues	$50,608		$55,269	$59,988	$58,471	$65,388

(Loss) income before taxes	(7,018	)(2)	359	3,648	4,643	1,723
Net (loss) income	(5,989	)(2)	204	2,243	3,093	1,137
Basic (loss) earnings per common share	(0.59	)(2)	0.02	0.22	0.31	0.11
Diluted (loss) earnings per common share	(0.59	)(2)	0.02	0.22	0.31	0.11

SELECTED BALANCE SHEET DATA:
Total assets	19,001		20,255	20,906	20,796	24,318 (1)
Total debt and capital lease obligations	8,044		7,727	8,376	11,233	17,112

(1)	Total assets in 2002 include a prior period adjustment of $296,000 to properly reflect deferred income tax asset and liability balances.

(2)	In fiscal year 2006 the Company adopted SFAS No. 123(R) that requires compensation expense for most equity-based awards be recognized over the requisite service period. Year ended June 25, 2006 compensation expense was $341,000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying the Company’s business objectives, its customers and its franchisees, its liquidity and capital resources, the impact of its historical and potential business strategies on the Company’s business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. The Company’s actual results could differ materially from its expectations. Further information concerning the Company’s business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, are set forth above under Item 1 and below under the heading “Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Annual Report on Form 10-K and, except as may be required by applicable law and regulation, the Company does not undertake, and specifically disclaims any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Fiscal 2006 Compared to Fiscal 2005
Overview
     The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn.” At June 25, 2006, there were 375 Pizza Inn restaurants, consisting of three Company-owned restaurants and 372 franchised restaurants. At June 25, 2006, the domestic restaurants were operated as: (i) 182 Buffet Units; (ii) 49 Delco Units; and (iii) 70 Express Units. The 301 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, the Company had 74 international restaurants located in nine foreign countries.
     Diluted loss per common share was ($0.59) as compared to $0.02 of diluted income per share in the prior year. Net loss was ($5,989,000) as compared to net income of $204,000 in the prior year, on revenues of $50,608,000 in the current year and $55,269,000 in the prior year. Pre-tax loss was ($7,018,000) as compared to pre-tax income of $359,000 in the prior year. The increase in net loss is partially the result of a $2.8 million expense to accrue future payments to be made pursuant to an agreement to settle litigation with the Company’s former president and chief executive officer, impairment of long-lived assets and write-off of capitalized software costs totaling $1,443,000, and a 10% reduction in food and supply sales and a 7% reduction in franchise revenue. In addition, pre-tax earnings were negatively impacted by stock compensation expense of $341,000 and an increase in bad debt provision of $271,000. Those negative impacts to pre-tax earnings were partially offset by a gain of $147,000 on the sale of land in Prosper, TX a reduction in compensation expense of $24,000 due to a change in the estimate for the bonus accrual, and a reduction of state tax expense of $71,000 due to a change in estimated state taxes.
     Results of operations for fiscal 2006 and 2005 both include fifty-two weeks.

     Management believes that key performance indicators in evaluating financial results include chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Fiscal Year Ended
	June 25,	June 26,
	2006	2005
Chainwide retail sales Buffet Units (in thousands)	$119,369	$126,723
Chainwide retail sales Delco Units (in thousands)	$13,765	$13,842
Chainwide retail sales Express Units (in thousands)	$8,579	$9,333
Average number of Buffet Units	186	203
Average number of Delco Units	51	53
Average number of Express Units	69	71
Revenues
     Revenues are primarily derived from sales of food, paper products and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which is driven by changes in same store sales and restaurant count.
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment, marketing materials and other distribution revenues. Food and supply sales decreased 10%, or $4,959,000, to $44,202,000 from $49,161,000 compared to the comparable period last year. The decrease is partially due to lower cheese prices, which negatively impacted revenues by approximately $1,450,000. Cheese product sales were approximately $896,000 lower than the comparable period in the prior year due to the lower retail sales. Additionally, a decline of 5.5% in overall chainwide retail sales negatively impacted non-cheese sales by approximately $1,873,000. The sale of restaurant-level marketing materials to franchisees decreased $304,000 primarily as a result of the Company’s decision to reduce the prices at which it sells such materials to franchisees.
Franchise Revenue
     Franchise revenue, which includes income from royalties and franchise fees, decreased 7% or $363,000 compared to the comparable period last year primarily due to lower royalties for the comparable period in the previous year as a result of lower retail sales. The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 25,	June 26,
	2006	2005
Domestic royalties	$4,229	$4,624
International royalties	370	365
Domestic franchise fees	147	173
International development fees	53	—

Franchise revenue	$4,799	$5,162

Restaurant Sales
     Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 54%, or $512,000, compared to the comparable period of the prior year. The increase is the result of opening three new Buffet Units, which replaced one Buffet Unit that was sold to a franchisee and one Delco Unit that was closed. The following chart details the revenues at Company-owned restaurants (in thousands):

	Fiscal Year Ended
	June 25,	June 26,
	2006	2005
New Buffet Units	$855	$—
Buffet Unit — sold February 2006	354	574
Delco Unit — closed April 2006	249	372

Total Restaurant sales	$1,458	$946

Cost of Sales
     Cost of sales decreased 6% or $2,855,000 compared to the comparable period in the prior year. This decrease is the primarily the result of lower food and supply sales. Cost of sales, as a percentage of food and supply sales and restaurant sales, increased to 96% from 93% for the comparable period last year. This percentage increase is primarily due to higher fuel and energy prices and $161,000 of pre-opening costs associated with the three new company-owned Buffet Units.
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories. These expenses increased 12% or $335,000 compared to the comparable period last year. This increase is primarily the result of higher payroll and travel due to increased headcount. These expenses were partially offset by lower product research, and outside marketing expenses.
General and Administrative Expenses
     General and administrative expenses, including the litigation settlement accrual and impairment of long-lived assets and goodwill, which are broken out separately in the statement of operations, increased 98% or $4,768,000 compared to the comparable period last year. The following chart summarizes the primary variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 25,	June 26,
	2006	2005
Litigation settlement accrual	$2,800	$—
Legal fees	1,417	1,257
Impairment of long-lived assets and goodwill	1,319	—
Payroll	878	758
Other administrative expenses	367	309
Stock Compensation	341	—
Utilities	216	138
Board of director fees	148	297
Write-off of on-line ordering system	125	—
Company stores marketing	118	73
State franchise tax	(61)	68

Primary variances in general and administrative expenses	$7,668	$2,900

     The current year includes a $2,800,000 expense to accrue future payments to be made pursuant to an agreement to settle litigation with the Company’s former president and chief executive officer. Both the current and prior year include legal expenses related to ongoing and settled litigation and related matters. The Company anticipates a relatively high level of legal expenses from ongoing litigation and related matters until all such matters previously described are resolved.
     Stock compensation expense increased with the implementation of SFAS 123R on June 27, 2005. SFAS 123R requires the Company to record compensation charges for share-based transactions in the Consolidated Statement of Operations. See the “New Pronouncements” section below.
     In the fourth quarter of 2006 the Company incurred an impairment of $152,000 to the goodwill related to the Company-owned stores and an impairment of $1,166,000 to the equipment and improvements related to the two Company-owned Buffet Units in the Houston, Texas market and one Company-owned Delco Unit in Little Elm, Texas. The impairments were recognized due to the underperformance of the Company-owned stores and the Company’s determination that it is more likely than not that the Company-owned restaurants in Houston, Texas and Little Elm, Texas will be sold prior to the end of their useful lives.
     In fourth quarter of 2006 the Company incurred a $125,000 expense related to the write-off of capitalized software development costs associated with a proprietary on-line ordering system that was under development for the Company by a third party and that had been intended to serve as an ordering and communication platform for franchisees placing orders with Norco. The system was never fully developed or implemented and the Company’s decision to terminate the development contract and suspend system implementation was primarily a factor of the Company’s decision to outsource certain distribution services to third party providers. In the fourth quarter, the Company also accrued an expense of $20,000 to terminate a service agreement related to the online-ordering system.
     The increase in general and administrative expenses was partially offset by a reduction in compensation expense of $24,000 due to a change in the estimate for the bonus accrual, and a reduction of state tax expense of $71,000 due to a change in estimated state taxes.
Interest Expense
     Interest expense increased 33% or $197,000 for the period ended June 25, 2006, compared to the comparable period of the prior year due to higher interest rates and a higher balance under the Revolving Credit Agreement (defined below).
Provision for Bad Debt
     Bad debt provision related to accounts receivable from franchisees increased by $271,000 to $301,000. The Company believes that most of the restaurant closings in fiscal year 2006 did not have a material impact on collectibility of any outstanding receivables and royalties due to us because the vast majority of these closed restaurants were lower volume restaurants whose financial impact on its business as a whole was immaterial. The majority of the Company’s bad debt provision in 2006 is related to accounts receivable due from one franchisee that closed two restaurants in fiscal year 2006 and has closed his three remaining restaurants in fiscal year 2007. For those restaurants that are anticipated to close or exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.
Provision for Income Tax
     Provision for income taxes was a benefit of $1,029,000, a decrease of $1,184,000 compared to the comparable period in the prior year due to lower income in the current year. The benefit from the income tax provision was reduced by a valuation allowance of $1,448,000 for a reserve against its deferred tax asset, which was recognized in the fourth quarter of 2006. The effective tax rate was 15% compared to 43% in the previous year. The change in the effective tax rate is primarily due to the effect of permanent differences on lower net income in the current year as compared to the prior year and the valuation allowance in 2006. The 2006 loss will be carried back against prior taxes paid, which the Company believes will result in a refund of a portion of prior taxes paid.

Restaurant Openings and Closings
     During fiscal 2006 a total of 23 new franchise restaurants and one Company owned restaurant opened, including 13 domestic and 11 international restaurants. Domestically, 35 restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. In addition, one Company-owned Delco Unit closed and 11 international restaurants were closed. The following chart summarizes restaurant openings and closings for the periods ended June 25, 2006 compared to the comparable period in the prior year:
     Fiscal year ended June 25, 2006

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	199	4	21	—	182
Delco Units	52	4	7	—	49
Express Units	73	5	8	—	70
International Units	74	11	11	—	74

Total	398	24	47	—	375

     Fiscal year ended June 26, 2005

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	212	8	18	(3)	199
Delco Units	53	6	8	1	52
Express Units	73	8	10	2	73
International Units	67	7	—	—	74

Total	405	29	36	—	398

Fiscal 2005 Compared to Fiscal 2004
Overview
     At June 26, 2005, there were 398 Pizza Inn restaurants, consisting of two Company-owned restaurants and 396 franchised restaurants. At June 26, 2005, the domestic restaurants were operated as: (i) 199 Buffet Units; (ii) 52 Delco Units; and (iii) 73 Express Units. The 324 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, the Company had 74 international restaurants located in nine foreign countries.
     Diluted earnings per share decreased 91% to $0.02 from $0.22 in the prior year. Net income decreased 91% to $204,000 from $2,243,000 in the prior year, on revenues of $55,269,000 in the current year and $59,988,000 in the prior year. Pre-tax income decreased 90% to $359,000 from $3,648,000. The decrease in net income is the result of lower food and supply sales created by lower restaurant sales combined with product cost inflation not passed on to the franchisees and planned reductions in prices on products sold to franchisees. The retention in cost inflation and the reduction in some pricing were designed to improve the store level economics and strengthen the system. In addition, legal fees increased $1,454,000 over the prior year which reflects the reversal of $567,000 in legal reserves relating to the settlement of a previously resolved legal matter and for on going litigation and related matters.

     Management believes that key performance indicators in evaluating financial results include chainwide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators:

	Fiscal Year Ended
	June 26,	June 27,
	2005	2004
Chainwide retail sales Buffet Units (in thousands)	$126,723	$129,335
Chainwide retail sales Delco Units (in thousands)	$13,842	$15,156
Chainwide retail sales Express Units (in thousands)	$9,333	$9,415
Average number of Buffet Units	203	213
Average number of Delco Units	53	54
Average number of Express Units	71	70
     Results of operations for fiscal 2005 and 2004 both include fifty-two weeks.
Revenues
     Revenues are primarily derived from sales of food, paper products and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which is driven by changes in same store sales and restaurant count.
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment, marketing materials and other distribution revenues. Food and supply sales decreased 7%, or $3,911,000, to $49,161,000 from $53,072,000 compared to the comparable period last year. The decrease is partially due to lower sales prices, reduced to improve the restaurant level economics, on certain key ingredients, including dough products and tomato tidbits, which negatively impacted revenues by approximately $997,000. Cheese product sales were approximately $799,000 lower than the comparable period in the prior year due to the lower retail sales and were partially offset by higher overall cheese prices. Also contributing to the revenue decrease for the year was lower equipment sales of approximately $758,000 due to fewer restaurant openings. Additionally, a decline of 2.6% in overall chainwide retail sales negatively impacted non-cheese, dough and tidbit sales by approximately $737,000. The sale of restaurant-level marketing materials to franchisees decreased $624,000.
Franchise Revenue
     Franchise revenue, which includes income from royalties and franchise fees, decreased 4% or $238,000 compared to the comparable period last year primarily due to higher international royalties for the comparable period in the previous year as a result of the collection of international royalties previously deemed uncollectible. Additionally, domestic franchise fees were lower compared to the comparable period last year due to fewer restaurant openings. The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 26,	June 27,
	2005	2004
Domestic royalties	$4,624	$4,557
International royalties	365	380
Collection of international royalties previously deemed uncollectible	—	173
Domestic franchise fees	173	278
International development fees	—	12

Franchise Revenue	$5,162	$5,400

Restaurant Sales
     Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 38% or $570,000 compared to the comparable period of the prior year. The decrease is the result of the sale of one Buffet Unit, which was replaced by a smaller, lower sales volume Delco Unit, and lower comparable sales at the other Company-owned Buffet Units. The following chart details the revenues at the respective Company-owned restaurants (in thousands):

	Fiscal Year Ended
	June 26,	June 27,
	2005	2004
Buffet Units	$574	$647
Buffet Unit — sold February 2004	—	616
Delivery/carry-out unit — opened January 2004	372	253

Restaurant sales	$946	$1,516

Costs and Expenses
Cost of Sales
     Cost of sales decreased 5% or $2,409,000 compared to the comparable period in the prior year. This decrease is the result of lower chainwide retail sales and lower payroll costs as a result of earlier staff reductions. Cost of sales, as a percentage of food and supply sales and restaurant sales, increased to 93% from 90% for the comparable period last year. This percentage increase is primarily due to higher product costs of approximately 3.3% offset partially by payroll savings of $1,001,000 resulting from earlier staff reductions. Although the Company does not currently intend to raise prices to compensate for the increases in product costs referenced, in part, because it does not believe that it would be able to successfully do so as a result of the competitive environment in which it operates, it may become necessary to increase prices in the future. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel), fluctuations in interest rates and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past year to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty.
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
General and Administrative Expenses
     General and administrative expenses increased 31% or $1,127,000 compared to the comparable period last year. The following chart summarizes the primary variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 26,	June 27,
	2005	2004
Legal fees	$1,257	$(197)
Payroll	758	1,122
Consulting fees	126	33
Other	113	—
Proxy solicitation	69	238

Primary variances in general and administrative expenses	$2,323	$1,196

     Legal fees in the prior year included the reversal of $567,000 in legal reserves relating to the settlement of a previously resolved legal matter. In addition, the current year includes legal expenses related to ongoing litigation and related matters described previously. The Company anticipates incurring relatively high legal fees from the ongoing litigation and related matters described previously until all such matters are resolved, although the Company believes that it is unlikely that legal fees incurred in fiscal year 2007 will be higher than those incurred in fiscal year 2006. The higher legal fees in the current year were partially offset by proxy solicitation expenses in the prior year of $190,000 and lower payroll and related expenses from earlier staff reductions.
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
Restaurant Openings and Closings
     During fiscal 2005 a total of 29 new franchise restaurants opened, including 22 domestic and seven international. Domestically, 36 restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. No international restaurants were closed. The Company does not believe that the closings in 2005 had a material impact on collectibility of any outstanding receivables and royalties due to the Company because (i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal 2005 and (ii) these closed restaurants were lower volume restaurants whose financial impact on its business as a whole was immaterial. For those restaurants that are anticipated to close or exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant openings and closings for the periods ended June 26, 2005 compared to the comparable period in the prior year:
Fiscal year ended June 26, 2005

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	212	8	18	(3)	199
Delco Units	53	6	8	1	52
Express Units	73	8	10	2	73
International Units	67	7	—	—	74

Total	405	29	36	—	398

Fiscal year ended June 27, 2004

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	220	12	20	—	212
Delco Units	56	4	8	1	53
Express Units	75	10	11	(1)	73
International Units	59	8	—	—	67

Total	410	34	39	—	405

Liquidity and Capital Resources
     Cash flows from operating activities are generally the result of net income (loss) adjusted for depreciation and amortization and changes in working capital. In fiscal 2006, the Company generated cash flows of $1,235,000 from operating activities as compared to $1,088,000 in fiscal 2005 and $3,512,000 in fiscal 2004. Cash provided by operations was primarily used for capital expenditures and to pay down debt.
     Cash flows from investing activities primarily reflect the Company’s capital expenditure strategy. In fiscal 2006, the Company used cash of $1,638,000 for investing activities as compared to $753,000 in fiscal 2005. Cash flow used for investing activities during fiscal 2006 consisted primarily of the capital expenditures relating to the opening of one new Company-owned Buffet Unit, the Company’s purchase, lease and remodeling of two existing Buffet Units, and purchases of warehouse equipment. Offsetting these expenditures was $474,000 of proceeds from the sale of land in Prosper, Texas and $115,000 from the sale of a Company-owned Buffet Unit in Dallas, Texas. In the prior year, the Company used cash flow for investing activities of $753,000, primarily to purchase land in Prosper, TX and for the enlargement of the warehouse parking lot.
     Cash flows from financing activities generally reflect changes in the Company’s net repayments of borrowings during the period, together with treasury stock purchases and exercise of stock options. Net cash provided for financing activities was $414,000 in fiscal 2006 as compared to cash used for financing activities of $779,000 in fiscal 2005. The Company increased its net bank borrowings by $747,000 primarily due to increased capital expenditures incurred in the current year. The Company used cash flow from operations to decrease its net bank borrowings and capital lease obligations by $649,000 in the prior year.
     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax asset, net of a valuation allowance of $1,564,000 primarily related to the Company’s recent history of pre-tax losses and the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The 2006 loss will be carried back against prior taxes paid, which the Company believes will result in a refund of taxes paid in the prior two years.
     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the “Revolving Credit Agreement”), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an Event of Default had the Company not entered into the new Revolving Credit Agreement. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in 2006 was higher than the rate structure described above due to the events of default described below. As of June 25, 2006 and June 26, 2005, the variable interest rates were 9.75% and 6.5%, using a Prime interest rate basis, respectively. Amounts outstanding under the Revolving Credit Agreement as of June 25, 2006 and June 26, 2005 were $1,713,000 and $966,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Revolving Credit Agreement.
     The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement. The Term Loan Agreement had an outstanding balance of $6.3 million at June 25, 2006 and $6.7 million at June 26, 2005. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.

     On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Loan Agreement. As a result of the continuing event of default as of June 25, 2006 all outstanding principal of the Company’s obligations under the Revolving Credit Agreement, and the Term Loan Agreement due to cross-default provisions, were reclassified as a current liability on the Company’s consolidated balance sheet.
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
     On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies as a result of the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,250,000 at any one time. Wells Fargo and the Company entered into the Forbearance Agreement to provide the Company with time, during the Forbearance Period, to pursue discussions with Wells Fargo regarding various possible options for refinancing the Company’s indebtedness and liabilities to Wells Fargo under the Revolving Credit Agreement. The Company is currently in discussions with, and has recently received lending proposals from, various lenders to amend or refinance the Revolving Credit Agreement and Term Loan Agreement and believes that it will be able to execute such an agreement in the near future. While no assurances can be provided that adequate financing will be available through an agreement with Wells Fargo or any other lender, the Company believes a sale-leaseback transaction to monetize the value in its corporate headquarters and distribution facility would provide the liquidity necessary to meet currently known obligations as they come due. The majority of the Company’s current debt was incurred to fund the construction of the headquarters office and distribution facility, and the Company believes that the market value of those real estate assets is in excess of its current indebtedness.
     The Company is currently engaged in litigation with its former beverage supplier, PepsiCo, Inc., which filed suit against the Company for improper termination of the beverage marketing agreement the parties had entered into in 1998. The Company maintains that it was justified in terminating the agreement as a result of PepsiCo’s failure to materially fulfill its obligations under the agreement and has filed claims against PepsiCo for damages it has sustained by PepsiCo’s failure to perform. The matter is set for trial in May 2007. Although the outcome of these legal proceedings cannot be projected with certainty at this time, the Company believes that it properly terminated the agreement and that its claims against PepsiCo are well founded. An adverse outcome to the litigation could materially adversely affect the Company’s financial position, results of operations and liquidity. In the event the Company is unsuccessful in the litigation, it could be liable to PepsiCo for approximately $2.6 million under the beverage agreement plus costs and fees. No accrual for any amount has been made as of June 25, 2006 regarding the PepsiCo litigation.
     The Company has filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld, as previously described. The Company anticipates incurring relatively high legal fees until this lawsuit is resolved, although the Company believes it is unlikely that legal fees incurred in fiscal year 2007 will be higher than those incurred in fiscal year 2006.
     On September 24, 2006, the Company and Mr. Parker, our former President and Chief Executive Officer, entered into a compromise and settlement agreement (the “Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker in January 2005 (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration. The total amount is to be paid within six months, beginning with an initial payment of $100,000 on September 25, 2006 (the “Initial Payment Date”). Additional amounts are to be paid as follows: $200,000 payable 45 days after the Initial Payment Date; $150,000 payable 75 days after the Initial Payment Date; and payments of $100,000 on each of the 105th, 135th, and 165th day after the Initial Payment Date. The remaining amount of approximately $2,050,000 is to be paid within 180 days of the Initial Payment Date. All payments under the Settlement Agreement would automatically and immediately become due upon any sale-leaseback transaction involving our corporate headquarters office and distribution facility. The Company expects to be able to fund the payments under the Settlement Agreement by utilizing available equity in its corporate headquarters office and distribution facility to refinance existing mortgage debt on that property and/or engage in a sale-leaseback transaction for that property. The Company may not be able to realize sufficient value from its real estate assets or otherwise be able to fund the payments under the Settlement Agreement. If the Company is not able to fund the payments under the Settlement Agreement or obtain financing, or enter into a sale-leaseback transaction, on terms reasonably satisfactory to the Company, then the liquidity, financial condition, business, and results of operations of the Company may be materially adversely affected.
     In July 2005, the Company acquired the assets of two existing Buffet Units from Houston, Texas area franchises and remodeled those restaurants with the objective of reopening and operating them as Company-owned restaurants. These restaurants opened in December 2005 and February 2006. One location has approximately 4,347 square feet and the other has approximately 2,760 square feet. The locations are leased at rates of approximately $13.00 and $18.00 per square foot, respectively. The leases expire in 2015 and each has at least one renewal option. The cost of acquiring and remodeling these restaurants was approximately $1,152,000. The Company is considering options to re-franchise these restaurants.
     In July 2005, the Company leased approximately 4,100 square feet of space in a retail development in Dallas, Texas at a rate of approximately $22.00 per square foot for the operation of a Buffet Unit. The restaurant opened in October 2005. The lease has a five-year term with multiple renewal options. The cost of finishing out the space, including equipment, was approximately $678,000.
     The Company also owns property in Little Elm, Texas that was purchased in June 2003 for approximately $127,000 at which the Company previously operated a Delco Unit. Finish out and improvements for the Delco Unit totaled approximately $440,000 in February 2004. The Company is considering alternatives for the Little Elm location, including possible sale or lease of the land and existing modular delivery/carry-out building to a franchisee for operation as a Pizza Inn restaurant or a sale or lease to a third party through a real estate broker.
     The Company owned property in Prosper, Texas that was purchased with the intention of constructing and operating a Buffet restaurant. The Company decided not to pursue development of that location and sold the property to a third party in September 2005 for $474,000, realizing a gain of $147,000 on the sale. The Company sold a Company-owned Buffet Unit in Dallas, Texas in March 2006 for $115,000, realizing no material gain or loss on the sale.
Contractual Obligations and Commitments
     The following chart summarizes all of the Company’s material obligations and commitments to make future payments under contracts such as debt and lease agreements as of June 25, 2006 (in thousands):

		Fiscal Year	Fiscal Years	Fiscal Years	After Fiscal
	Total	2007	2008 - 2009	2010 - 2011	Year 2011
Bank debt (1)	$8,848	$8,848	$—	$—	$—
Operating lease obligations	2,730	809	851	542	528
Litigation settlement (2)	2,859	2,859	—	—	—
Employment Agreements	294	294	—	—	—

Total contractual cash obligations	$14,731	$12,810	$851	$542	$528

1)	Includes $804 of interest expense calculated at a 10% rate for the entire fiscal year 2007.

2)	Includes $59 of interest expense calculated at a 5% rate on unpaid settlement amounts.

Transactions with Related Parties
     Two directors of the Company are franchisees.
     One of the director franchisees, Bobby Clairday, currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.5%, 6.3%, and 6.0% of the Company’s total food and supply sales in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.5%, 3.4%, and 3.2% of the Company’s total franchise revenues in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. As of June 25, 2006 and June 26, 2005, his accounts and note payable to the Company were $442,000 and $898,000, respectively. These restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco.
     The other director franchisee, Ramon Phillips, currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4%, 0.4%, and 0.5% of the Company’s total food and supply sales in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Royalties from this franchisee comprised 0.4%, 0.5%, and 0.5% of the Company’s total franchise revenues in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. As of June 25, 2006 and June 26, 2005, his accounts payable to the Company were $10,000 and $39,000, respectively. This restaurant pays royalties to the Company and purchases a majority of its food and supplies from Norco.
     The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by Mr. Clairday of the debt of a franchisee of which he is the President and sole shareholder. In addition to normal trade receivables, the Company claimed that the franchisee, Advance Food Services, Inc., owed the Company approximately $339,000, representing debt incurred by Advance Foods, Inc. for royalty and advertising fee payments and Norco product deliveries during a period in 1996 and 1997 following Mr. Clairday’s sale of that company to unrelated third parties and prior to his reacquisition of the company in 1997 (“Advance Foods Debt”). Mr. Clairday had guaranteed payment of approximately $236,000 of the Advance Foods Debt (“Guaranteed Amount”). During fiscal 2005 the Company applied against the Guaranteed Amount of the Advance Foods Debt approximately $7,250 in board fees due Mr. Clairday, and on June 20, 2006 the Company and Mr. Clairday entered into a settlement agreement whereby Mr. Clairday paid the Company the remaining balance of the Guaranteed Amount. In the fourth quarter of 2006 the Company recognized a bad debt provision to related party accounts receivable of approximately $76,000, representing the amount of the Advance Foods Debt either in dispute or not guaranteed by Mr. Clairday. The full amount of the provision was written off as uncollectible at that time.
     In October 1999, the Company loaned $557,056 to then Chief Operating Officer Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company’s common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders’ equity. As of June 27, 2004, the note balance was paid in full.
     In July 2000, the Company also loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004, in conjunction with a cash payment of $260,000 from Mr. Parker, to acquire 200,000 shares of the Company’s common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders’ equity. As of June 27, 2004, the note balance was paid in full.

Critical Accounting Policies and Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.
     The Company believes the following critical accounting policies require estimates about the effect of matters that are inherently uncertain, are susceptible to change, and therefore require subjective judgments. Changes in the estimates and judgments could significantly impact the Company’s results of operations and financial conditions in future periods.
     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay. Actual realization of amounts receivable could differ materially from the Company’s estimates.
     Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and a franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay. Actual realization of amounts receivable could differ materially from the Company’s estimates.
     Inventory, which consists primarily of food, paper products, supplies and equipment located at the Company’s distribution center, are stated according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.
     Re-acquired development franchise rights are initially recorded at cost. When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis would be performed and an impairment loss would be recorded.
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be materially impacted by changes in future taxable income and the results of tax strategies.
     The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of the cases and consultations with external counsel and provides for an exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

New Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on June 27, 2005. This Statement requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled.
     The Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expect to continue to use this acceptable option valuation model in the future. Because SFAS No. 123(R) must be applied not only to new awards, but also to previously granted awards that are not fully vested on the effective date, compensation cost for the unvested portion of some previously granted options are recognized under SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.
     The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption. Based on the adoption of the modified prospective method, the Company recorded a pre-tax stock-based compensation expense of approximately $341,000 in fiscal year 2006. This amount represents previously issued awards vesting in fiscal 2006 and 2006 fiscal year awards that were granted.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of determining the impact of adopting this Interpretation.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The Company has market risk exposure arising from changes in interest rates. The Company’s earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities, which bear interest based on floating rates.
     As of June 25, 2006, the Company had approximately $8.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 7.46% for the year ended June 25, 2006. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels at June 25, 2006, would change interest expense by approximately $63,000.
     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s new headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap’s notional amount amortizes over a term of twenty years to parallel the terms of the term loan. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires that for cash flow hedges, which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately. As of June 25, 2006, there was no hedge ineffectiveness.
     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales. Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices. The block price per pound of cheese averaged $1.35 in fiscal 2006. The estimated change in sales from a hypothetical $0.20 decrease in the average cheese block price per pound would have been approximately $1.2 million in fiscal 2006.
     The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on the Company.

PIZZA INN, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pizza Inn, Inc.
The Colony, Texas
We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 25, 2006 and June 26, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 25, 2006. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended December June 25, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor did we perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 25, 2006 and June 26, 2005 and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule for each of the three years in the period ended June 25, 2006 presents fairly, in all material respects, the information set forth therein.
As more fully described in Note H to the consolidated financial statements, effective June 27, 2005, the Company adopted the provisions of SFAS 123(R), “Share Based Payment.”
Dallas, Texas
August 18, 2006, except for Note L for which the date is September 25, 2006

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
REVENUES:
Food and supply sales	$44,202	$49,161	$53,072
Franchise revenue	4,799	5,162	5,400
Restaurant sales	1,458	946	1,516
Gain on sale of assets	149	—	—

	50,608	55,269	59,988

COSTS AND EXPENSES:
Cost of sales	43,762	46,617	49,023
Franchise expenses	3,126	2,791	3,175
General and administrative expenses	5,531	4,882	3,758
Impairment of long-lived assets and goodwill	1,319	—	—
Litigation settlement accrual	2,800	—	—
Provision for (recovery of) bad debt	301	30	(229)
Interest expense	787	590	613

	57,626	54,910	56,340

(LOSS) INCOME BEFORE INCOME TAXES	(7,018)	359	3,648

Provision (benefit) for income taxes	(1,029)	155	1,405

NET (LOSS) INCOME	$(5,989)	$204	$2,243

Basic (loss) earnings per common share	$(0.59)	$0.02	$0.22

Diluted (loss) earnings per common share	$(0.59)	$0.02	$0.22

Weighted average common shares outstanding	10,123	10,105	10,076

Weighted average common and potentially dilutive common shares outstanding	10,123	10,142	10,117

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
Net (loss) income	$(5,989)	$204	$2,243
Interest rate swap gain (net of income tax expense of ($89), ($59), and ($179), respectively)	173	115	348

Comprehensive Income (Loss)	$(5,816)	$319	$2,591

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 25,	June 26,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$184	$173
Accounts receivable, less allowance for doubtful accounts of $324 and $360, respectively	2,627	3,419
Accounts receivable — related parties	452	622
Notes receivable, current portion, less allowance for doubtful accounts of $0 and $11, respectively	52	—
Inventories	1,772	1,918
Property held for sale	—	301
Current deferred income tax assets	1,145	193
Prepaid expenses and other	299	355

Total current assets	6,531	6,981

LONG-TERM ASSETS
Property, plant and equipment, net	11,921	12,148
Property under capital leases, net	—	12
Non-current notes receivable	20	—
Long-term receivable — related party	—	314
Re-acquired development territory, net	431	623
Deposits and other	98	177

	$19,001	$20,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$2,217	$1,962
Accrued expenses	4,791	1,374
Current portion of long-term debt	8,044	406
Current portion of capital lease obligations	—	11

Total current liabilities	15,052	3,753

LONG-TERM LIABILITIES
Long-term debt	—	7,297
Long-term capital lease obligations	—	13
Deferred income tax liability	—	3
Other long-term liabilities	437	283

	15,489	11,349

COMMITMENTS AND CONTINGENCIES (See Notes D and I)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 15,090,319 and 15,046,319 shares, respectively; outstanding 10,138,494 and 10,094,494 shares, respectively	151	150
Additional paid-in capital	8,426	8,005
Retained earnings	14,593	20,582
Accumulated other comprehensive loss	(14)	(187)
Treasury stock at cost
Shares in treasury: 4,951,825 and 4,951,825, respectively	(19,644)	(19,644)

Total shareholders’ equity	3,512	8,906

	$19,001	$20,255

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accum.
						Other
			Additional			Comp.	Treasury
	Common Stock		Paid-in	Loans to	Retained	(Loss)	Stock
	Shares	Amount	Capital	Officers	Earnings	Gain	at Cost	Total
BALANCE, JUNE 29, 2003	10,059	$150	$7,825	$(569)	$18,135	$(650)	$(19,484)	$5,407

Exercise of stock options	75	—	150	—	—	—	—	150
Principal repayment of loans by officers	—	—	—	569	—	—	—	569
Interest rate swap gain (net of income tax expense of $179)	—	—	—	—	—	348	—	348
Net income	—	—	—	—	2,243	—	—	2,243

BALANCE, JUNE 27, 2004	10,134	150	7,975	—	20,378	(302)	(19,484)	8,717

Exercise of stock options	15	—	30	—	—	—	—	30
Stock repurchase (54 shares)	(54)	—	—	—	—	—	(160)	(160)
Interest rate swap gain (net of income tax expense of $59)	—	—	—	—	—	115	—	115
Net income	—	—	—	—	204	—	—	204

BALANCE, JUNE 26, 2005	10,095	150	8,005	—	20,582	(187)	(19,644)	8,906

Exercise of stock options	44	1	80	—	—	—	—	81
Interest rate swap gain (net of income tax expense of $89)	—	—	—	—	—	173	—	173
Stock compensation expense	—	—	341	—	—	—	—	341
Net loss	—	—	—	—	(5,989)	—	—	(5,989)

BALANCE, JUNE 25, 2006	10,139	$151	$8,426	$—	$14,593	$(14)	$(19,644)	$3,512

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(5,989)	$204	$2,243
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Impairment of goodwill and other assets	1,443	—	—
Gain on property held for sale	(149)	—	—
Depreciation and amortization	1,214	1,143	1,133
Stock compensation expense	341	—	—
Non cash settlement of accounts receivable	—	—	(281)
Litigation settlement	2,800	—	—
Deferred revenue	542	—	—
Deferred rent	56	—	—
Provision for (recovery of) bad debt, net	301	30	(229)
Deferred income taxes	(1,029)	39	500
Changes in operating assets and liabilities:
Notes and accounts receivable	884	(256)	(270)
Inventories	145	(205)	(202)
Accounts payable — trade	255	716	29
Accrued expenses	7	(711)	163
Deferred franchise revenue	—	(24)	(4)
Prepaid expenses and other	414	152	430

Cash provided by operating activities	1,235	1,088	3,512

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	589	—	38
Capital expenditures	(2,227)	(753)	(655)
Re-acquisition of area development territory	—	—	(682)

Cash used in investing activities	(1,638)	(753)	(1,299)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term bank debt and capital lease obligations	(414)	(415)	(1,534)
Borrowings of long-term debt	—	—	—
Change in line of credit, net	747	(234)	(1,300)
Proceeds from exercise of stock options	81	30	150
Officer loan payment	—	—	689
Purchases of treasury stock	—	(160)	—

Cash provided (used) in financing activities	414	(779)	(1,995)

Net increase (decrease) in cash and cash equivalents	11	(444)	218
Cash and cash equivalents, beginning of year	173	617	399

Cash and cash equivalents, end of year	$184	$173	$617

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
CASH PAID / (RECEIVED) FOR:
Interest payments	$782	$589	$624
Income tax payments / (refunds)	(283)	633	635

NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on interest rate swap	$262	$174	$527
See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business:
     Pizza Inn, Inc. (the “Company”), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn.”
     On June 25, 2006, the Pizza Inn system consisted of 375 locations, including three Company-operated restaurants and 372 franchised restaurants, with franchises in 18 states and nine foreign countries. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 35%, 14%, and 8%, respectively, of the total domestic restaurants. Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through agreements with third party distributors, the Company provides or facilitates food, equipment and supply distribution to its domestic and international system of restaurants.
Principles of Consolidation:
     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All appropriate inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.
Cash and Cash Equivalents:
     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Inventories:
     Inventories, which consist primarily of food, paper products, supplies and equipment located at the Company’s distribution center, are stated at the lower of cost or market, with cost determined according to the weighted average cost method. Provision is made for obsolete inventories.
Property Held for Resale:
     Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or fair value, less cost to sell, and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.
Property, Plant and Equipment:
     Property, plant and equipment, including property under capital leases, are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized. Internal and external costs incurred to develop or purchase internal-use computer software during the application development stage, including upgrades and enhancements, are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.
     Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter. The useful lives of the assets range from three to 39 years.

Goodwill:
     Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company considers its Company-owned restaurants to be reporting units when it tests for goodwill impairment. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. During the quarter ended June 25, 2006, the Company reduced its expectations for the Company-owned restaurants in Houston, Texas based on recent trends. At June 25, 2006, the Company recorded a pre-tax, non-cash impairment charge of $152,000 to write down the carrying value of the goodwill associated with the Houston are restaurants. Impairment charges are included in general and administrative expenses in the Consolidated Statements of Operations.
Long-Lived Asset Impairment Assessments, Excluding Goodwill:
     The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2006, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1,166,000 related to the carrying value of the Houston area Company-owned restaurants and the Little Elm, Texas restaurant. No impairment charges were necessary at June 26, 2005. Impairment charges are included in general and administrative expenses in the Consolidated Statements of Operations.
Accounts Receivable:
     Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Finance charges are accrued for at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.
Notes Receivable:
     Notes receivable primarily consist of notes from developers and master franchisees for the purchase of area development and master license territories, the purchase of re-franchised restaurants, and the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%. Of the notes receivable outstanding on June 25, 2006, $46,000 are collateralized by the improvements and fixtures of a franchisee’s restaurant. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.
Re-acquired Development Territory:
     Re-acquired development franchise rights are initially recorded at cost. When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary. If an adjustment is required, a discounted cash flow analysis would be performed and an impairment loss would be recorded.

     The Company has one re-acquired territory at June 25, 2006. The territory was re-acquired in December 2003, and is being amortized against incremental cash flows received, which is estimated to be approximately five years. The following chart summarizes the carrying amount at June 25, 2006 and June 26, 2005, the current year amortization expense and the estimated amortization schedule to be expensed in fiscal years 2006 through 2009 (in thousands).

	June 25,	June 26,
	2006	2005
Gross Carrying Amount	$912	$912
Accumulated Amortization	(481)	(289)

Net	431	623

Aggregate Amortization Expense:
For the year ended June 25, 2006	$192

Estimated Amortization Expense:
For the year ending 2007	$192
For the year ending 2008	192
For the year ending 2009	47

Total estimated amortization expense for the years ending 2007 – 2009	$431

Income Taxes:
     Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the evidence of the Company’s significant pre-tax losses in 2006, the possibility of a continued pre-tax loss in 2007, and the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.
Revenue Recognition:
     The Company’s Norco division sells food, supplies and equipment to franchisees on trade accounts under terms common in the industry. Revenue from such sales is recognized upon delivery. The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Title and risk of loss for products the Company sells transfer upon delivery. Equipment that is sold requires installation prior to acceptance. Recognition of revenue occurs upon installation of such equipment. Norco sales are reflected under the caption “food and supply sales.” Shipping and handling costs billed to customers are recognized as revenue.
     Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, “Territory”) sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. For the years ended June 25, 2006, June 26, 2005 and June 27, 2004, 96%, 97% and 95%, respectively, of franchise revenue was comprised of recurring royalties.
     Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop a specified number of restaurants in designated geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and to the extent of cash received. Territory fees recognized as income for the years ended June 26, 2005, June 27, 2004 and June 29, 2003 were $0, $0 and $12,500, respectively.

Stock Options:
     In December 2004 Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and amends SFAS No. 95 “Statement of Cash Flows.” SFAS No. 123(R) requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on June 27, 2005. This Statement requires that compensation expense for most equity-based awards be recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) be re-measured to fair-value at each balance sheet date until the award is settled.
     The Company uses the Black-Scholes formula to estimate the value of stock-based compensation granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. Because SFAS No. 123(R) must be applied not only to new awards, but also to previously granted awards that are not fully vested on the effective date, compensation cost for the unvested portion of some previously granted options are recognized under SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.
     The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net earnings in the periods after the date of adoption.
     At June 25, 2006 the Company has two stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employment agreement with the Company’s President and Chief Executive Officer. Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant; generally those options vest ratably over various vesting periods. The Company’s stock-based compensation plans are described more fully in Note H. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to June 27, 2005 the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net earnings. See Note H for effects on net earnings and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.
     As a result of adopting SFAS No. 123(R) on June 27, 2005, our loss before income taxes and net loss for the year ended June 25, 2006, are $341,000 and $221,000 higher, respectively, than if we had continued to account for share-based compensation under APB No. 25. These amounts represents previously issued awards vesting in fiscal year 2006 and awards granted in fiscal year 2006. Basic and diluted loss per share for the year ended June 25, 2006 are both $0.03 higher than if the Company had continued to account for share-based compensation under APB No. 25.
Disclosure about Fair Value of Financial Instruments:
     The carrying amounts of accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value at June 25, 2006, since a substantial portion of long-term debt is variable rate, or at a rate consistent with market rates currently available to the Company. The fair value of the Company’s interest rate swap is based on pricing models using current market rates.
Contingencies:
     Provisions for settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable. If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred.

Use of Management Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.
Fiscal Year:
     The Company’s fiscal year ends on the last Sunday in June. Fiscal years ending June 25, 2006 and June 26, 2005 and June 27, 2004 all contained 52 weeks.
New Pronouncements:
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Early adoption is permitted, provided the Company has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is in the process of determining the impact of adopting this Interpretation.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. The adoption of this statement is not expected to have a material impact on the company’s financial position or results of operation.

NOTE B — PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment and property under capital leases consist of the following (in thousands):

	Estimated Useful	June 25,	June 26,
	Lives	2006	2005
Property, plant and equipment:
Equipment, furniture and fixtures	3 – 7 yrs	$5,861	$5,681
Building	5 – 39 yrs	10,923	11,023
Land	—	2,071	2,071
Construction in progress	—	—	18
Leasehold improvements	7 yrs or lease term if shorter	495	579

		19,350	19,372
Less: accumulated depreciation		(7,429)	(7,224)

		$11,921	$12,148

Real estate under capital lease	20 yrs	$—	$118

Less: accumulated amortization		—	(106)

		$—	$12

Depreciation and amortization expense was $1,214,000, $1,143,000 and $1,133,000 for the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively.
     The Company owns property in Little Elm, Texas that was purchased in June 2003 for approximately $127,000 from which the Company previously operated a Delco Unit. Finish out and improvements for construction of the Delco Unit totaled approximately $440,000. The Company is considering alternatives for the Little Elm location, including possible sale or lease of the land and existing modular delivery/carry-out building to a franchisee for operation as a Pizza Inn restaurant, or listing the land with a broker for sale to a third party.
     The Company owned property in Prosper, Texas that was purchased with the intention of constructing and operating a Buffet restaurant. The Company decided not to pursue development at that location and sold the property for cash to a third party in September 2005 for $474,000, realizing a gain of $147,000 on the sale. The Company sold a Company-owned Buffet Unit in Dallas, Texas in March 2006 for $115,000, realizing no material gain or loss on the sale.
NOTE C — ACCRUED EXPENSES:
     Accrued expenses consist of the following (in thousands):

	June 25,	June 26,
	2006	2005
Litigation reserve (Note I)	$2,800	$—
Other	762	351
Compensation	664	586
Taxes	402	221
Other professional fees	163	216

	$4,791	$1,374

NOTE D — LONG-TERM DEBT:
     The Company entered into an agreement on August 29, 2005, effective June 26, 2005 (the “Revolving Credit Agreement”), with Wells Fargo to provide a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an Event of Default had the Company not entered into the new Revolving Credit Agreement. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in 2006 was higher than the rate structure described above due to the events of default described below. As of June 25, 2006 and June 26, 2005, the variable interest rates were 9.75% and 6.50%, using a Prime interest rate basis, respectively. Amounts outstanding under the Revolving Credit Agreement as of June 25, 2006 and June 26, 2005 were $1,713,000 and $966,000, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Revolving Credit Agreement.
     The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. The Term Loan Agreement had an outstanding balance of $6.3 million at June 25, 2006 and $6.7 million at June 26, 2005. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.
     On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Loan Agreement. As a result of the continuing event of default as of June 25, 2006 all outstanding principal of the Company’s obligations under the Revolving Credit Agreement were reclassified as a current liability on the Company’s balance sheet.
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
     On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies as a result of the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,250,000 at any one time. Wells Fargo and the Company entered into the Forbearance Agreement to provide the Company with time, during the Forbearance Period, to pursue discussions with Wells Fargo regarding various possible options for refinancing the Company’s indebtedness and liabilities to Wells Fargo under the Revolving Credit Agreement. The Company is currently in discussions with, and has recently received lending proposals from, various lenders to amend or refinance the Revolving Credit Agreement and Term Loan Agreement and believes that it will be able to execute such an agreement in the near future. While no assurances can be provided that adequate financing will be available through an agreement with Wells Fargo or any other lender, the Company believes a sale-leaseback transaction to monetize the value in its corporate headquarters and distribution facility would provide the liquidity necessary to meet currently known obligations as they come due. The majority of the Company’s current debt was incurred to fund the construction of the headquarters office and distribution facility, and the Company believes that the market value of those real estate assets is in excess of its current indebtedness.
     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap’s notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately. At June 25, 2006 there was no hedge ineffectiveness. At June 25, 2006 the fair value of the interest rate swap was a liability of $22,000.

     PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 25, 2006 and June 26, 2005, this letter of credit was secured under the Revolving Credit Agreement. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company’s consolidated financial statements.
NOTE E — INCOME TAXES:
     Provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
Current — Federal	$—	$134	$637
Current — State	—	7	246
Deferred — Federal	(889)	13	493
Deferred — State	(140)	1	29

Provision (benefit) for income taxes	$(1,029)	$155	$1,405

     The effective income tax rate varied from the statutory rate for the years ended June 25, 2006, June 26, 2005 and June 27, 2004 as reflected below (in thousands):

	June 25,	June 26,	June 27,
	2006	2005	2004
Federal income taxes based on 34% of pre-tax income (loss)	$(2,386)	$122	$1,240
State income tax, net of federal effect	(92)	5	162
Permanent adjustments	15	15	19
Change in valuation allowance	1,448	(21)	(16)
Other	(14)	34	—

	$(1,029)	$155	$1,405

     The tax effects of temporary differences that give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):

	June 25,	June 26,
	2006	2005
Reserve for bad debt	$115	$131
Depreciable assets	122	(244)
Deferred fees	31	24
Other reserves and accruals	1,409	123
Interest rate swap loss	7	96
Credit carryforwards	176	176
Net operating loss	849	—

Gross deferred tax asset	2,709	306

Valuation allowance	(1,564)	(116)

Net deferred tax asset	$1,145	$190

     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce the net deferred tax assets to the amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has historically have considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. Because of the Company’s significant pre-tax losses in 2006 and the possibility of a continued pre-tax loss in 2007, the accounting guidance in SFAS 109 suggests that the future earnings may not support the realizability of the net deferred tax asset. As a result, the Company has concluded that a partial valuation allowance against our deferred tax asset was appropriate. Accordingly, in the fourth quarter of fiscal 2006, the deferred tax asset was reduced by $1,448,000 with a corresponding adjustment to the provision for income taxes. The book value of the remaining net deferred tax asset is supported by the ability to carry back the significant majority of the net operating loss in 2006 of against prior taxes paid and the likelihood of recognizing a gain on the sale of real estate assets. The Company expects to file a refund claim carrying back the significant majority of the 2006 net operating loss against prior taxes paid. The remaining net operating loss will be carried forward and will not expire until 2026.
     As of June 25, 2006, the Company had $176,000 of foreign tax credit carryforwards expiring between 2006 and 2011. A related valuation allowance of $116,000 was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.
NOTE F — LEASES:
     Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms. Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.
     Norco currently leases a significant portion of its transportation equipment under operating leases with terms from five to seven years. Some of the leases include fair market value purchase options at the end of the term.
     Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 25, 2006 are as follows (in thousands):

Operating
Leases
2007	$809
2008	481
2009	370
2010	337
2011	205
Thereafter	528

$2,730

     Rental expense consisted of the following (in thousands):

	June 25,	June 26,	June 27,
	2006	2005	2004
Minimum rentals	$1,162	$1,040	$1,135
Contingent rentals	(3)	—	1
Sublease rentals	(12)	(75)	(94)

	$1,147	$965	$1,042

NOTE G — EMPLOYEE BENEFITS:
     The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% – 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective January 1, 2001 through June 30, 2004, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 4% of the employee’s contribution. Effective July 1, 2004 through June 26, 2005, the Company elected to temporarily suspend its matching contribution to the plan. Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee’s contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in common stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code.
     For the years ended June 25, 2006, June 26, 2005 and June 27, 2004, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were $75,000, $0 and $94,000, respectively.
NOTE H — STOCK OPTIONS:
     In January 1994, the 1993 Stock Award Plan (“the 1993 Plan”) was approved by the Company’s shareholders with a plan effective date of October 13, 1993. Officers and employees of the Company were eligible to receive stock options under the 1993 Plan. Options were granted at market value of the stock on the date of grant, and were subject to various vesting periods ranging from six months to three years with exercise periods up to eight years, and could have been designated as incentive options (permitting the participant to defer resulting federal income taxes). Originally, a total of two million shares of common stock were authorized to be issued under the 1993 Plan. In December 1996, 1997 and 1998, the Company’s shareholders approved amendments that increased the 1993 Plan by 500,000 shares in each year. In December 2000, the Company’s shareholders approved amendments that increased the 1993 Plan by 100,000 shares. The 1993 Plan expired on October 13, 2003 and no further options may be granted pursuant to it.
     The 1993 Outside Directors Stock Award Plan (the “1993 Directors Plan”) was also adopted by the Company effective as of October 13, 1993 as approved by the shareholders. Elected directors not employed by the Company were eligible to receive stock options under the 1993 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year were granted, up to 20,000 shares per year, to each outside director. Options were granted at market value of the stock on the first day of each fiscal year, which was also the date of grant, and with various vesting periods ranging from one to four years with exercise periods up to nine years. A total of 200,000 shares of Company common stock were authorized to be issued pursuant to the 1993 Directors Plan. The 1993 Directors Plan expired on October 13, 2003 and no further options may be granted pursuant to it.
     On March 31, 2005 the Company and Tim Taft, the Company’s President and Chief Executive Officer, entered into a non-qualified stock option award agreement as part of Mr. Taft’s employment agreement. Pursuant to the agreement Mr. Taft was awarded options to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share, which was the market value of the stock on that day. Options for 50,000 shares vested immediately upon execution of the agreement and the remaining options vest incrementally over the next three years. As of June 25, 2006 150,000 options are vested.
     In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005. Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). A total of one million shares of common stock are authorized to be issued under the 2005 Employee Plan. As of June 25, 2006 no options have been issued under the 2005 Employee Plan.
     The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005. Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non- employee director. Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years. A total of 500,000 shares of Company common stock are authorized to be issued pursuant to the 2005 Directors Plan.

Summary of Stock Option Transactions
A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options follows:

	Year Ended
	June 25, 2006			June 26, 2005		June 27, 2004
		Weighted-			Weighted-		Weighted-
		Average	Average		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value	Shares	Price	Shares	Price

Outstanding at beginning of year	810,958	$2.73	—	485,700	$3.40	806,150	$3.68
Granted	20,000	$2.74	—	542,858	$2.53	5,000	$2.15
Exercised	(44,000)	$1.85	—	(15,000)	$2.00	(75,000)	$2.00
Canceled/Expired	(86,100)	$3.59	—	(202,600)	$3.86	(250,450)	$4.69

Outstanding at end of year	700,858	$2.68	$239,907	810,958	$2.73	485,700	$3.40

Exercisable at end of year	330,858	$2.87	$107,807	318,100	$3.00	480,700	$3.42

Weighted-average fair value of options granted during the year		$1.22			$1.37		$0.53

Total intrinsic value of options exercised		$41,020			$11,772		$63,162
The following table provides information on options outstanding and options exercisable at June 25, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 25, 2006	Life (Years)	Exercise Price	at June 26, 2005	Exercise Price
$2.00 - 3.25	622,858	7.60	$2.49	252,858	$2.44
$3.30 - 4.25	42,000	0.61	$3.58	42,000	$3.58
$4.38 - 5.50	36,000	0.05	$5.00	36,000	$5.00

$2.00 - 5.50	700,858	6.79	$2.68	330,858	$2.87

Exercisable at year end	330,858	4.81
     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective June 27, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. At June 25, 2006 the Company has two stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employment agreement with the Company’s President and Chief Executive Officer.
     Prior to July 27, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R).

Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, are recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the fiscal year 2006 in the amount of $341,000 in the statement of operations. The Company also recorded related tax benefits for the fiscal year 2006 in the amount of $120,000. The effect on net income from recognizing stock-based compensation for the fiscal year ended June 26, 2006 was $221,000, or $0.02 per basic share.
     SFAS 123(R) requires the Company to present pro forma information for periods prior to the adoption as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the awards at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to its stock-based employee compensation for the periods indicated.

	June 26, 2005		June 27, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$204	$80	$2,243	$2,241
Basic earnings per share	$0.02	$0.01	$0.22	$0.22
Diluted earnings per share	$0.02	$0.01	$0.22	$0.22
     For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. The following weighted average assumptions were used in fiscal 2006: risk-free interest rate of 3.77%, expected volatility of 40.1%, forfeiture rates of 0%, expected dividends yield of 0% and expected life of six years. Assumptions used in fiscal year 2005: risk-free interest rates ranging from 4.09% to 4.50%, expected volatility of 40.5% to 40.9%, expected dividend yield of 0%, forfeiture rates of 0%, and expected lives of six to nine years. Assumptions used in fiscal year 2004 were as follows: risk-free interest rates ranging from 1.9% to 2.8%, expected volatility of 42.2% to 42.5%, expected dividend yield of 0%, forfeiture rates of 0%, and expected lives of two years.
     At June 25, 2006 we had unvested options to purchase 370,000 shares with a weighted average grant date fair value of $1.39. The total remaining unrecognized compensation cost related to unvested awards amounted to $236,890 at June 25, 2006 and is expected to be recognized over the next two years. The weighted average remaining requisite service period of the unvested awards was 16 months. The total fair value of awards that vested during the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004 were $196,730, $69,800 and $0, respectively.
NOTE I — COMMITMENTS AND CONTINGENCIES:
     On December 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated December 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker (“Parker Agreement”). Mr. Parker’s employment was terminated following ten days written notice to Mr. Parker of the Company’s intent to discharge him for cause as a result of violations of the Parker Agreement. Written notice of termination was communicated to Mr. Parker on December 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon Section 2.01(c) of the Parker Agreement, which provides for discharge for “any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so.” Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.
     On January 12, 2005, the Company instituted an arbitration proceeding against Mr. Parker with the American Arbitration Association in Dallas, Texas pursuant to the Parker Agreement seeking declaratory relief that Mr. Parker was not entitled to severance payments or any other further compensation from the Company. In addition, the Company was seeking compensatory damages, consequential damages and disgorgement of compensation paid to Mr. Parker under the Parker Agreement. On January 31, 2005, Mr. Parker filed claims against the Company for alleged defamation, alleged wrongful termination, and recovery of amounts allegedly due under the Parker Agreement. Mr. Parker had originally sought in excess of $10.7 million from the Company, including approximately (i) $7.0 million for severance payments plus accrued interest, (ii) $0.8 million in legal expenses, and (iii) $2.9 million in other alleged damages.
     On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration. The total amount is to be paid within six months, beginning with an initial payment of $100,000 on September 25, 2006 (the “Initial Payment Date”). Additional amounts are to be paid as follows: $200,000 payable 45 days after the Initial Payment Date; $150,000 payable 75 days after the Initial Payment Date; and payments of $100,000 on each of the 105th, 135th, and 165th day after the Initial Payment Date. The remaining amount of approximately $2,050,000 is to be paid within 180 days of the Initial Payment Date. All payments under the Settlement Agreement would automatically and immediately become due upon any sale-leaseback transaction involving our corporate headquarters office and distribution facility. The Company has accrued the full amount of the settlement payments as of June 25, 2006.
     On April 22, 2005, the Company provided PepsiCo, Inc. (“PepsiCo”) written notice of PepsiCo’s breach of the beverage marketing agreement the parties had entered into in May 1998 (the “Beverage Agreement”). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005 the parties entered into a “standstill” agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.
     The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company’s April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a Petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the Petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo seeks damages of approximately $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned. The Company has filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damage for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company’s account.
     The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees. This matter is set for trial beginning on May 7, 2007. No accrual for such amounts has been made as of June 25, 2006 regarding the PepsiCo litigation.
     On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.
     Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of June 25, 2006.
     On April 30, 1998, Mid-South Pizza Development, Inc. (“Mid-South”) entered into a promissory note whereby, among other things, Mid-South borrowed $1,330,000 from a third party lender (the “Loan”) with the Company acting as the guarantor. The proceeds of the Loan, less transaction costs, were used by Mid-South to purchase area developer rights from the Company for certain counties in Kentucky and Tennessee. Effective December 28, 2003, the Company reacquired all such area development rights from Mid-South. The Company paid approximately $963,000 for these rights of which $682,000 was a cash payment, and a non-cash settlement of accounts receivable of approximately $281,000. A long-term asset was recorded for the same amount. Restaurants operating or developed in the reacquired territory will now pay all royalties and franchise fees directly to Pizza Inn, Inc. The asset will be amortized over the life of the asset, which is estimated to be approximately five years.
     The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. With the possible exception of the matters set forth above, management believes that any such claims and actions currently pending against us are either covered by insurance or would not have a material adverse effect on the Company’s annual results of operations or financial condition if decided in a manner that is unfavorable to us.
NOTE J — RELATED PARTIES:
     Two directors of the Company are franchisees.
     One of the director franchisees, Bobby Clairday, currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.5%, 6.3%, and 6.0% of the Company’s total food and supply sales in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.5%, 3.4%, and 3.2% of the Company’s total franchise revenues in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. As of June 25, 2006 and June 26, 2005, his accounts and note payable to the Company were $442,000 and $898,000, respectively. These restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco.
     The other director franchisee, Ramon Phillips, currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4%, 0.4%, and 0.5% of the Company’s total food and supply sales in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. Royalties from this franchisee comprised 0.4%, 0.5%, and 0.5% of the Company’s total franchise revenues in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. As of June 25, 2006 and June 26, 2005, his accounts payable to the Company were $10,000 and $39,000, respectively. This restaurant pays royalties to the Company and purchases a majority of its food and supplies from Norco.
     The Company believes that the above transactions were at the same prices and on the same payment terms available to non-related parties, with one exception. This exception relates to the enforcement of the personal guarantee by Mr. Clairday of the debt of a franchisee of which he is the President and sole shareholder. In addition to normal trade receivables, the Company claimed that the franchisee, Advance Food Services, Inc., owed the Company approximately $339,000, representing debt incurred by Advance Foods, Inc. for royalty and advertising fee payments and Norco product deliveries during a period in 1996 and 1997 following Mr. Clairday’s sale of that company to unrelated third parties and prior to his reacquisition of the company in 1997 (“Advance Foods Debt”). Mr. Clairday had guaranteed payment of approximately $236,000 of the Advance Foods Debt (“Guaranteed Amount”). During fiscal 2005 the Company applied against the Guaranteed Amount of the Advance Foods Debt approximately $7,250 in board fees due Mr. Clairday, and on June 20, 2006 the Company and Mr. Clairday entered into a settlement agreement whereby Mr. Clairday paid the Company the remaining balance of the Guaranteed Amount. In the fourth quarter of 2006 the Company recognized a bad debt provision to related party accounts receivable of approximately $76,000, representing the amount of the Advance Foods Debt either in dispute or not guaranteed by Mr. Clairday. The full amount of the provision was written off as uncollectible at that time.
     In October 1999, the Company also loaned $557,056 to then Chief Operating Officer Ronald W. Parker in the form of a promissory note due in June 2004 to acquire 200,000 shares of the Company’s common stock through the exercise of vested stock options previously granted to him in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders’ equity. As of June 27, 2004, the note balance was paid in full.
     In July 2000, the Company loaned $302,581 to Ronald W. Parker in the form of a promissory note due in June 2004, in conjunction with a cash payment of $260,000 from Mr. Parker, to acquire 200,000 shares of the Company’s common stock through the exercise of vested stock options previously granted in 1995 by the Company. The note bore interest at the same floating interest rate the Company pays on its revolving credit line with Wells Fargo and was collateralized by certain real property and existing Company stock owned by Ronald W. Parker. The note was reflected as a reduction to shareholders’ equity. As of June 27, 2004, the note balance was paid in full.
NOTE K — EARNINGS PER SHARE:
     The Company computes and presents earnings per share (“EPS”) in accordance with SFAS 128, “Earnings Per Share.” Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.
     The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year Ended June 25, 2006
BASIC EPS
Income (Loss) Available to Common Shareholders	$(5,989)	10,123	$(0.59)
DILUTED EPS
Income (Loss) Available to Common Shareholders & Potentially Dilutive Securities	$(5,989)	10,123	$(0.59)

Year Ended June 26, 2005
BASIC EPS
Income Available to Common Shareholders	$204	10,105	$0.02
Effect of Dilutive Securities — Stock Options		37

DILUTED EPS
Income Available to Common Shareholders & Potentially Dilutive Securities	$204	10,142	$0.02

Year Ended June 27, 2004
BASIC EPS
Income Available to Common Shareholders	$2,243	10,076	$0.22
Effect of Dilutive Securities — Stock Options		41

DILUTED EPS
Income Available to Common Shareholders & Potentially Dilutive Securities	$2,243	10,117	$0.22

     Options to purchase 120,858 shares of common stock at exercise prices ranging from $2.85 to $5.00 per share were outstanding at June 25, 2006 but were not included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss. Options to purchase 206,958 and 391,650 shares of common stock during fiscal years 2005 and 2004, respectively, were not included in the computation of diluted EPS because the option’s exercise price was greater than the average market price of the common share.
NOTE L — SUBSEQUENT EVENTS:
     On August 14, 2006, the Company and Wells Fargo entered into the Forbearance Agreement, under which Wells Fargo agreed to forbear until October 1, 2006 from exercising its rights and remedies as a result of the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,250,000 at any one time.
     On August 28, 2006, the Company entered into agreements with The SYGMA Network, Inc. (“SYGMA”) and The Institutional Jobbers Company (“IJ”) to provide warehousing and delivery of food and restaurant supplies to the Company’s franchisee and Company-operated restaurants. Pursuant to the distribution service agreements, under which services will begin on November 1, 2006, (i) SYGMA, a subsidiary of SYSCO Corporation, will distribute to the Pizza Inn restaurants in Arkansas, Missouri, New Mexico, Oklahoma, South Dakota and Texas, and (ii) IJ will distribute to the Pizza Inn restaurants in Alabama, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, and Virginia.
     On August 28, 2006, SYGMA and the Company also entered into a 35-month lease agreement at market rates for SYGMA’s lease of the Company’s 102,000 square foot warehouse and distribution facility in The Colony, Texas commencing on November 1, 2006. SYGMA and the Company have also entered into a 1-month access agreement at market rates providing SYGMA access to the facility commencing on October 1, 2006. During the term of the lease SYGMA will provide its distribution services for the Company from that facility. In connection with its use of the facility, SYGMA and the Company have entered into agreements for SYGMA to purchase or assume leases for certain of the Company’s assets used in connection with the operation of the facility and the performance of distribution services, including certain refrigerated trailers currently operating as a part of the distribution fleet of the Company’s operating division, Norco Restaurant Services Company. IJ has indicated that it may elect to purchase or assume leases for certain other refrigerated trailers.
     On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.
     Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made.
     On September 24, 2006, the Company and Mr. Parker, our former President and Chief Executive Officer, entered into the Settlement Agreement relating to the Parker Arbitration. Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, as described in Note I.
NOTE M — SEGMENT REPORTING:
     The Company has two reportable operating segments as determined by management using the “management” approach as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (1) Food and Equipment Sales and Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of nonrecurring items.
     The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to Company-owned restaurants. Inter-segment revenues consist of sales to the company-owned restaurants. Assets for this segment include equipment, furniture and fixtures.
     The Franchise and Other segment include income from royalties, license fees and area development and foreign master license sales. The Franchise and Other segment include the company-owned restaurants, which are used as prototypes and training facilities. Assets for this segment include equipment, furniture and fixtures for the company restaurants.
     Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office. All assets are located within the United States.

     Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, income tax expense, capital expenditures and assets for the Company’s reportable segments for the years ended June 25, 2006, June 26, 2005, and June 27, 2004 (in thousands):

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
Net sales and operating revenues:
Food and equipment distribution	$44,202	$49,161	$53,072
Franchise and other	6,257	6,108	6,916
Gain on sale of assets	149	—	—
Inter-segment revenues	10,013	228	640

Combined	60,621	55,497	60,628
Less inter-segment revenues	(10,013)	(228)	(640)

Consolidated revenues	$50,608	$55,269	$59,988

Depreciation and amortization:
Food and equipment distribution	$520	$516	$575
Franchise and other	364	281	181

Combined	884	797	756
Corporate administration and other	330	346	377

Depreciation and amortization	$1,214	$1,143	$1,133

Interest expense:
Food and equipment distribution	$439	$329	$365
Franchise and other	3	3	4

Combined	442	332	369
Corporate administration and other	345	258	244

Interest expense	$787	$590	$613

Operating income (loss):
Food and equipment distribution (1)	$(994)	$614	$3,066
Franchise and other (1)	(257)	2,240	2,319
Inter-segment profit	182	91	170

Combined	(1,069)	2,945	5,555
Less inter-segment profit	(182)	(91)	(170)
Corporate administration and other	(5,767)	(2,495)	(1,737)

Income (loss) before taxes	$(7,018)	$359	$3,648

Income tax provision (benefit):
Food and equipment distribution	$(146)	$265	$1,231
Franchise and other	(38)	967	781

Combined	(184)	1,232	2,012
Corporate administration and other	(845)	(1,077)	(607)

Income tax expense	$(1,029)	$155	$1,405

(1)	Does not include full allocation of corporate administration

	Year Ended
	June 25,	June 26,	June 27,
	2006	2005	2004
Capital Expenditures:
Food and equipment distribution	$53	$353	$161
Franchise and other	2,063	327	1,159

Combined	2,116	680	1,320
Corporate administration and other	111	73	17

Consolidated capital expenditures	$2,227	$753	$1,337

Assets:
Food and equipment distribution	$10,691	$8,653	$12,186
Franchise and other	1,948	1,941	1,280

Combined	12,639	10,594	13,466
Corporate administration and other	6,362	9,661	7,440

Consolidated assets	$19,001	$20,255	$20,906

Geographic Information (Revenues):
United States	$49,425	$54,059	$58,569
Foreign countries	1,183	1,210	1,419

Consolidated total	$50,608	$55,269	$59,988

NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
     The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 25, 2006 and June 26, 2005 (in thousands, except per share amounts):

	Quarter Ended
	September 25,	December 25,	March 26,	June 25,
	2005	2005	2006	2006
Fiscal Year 2006
Revenues	$12,853	$12,753	$12,845	$12,157

Gross profit	394	460	418	626

Net loss	(490)	(601)	(477)	(4,421)

Basic loss per share	(0.05)	(0.06)	(0.05)	(0.43)

Diluted loss per share	(0.05)	(0.06)	(0.05)	(0.43)

	Quarter Ended
	September 26,	December 26,	March 27,	June 26,
	2004	2004	2005	2005
Fiscal Year 2005
Revenues	$14,421	$13,768	$13,401	$13,679

Gross profit	884	823	841	942

Net Income (loss)	285	51	(20)	(112)

Basic earnings per share on net income (loss)	0.03	0.01	—	(0.01)

Diluted earnings per share on net income (loss)	0.03	0.01	—	(0.01)
     In the fourth quarter of 2006, the Company incurred an impairment of $152,000 to the goodwill related to the Company-owned restaurants and an impairment of $1,166,000 to the equipment and improvements related to the two Company-owned Buffet Units in the Houston, Texas market and one Company-owned Delco Unit in Little Elm, Texas. The impairments were recognized due to the underperformance of the Company-owned restaurants and the Company’s determination that it is more likely than not that the Company-owned restaurants in Houston, Texas and Little Elm, Texas will be sold prior to the end of their useful lives. In addition, the Company incurred a $125,000 expense related to the write-off of capitalized software development costs associated with a proprietary on-line ordering system that was under development for the Company by a third party and that had been intended to serve as an ordering and communication platform for franchisees placing orders with Norco. The system was never fully developed or implemented and the Company’s decision to terminate the development contract and suspend system implementation was primarily a factor of the Company’s decision to outsource certain distribution services to third party providers. The Company also accrued an expense of $20,000 to terminate a service agreement related to the online-ordering system.
     In the fourth quarter of fiscal 2006, the Company also incurred the following pre-tax items: (i) a bad debt provision of $201,000 related to accounts receivable from franchisees, (ii) a reduction in compensation expense of $126,000 due to a change in the estimate for bonus accrual, and (iii) a reduction of state tax expense of $109,000 and its related accrual due to a change in estimated state taxes.
     On September 24, 2006, the Company and Mr. Parker, our former President and Chief Executive Officer, entered into the Settlement Agreement relating to the Parker Arbitration. Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, as described in Note I. Settlement payments of $2,800,000 were accrued in the fourth quarter of 2006.
SCHEDULE II
PIZZA INN, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Recovered		Balance
	beginning	cost and	cost and		at end
	of period	expense	expense	Deductions	of period
Allowance for doubtful accounts and notes receivable

Year Ended June 25, 2006	$371	$301	$(11)	$(337)	$324

Year Ended June 26, 2005	$372	$30	$—	$(31)	$371

Year Ended June 27, 2004	$916	$35	$(264)	$(315)	$372

Valuation allowance for deferred tax asset

Year Ended June 25, 2006	$116	$1,448	$—	$—	$1,564

Year Ended June 26, 2005	$137	$—	$—	$(21)	$116

Year Ended June 27, 2004	$153	$—	$—	$(16)	$137
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There are no events to report under this item.
ITEM 9A. CONTROLS AND PROCEDURES.
     The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s management has evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report. In connection with this evaluation, management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, identified the deficiencies in disclosure controls and procedures described below, which in aggregate are considered a material weakness in financial reporting. Based on this evaluation, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that disclosure controls and procedures were not effective as of the end of the period covered by this report, primarily as a result of certain accounting errors being identified by management and BDO Seidman LLP, which were researched and appropriately adjusted in the financial statements by management. The Company has implemented, and is implementing, the measures described below and believes that these measures will remediate the identified deficiencies and improve the effectiveness of the Company’s disclosure controls and procedures.
     Deficiencies in The Company’s Disclosure Controls and Procedures
     The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures existed as of June 25, 2006:
•	We experienced significant turnover in our accounting staff, including in the positions of chief financial officer and controller, during the fiscal year ended June 25, 2006.

•	We did not have sufficient staff-level personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for certain non-routine business matters.

•	As a result of accounting staff turnover and unfilled staff and management positions, including the positions of chief financial officer and controller, certain remaining personnel were temporarily assigned responsibilities for which they did not have adequate training or experience.
     Remediation for Identified Deficiencies Disclosure Controls and Procedures
     Subsequent to management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report and as a result of, and in response to, the deficiencies identified in connection with the evaluation, the Company implemented, and/or is in the process of implementing, the following measures in an effort to improve the effectiveness of disclosure controls and procedures and to remediate the material deficiencies described above:
•	The Company has initiated a search for a qualified individual to serve as its permanent Chief Financial Officer;
•	The Company is evaluating the need for additional qualified accounting and finance personnel to appropriately staff the accounting and finance departments, including a qualified individual to support the financial accounting and reporting functions. The hiring process is not complete and the Company is continuing to assess staffing needs. Currently, the existing staff is addressing application of accounting principles generally accepted in the United States of America. The Company is considering application of additional resources and improvements to the documentation of job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of additional personnel.
•	The Company has revised its processes, procedures and documentation standards relating to accounting for non-routine business matters;
•	The Company has redesigned existing training and will require additional training for accounting staff;
•	The Company will require continuing education for accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices;
•	The Company is considering, and will consider, additional measures, and will alter the measures described above, in an effort to remediate the identified deficiencies.

     Several of the remediation measures described above may take time to fully implement and may not immediately improve the effectiveness of disclosure controls and procedures. As of the filing of this report, the Company had not fully implemented the measures described above. Although the Company believes that the measures implemented to date have improved the effectiveness of disclosure controls and procedures, documentation and testing of the corrective processes and procedures relating thereto have not been completed. Accordingly, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that disclosure controls and procedures may not yet be effective as of the filing of this report. The Company may still have certain deficiencies in disclosure controls and procedures as of the filing of this report.
     Except for certain of the remediation measures described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     There is no information required to be disclosed under this item.
PART III
     The information required by this Item will be incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s next annual meeting of shareholders, which is expected to be held in December 2006.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1.	The financial statements filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

	2.	The financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

3.	Exhibits:
3.1	Amended and Restated By-Laws

3.2	Restated Articles of Incorporation

10.1	Construction Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.2	Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Item 10.3 to Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.3	Third Amended and Restated Loan Agreement dated January 22, 2003 but effective December 29, 2002, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.1 to Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).

10.4	Sixth Amended and Restated Revolving Credit Note Agreement dated January 22, 2003 but effective as of December 29, 2002, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference.)

10.5	First Amendment to Third Amended and Restated Loan Agreement dated April 22, 2004 but effective as of March 28, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.1 to Form 10-Q for the fiscal quarter ended March 28, 2004 and incorporated herein by reference).

10.6	Seventh Amended and Restated Revolving Credit Note Agreement dated April 22, 2004 but effective as of March 28, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended March 28, 2004 and incorporated herein by reference).

10.7	Second Amendment to Third Amended and Restated Loan Agreement and Amendment to Real Estate Note dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended March 27, 2005 and incorporated herein by reference).

10.8	Eighth Amended and Restated Revolving Credit Note Agreement dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item 10.3 to Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).

10.9	Third Amendment to Third Amended and Restated Loan Agreement and Second Amendment to Real Estate Note dated August 29, 2005 but effective as of June 26, 2005, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 1.01 to Form 8-K on August 29, 2005 and incorporated herein by reference).

10.10	Ninth Amended and Restated Revolving Credit Note Agreement dated August 29, 2005 but effective as of June 26, 2005, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 1.01 to Form 8-K on August 29, 2005 and incorporate herein by reference).

10.11	Employment Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.4 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference). *

10.12	Non-Qualified Stock Option Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.5 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).*

10.13	2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Item 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.14	2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Item 10.26 to Form 10-K.for the fiscal year ended June 26, 2005 and incorporated herein by reference)*

10.15	Warehouse Lease Agreement dated August 25, 2006 between the Company and The SYGMA Network.

10.16	Compromise and Settlement Agreement dated September 24, 2006 between the Company and Ronald W. Parker.

21.0	List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

*     Denotes a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2006	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Interim Chief Financial Officer Treasurer (Principal Accounting Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date

/s/ Mark E. Schwarz	October 9, 2006

Mark E. Schwarz
Director and Chairman of the Board

/s/ Ramon D. Phillips	October 9, 2006

Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Bobby L. Clairday	October 9, 2006

Bobby L. Clairday
Director

/s/ John D. Harkey, Jr.	October 9, 2006

John D. Harkey, Jr.
Director

/s/ Robert B. Page	October 9, 2006

Robert B. Page
Director

/s/ Steven J. Pully	October 9, 2006

Steven J. Pully
Director

/s/ Tim P. Taft	October 9, 2006

Tim P. Taft
President and Chief Executive Officer
(Principal Executive Officer)
Director