Form 10-Q
period 2006-09-24
PIZZA INN INC /MO/
filed 2006-11-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-12919
PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3551 Plano Parkway
The Colony, Texas 75056
(Address of principal executive offices) (Zip Code)
(469) 384-5000
(Registrant’s telephone number,
including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes  ☐     No  ☑
          As of November 1, 2006, 10,138,494 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2006	2005
REVENUES:
Food and supply sales	$10,388	$11,308
Franchise revenue	1,189	1,180
Restaurant sales	370	218
Gain on sale of assets	10	147
Other Income	33	—

	11,990	12,853

COSTS AND EXPENSES:
Cost of sales	10,178	11,093
Franchise expenses	672	808
General and administrative expenses	1,591	1,590
Provision for litigation costs	410	—
Interest expense	200	169

	13,051	13,660

LOSS BEFORE INCOME TAXES	(1,061)	(807)

Benefit for income taxes	—	(317)

NET LOSS	$(1,061)	$(490)

Basic loss per common share	$(0.10)	$(0.05)

Diluted loss per common share	$(0.10)	$(0.05)

Weighted average common shares outstanding	10,138	10,108

Weighted average common and potential dilutive common shares outstanding	10,138	10,108

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	September 24,	September 25,
	2006	2005
Net loss	$(1,061)	$(490)
Interest rate swap (loss) gain — (net of tax expense of $0 and $29, respectively)	(34)	55

Comprehensive loss	$(1,095)	$(435)

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 24,	June 25,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$184	$184
Accounts receivable, less allowance for doubtful accounts of $326 and $324, respectively	2,272	2,627
Accounts receivable — related parties	412	452
Notes receivable, current portion, less allowance	43	52
Inventories	1,710	1,772
Assets held for sale	10,664	—
Current deferred income tax asset	1,138	1,145
Prepaid expenses and other	228	299

Total current assets	16,651	6,531

LONG-TERM ASSETS
Property, plant and equipment, net	1,091	11,921
Non-current notes receivable	18	20
Re-acquired development territory, net	383	431
Deposits and other	115	98

	$18,258	$19,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$2,079	$2,217
Accrued litigation expenses	3,110	2,800
Other accrued expenses	2,247	1,991
Current portion of long-term debt	7,936	8,044

Total current liabilities	15,372	15,052

LONG-TERM LIABILITIES
Other long-term liabilities	427	437

	15,799	15,489

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 26,000,000 shares; issued 15,090,319 and 15,090,319 shares, respectively; outstanding 10,138,494 and 10,138,494 shares, respectively	151	151
Additional paid-in capital	8,468	8,426
Retained earnings	13,532	14,593
Accumulated other comprehensive loss	(48)	(14)
Treasury stock at cost
Shares in treasury: 4,951,825 and 4,951,825, respectively	(19,644)	(19,644)

Total shareholders’ equity	2,459	3,512

	$18,258	$19,001

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,061)	$(490)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	311	276
Deferred rent expense	2	31
Stock compensation expense	42	103
Litigation expense accrual	410	—
Gain on sale of assets	(10)	(157)
Deferred revenue	112	38
Deferred income tax on stock compensation expense	—	(35)
Changes in operating assets and liabilities (net of businesses acquired):
Notes and accounts receivable	406	342
Inventories	62	(369)
Accounts payable — trade	(138)	540
Accrued expenses	30	(163)
Prepaid expenses and other	51	(111)

Cash provided by operating activities	217	5

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	10	474
Capital expenditures	(94)	(347)

Cash (used for) provided by investing activities	(84)	127

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(25)	—
Change in line of credit, net	(6)	(46)
Repayments of long-term bank debt	(102)	(102)
Proceeds from exercise of stock options	—	22

Cash used for financing activities	(133)	(126)

Net increase in cash and cash equivalents	—	6
Cash and cash equivalents, beginning of period	184	173

Cash and cash equivalents, end of period	$184	$179

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2006	2005
CASH PAYMENTS FOR:

Interest	$200	$165

NON CASH FINANCING AND INVESTING ACTIVITIES:

(Loss) gain on interest rate swap	$(27)	$84
See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company’s audited condensed consolidated financial statements in its Form 10-K for the fiscal year ended June 25, 2006. Certain prior year amounts have been reclassified to conform with current year presentation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods. All adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

(2)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All appropriate inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with current year presentation.

Fiscal Year

The Company’s fiscal first quarter ends on the last Sunday in September. Fiscal first quarters ended September 24, 2006 and September 25, 2005 both contained 13 weeks.

Revenue Recognition

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.

Use of Management Estimates

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

(3)	The Company entered into an amendment to it existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that will expire October 1, 2007, replacing a

$3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in the first quarter of fiscal 2007 was higher than the rate structure described above due to the events of default described below. As of September 24, 2006 and September 25, 2005, the variable interest rates were 10.25% and 7.25%, respectively, using a Prime interest rate basis. Amounts outstanding under the Revolving Credit Agreement as of September 24, 2006 and June 25, 2006 were $1.7 million on both dates. Property, plant and equipment, inventory and accounts receivable of the Company have been pledged for the Revolving Credit Agreement.

The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. Amounts outstanding under the Term Loan Agreement as of September 24, 2006 and June 25, 2006 were $6.2 million and $6.3 million, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.

On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005, the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Revolving Credit Agreement. As a result of the continuing event of default, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement were reclassified as a current liability on the Company’s balance sheet since that date.

On November 28, 2005, Wells Fargo notified the Company that, as a result of the default, Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.

On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,250,000 at any one time.

On October 13, 2006, Wells Fargo provided written notice of acceleration to the Company that, as a result of the expiration of the Forbearance Agreement and the Company’s existing defaults under the Revolving Credit Agreement and Term Loan Agreement, Wells Fargo elected to terminate the Revolving Credit Commitment (as defined in the Term Loan Agreement) and immediately accelerate and call due and payable all unpaid principal and accrued interest under the Notes (as defined in the Term Loan Agreement), along with all other unpaid obligations.

On October 19, 2006, the Company received a proposed commitment letter from Newcastle Partners, L.P. (“Newcastle”) to provide the Company with a letter of credit in the amount of $1.5 million subject to certain conditions, including the execution of a new forbearance agreement with Wells Fargo. Newcastle is the Company’s largest shareholder, owning approximately 41% of the Company’s outstanding shares, and two of its officers are members of the Company’s board of directors.

On November 5, 2006, the Company and Wells Fargo entered into a Supplemental Limited Forbearance Agreement (the “Supplemental Forbearance Agreement”), under which Wells Fargo agreed to forbear until December 28, 2006 (the “Supplemental Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, subject to the conditions described below. Under the Supplemental Forbearance Agreement, Wells Fargo also agreed to fund additional advances on the Revolving Credit Loans during the Supplemental Forbearance Period, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,020,000 at any one time, which amount shall not be reduced by a $230,000 letter of credit issued to one of the Company’s insurers.

The commencement of the Supplemental Forbearance Period is conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle (the “Newcastle L/C”). If the Newcastle L/C is not received by November 13, 2006 then the Supplemental Forbearance Agreement will terminate. If the Newcastle L/C is issued by that date then the Company anticipates entering into agreement to pay to Newcastle an initial fee of $15,000 plus the reimbursement of Newcastle’s out-of-pocket expenses related to this matter. If the Newcastle L/C is issued then the Company also anticipates entering into agreements with Newcastle to provide that if the Newcastle L/C is drawn on then it will be evidenced by a $1.5 million note issued to Newcastle that will accrue interest at a rate equal to Prime plus an interest rate margin of 5.00%. The Newcastle L/C may be drawn on by Wells Fargo to pay down the Company’s outstanding debt if there are certain new events of default during the Supplemental Forbearance Period or if the Supplemental Forbearance Period expires and is not extended before the Company’s obligations to Wells Fargo are paid in full. The Company’s payment obligations under the note are anticipated to be secured by a security agreement granting Newcastle an interest in certain of the Company’s tangible and intangible assets, which will be subordinate to Wells Fargo’s security interests in such assets under the Term Loan Agreement and the Revolving Credit Agreement.

While no assurances can be provided that adequate financing will be available through an agreement with Wells Fargo or any other lender, the Company has entered into a sale-leaseback transaction (described below) to monetize the value in its corporate headquarters and distribution facility, and which the Company believes will provide the liquidity necessary to meet currently known obligations as they come due. The majority of the Company’s current debt was incurred to fund the construction of the headquarters office and distribution facility, and the Company believes that the market value of those real estate assets is in excess of its current indebtedness.

On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Agreement, the

Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a lease agreement with Vintage for the corporate office building (the “Office Lease”). The initial term of the Office Lease is ten years and the annual rent is at market rates. The sale is expected to close on or about December 19, 2006 subject to certain conditions, including satisfactory completion by Vintage of its due diligence investigation. Vintage may terminate the Agreement during the due diligence period without penalty.

The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap’s notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately. At September 24, 2006, there was no hedge ineffectiveness. At September 24, 2006, the estimated fair value of the interest rate swap was a liability of $48,200.

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

On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration. The total amount is to be paid within six months, beginning with an initial payment of $100,000 on September 25, 2006 (the “Initial Payment Date”). Additional amounts are to be paid as follows: $200,000 payable 45 days after the Initial Payment Date; $150,000 payable 75 days after the Initial Payment Date; and payments of $100,000 on each of the 105th, 135th, and 165th day after the Initial Payment Date. The remaining amount of approximately $2,050,000 is to be paid within 180 days of the Initial Payment Date. All payments under the Settlement Agreement would automatically and immediately become due upon any sale-leaseback transaction involving our corporate headquarters office and distribution facility. The Company has accrued the full amount of the remaining settlement payments as of September 24, 2006 and June 25, 2006.

(5)	On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, (“Akin Gump”) and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements, which, in the opinion of the Company’s current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay, and that, if paid, could have exposed the Company to significant financial liability which could have had a material adverse effect on the Company’s financial position. This matter is in its preliminary stages, and the Company is unable to provide any meaningful analysis, projections or expectations at this time regarding the outcome of this matter. However, the Company believes that its claims against Akin Gump and Mr. Menges are well founded and intends to vigorously pursue all relief to which it may be entitled.

(6)	On April 22, 2005, the Company provided PepsiCo, Inc. (“PepsiCo”) written notice of PepsiCo’s breach of the beverage marketing agreement the parties had entered into in May 1998 (the “Beverage Agreement”). In the notice, the Company alleged that PepsiCo had not complied with the terms of the Beverage Agreement by failing to (i) provide account and equipment service, (ii) maintain and repair fountain dispensing equipment, (iii) make timely and accurate account payments, and by providing to the Company beverage syrup containers that leaked in storage and in transit. The notice provided PepsiCo 90 days within which to cure the instances of default. On May 18, 2005, the parties entered into a “standstill” agreement under which the parties agreed to a 60-day extension of the cure period to attempt to renegotiate the terms of the Beverage Agreement and for PepsiCo to complete its cure.

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

The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo’s allegations are without merit and the Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees, and such an adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. Due to the potential that the Company may incur a loss to conclude this matter, as of September 24, 2006 the Company has accrued a $410,000 expense for its potential liability regarding this matter, which is based on management’s estimate of a likely outcome of the litigation. However, due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, the Company’s actual liability for this matter may differ significantly from this accrual amount. This matter is set for trial beginning on May 7, 2007.

(7)	On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of September 24, 2006.

(8)	The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 24, 2006 BASIC EPS
Loss Available to Common Shareholders	$(1,061)	10,138	$(0.10)
DILUTED EPS
Income Available to Common Shareholders & Assumed Conversions	$(1,061)	10,138	$(0.10)

Three Months Ended September 25, 2005 BASIC EPS
Loss Available to Common Shareholders	$(490)	10,108	$(0.05)
DILUTED EPS
Income Available to Common Shareholders & Assumed Conversions	$(490)	10,108	$(0.05)

Options to purchase shares of common stock were not included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss in both the current and prior quarters.

(9)	The Company had $10.7 million and $0 of assets classified as assets held for sale as of September 24, 2006 and June 25, 2006, respectively. As of September 24, 2006, $10.4 million of such amount represents the net book value of the Company’s headquarters office, distribution facility, and warehouse and distribution equipment to be sold as part of the Company’s decision to outsource distribution services and sell the Company’s headquarters office and distribution facility. Of this amount, $10.1 million represents land and buildings and $0.3 million represents equipment. The remaining $0.3 million of assets held for sale as of September 24, 2006 represents the net book value of the Company-owned restaurant located in Little Elm, Texas.

On October 20, 2006, the Company entered into an agreement to sell its headquarters office and distribution facility. On August 28, 2006, the Company entered into an agreement to sell certain of its warehouse equipment to The SYGMA Network. The remaining assets held for sale are currently being actively marketed for sale. For those asset groups classified as held for sale, each asset group is valued at the lower of its carrying amount or estimated fair value less cost to sell.

(10)	Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 24, 2006 and September 25, 2005 (in thousands). Operating profit and loss excludes gains on sale of assets, interest expense, and income tax provision.

	September 24,	September 25,
	2006	2005
Net sales and operating revenues:
Food and equipment distribution	$10,388	$11,308
Franchise and other	1,559	1,398
Other	43	147
Intersegment revenues	150	20

combined	12,140	12,873

Less intersegment revenues	(150)	(20)

Consolidated revenues	$11,990	$12,853

Depreciation and amortization:
Food and equipment distribution	$126	$131
Franchise and other	93	67

combined	219	198
Corporate administration and other	92	78

Depreciation and amortization	$311	$276

Interest expense:
Food and equipment distribution	$108	$94
Franchise and other	—	1

combined	108	95
Corporate administration and other	92	74

Interest expense	$200	$169

Operating (loss) income:
Food and equipment distribution (1)	$(273)	$(214)
Franchise and other (1)	388	240
Intersegment profit	35	18

combined	150	44
Less intersegment profit	(35)	(18)
Corporate administration and other	(986)	(811)

Operating loss	$(871)	$(785)

Geographic information (revenues):
United States	$11,528	$12,535
Foreign countries	462	318

Consolidated total	$11,990	$12,853

(1)	Does not include full allocation of corporate administration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 25, 2006 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, may be set forth below under the heading “Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Results of Operations
Overview
          We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name “Pizza Inn”. Our distribution division is Norco Restaurant Services Company (“Norco”). At September 24, 2006, there were 369 domestic and international Pizza Inn restaurants, consisting of three Company-owned restaurants and 366 franchised restaurants. The 293 domestic restaurants consisted of: (i) 175 buffet restaurants (“Buffet Units”) that offer dine-in, carry-out, and, in many cases, delivery services; (ii) 48 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 70 express units (“Express Units”) typically located within a convenience store, college campus building, airport terminal, or other commercial facility that offers quick carry-out service from a limited menu. The 293 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. The 76 international restaurants were located in 9 foreign countries.
          Diluted loss per common share increased to ($0.10) from ($0.05) for the three month period ended September 24, 2006 compared to the comparable period in the prior year. Net loss for the three month period ended September 24, 2006 increased $571,000 to ($1,061,000) from ($490,000) for the comparable period in the prior year, on revenues of $11,990,000 in the current fiscal year and $12,853,000 in the prior fiscal year. Pre-tax loss for the three month period ended September 24, 2006 compared to the comparable period in the prior year increased by $254,000 primarily due to a $410,000 expense accrual related to the Company’s potential liability regarding its litigation with PepsiCo and an 8% reduction in food and supply sales. This increase in pre-tax loss was partially offset by a reduction of stock compensation expense of $61,000 and a reduction of franchise expenses of $136,000.

          Management believes that key performance indicators in evaluating financial results include domestic chainwide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	September 24,	September 25,
	2006	2005
Domestic retail sales Buffet Units (in thousands)	$28,616	$30,305
Domestic retail sales Delco Units (in thousands)	$3,346	$3,464
Domestic retail sales Express Units (in thousands)	$1,959	$2,311

Average number of domestic Buffet Units	177	193
Average number of domestic Delco Units	50	52
Average number of domestic Express Units	69	70
Revenues
          Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chainwide retail sales, which are driven by changes in same store sales and restaurant count.
Food and Supply Sales
          Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended September 24, 2006 decreased 8%, or $920,000, to $10,388,000 from $11,308,000 compared to the comparable period in the prior year. The decrease in revenues for the three month period ended September 24, 2006 compared to the three month period ended September 25, 2005 is primarily due to a decline of 6% in overall domestic chainwide retail sales and the impact of cheese price decreases, which combined to negatively impact Norco product sales by approximately $970,000. In addition, sales of restaurant-level marketing materials decreased $121,000. These decreases were offset slightly by increased international food and supply sales, equipment sales, and fuel surcharges.
Franchise Revenue
          Franchise revenue, which includes income from royalties, franchise fees and foreign master license sales, increased 1%, or $9,000, to $1,180,000 from $1,189,000 for the three month period ended September 24, 2006 compared to the comparable period in the prior year. Domestic royalties decreased due to lower chainwide retail sales but were offset by increased international royalties and franchise fees. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	September 24,	September 25,
	2006	2005
Domestic royalties	$1,010	$1,085
International royalties	102	87
International franchise fees	28	—
Domestic franchise fees	49	8

Franchise revenue	$1,189	$1,180

Restaurant Sales
          Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 70%, or $152,000, to $370,000 from $218,000 for the three month period ended September 24, 2006 compared to the comparable period of the prior year due to the opening of three additional Company-owned restaurants. The following chart details the revenues from Company-owned restaurants (in thousands):

	Three Months Ended
	September 24,	September 25,
	2006	2005
Bufft Units	$370	$136
Delco Unit	—	82

Restaurant sales	$370	$218

Costs and Expenses
Cost of Sales
          Cost of sales decreased 8%, or $915,000, to $10,178,000 from $11,093,000 for the three-month period ended September 24, 2006 compared to the comparable period in the prior year. This decrease is primarily the result of lower food and supply sales resulting from lower retail sales. Cost of sales, as a percentage of sales for the three month period ended September 24, 2006, decreased to 95% from 96% from the comparable period in the prior year. This percentage decrease is primarily due to pre-opening expenses, including payroll, rent and utilities for the three new Company-owned restaurants under development last year. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel) and net increases or decreases in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with reasonable certainty. The Company’s decision to outsource certain of its warehouse management and delivery services for the distribution of food product to restaurants will likely result in a decreased cost of sales relative to recent trends because the aggregate fees paid to the third-party distributors are expected to be lower than the Company’s current cost structure to provide those same services.
Franchise Expenses
          Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs decreased 17%, or $136,000, for the three month period ended September 24, 2006 compared to the comparable period in the prior year. This decrease is primarily the result of lower payroll due to reduced staffing levels.

	Three Months Ended
	September 24,	September 25,
	2006	2005
Payroll	$536	$626
Tradeshows and contributions	—	37
Other	136	145

Franchise expenses	$672	$808

General and Administrative Expenses
          General and administrative expenses, including the provision for litigation costs, which is broken out separately in the statement of operations, increased 26%, or $411,000, to $2,001,000 from $1,590,000 for the three month period ended September 24, 2006 compared to the comparable period in the prior year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	September 24,	September 25,
	2006	2005
Payroll	$568	$570
Legal fees	540	615
Other professional fees	194	62
Provision for litigation costs	410	—
Other	247	240
Stock compensation expense	42	103

General and administrative expenses	$2,001	$1,590

          The legal fees for the three months ended September 24, 2006 are related to ongoing litigation and related matters described previously. The Company anticipates incurring relatively high legal fees until the outstanding litigation described in the footnotes to the financial statements is resolved, although the Company believes that it is unlikely that legal fees incurred in fiscal year 2007 will be higher than those incurred in fiscal year 2006. The provision for litigation costs for the three months ended September 24, 2006 represents management’s estimate of the Company’s potential liability related to the PepsiCo litigation, which is described in the footnotes to the financial statements. The increase in other professional fees for the three month period ended September 24, 2006 compared to the comparable period in the prior year includes increased audit fees and executive recruiting fees.
Interest Expense
          Interest expense increased 18%, or $31,000, to $200,000 from $169,000 for the three month period ended September 24, 2006 compared to the comparable period of the prior year due to higher interest rates for all outstanding debt and higher debt balances under the Revolving Credit Agreement.
Provision for Income Tax
          The benefit for income taxes decreased $317,000 for the three month period ended September 24, 2006 compared to the comparable period in the prior year. The benefit from the income tax provision was reduced by a valuation allowance of $386,000 for a reserve against its deferred tax asset for amounts that more likely than not will not be realized. The effective tax rate was 0% compared to 35% in the previous year. The change in the effective tax rate is primarily due to the valuation allowance recognized in the three month period ended September 24, 2006.
Restaurant Openings and Closings
          A total of seven new Pizza Inn franchise restaurants opened, including three domestic and four international, during the three month period ended September 24, 2006. Domestically, eleven restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or poor performance. Additionally, two international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because (i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal year 2006 and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant activity for the period ended September 24, 2006 compared to the comparable period in the prior year:
          Three months ending September 24, 2006

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	182	1	8	—	175
Delco Units	49	1	2	—	48
Express Units	70	1	1	—	70
International Units	74	4	2	—	76

Total	375	7	13	—	369

          Three months ending September 25, 2005

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	199	—	8	—	191
Delco Units	52	1	2	—	51
Express Units	73	—	2	—	71
International Units	74	5	7	—	72

Total	398	6	19	—	385

Liquidity and Capital Resources
          Cash flows from operating activities are generally the result of net loss adjusted for depreciation and amortization, changes in working capital, deferred revenue and provision for litigation costs. In the three month period ended September 24, 2006 the Company generated cash flows of $217,000 from operating activities as compared to $5,000 for the same period in the prior year.
          Cash flows from investing activities primarily reflect the Company’s capital expenditure strategy. For the three month period ended September 24, 2006, $84,000 cash was used by investing activities as compared to cash provided for investing activities of $127,000 for the comparable period in the prior year, which included proceeds from the sale of land in Prosper, Texas.
          Cash flows from financing activities generally reflect changes in the Company’s borrowings during the period, treasury stock transactions and exercise of stock options. Net cash used for financing activities was $133,000 for the three month period ended September 24, 2006 as compared to cash used for financing activities of $126,000 for the comparable period in the prior year.
          Management believes that the Company’s ability to carry back the significant majority of the net operating loss in fiscal year 2006 against prior taxes paid and the likelihood of recognizing a gain on the sale of real estate assets will allow the Company to fully realize the deferred tax asset, net of a valuation allowance of $1,950,000 primarily related to the Company’s recent history of pre-tax losses and the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The pre-tax loss recognized in the three month period ended September 24, 2006 will be carried forward against future taxable income.

          The Company entered into an amendment to it existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that will expire October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provides, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in the first quarter of fiscal 2007 was higher than the rate structure described above due to the events of default described below. As of September 24, 2006 and June 25, 2006, the variable interest rates were 10.25% and 9.75%, respectively, using a Prime interest rate basis. Amounts outstanding under the Revolving Credit Agreement as of September 24, 2006 and June 25, 2006 were $1.7 million on both dates. Property, plant and equipment, inventory and accounts receivable of the Company have been pledged for the Revolving Credit Agreement.
          The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortizes over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement is also payable monthly. Interest is provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin is based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. Amounts outstanding under the Term Loan Agreement as of September 24, 2006 and June 25, 2006 were $6.2 million and $6.3 million, respectively. Property, plant and equipment, inventory and accounts receivable have been pledged for the Term Loan Agreement.
          On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Revolving Credit Agreement. As a result of the continuing event of default as of September 24, 2006, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement were reclassified as a current liability on the Company’s balance sheet.
          On November 28, 2005, Wells Fargo notified the Company that, as a result of the default, Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.
          On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,250,000 at any one time.

          On October 13, 2006, Wells Fargo provided written notice of acceleration to the Company that, as a result of the expiration of the Forbearance Agreement and the Company’s existing defaults under the Revolving Credit Agreement and Term Loan Agreement, Wells Fargo elected to terminate the Revolving Credit Commitment (as defined in the Term Loan Agreement) and immediately accelerate and call due and payable all unpaid principal and accrued interest under the Notes (as defined in the Term Loan Agreement), along with all other unpaid obligations.
          On October 19, 2006, the Company received a proposed commitment letter from Newcastle Partners, L.P. to provide the Company with a letter of credit in the amount of $1.5 million subject to certain conditions, including the execution of a new forbearance agreement with Wells Fargo. Newcastle is the Company’s largest shareholder, owning approximately 41% of the Company’s outstanding shares, and two of its officers are members of the Company’s board of directors.
          On November 5, 2006, the Company and Wells Fargo entered into a Supplemental Limited Forbearance Agreement (the “Supplemental Forbearance Agreement”), under which Wells Fargo agreed to forbear until December 28, 2006 (the “Supplemental Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, subject to the conditions described below. Under the Supplemental Forbearance Agreement, Wells Fargo also agreed to fund additional advances on the Revolving Credit Loans during the Supplemental Forbearance Period, provided that the aggregate principal amount of all such Revolving Credit Loans does not exceed $2,020,000 at any one time, which amount shall not be reduced by a $230,000 letter of credit issued to one of the Company’s insurers.
          The commencement of the Supplemental Forbearance Period is conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle (the “Newcastle L/C”). If the Newcastle L/C is not received by November 13, 2006 then the Supplemental Forbearance Agreement will terminate. If the Newcastle L/C is issued by that date then the Company anticipates entering into agreement to pay to Newcastle an initial fee of $15,000, plus reimbursement of Newcastle’s out-of-pocket expenses related to this matter. If the Newcastle L/C is issued then the Company also anticipates entering into agreements with Newcastle to provide that if the Newcastle L/C is drawn on then it will be evidenced by a $1.5 million note issued to Newcastle that will accrue interest at a rate equal to Prime plus an interest rate margin of 5.00%. The Newcastle L/C may be drawn on by Wells Fargo to pay down the Company’s outstanding debt if there are certain new events of default during the Supplemental Forbearance Period or if the Supplemental Forbearance Period expires and is not extended before the Company’s obligations to Wells Fargo are paid in full. The Company’s payment obligations under the note are anticipated to be secured by a security agreement granting Newcastle an interest in certain of the Company’s tangible and intangible assets, which will be subordinate to Wells Fargo’s security interests in such assets under the Term Loan Agreement and the Revolving Credit Agreement.
          While no assurances can be provided that adequate financing will be available through an agreement with Wells Fargo or any other lender, the Company has entered into a sale-leaseback transaction (described below) to monetize the value in its corporate headquarters and distribution facility, and which the Company believes will provide the liquidity necessary to meet currently known obligations as they come due. The majority of the Company’s current debt was incurred to fund the construction of the headquarters office and distribution facility, and the Company believes that the market value of those real estate assets is in excess of its current indebtedness.
          On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a lease agreement with Vintage for the corporate office building (the “Office Lease”). The initial term of the Office Lease is ten years and the annual rent is at market rates. The sale is expected to close on December 19, 2006 subject to certain conditions, including satisfactory completion by Vintage of its due diligence investigation. Vintage may terminate the Agreement during the due diligence period without penalty.
          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap’s notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately. At September 24, 2006, there was no hedge ineffectiveness. At September 24, 2006, the fair value of the interest rate swap was a liability of $48,200.
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
          On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration. The total amount is to be paid within six months, beginning with an initial payment of $100,000 on September 25, 2006 (the “Initial Payment Date”). Additional amounts are to be paid as follows: $200,000 payable 45 days after the Initial Payment Date; $150,000 payable 75 days after the Initial Payment Date; and payments of $100,000 on each of the 105th, 135th, and 165th day after the Initial Payment Date. The remaining amount of approximately $2,050,000 is to be paid within 180 days of the Initial Payment Date. All payments under the Settlement Agreement would automatically and immediately become due upon any sale-leaseback transaction involving our corporate headquarters office and distribution facility. The Company has accrued the full amount of the remaining settlement payments as of September 24, 2006.

r

          We are also a party to a lawsuit brought against us by PepsiCo, as previously described. We believe that the allegations made against the Company by PepsiCo are unfounded, although the ultimate outcome of the lawsuit cannot be predicted with certainty at this time. We intend to vigorously contest all of PepsiCo’s claims and to pursue all relief to which we may be entitled. However, in the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus fees and costs. Due to the potential that the Company may incur a loss to conclude this matter, as of September 24, 2006 the Company has accrued a $410,000 expense for its potential liability regarding this matter, which is based on management’s estimate of a likely outcome of the litigation. However, due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, the Company’s actual liability for this matter may differ significantly from this accrual amount.
          On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of September 24, 2006.
          The Company has filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld, as previously described. The Company anticipates incurring relatively high legal fees until this lawsuit and the other outstanding litigation described above is resolved, although the Company believes that it is unlikely that legal fees incurred in fiscal year 2007 will be higher than those incurred in fiscal year 2006.
Contractual Obligations and Commitments
          There have been no material changes in the Company’s contractual obligations and commitments from the contractual obligations and commitments previously disclosed in the Company’s most recent Annual Report on Form 10-K or otherwise discussed in this report.
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
          At September 24, 2006, the Company had approximately $8.0 million of variable rate debt obligations outstanding with a weighted average interest rate of 9.73%. A hypothetical 10% increase in the effective interest rate for these borrowings, assuming debt levels at September 24, 2006, would have increased interest expense by approximately $20,000 for the three month period ending September 24, 2006. As discussed previously, the Company has entered into an interest rate swap designed to manage the interest rate risk relating to $6.2 million of the variable rate debt.
          The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement has a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and will end November 19, 2007. The swap’s notional amount amortizes over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss is reported in earnings immediately. At September 24, 2006, there was no hedge ineffectiveness.
          The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales. Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices. The average block price per pound of cheese was $1.22 in the first three months of fiscal 2007. The estimated increase in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would have been approximately $1.2 million.
          The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on the Company.

Item 4. Controls and Procedures
          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files of submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
          The Company’s management has evaluated, with the participation of its principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period due, in part, to the deficiencies identified below.
          In connection with its evaluation, management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, identified the deficiencies in disclosure controls and procedures described below, which, in the aggregate, are considered by the Company’s management to constitute a material weakness in the Company’s disclosure controls and procedures. This weakness was first identified during the Company’s preparation of its financial statements for the fiscal year ended June 25, 2006 primarily as a result of certain accounting errors in the financial statements for that period identified by management and BDO Seidman, LLP, the Company’s independent registered public accounting firm, which were researched and appropriately adjusted in the financial statements by management. Since that time, the Company has continued to implement the measures described below and believes that these measures will remediate the identified deficiencies and improve the effectiveness of the Company’s disclosure controls and procedures.
          Deficiencies in the Company’s Disclosure Controls and Procedures
          The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures continue to exist as of September 24, 2006:
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
          Remediation for Identified Deficiencies in the Company’s Disclosure Controls and Procedures
          Subsequent to management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of period covered by this report and as a result of, and in response to, the deficiencies identified in connection with the evaluation, the Company implemented, and/or is in the process of implementing, the following measures in an effort to improve the effectiveness of disclosure controls and procedures and to remediate the material deficiencies described above:
•	The Company has initiated a search for a qualified individual to serve as Chief Financial Officer;

•	The Company is evaluating the need for additional qualified accounting and finance personnel to appropriately staff the accounting and finance departments, including a qualified individual to support the financial accounting and reporting functions. The hiring process is not complete and the Company is continuing to assess staffing needs. Management believes that there is a need, at a minimum, for a strong accountant to ensure compliance with all current and future accounting rules. Currently, the existing staff is addressing application of generally accepted accounting principles. The Company is considering application of additional resources and improvements to the documentation of job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of a technical accountant.

•	The Company has revised its processes, procedures and documentation standards relating to accounting for non-routine business matters;

•	The Company has redesigned existing training and will require additional training for accounting staff;

•	The Company will require continuing education for accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices;

•	The Company is considering, and will consider, additional measures, and will alter the measures described above, in an effort to remediate the identified deficiencies.
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
          Except for certain of the remediation measures described above, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of any annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
          The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it has no obligation to purchase additional quantities of beverage products. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that PepsiCo’s allegations are without merit and the Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. In the event the Company is unsuccessful, it could be liable to PepsiCo for approximately $2.6 million plus costs and fees, and such an adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. Due to the potential that the Company may incur a loss to conclude this matter, as of September 24, 2006 the Company has accrued a $410,000 expense for its potential liability regarding this matter, which is based on management’s estimate of a likely outcome of the litigation. However, due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, the Company’s actual liability for this matter may differ significantly from this accrual amount. This matter is set for trial beginning on May 7, 2007.
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
          Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of September 24, 2006.
          Except as set forth herein, there have been no material changes from the legal proceedings previously disclosed in the Company’s most recent Annual Report on Form 10-K in response to Part I, Item 3 of Form 10-K.
Item 1A. Risk Factors
          In addition to the other risk factors and uncertainties and other information contained in this report, the following risks described below may affect us. Among the risks are: (i) risks associated with our business, (ii) risks associated with our common stock and (iii) risks associated with our industry. Our business, financial condition, cash flows or results of operations could be materially and adversely affected by any of these risks.
          Risks Associated with Ongoing Operations
          As a result of losses in recent quarters, our financial condition has been materially weakened and our liquidity has decreased.
          We have incurred a net loss of $5,989,000 for the fiscal year ended June 25, 2006 and a net loss of $1,061,000 for the quarter ending September 24, 2006. As a result, our financial condition has been materially weakened and our liquidity diminished, and we remain vulnerable both to unexpected events (such as a sudden spike in block cheese prices or fuel prices) and to general declines in our operating environment (such as that resulting from significantly increased competition).
          We are in default under our loan agreement, which has reduced available borrowing capacity under our revolving credit line and resulted in diminished liquidity.
          Since September 2005 we have been in default of our loan agreement with Wells Fargo Bank for on-going violations of certain financial ratio covenants in the loan agreement. As a result, Wells Fargo has reduced the availability of revolving credit loans under the loan agreement from $6,000,000 to $2,020,000 under a supplemental forbearance agreement that is conditioned on Wells Fargo receiving a letter of credit of $1.5 million by November 13, 2006. The forbearance period provided under this agreement expires on December 28, 2006, and the Company may not be able to reach an agreement with Wells Fargo to extend the forbearance period if necessary. This reduction in available borrowing capacity may diminish our cash flow and liquidity positions and adversely affect our ability to (i) meet our new restaurant development goals, and (ii) effectively address competitive challenges and adverse operating and economic conditions.

          On August 14, 2006, we entered into a limited forbearance agreement, with Wells Fargo under which Wells Fargo agreed to forbear until October 1, 2006 from exercising its rights and remedies as a result of our existing defaults under the revolving credit loan agreement, provided that the aggregate principal amount of all such revolving credit loans does not exceed $2,250,000 at any one time. The limited forbearance agreement was not extended beyond the October 1, 2006 date.
          On October 13, 2006, Wells Fargo provided a notice of acceleration to the Company regarding amounts outstanding under the Revolving Credit Agreement and the Term Loan Agreement. The notice provided that the Revolving Loan Commitment, as defined in the Revolving Credit Agreement, was terminated and all unpaid principle and accrued interest owed to Wells Fargo had become immediately due and payable, and all such obligations remaining unpaid after October 13, 2006 will accrue interest at the default rate of interest as defined in the Revolving Credit Agreement.
          On November 5, 2006, the Company and Wells Fargo entered into a supplemental limited forbearance agreement under which Wells Fargo agreed to forbear until December 28, 2006 from exercising its rights and remedies related to the Company’s existing defaults under the revolving credit loan agreement, subject to the conditions described below. Wells Fargo also agreed to fund additional advances on the revolving credit loans during the supplemental forbearance period, provided that the aggregate principal amount of all such loans does not exceed $2,020,000 at any one time, which amount shall not be reduced by a $230,000 letter of credit issued to one of the Company’s insurers.
          The commencement of the supplemental forbearance period is conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle Partners, L.P., the Company’s largest shareholder. If the letter of credit is not received by November 13, 2006 then the supplemental forbearance agreement will terminate. If the letter of credit is issued by Newcastle then the Company also anticipates entering into agreements to provide that if the letter of credit is drawn on then it will be evidenced by a $1.5 million note issued to Newcastle that will accrue interest at a rate equal to Prime plus an interest rate margin of 5.00%. The letter of credit may be drawn on by Wells Fargo to pay down the Company’s outstanding debt if there are certain new events of default during the supplemental forbearance period or if the supplemental forbearance period expires and is not extended before the Company’s obligations to Wells Fargo are paid in full.
          The Company’s management has concluded that the Company’s disclosure controls and procedures are not effective, and that a material weakness in financial reporting existed at the end of the fiscal year ended June 25, 2006 and continues to exist at September 24, 2006 as a result of recent turnover in its accounting staff and reassignment of responsibilities among remaining staff, which may affect the Company’s ability to accurately and timely complete and file its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.
          The Company’s management has concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report and that this ineffectiveness, which created a material weakness, resulted primarily from recent, significant turnover in the Company’s accounting staff, including in the positions of chief financial officer and controller, and reassignment of responsibilities among remaining accounting staff, during the fiscal year ended June 25, 2006. The Company is taking steps to remedy the ineffective disclosure controls that resulted in the material weakness, but has not completed implementation of all actions management believes is necessary. The Company believes that the accounting staff turnover and reassignment of responsibilities, and the resulting ineffectiveness of the Company’s disclosure controls and procedures, may adversely affect the Company’s ability to accurately and timely complete its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.
     Our substantial indebtedness could materially adversely affect our business and limit our ability to plan for or respond to changes in our business.
     As of October 25, 2006, our consolidated long-term indebtedness was $8.0 million, the full amount of which has been reclassified on our balance sheet as current debt since December 25, 2005 as a result of our on-going loan default. Our indebtedness and the fact that a portion of our reduced cash flow from operations must be used to make principal and interest payments on our indebtedness could have important consequences to us. For example, they could:
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
          We expect to be able to fund the payments under the settlement agreement by utilizing available equity in our corporate headquarters office and distribution facilities obtained through a sale-leaseback transaction entered into on October 20, 2006, whereby we have agreed to sell our corporate office building and distribution facility for $11.5 million. The sale is expected to close on December 19, 2006 subject to certain conditions, including satisfactory completion by the purchaser of its due diligence investigation. The purchaser may terminate the agreement during the due diligence period without penalty. However, we may not be able to realize sufficient value from our real estate assets or otherwise be able to fund the payments under the settlement agreement. If we are not able to fund the payments under the settlement agreement or if the sale-leaseback transaction is not consummated as expected, then our liquidity, financial condition, business, and results of operations may be materially adversely affected.

          If we do not prevail in litigation with a former beverage supplier, we could be liable for significant monetary damages.
          An adverse outcome in our litigation with PepsiCo, Inc. could result in a liability of approximately $2.6 million, which could materially adversely affect our liquidity, financial position and results of operation. As of September 24, 2006 the Company has accrued a $410,000 expense for its potential liability regarding this matter, which is based on management’s estimate of a likely outcome of the litigation. However, due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, the Company’s actual liability for this matter may differ significantly from this accrual amount.
          Shortages or interruptions in the delivery of food products could adversely affect our operating results.
          We, and our franchisees, are dependent on frequent deliveries of food products that meet our specifications. Our Company-owned domestic restaurants purchase substantially all food and related products from our distribution division, Norco. Domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco, and changes in purchasing practices by domestic franchisees as a result of delivery disruptions or otherwise could adversely affect the financial results of our distribution operation. Interruptions in the delivery of food products caused by unanticipated demand, problems in production or distribution by Norco, our suppliers, or our distribution service providers, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results. Beginning in November 2006, the Company will rely upon two third-party distributors, The SYGMA Network and The Institutional Jobbers Company, to provide warehousing and delivery services that are currently performed by Norco. Any problems in the transition to the outsourcing of these services may result in interruptions in the delivery of food products to our franchisees and Company-owned restaurants, which would adversely affect our operating results.
               Except as set forth herein, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
          No information is required to be furnished by Item 703 of Regulation S-K for any other purchase made in the quarter covered by this report.
Item 3. Defaults upon Senior Securities
          On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005, the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Revolving Credit Agreement. As a result of the continuing event of default as of September 24, 2006, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement were reclassified as a current liability on the Company’s balance sheet.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5. Other Information
          Not applicable
Item 6. Exhibits

10.1	Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on October 20, 2006

10.2	Supplemental Limited Forbearance Agreement entered into between the Company and Wells Fargo Bank, N.A. on November 5, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN, INC. (Registrant)
By:	/s/ Timothy P. Taft
Timothy P. Taft
Chief Executive Officer

By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Interim Chief Financial Officer

Dated: November 8, 2006