Form 10-K/A
period 2006-06-25
PIZZA INN INC /MO/
filed 2006-11-30
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 25, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File Number 0-12919
PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or jurisdiction of incorporation or organization)	47-0654575 (I.R.S. Employer Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (469) 384-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $0.01	Name of each exchange on which registered NASDAQ Capital Market
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 23, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,947,844, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     As of September 20, 2006, there were 10,138,494 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
Pizza Inn, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended June 25, 2006, as filed with the Securities and Exchange Commission on October 10, 2006 (the “10-K”) to (i) provide a corrected copy of the Company’s Restated Articles of Incorporation filed as Exhibit 3.2 to the 10-K, (ii) offer additional disclosure and correction for two risk factors listed under Item 1A of Part II of the 10-K, and (iii) to amend each Item of Part III of the 10-K previously incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 13, 2006.
As this amendment only relates to an exhibit, Item 1A of Part II, and Items 10 through 14 of Part III, inclusive, of the 10-K, the previously issued consolidated financial statements and footnotes thereto remain unchanged. No attempt has been made in this amendment to modify or update disclosures in the 10-K except as required to address the matters set forth in this amendment. This amendment does not reflect events occurring after the filing of the 10-K or modify or update any related disclosures. Information not affected by this amendment is unchanged and reflects disclosure made at the time of the filing of the 10-K. Accordingly, this amendment should be read in conjunction with the 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the 10-K, including any amendments to those filings.
The only changes to the text of Item 1A of Part II of the 10-K are as follows:
-	Additional cautionary language pertaining to the expiration of the Wells Fargo forbearance agreement on October 1, 2006 was added to the end of the second risk factor.

-	Consolidated short-term payment obligations shown in the third risk factor includes the approximately $2.8 million owed by the Company to Ronald W. Parker, the Company’s former President and Chief Executive Officer, pursuant to the settlement agreement entered into between the parties.
Pursuant to and in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the entire Exhibit 3.2 is attached hereto and the complete text of Item 1A of Part II and each of Items 10 through 14 of Part III, inclusive, is set forth herein, as amended, including those portions of the text that have not been amended from that set forth in the 10-K.
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
     On August 14, 2006, we entered into a limited forbearance agreement, with Wells Fargo under which Wells Fargo agreed to forbear until October 1, 2006 from exercising its rights and remedies as a result of our existing defaults under the revolving credit loan agreement, provided that the aggregate principal amount of all such revolving credit loans does not exceed $2,250,000 at any one time. Wells Fargo and we entered into the forbearance agreement to provide us with time to pursue discussions with Wells Fargo regarding various possible options for refinancing our indebtedness and liabilities to Wells Fargo under the revolving credit loan agreement. The limited forbearance agreement has not been extended beyond the October 1, 2006 date. If Wells Fargo exercises the rights and remedies available to it under the loan agreement, the Company’s liquidity, financial condition, business, and results of operations would likely be materially adversely affected.
     Our substantial indebtedness could materially adversely affect our business and limit our ability to plan for or respond to changes in our business.
     As of September 20, 2006, our short-term payment obligations were approximately $10.7 million, representing consolidated indebtedness of $7.9 million that has been reclassified on our balance sheet as current debt since December 25, 2005 as a result of our on-going loan default, and $2.8 million owed to our former president and chief executive officer under a settlement agreement. Our indebtedness and the fact that a portion of our reduced cash flow from operations must be used to make principal and interest payments on our loan indebtedness and payments scheduled under the settlement agreement could have important consequences to us. For example, they could:
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
     On September 24, 2006, we entered into a settlement agreement with Ronald W. Parker, our former president and chief executive officer, relating to the arbitration actions filed by the Company and Mr. Parker in January 2005. Under the settlement agreement, we are obligated to pay Mr. Parker $2.8 million through a structured payment schedule beginning on the date of the settlement with the final payment of $2.05 million to be paid within 180 days of the date of the settlement. All payments under the settlement agreement would automatically and immediately become due and payable upon any sale-leaseback transaction involving our corporate headquarters office and distribution facilities. These payments will reduce the availability of our cash flow for other purposes, limit our flexibility in planning for, or reacting to, changes in our business and industry, and alter or postpone implementation of our growth strategy. We expect to be able to fund the payments under the settlement agreement by utilizing available equity in our corporate headquarters office and distribution facilities to refinance existing mortgage debt on that property and/or engage in a sale-leaseback transaction for that property. We may not be able to realize sufficient value from our real estate assets or otherwise be able to fund the payments under the settlement agreement. If we are not able to fund the payments under the settlement agreement or obtain financing, or enter into a sale-leaseback transaction, on terms reasonably satisfactory to us, then our liquidity, financial condition, business, and results of operations may be materially adversely affected.
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
     The Company’s management has concluded that its disclosure controls and procedures were not effective as of the end of the period covered by this report and that this ineffectiveness, which created a material weakness, resulted primarily from recent, significant turnover in the Company’s accounting staff, including in the positions of chief financial officer and controller, and reassignment of responsibilities among remaining accounting staff, during the fiscal year ended June 25, 2006. The Company believes that the accounting staff turnover and reassignment of responsibilities, and the resulting ineffectiveness of the Company’s disclosure controls and procedures, may adversely affected the Company’s ability to accurately and timely complete its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.

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
     Restaurant businesses are affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, disposable purchasing power, traffic patterns and the type, number and location of competing restaurants. For example, if prevailing health or dietary preferences cause consumers to avoid pizza and other products we offer, or quick service restaurant offerings generally, in favor of foods that are perceived as healthier, our business and operating results would be harmed.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Following is the biographical information, as of November 5, 2006, of the nominee directors and, if applicable, the year in which each director was first elected.
New Nominee Directors
Steven M. Johnson, 47, is Chief Executive Officer of Fox & Hound Restaurant Group. From 1992 until 1998, Mr. Johnson was Chief Operating Officer for Coulter Enterprises, Inc., a Pizza Hut franchisee operating 100 Pizza Hut restaurants. From 1985 through 1991, he was Controller for Fugate Enterprises, Inc., a Pizza Hut, Taco Bell and Blockbuster Video franchisee. Previously, he was employed by the accounting firm of Ernst & Young. Mr. Johnson is a C.P.A.
James K. Zielke, 42, is Chief Financial Officer, Treasurer and Secretary of Fox & Hound Restaurant Group. Prior to his employment with Fox & Hound, Mr. Zielke served as Senior Director-Tax for PepsiCo Restaurant Services Group, Inc. From 1993 through 1997, Mr. Zielke was employed by Pizza Hut, Inc., most recently as Director-Tax from 1995 through 1997. Previously, he was employed by the accounting firm of Ernst & Young. Mr. Zielke is a C.P.A.
Current Directors
Robert B. Page, 46, is a franchisee of Shoney’s, Inc., a family dining restaurant chain. From November 2000 until September 2002, Mr. Page was Chief Operations Officer of Gordon Biersch Brewery Restaurant Inc., a group of casual dining restaurants. From 1993 through 2000 he worked for Romacorp, Inc., which owns Tony Roma’s, a chain of casual dining restaurants, where he was Chief Executive Officer and a board member from 1998 through 2000, and President and Chief Operations Officer from 1993 through 1998. Mr. Page was elected a director of the Company in February 2004, and was appointed as the Company’s Acting Chief Executive Officer in January 2005, a position he held until March 2005.
Ramon D. Phillips, 73, is the former Chairman of the Board, President, and Chief Executive Officer of Hallmark Financial Services, Inc., a financial services company. He served as Chairman, President, and Chief Executive Officer of Hallmark from 1989 through 2000, and as Chairman through August 2001. Prior to Hallmark, Mr. Phillips had over fifteen years experience in the franchise restaurant industry, serving as Controller for Kentucky Fried Chicken, Inc. (1969-1974) and as Executive Vice President and Chief Financial Officer for Pizza Inn, Inc. (1974-1989). He was originally a director of the Company from 1980 through 1989. He was re-elected a director of the Company in 1990 and served through 2002. He served as an advisory director in 2002 and was re-elected as a director in February 2004.
Steven J. Pully, 46, is the President of Newcastle Capital Management, L.P., the general partner of Newcastle Partners, L.P. Mr. Pully is also Chief Executive Officer and a director of New Century Equity Holdings Corp. and was Chief Executive Officer of Pinnacle Frames and Accents, Inc. from January 2003 through June 2004. Prior to joining Newcastle Capital Management, L.P. in late 2001, from May 2000 to December 2001, he was a managing director in the mergers and acquisitions department of Banc of America Securities, Inc. and from January 1997 to May 2000 he was a member of the investment banking department of Bear Stearns where he became a senior managing director in 1999. Prior to becoming an investment banker, Mr. Pully practiced securities and corporate law at the law firm of Baker & Botts. Mr.

Pully is a CPA, a CFA and a member of the Texas Bar. Mr. Pully was appointed a director in December 2002.
Mark E. Schwarz, 46, is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P., a private investment management firm he founded in 1993 that is the general partner of Newcastle Partners, L.P. Mr. Schwarz was appointed Chairman of the Board of the Company in February 2004. Mr. Schwarz is also Chairman of the Board of Hallmark Financial Services, Inc., Bell Industries, Inc. and New Century Equity Holdings Corp., and a director of Nashua Corporation, and S L Industries, Inc. Mr. Schwarz was appointed a director in December 2002.
Timothy P. Taft, 48, was appointed President and Chief Executive Officer in March 2005. Prior to joining the Company, Mr. Taft served as President and Chief Operating Officer of Whataburger, Inc. from October 2000 through October 2005. Prior to that, he served in various senior management positions with Whataburger, Inc. beginning in 1994. Mr. Taft was elected to the board in June 2005.
     Except as noted, each nominee has been engaged in the principal occupation described during the past five years. There are no family relationships among any of our directors or executive officers. Company stock ownership for each of these individuals is shown under the heading “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” and is based upon information furnished by the respective individuals.
EXECUTIVE OFFICERS
The following table sets forth certain information, as of November 5, 2006, regarding the Company’s executive officers:

			Executive
			Officer
Name	Age	Position	Since

Timothy P. Taft	48	President and Chief Executive Officer	2005

Clinton J. Coleman	29	Interim Chief Financial Officer	2006

Ward T. Olgreen	47	Senior Vice President of International Operations and Concept Development	1995

Darrell G. Smith	51	Vice President of Development	2006

Rod J. McDonald	45	Corporate Secretary and General Counsel	2004

Danny K. Meisenheimer	46	Vice President of Brand Management	2003

Jack A. Odachowski	56	Vice President of Supply Chain Management	2005

Biographies Of Non-Director Executive Officers
Clinton J. Coleman was appointed Interim Chief Financial Officer in July 2006. Mr. Coleman also is currently a Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle Partners, L.P. Prior to joining Newcastle in June 2005, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005. From March 2002 to October 2003 he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.
Ward T. Olgreen was appointed Senior Vice President of International Operations and Concept Development in September 2006. Previously he was Senior Vice President of Research and Development and Concept Development. In December 2002 he was named Senior Vice President of Franchise

Operations and Concept Development. He was appointed Vice President of Concept Development in February 1999 and Senior Vice President of Concept Development in July 2000. He joined the Company in September 1991 and served in a variety of operational positions until his appointment in January 1995 as Vice President of International Operations and Brand R&D.
Darrell G. Smith was appointed Vice President of Development in January 2006. Prior to joining the Company, Mr. Smith served as Group Director of Development Services for Whataburger, Inc. from 2002 through 2005. From 1997 to 2002 he was President and Chief Operating Officer of Embree Group of Companies, a national development and design-build construction group. Mr. Smith is a Registered Professional Engineer.
Rod J. McDonald was appointed Corporate Secretary and General Counsel in August 2004. Mr. McDonald joined the Company in September 1997 and served as Assistant General Counsel of the Company until his appointment as General Counsel. Prior to joining the Company, he was Vice President and Assistant General Counsel for TCBY Enterprises, Inc. He served as Acting Chief Executive Officer of the Company in December 2004 and January 2005.
Danny K. Meisenheimer was appointed Vice President of Brand Management in July 2005. He was named Vice President of Marketing in January 2003 after joining the Company in December 2002. Prior to joining the Company, Mr. Meisenheimer served as Vice President of Marketing for Furr’s Restaurant Group, Inc. since 1995. Mr. Meisenheimer joined the Marketing Department of Furr’s in 1991.
Jack A. Odachowski was appointed Vice President of Supply Chain Management in September 2005. Prior to joining the Company, he served as Vice President of Purchasing and Distribution for RTM Restaurant Group from 2000 through August 2005. Previously, Mr. Odachowski was Vice President of International Purchasing and Distribution for Wendy’s International, Inc.
AUDIT COMMITTEE
     The Board has a separately designated Audit Committee. The Audit Committee is responsible for providing independent, objective oversight of the Company’s accounting functions and internal controls. The Audit Committee is currently composed of directors John Harkey, Robert Page and Ramon Phillips, each of whom are independent, and acts under a written charter approved and adopted by the Board on April 15, 2003. The Audit Committee reviews its Charter on an annual basis. In October 2006 the Audit Committee adopted and the Board approved certain amendments to the Audit Committee Charter in anticipation of the effectiveness of new SEC rules for review and approval of related party transactions. A copy of the amended Audit Committee Charter is attached as an exhibit to this Form. Each of the members is independent as defined by NASDAQ’s listing standards and as required by the Sarbanes-Oxley Act. After a full review and analysis, the Board positively reaffirmed that each member is independent within the meaning of Rule 4200(a)(15) of the listing standards of the NASDAQ and the rules and regulations of the SEC, as such requirements are defined as of the mailing date of this proxy statement. The Board annually reviews the NASDAQ listing standards’ definition of independence for audit committee members and makes an annual determination of the independence of Audit Committee members.
     One of the current Audit Committee members, John D. Harkey, Jr., will not stand for reelection as a Board member at the annual meeting of shareholders. The Board has made an affirmative determination that nominees James K. Zielke and Steven M. Johnson, if elected, will not satisfy SEC Rule 10A-3(b)(1), and thus may not serve as members of the Audit Committee. As a result, effective as of the date of the annual meeting of shareholders, the Company believes that it will fail to comply with the audit committee composition requirements under NASDAQ Marketplace Rule 4350(d)(2)(A), which requires that the audit committee be composed of three directors who meet the independence requirements of Marketplace Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Exchange Act. The Company anticipates relying on the cure period provided under Marketplace Rule 4350(d)(4)(B) within which to regain compliance. To regain compliance under that Rule, the Board must appoint a third Audit Committee member satisfying published NASDAQ listing requirements and Exchange Act requirements by the earlier of one year from the date of the event causing the noncompliance or the date of the Company’s next annual meeting of shareholders.

Audit Committee Financial Expert
     The Board of Directors has determined that at least one member of the Audit Committee, Mr. Phillips, is an “audit committee financial expert,” as defined by SEC rules and regulations. This designation results from a disclosure requirement of the SEC related to Mr. Phillips’ experience and understanding with respect to certain accounting and auditing matters. The SEC believes this designation does not impose upon Mr. Phillips any duty, obligation or liability that is greater than is generally imposed on him as a member of the Audit Committee and the Board, and that his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duty, obligation or liability of any other member of the Audit Committee or the Board. For an overview of Mr. Phillips’ relevant experience, see the section entitled “Continuing Directors” above.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and the persons who own more than ten percent of the Common Stock to file initial reports of ownership of Common Stock and reports of changes of ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. and to furnish the Company with copies of such reports. The Company believes that, during the preceding fiscal year, all of the Company’s executive officers, directors and holders of more than 10% of Common Stock timely filed all reports required by Section 16(a) of the Act, except as noted. One late Form 4 was filed on behalf Mr. Clairday on March 6, 2006 to report a disposition of shares on February 8, 2006. One late Form 3 was filed on behalf of Mr. Smith on June 29, 2006 to report his becoming subject to Section 16 reporting requirements. In making these statements, the Company has relied upon examination of its records, copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the representations of its directors, executive officers and 10% shareholders.
Code of Ethics
     The Company is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our shareholders well and maintaining the Company’s integrity in the marketplace. The Company has adopted a Code of Business Conduct that applies to directors and to all Company employees and a Code of Ethical Conduct for Financial Managers. These codes work in conjunction with the Company’s Articles of Incorporation, Bylaws, and Board committee charters, and together form the framework for governance of the Company. These documents are available at the Company’s website at http://www.pizzainn.com. We will post on this website any amendments to the Code of Business Conduct or waivers of the Code of Business Conduct for directors and executive officers.
Item 11. Executive Compensation.
     The following table sets forth the annual compensation of the Chief Executive Officer and the other most highly compensated executive officers of the Company, also referred to as the named executive officers, for the fiscal years ended June 25, 2006, June 26, 2005 and June 27, 2004 (designated as years 2006, 2005 and 2004, respectively).

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other		Securities Under-
				Annual	Restricted	lying		All Other
Name and				Compen-	Stock	Options/	LTIP	Compensa-
Principal		Salary		sation	Award(s)	SARs	Payouts	tion
Position	Year	($)	Bonus ($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Timothy P. Taft	2006	5,551	50,000	2,549	—	—	—	462
(President and CEO)	2005	1	—	—	—	500,000	—	594
	2004	—	—	—	—	—	—	—

Ward T. Olgreen	2006	171,360	15,000	5,284	—	—	—	594
(Senior Vice President of	2005	168,000	33,600	8,352	—	—	—	792
International Development	2004	168,000	33,600	11,555	—	—	—	792
and Concept Development)

Danny K. Meisenheimer	2006	138,825	10,000	1,388	—	—	—	594
(Vice President of	2005	136,102	15,000	1,388	—	—	—	792
Brand Management)	2004	136,102	27,000	2,617	—	—	—	792

Jack A. Odachowski	2006	150,847	17,848	28,166	—	—	—	594
(Vice President of	2005	—	—	—	—	—	—	—
Supply Chain Management)	2004	—	—	—	—	—	—	—

Darrell G. Smith	2006	95,192	17,500	—	—	—	—	594
(Vice President of	2005	—	—	—	—	—	—	—
Development)	2004	—	—	—	—	—	—	—

Former Officers
Kevin A. Kleiner	2006	90,337	8,000	—	—	—	—	—
(Controller and	2005	89,931	6,000	—	—	—	—	—
Principal Financial Officer)	2004	85,553	7,000	2,326	—	—	—	—

Shawn M. Preator	2006	84,150	15,000	8,091	—	—	—	112,685
(Chief	2005	150,000	30,000	9,139	—	—	—	792
Financial Officer)	2004	150,000	30,000	12,124	—	—	—	792

(a)	Mr. Odachowski was appointed Vice President of Supply Chain Management on September 6, 2005.

Mr. Smith was appointed Vice President of Development on November 7, 2005.

Mr. Kleiner served as the Company’s principal financial officer from January 11, 2006 through his resignation on July 7, 2006.

Mr. Preator was Chief Financial Officer of the Company through January 11, 2006. Figures shown for fiscal 2006 are through January 11, 2006, Mr. Preator’s last date of employment. Because of his termination of employment, Mr. Preator received severance benefits described under “Compensation Committee Report on Executive Compensation – Executive Employment Agreements.”

(c)	Mr. Taft was named President and Chief Executive Officer of the Company on March 31, 2005. Mr. Taft’s Employment Agreement with the Company, dated March 31, 2005, provides for a net salary of $1.00 for the first 12 months and for a bonus in the first 12 months to be set by the Board. No bonus was paid in fiscal year 2005. He was granted options to purchase 500,000 shares of the Company’s common stock pursuant to a Non-Qualified Stock Option Agreement dated March 31, 2005. See “Executive Employment Agreements” and “Equity Compensation Plan Information” below for more detail.

(d)	Amounts shown in this column for Mr. Olgreen and Mr. Preator include bonuses described in “Compensation Committee Report on Executive Compensation – Executive Employment Agreements” below, and for Mr. Taft described in “Compensation Committee Report on Executive Compensation – Chief Executive Officer and ‘Executive Employment Contracts” below.

Amounts shown in this column for other named executive officers include discretionary bonus payments awarded by the Compensation Committee and the Board and described in “Compensation Committee Report on Executive Compensation” below.

The amount shown for Mr. Odachowski includes a discretionary bonus of $3,000 and hiring and relocation bonus of $14,848, which included a tax gross-up payment of $3,361 reflected in column (e). See the perquisite detail table below.

(e)	For Mr. Preator and Mr. Kleiner, this column includes in 2004 reimbursement of health insurance premiums in the amount of $481 each.

This column also includes the perquisites outlined in the table below valued at the incremental cost of providing such perquisites, as well as tax reimbursements where applicable, for the named executive officers.

			Personal
			Automobile
		401(k)	Usage/		Temporary	Tax
	Term Life	Company	Automobile	Relocation	Living	Reimburse-
Name	Insurance	Match	Allowance	Expenses	Expenses	ments

Timothy P. Taft
2006	462	—	2,549	—	—	—
2005	594	—	—	—	—	—
2004	—	—	—	—	—	—
Ward T. Olgreen
2006	594	1,784	3,500	—	—	—
2005	792	1,784	6,573	—	—	—
2004	792	3,215	8,340	—	—	—
Danny K. Meisenheimer
2006	594	1,388	—	—	—	—
2005	792	1,388	—	—	—	—
2004	792	2,617	—	—	—	—
Jack A. Odachowski
2006	594	—	5,000	15,634	4,171	3,361
2005	—	—	—	—	—	—
2004	—	—	—	—	—	—
Darrell G. Smith
2006	594	—	—	—	—	—
2005	—	—	—	—	—	—

Former Officers

Kevin A. Kleiner
2006	—	—	—	—	—	—
2005	—	—	—	—	—	—
2004	—	1,845	—	—	—	—
Shawn M. Preator
2006	—	2,130	5,961	—	—	—
2005	792	2,130	7,009	—	—	—
2004	792	3,000	8,643	—	—	—

The amounts in the 401(k) column above represent Company matching contributions. All such amounts are within United States Internal Revenue Service limits for the applicable plan years.

(g)	Mr. Taft was granted options to purchase 500,000 shares of the Company’s common stock pursuant to a Non-Qualified Stock Option Agreement dated March 31, 2005. The exercise price is $2.50, the fair market value of the Common Stock on March 31, 2005, the date of the grant as defined in the Agreement. As of June 25, 2006, 150,000 of such options are vested. See “Executive Employment Agreements” and “Equity Compensation Plan Information” below.

(i)	For Mr. Preator, for 2006 this column includes the severance payment of $112,685, described under “Executive Employment Agreements – Severance and Change of Control Benefits- Mr. Olgreen and Mr. Preator” below.

This column also includes the value of term life insurance premiums paid by the Company for the benefit of the named executive officers. These values are shown in the perquisite table above.
Option Grants In Last Fiscal Year
     There were no stock options granted during fiscal year 2006, pursuant to the Company’s 2005 Employee Stock Option Award Plan (the “2005 Plan”) or by individual non-plan option grants, to the Chief Executive Officer and the other most highly compensated executive officers of the Company.
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
     The following table sets forth information regarding stock options exercised during fiscal year 2006 and unexercised stock options held at the end of fiscal year 2006 by the Chief Executive Officer and the other most highly compensated executive officers of the Company. The closing bid price for the Company’s Common Stock, as reported by the National Association of Securities Dealers Automated Quotation System, was $2.87 on June 23, 2006, the last trading day of the Company’s fiscal year.

			Number of		Value of
			Unexercised		Unexercised In-the-
			Options at Fiscal		Money Options at
	Shares		Year End		Fiscal Year End
	Acquired on		(Exercisable/		(Exercisable/
Name	Exercise (#)	Value Realized	Unexercisable) (#)		Unexercisable)

Timothy P. Taft	—	—	150,000	(e)	$55,500
			350,000	(u)	$129,500

Ward T. Olgreen	—	—	52,000	(e)	$26,100
			—	(u)	—

Danny K. Meisenheimer	—	—	—	(e)	—
			—	(u)	—

Jack A. Odachowski	—	—	—	(e)	—
			—	(u)	—

Darrell G. Smith	—	—	—	(e)	—
			—	(u)	—

Former Officers

Kevin A. Kleiner (a)			—	(e)	—
	—	—	—	(u)	—

Shawn M. Preator (b)	30,000	$26,400	—	(e)	—
			—	(u)	—

(e)	Denotes exercisable options.

(u)	Denotes unexercisable options.

(a)	Mr. Kleiner served as the Company’s Chief Financial Officer from January 11, 2006 through his resignation on July 7, 2006.

(b)	Mr. Preator was Chief Financial Officer of the Company until January 11, 2006, his last date of employment.

The following table shows as of June 25, 2006 the value of outstanding equity awards, including the amount of securities underlying exercisable and unexercisable stock options shown in the table above, and the exercise prices and expiration dates for each such outstanding stock option.

		Number of
		Shares
		Underlying	Exercise	Expiration
Name	Grant Date	Options	Price ($)	Date

Timothy P. Taft	3/31/2005	500,000	2.50	3/15/2015

Ward T. Olgreen	7/15/1998	12,000	5.00	7/15/2006
	10/18/1999	2,500	3.63	10/18/2006
	7/3/2000	7,500	3.56	7/3/2006
	5/3/2001	30,000	2.00	5/3/2007

Danny K. Meisenheimer	—	—	—	—

Jack A. Odachowski	—	—	—	—

Darrell G. Smith	—	—	—	—

All options shown for Mr. Taft were granted pursuant to a Non-Qualified Stock Option Agreement dated March 31, 2005. See “Compensation Committee Report on Executive Compensation – Executive Employment Agreements” below.

All options shown for other named executive officers were granted pursuant to the Company’s 1993 Employee Stock Option Award Plan, which expired in September 2003.
Compensation Committee Report On Executive Compensation
     The Compensation Committee administers the Company’s executive compensation program, and its members are appointed by the Board. In this regard, the role of the Compensation Committee is to oversee our compensation plans and policies, annually review and approve all executive officers’ compensation decisions, and administer our stock option plans (including reviewing and approving stock option grants to executive officers). The Compensation Committee’s charter reflects these various responsibilities, and the Compensation Committee and the Board periodically review and revise the charter. The Compensation Committee’s membership is determined by the Board and is composed entirely of independent directors. The Compensation Committee meets at scheduled times during the year, and it also considers and takes action by written consent. The Compensation Committee Chairman reports on its actions and recommendations at Board meetings. The Company’s Human Resources and Legal Departments support the Compensation Committee in its work and in some cases the Human Resources Department acts pursuant to delegated authority to fulfill various functions in administering the Company’s compensation programs. In addition, the Compensation Committee has the authority to engage the services of outside attorneys, advisers, experts and others to assist it.
     The Compensation Committee and the Board have adopted a charter to conform to the Compensation Committee’s responsibilities under the revised NASDAQ standards, new rules adopted by the SEC and the provisions of the Sarbanes-Oxley Act.
Compensation Philosophy and Practice
     In its administration and periodic review of executive compensation, the Compensation Committee believes in aligning the interests of the executive officers with those of the Company’s shareholders. To accomplish this, the Compensation Committee seeks to structure and maintain a compensation program that is directly and materially linked to individual performance, operating performance and enhancement of shareholder value.
Tax Deductibility under Section 162(m)
     As noted, the Company’s compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to the Principal Executive Officer and the other most highly compensated executive officers of the Company. The Compensation Committee currently believes that the Company should be able to continue to manage its executive compensation program for these officers so as to preserve the related federal income tax deductions.
Chief Executive Officer
     Mr. Taft entered into an employment agreement with the Company on March 31, 2005, which Mr. Taft has agreed to amend. The agreement is for a term that currently extends through June 30, 2007. The agreement provides that Mr. Taft be paid a total salary in the first 12 months of $1.00 plus any bonus determined by the board. During the six-month period between April 2006 and September 2006, Mr. Taft has agreed to be paid a total salary of approximately $12,000. Pursuant to the agreement, Mr. Taft began receiving a salary at a rate of $300,000 per year in October 2006. In June 2007 Mr. Taft will be eligible for a total bonus potential of $338,000, of which $138,000 is guaranteed.
     On March 31, 2005, the Company and Mr. Taft entered into a Non-Qualified Stock Option Award Agreement as a part of Mr. Taft’s employment agreement, pursuant to which Mr. Taft was awarded options for 500,000 shares of Common Stock at an exercise price of $2.50 per share. See “Equity Compensation Plan Information” above and “Executive Employment Agreements” below for more detail.
     In structuring Mr. Taft’s employment agreement, the Compensation Committee and Executive Committee sought to offer a competitive and fair compensation package tied to Mr. Taft’s experience and qualifications while also aligning his interests with those of the Company’s shareholders. A significant portion of Mr. Taft’s compensation is materially and directly linked to Company performance as a result of the granting of options to him. The options vest in increments from 2005 through 2008. The Compensation Committee believes that Mr. Taft’s salary in the second 12 months, bonus amounts and benefits are comparable to those offered to chief executive officers at similar companies in the quick serve and fast casual dining restaurant segments.
Other Executive Officers
     Salaries of the other executive officers are reviewed annually and adjusted based on competitive practices, changes in level and scope of responsibilities, and individual and departmental performance measured against goals. None of the executive officers have employment contracts or change of control agreements.

Stock Options
     The Company established the 2005 Plan for the purpose of aligning employee and shareholder interests. The Compensation Committee administers the 2005 Plan. Subject to the terms of the 2005 Plan, and automatic option grants to non-employee directors pursuant to the 2005 Directors Plan, the Compensation Committee determines the persons who are to receive awards, the number of shares subject to each such award and the terms, types and conditions of such awards. The Compensation Committee also has the authority to construe and interpret any of the provisions of the 2005 Plan or any awards granted thereunder.
     In determining whether an award should be made, and/or the vesting schedule for any such award, subject to the terms of the 2005 Plan, the Compensation Committee may impose whatever conditions to vesting it deems appropriate. For example, the Compensation Committee may decide to grant an award only if the participant satisfies performance goals established by the Compensation Committee. The Compensation Committee may choose performance periods and performance goals that differ from participant to participant. The Compensation Committee may choose performance goals based on either Company-wide or departmental results, as deemed appropriate in light of the participant’s specific responsibilities. For purposes of qualifying awards as performance-based compensation under Section 162(m), the Compensation Committee may (but is not required to) specify performance goals for the entire Company and/or one or more individual departments. Performance goals may be based upon business criteria including: net income, earnings per share, return on equity, EBITDA, or other financial or performance-related measures. During fiscal year 2006, the Company did not grant stock options to employees.
     During meetings of the Compensation Committee in fiscal year 2006, the Compensation Committee reviewed and discussed the Company’s current compensation objectives, the desired mix of cash and equity compensation, and the impact of changes in accounting principles that would require the Company, as of April 1, 2006, to begin recognizing issued and outstanding stock options as an expense. The Compensation Committee has determined to temporarily suspend the granting of stock options, with the exception of the automatic grant provisions in the 2005 Directors Plan for directors acquiring shares of Common Stock during the previous fiscal year. See “Director Compensation” below.
     The Company has no current plans to issue stock options to its officers or employees. However, we will continue to monitor changes in the marketplace relating to equity compensation and respond appropriately. We have periodically reviewed our option grant guidelines, among other reasons, in response to evolving market practices and will continue to be vigilant in this regard so that we may consider prevailing market standards in our effort to provide a competitive mix of cash and equity compensation.
Timing and Pricing of Option Awards
     It is the policy of the Board and the Compensation Committee when approving stock option grants to employees and directors, whether pursuant to a shareholder approved plan or individual non-plan grants, to price all such grants at the fair market value of the Common Stock on the date of the grant. It is not the policy, practice or intended result of executive management, the Board or the Compensation Committee in granting stock options to engage in or approve of backdating option grants, selecting option exercise prices that differ from the underlying stock’s price on the grant date (except as may be allowed by applicable laws and accounted for in accordance with generally accepted accounting principles), or timing the grant of options to coordinate with the release of material nonpublic information.
     For all option grants made pursuant to shareholder approved plans, option grant exercise prices, method of fixing grant dates, vesting requirements and expiration dates are specified in each such plan. There are currently two such plans, the 2005 Plan and the 2005 Directors Plan. Both plans provide that the date of a stock option award will be the effective date that the award is made to a plan participant. Both plans also provide that all stock option awards will be issued at fair market value, which is defined in the plans as the closing price of the Common Stock on the NASDAQ exchange on the date that the award is made.

Compensation Committee Interlocks and Insider Participation
     Ramon Phillips, one of the Company’s directors and a member of the Compensation Committee, is an owner and officer of Wholesale Software International, Inc. a franchisee of the Company that currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4% of the Company’s total food and supply sales in fiscal 2006. Royalties from this franchisee comprised 0.4% of the Company’s total franchise revenues in fiscal 2006. As of November 5, 2006 Wholesale Software International, Inc. owed the Company approximately $6,542, primarily for royalties and purchases of products from the Company’s distribution division.
EXECUTIVE EMPLOYMENT AGREEMENTS
Severance and Change in Control Benefits
     Mr. Taft and Mr. Olgreen and the Company’s former Chief Financial Officer, Shawn Preator, each were parties to employment agreements with the Company for all or portions of fiscal 2006. These agreements provide for payment of severance benefits under certain circumstances. The severance benefits payable to Mr. Taft and the circumstances under which he would receive such benefits are addressed in his employment agreement, discussed below. Severance benefits were payable to Mr. Preator and Mr. Olgreen during part of fiscal 2006 under certain circumstances addressed in their employment agreements, also discussed below. The other named executive officers are not covered under employment agreements or a general severance plan and any severance benefits payable to them would be determined by the Compensation Committee in its discretion.
Mr. Taft
     Mr. Taft entered into an employment agreement with the Company on March 31, 2005, which Mr. Taft has agreed to amend. The agreement is for a term that currently extends through June 30, 2007. The agreement provides that Mr. Taft be paid a total salary in the first 12 months of $1.00 plus any bonus determined by the board. During the six-month period between April 2006 and September 2006, Mr. Taft has agreed to be paid a total salary of approximately $12,000. Pursuant to the agreement, Mr. Taft began receiving a salary at a rate of $300,000 per year in October 2006. In June 2007 Mr. Taft will be eligible for a total bonus potential of $338,000, of which $138,000 is guaranteed. The agreement also provides for a grant of 500,000 non-qualified stock options, with 50,000 of such options vesting immediately and the remainder vesting over three years. Mr. Taft may be terminated with or without cause, with the definition of cause including, but not limited to, breach of a monetary obligation to the Company, violation of the compensation agreement, fraud against the Company and failure to substantially perform required duties, each as described in the agreement.
     If the Company terminates Mr. Taft’s employment for cause, or if Mr. Taft terminates his employment voluntarily, he will be entitled to a payment in the amount of any unpaid salary accrued through the date of termination, any unreimbursed expenses properly incurred prior to the date of termination and rights granted to him under any executive benefit plan. If the Company terminates Mr. Taft’s employment without cause, he will be entitled to payment of the amounts described above, and, either (a) during the first 12 months of the agreement a lump sum amount equal to $25,000 for each full month he has been employed or (b) commencing on the first anniversary of his employment, an amount equal to 12 months of his then base salary. The amount would be paid, at the Company’s election, in lump sum or in monthly increments. If the Company terminates Mr. Taft’s employment within six months of a change of control he will be entitled to receive payment of all amounts payable under the agreement for termination or resignation with or without cause, plus all then unvested stock options will become immediately exercisable and remain exercisable for 90 days following the date of termination of employment. Mr. Taft may terminate his agreement for “good reason” at any time within six months after a “change of control” of the Company occurs, as those terms are defined in the agreement.
Termination Scenarios for Mr. Taft
     The following table is included solely to provide shareholders with a presentation of hypothetical cash severance and option vesting for Mr. Taft that would result under his employment agreement (as described more fully above), had a termination of employment or a change in control followed by a termination of employment occurred on June 25, 2006, the last day of the Company’s fiscal year.

	Salary and Bonus	Stock Options, Expenses and Other

Termination by company for cause or voluntary termination by executive	Unpaid salary accrued through the date of termination. Accrued and unpaid bonus through the date of termination.	Unreimbursed expenses incurred through the date of termination. Rights granted pursuant to executive benefit plan, in accordance with the terms of any such plan.

Termination by company without cause	Unpaid salary accrued through the date of termination. Accrued and unpaid bonus through the date of termination. An amount equal to 12 months of the executive’s then base salary, payable at the Company’s election in lump sum or monthly increments.	Unreimbursed expenses incurred through the date of termination. Rights granted pursuant to executive benefit plan, in accordance with the terms of any such plan.

Termination by executive for good reason within six months following change of control	Unpaid salary accrued through the date of termination. Accrued and unpaid bonus through the date of termination. An amount equal to 12 months of the executive’s then base salary, payable at the Company’s election in lump sum or monthly increments.	Unreimbursed expenses incurred through the date of termination. Rights granted pursuant to executive benefit plan, in accordance with the terms of any such plan. All unvested stock options immediately vest and remain exercisable for 90 days thereafter.

The actual value ultimately realized by Mr. Taft under the equity-based compensation awards set forth in the table will vary based upon, among other factors, the applicable termination provision of the employment agreement, the Company’s operating performance and fluctuations in the stock price of the Common Stock.

Mr. Olgreen and Mr. Preator
     On April 22, 2005, Mr. Preator and Mr. Olgreen each entered into an Executive Compensation Agreement with the Company. The agreements each provided for a term through December 31, 2005. Mr. Preator’s agreement provided for salary of not less than his then current salary of $150,000 and a bonus of not less than $30,000. Mr. Olgreen’s agreement provided for salary of not less than his then current salary of $168,000 and a bonus of not less than $33,600. Under the agreements each executive could be terminated with or without cause and each executive could terminate his employment for any reason or for no reason at all.
     Under the agreements, if the Company terminated Mr. Olgreen’s or Mr. Preator’s employment without cause, each would be entitled to a lump sum payment equal to six months of the executive’s then current annual salary plus a lump sum payment equal to any unpaid bonus the respective executive would have been entitled to receive had he worked through December 31, 2005. Upon such a termination each would receive for a period of six months following the date of termination of employment, all of the medical, life insurance and other benefits then currently provided to the respective executive, and a lump sum payment of the value of any accrued vacation days and any unpaid “extra days” (as defined in the Company’s employee policy manual) that the executive would have been entitled to receive if the executive had worked through December 31, 2005. If the Company terminated Mr. Olgreen or Mr. Preator for cause, the Company would be required to pay the respective executive salary plus accrued bonus, accrued vacation days and any unpaid “extra days” due to the executive through the date of termination. If Mr. Preator or Mr. Olgreen terminated his employment with or without any reason through December 31, 2005, the Company would be required to pay to the executive a lump sum payment equal to six months of the executive’s then current annual salary plus a lump sum payment equal to any unpaid bonus the executive would have been entitled to receive had he worked through December 31, 2005. Upon such a termination each would also receive a lump sum payment of the value of any accrued vacation days and any unpaid “extra days” that the executive would have been entitled to receive if the executive had worked through December 31, 2005.
     On December 28, 2005, Mr. Preator submitted his resignation as Chief Financial Officer of the Company, thereby becoming entitled to receive severance benefits under his employment agreement. The following table sets forth payments made to Mr. Preator under his employment agreement.

	Payment
		Unpaid	Accrued		Tax Gross-	Total
Reason for Payment	Salary[1]	Bonus[2]	Vacation[3]	Total	Up4	Payments
—
Termination by Mr. Preator without reason	$84,150	$15,000	$13,535	$112,685	—	$112,685
—

[1]	- Represents six months of severance pay and salary through January 11, 2006, Mr. Preator’s last date of employment

[2]	- Bonus amount accrued for the period from June 16, 2005 through December 31, 2005

[3]	- 80 hours of vacation time plus 104 hours of additional paid time off

4	– The termination payments were treated as a severance payment for tax purposes.

Mr. Preator also realized a gain of $26,400 on the exercise of 30,000 vested stock options on December 29, 2005. See “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” table above.

Director Compensation
     Employee directors do not receive any separate compensation for Board activities. Non-employee directors receive the compensation described below. In addition to an annual retainer, non-employee directors receive fees for each Board and committee meeting attended. Non-employee and employee directors are also reimbursed for their reasonable expenses in connection with attending Board and committee meetings.
     The total compensation paid to non-employee directors during fiscal 2006 was $135,250 plus reimbursement of expenses. The following table provides information on how the total amount was allocated.

	Cash		Committee	Equity
Name	Retainer [1]	Meeting Fees	Meeting Fees	Retainer	All Other [2]

Mark E. Schwarz	$23,000	$4,000	$500	—	$10,847
Ramon D. Phillips	17,000	4,000	1,500	—	—
Bobby L. Clairday[3]	17,000	3,000	0	—	1,675
John D. Harkey, Jr.	17,000	4,000	500	—	—
Robert B. Page[4]	17,000	4,000	1,000	—	3,480
Steven J. Pully	17,000	4,000	750	—	—

[1]	Includes a $6,000 retainer for Mr. Schwarz for services as Chairman of the Board.

[2]	This column includes the value of reimbursed expenses incurred by directors in connection with attending Board meetings or other activities directly related to the director’s services as a Board member.

[3]	During fiscal 2006 the Company withheld $7,250 in fees otherwise due to Mr. Clairday and offset those amounts against the Advance Foods Debt (defined below in “Certain Relationships and Related

Transactions”). The Company and Mr. Clairday reached an agreement in June 2006 regarding repayment of the debt (see “Certain Relationships and Related Transactions”).

[4]	While serving as Acting CEO of the Company from January 4, 2005 through March 30, 2005, Mr. Page received no compensation for serving as a director, except that he, like all Company directors, was eligible to receive reimbursement of expenses incurred in attending Board and committee meetings.
     In addition to annual and meeting fees, each non-employee director is eligible to receive stock option awards under the 2005 Non-Employee Directors Stock Option Award Plan (the “2005 Directors Plan”). Under the 2005 Directors Plan, eligible directors receive, as of the first day of the Company’s fiscal year, options for Common Stock equal to twice the number of shares of Common Stock purchased during the preceding fiscal year or purchased by exercise of previously granted options during the first ten days of the current fiscal year. On the first day of the first fiscal year immediately following the day on which a non-employee director became eligible to participate in the 2005 Directors Plan, that director would receive options to acquire two shares of Common Stock for each share of Common Stock owned by such director on the first day of the fiscal year. Stock options granted under the 2005 Directors Plan have an exercise price equal to the market price of the Common Stock on the date of grant and are first exercisable one year after grant. Each eligible director will be entitled to options for no more than 40,000 shares per fiscal year under the terms of the 2005 Directors Plan.
     In fiscal 2006, stock options for 20,000 shares were granted to Mr. Harkey pursuant to the 2005 Directors Plan at an exercise price of $2.74 per share. The $2.74 price per share is the closing price of the Common Stock on June 27, 2005, the date all such options were granted. See “Equity Compensation Plan Information” below.

STOCK PERFORMANCE GRAPH
     The following graph compares the cumulative annual total shareholder return (change in share price plus reinvestment of any dividends) on the Common Stock versus two indexes for the past five fiscal years. The graph assumes $100 was invested on the last trading day of the fiscal year ending June 24, 2001. Prior to the first quarter of fiscal year 1998 and subsequent to the second quarter of fiscal year 2001, the Company did not pay cash dividends on its Common Stock during the applicable period. The Dow Jones Equity Market Index is a published broad equity market index. The Dow Jones Travel and Leisure U.S. Restaurants and Bars Index is compiled by Dow Jones and Company, Inc., and replaces the Dow Jones Entertainment and Leisure Restaurant Index charted in this graph in previous years. The Dow Jones U.S. Restaurants and Bars Index is composed of 104 public companies, including the Company, engaged in restaurant or related business.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG PIZZA INN, INC., THE DOW JONES US EQUITY MARKET INDEX
AND THE DOW JONES US RESTAURANTS & BARS INDEX

*	100 invested on 6/24/01 in stock or index-incuding reinvestment of dividends.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth information, as of November 5, 2006, concerning beneficial ownership by:
▪	Holders of more than 5% of the Company’s Common Stock;

▪	Company directors and each of the named executive officers set forth in the Summary Compensation Table set forth below; and

▪	Company directors and executive officers as a group (seven directors and six executive officers).
     The information provided in the table is based upon the Company’s records, information filed with the SEC and information provided to the Company, except where otherwise noted.
     The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire as of January 4, 2007 (60 days after November 5, 2006) through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

	Shares
Name of	Beneficially	Percent
Beneficial Owner	Owned	of Class

Beneficial owners of more than 5%

Newcastle Partners, L.P.(a) Newcastle Capital Management, L.P. Newcastle Capital Group, L.L.C. 300 Crescent Court, Ste. 1110 Dallas, TX 75201	4,139,990	40.80%

Hoak Public Equities, L.P.(b) Hoak Fund Management, L.P. 500 Crescent Court, Ste. 220 Dallas, TX 75201	525,000	5.18%

Current directors and named executive officers

Mark E. Schwarz (a)(c)	4,184,990	41.30%
Robert B. Page	0	0
Bobby L. Clairday (d)	7,336	*
Ramon D. Phillips (e)	16,923	*
Steven J. Pully (a)(c)	26,787	*
John D. Harkey, Jr. (c)	30,000	*
Timothy P. Taft (c)	331,205	3.27%
Ward T. Olgreen (c)	114,156	1.13%
Darrell G. Smith	0	0
Danny K. Meisenheimer	922 *
Jack A. Odachowski	1,000 *

New nominee directors

Steven M. Johnson	0	0
James K. Zielke	0	0

All directors, nominees and executive officers as a group	4,592,655	45.30%

*	Represents holdings of less than one percent.

(a)	Newcastle Capital Management, L.P. is the general partner of Newcastle Partners, L.P., Newcastle Capital Group, L.L.C. is the general partner of Newcastle Capital Management, L.P., and Mark E. Schwarz is the managing member of Newcastle Capital Group, L.L.C. Accordingly, each of Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C. and Mr. Schwarz may be deemed to beneficially own the shares of Common Stock beneficially owned by Newcastle Partners, L.P. In addition, Newcastle Partners, L.P., Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C., Mr. Schwarz and Mr. Pully are members of a Section 13d reporting group and may be deemed to beneficially own shares of Common Stock owned by the other members of the group. Newcastle Partners, L.P., Mr. Schwarz and Mr. Pully also directly own shares of Common Stock. Mr. Pully disclaims beneficial ownership of the shares of Common Stock beneficially owned by Newcastle Partners, L.P. Mr. Schwarz directly owns 15,000 shares of Common Stock, including options to acquire 30,000 shares of Common Stock.

(b)	Hoak Fund Management, L.P. is the general partner of Hoak Public Equities, L.P., James M. Hoak & Co. is the general partner of Hoak Fund Management, L.P., and J. Hale Hoak is the President of James M. Hoak & Co. Accordingly, each of Hoak Fund Management, L.P., Hoak Public Equities, L.P, James M. Hoak & Co., and Mr. Hoak may be deemed to own the shares of Common Stock beneficially owned by Hoak Public Equities, L.P. Dorothy Tyson Hoak, the spouse of J. Hale Hoak, beneficially owns 5,000 shares of Common Stock as to which beneficial ownership is disclaimed by Hoak Public Equities, L.P.

(c)	Includes vested options and options vesting as of January 4, 2007 (60 days after November 5, 2006) under the Company’s stock option plans, as follows: 30,000 shares for Mr. Schwarz; 17,858 shares for Mr. Pully; 150,000 shares for Mr. Taft; 20,000 shares for Mr. Harkey; and 52,000 shares for Mr. Olgreen.

(d)	Mr. Clairday shares voting and investment power for these shares with his wife, Iva Clairday.

(e)	Mr. Phillips shares voting and investment power for 5,333 shares with the other shareholders of Wholesale Software International, Inc.
Equity Compensation Plan Information
     The following table sets forth information as of June 25, 2006 regarding the Company’s equity compensation plans.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights (a)	warrants and rights	column (a)) (b)

Equity compensation plans approved by security holders	200,858	$3.13	1,437,758

Equity compensation plans not approved by security holders (c)	500,000	$2.50	0

Total	700,858	$2.68	1,437,758

(a)	In fiscal year 2006, stock options for 20,000 shares were granted to Mr. Harkey at an exercise price of $2.74 per share. Such options were granted pursuant to the 2005 Non-Employee Director Stock Option Award Plan. No options have been granted pursuant to the 2005 Plan. As of June 25, 2006, there were 138,000 vested and unexercised stock options outstanding under the 1993 Employee Stock Award Plan and the 1993 Outside Directors Stock Award Plan, at various exercise prices. The 1993 Employee Stock Award Plan and the 1993 Outside Directors Stock Award Plan expired in September 2003 and no further options may be granted under either plan.

(b)	Under the 2005 Plan 1,000,000 shares are authorized and available for future option grants. Under the 2005 Non-Employee Director Stock Option Award Plan 500,000 shares were authorized and 437,758 are available for future option grants as of June 25, 2006. There are no shares available for grant under the 1993 Employee Stock Award Plan and the 1993 Outside Directors Stock Award Plan, both of which expired in September 2003.

(c)	Reflects shares granted to Mr. Taft in March 2005 pursuant to a Nonqualified Stock Option Agreement described in “Compensation Committee Report on Executive Compensation – Executive Employment Agreements” above.

Item 13. Certain Relationships and Related Transactions.
     The Company is a business organization with diverse operations, and it engages in hundreds of purchase, sale and other transactions annually. Other than as specifically set forth herein we currently have no business arrangements with corporations and other organizations in which a Company director, executive officer or nominee for director may also be a director, trustee or investor or have some other direct or indirect relationship.
     Bobby L. Clairday is President and sole shareholder of Clairday Food Services, Inc. and is sole shareholder of Advance Food Services, Inc., both of which are franchisees of the Company. Mr. Clairday also holds area development rights in his own name. Mr. Clairday currently operates 10 restaurants in Arkansas, either individually or through the corporations noted above. As franchisees, the two corporations purchase a majority of their food and other supplies from the Company’s distribution division. In fiscal year 2006, purchases by these franchisees made up 6.5% of the Company’s food and supply sales. Royalty payments, license fees and area development fees from Mr. Clairday and such franchisees made up 3.5% of the Company’s franchise revenues in fiscal year 2006. As of June 25, 2006, Advance Food Services, Inc. and Clairday Food Services, Inc. collectively owed the Company approximately $442,000, primarily for royalties and purchases of products from the Company’s distribution division.
     In addition to normal trade receivables, Advance Food Services, Inc. owed the Company approximately $339,000 (“Advance Foods Debt”), representing amounts incurred by Advance Foods, Inc. for royalty and advertising fee payments and Norco product deliveries during a period in 1996 and 1997 following Mr. Clairday’s sale of that company to unrelated third parties and prior to his reacquisition of the company in 1997. Mr. Clairday had guaranteed payment of approximately $236,000 of the Advance Foods Debt (“Guaranteed Amount”). During fiscal 2005 the Company applied against the Guaranteed Amount of the Advance Foods Debt approximately $7,250 in board fees due Mr. Clairday, and on June 20, 2006 the Company and Mr. Clairday entered into an agreement whereby Mr. Clairday paid the Company the remaining balance of the Guaranteed Amount. Approximately $76,000, representing the amount of the Advance Foods Debt either in dispute or not guaranteed by Mr. Clairday, was recognized by the Company as uncollectable. Mr. Clairday is a director of the Company not standing for reelection.
     Ramon Phillips, one of the Company’s directors, is an owner and officer of Wholesale Software International, Inc. a franchisee of the Company that currently operates one restaurant in Oklahoma. Purchases by this franchisee comprised 0.4% of the Company’s total food and supply sales in fiscal 2006. Royalties from this franchisee comprised 0.4% of the Company’s total franchise revenues in fiscal 2006. As of June 25, 2006, Wholesale Software International, Inc. owed the Company approximately $10,000, primarily for royalties and purchases of products from the Company’s distribution division.
     The Company’s Interim Chief Financial Officer, Clinton J. Coleman, is an employee of Newcastle Capital Management, L.P., the general partner of Newcastle Partners, L.P. (“Newcastle”), which is the Company’s largest shareholder. Mr. Coleman assumed the role of Interim Chief Financial Officer in July 2006 and has agreed to serve in such capacity until the Company hires a permanent Chief Financial Officer. The Company has agreed to pay Mr. Coleman compensation of $3,500 per week while he serves as Interim Chief Financial Officer. Pursuant to an agreement with Mr. Coleman, the Company has accrued Mr. Coleman’s compensation expense since his appointment as Interim Chief Financial Officer and anticipates paying that expense in the near future. Mr. Coleman does not receive any other salary, bonus, benefits or perquisites from the Company.
     The Board has nominated for election at the annual meeting of shareholders two candidates, Steven M. Johnson and James K. Zielke, who are officers and directors of Fox & Hound Restaurant Group. Fox & Hound Restaurant Group is partially owned by Newcastle Partners, L.P., which is the Company’s largest shareholder.

Item 14. Principal Accounting Fees and Services.
     The following table shows the fees the Company paid or accrued for audit and other services provided by BDO Seidman, LLP in fiscal 2005 and 2006.

	BDO Seidman
	2005	2006

Audit Fees	$82,980	$175,194
Audit-Related Fees	21,350	15,149
Tax Fees	7,575	7,950
All Other Fees	—	—

Total	$111,905	$198,293
Audit Fees. This category represents aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended June 26, 2005 and June 25, 2006, respectively, and the reviews of the financial statements included in the Company’s Forms 10-Q for those years.
Audit-Related Fees. These fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefits plans, review of the Company’s 2006 Uniform Franchise Offering Circular and providing consent to include audited financial statements, and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.
Tax Fees. These fees consist of amounts billed by BDO Seidman, LLP for tax services, including preparation and review of the Company’s federal and state income tax returns, during fiscal years 2005 and 2006.
All Other Fees. No fees falling within this category were paid to BDO Seidman, LLP during fiscal years 2005 and 2006.
     In considering and authorizing these payments to the independent auditors for services unrelated to performance of the audit of the Company’s financial statements, the Audit Committee has determined that all such services undertaken by the independent auditors are not inconsistent with the independent auditor’s performance of the audit and financial statement review functions and are compatible with maintaining the independent auditor’s independence.
Policy of the Audit Committee for Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor
     The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of, the independent auditor. In accordance with Audit Committee policy and the requirements of law, all services to be provided by BDO Seidman, LLP are pre-approved by the Audit Committee. Pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget. In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. In fiscal 2006, 100% of all audit services and non-audit services performed by BDO Seidman, LLP were pre-authorized by the Audit Committee.

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
3.2	Restated Articles of Incorporation

15.1	Charter of the Audit Committee of the Board of Directors, as amended on October 18, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2006	By:	/s/ Clinton J. Coleman Clinton J. Coleman
Interim Chief Financial Officer Treasurer (Principal Accounting Officer) (Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date

/s/Mark E. Schwarz Mark E. Schwarz Director and Chairman of the Board	November 29, 2006

/s/Ramon D. Phillips Ramon D. Phillips Director and Vice Chairman of the Board	November 29, 2006

/s/ Bobby L. Clairday Bobby L. Clairday Director	November 29, 2006

/s/ John D. Harkey, Jr. John D. Harkey, Jr. Director	November 29, 2006

/s/Robert B. Page Robert B. Page Director	November 29, 2006

/s/ Steven J. Pully Steven J. Pully Director	November 29, 2006

/s/ Timothy P. Taft	November 29, 2006
Timothy P. Taft President and Chief Executive Officer (Principal Executive Officer) Director