Form 10-Q
period 2006-12-24
PIZZA INN INC /MO/
filed 2007-02-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2006

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
(469) 384-5000
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 30, 2007, 10,138,494 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.
Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the three months and six months ended December 24, 2006 and December 25, 2005 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended December 24, 2006 and December 25, 2005 (unaudited)	3

	Condensed Consolidated Balance Sheets at December 24, 2006 (unaudited) and June 25, 2006	4

	Condensed Consolidated Statements of Cash Flows for the six months ended December 24, 2006 and December 25, 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

	Signatures	36
First Amendment to Purchase and Sale Agreement
Compromise Settlement Agreement and Mutual Release
Financing Agreement
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
REVENUES:

Food and supply sales	$10,232	$11,215	$20,620	$22,523
Franchise revenue	1,118	1,199	2,307	2,379
Restaurant sales	375	339	745	557
Gain on sale of assets	554	—	564	147
Rental income	146	—	179	—

	12,425	12,753	24,415	25,606

COSTS AND EXPENSES:
Cost of sales	10,207	11,060	20,385	22,153
Franchise expenses	746	793	1,418	1,601
General and administrative expenses	1,154	1,581	2,745	3,171
Provision for litigation costs	(108)	—	302	—
Interest expense	274	199	474	368

	12,273	13,633	25,324	27,293

INCOME (LOSS) BEFORE INCOME TAXES	152	(880)	(909)	(1,687)

Credit for income taxes	—	(279)	—	(596)

NET INCOME (LOSS)	$152	$(601)	$(909)	$(1,091)

Basic income (loss) per common share	$0.01	$(0.06)	$(0.09)	$(0.11)

Diluted income (loss) per common share	$0.01	$(0.06)	$(0.09)	$(0.11)

Weighted average common shares outstanding	10,138	10,108	10,138	10,119

Weighted average common and potential dilutive common shares outstanding	10,138	10,108	10,138	10,119

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
Net income (loss)	$152	$(601)	$(909)	$(1,091)
Interest rate swap gain (loss) — (net of tax benefit (expense) of $0 and $24 and $0 and $53, respectively)	—	46	14	102

Comprehensive income (loss)	$152	$(555)	$(895)	$(989)

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 24,	June 25,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287	$184
Accounts receivable, less allowance for doubtful accounts of $331 and $324, respectively	2,625	2,627
Accounts receivable — related parties	364	452
Notes receivable, current portion, less allowance	28	52
Inventories	1,560	1,772
Assets held for sale	383	—
Current deferred income tax asset	1,138	1,145
Prepaid expenses and other	411	299

Total current assets	6,796	6,531

LONG-TERM ASSETS
Property, plant and equipment, net	1,008	11,921
Non-current notes receivable	16	20
Re-acquired development territory, net	335	431
Deposits and other	305	98

	$8,460	$19,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$2,843	$2,217
Accrued litigation expenses	410	2,800
Other accrued expenses	1,839	1,991
Current portion of long-term debt	—	8,044

Total current liabilities	5,092	15,052

LONG-TERM LIABILITIES
Other long-term liabilities	654	437

	5,746	15,489

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 26,000,000 shares; issued 15,090,319 and 15,090,319 shares, respectively; outstanding 10,138,494 and 10,138,494 shares, respectively	151	151
Additional paid-in capital	8,523	8,426
Retained earnings	13,684	14,593
Accumulated other comprehensive loss	—	(14)
Treasury stock at cost Shares in treasury: 4,951,825 and 4,951,825, respectively	(19,644)	(19,644)

Total shareholders’ equity	2,714	3,512

	$8,460	$19,001

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 24,	December 25,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(909)	$(1,091)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	448	568
Deferred rent expense	3	31
Stock compensation expense	97	197
Litigation expense accrual	302	—
Gain on sale of assets	(564)	(147)
Deferred revenue	196	—
Changes in operating assets and liabilities:
Notes and accounts receivable	118	195
Inventories	212	(425)
Accounts payable — trade	626	645
Accrued expenses	(3,096)	(385)
Prepaid expenses and other	(331)	70

Cash used in operating activities	(2,898)	(342)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	11,319	474
Capital expenditures	(248)	(1,315)

Cash provided by (used for) investing activities	11,071	(841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(26)	—
Change in line of credit, net	—	1,381
Repayments of long-term bank debt	(8,044)	(209)
Proceeds from exercise of stock options	—	22

Cash (used for) provided by financing activities	(8,070)	1,194

Net increase in cash and cash equivalents	103	11
Cash and cash equivalents, beginning of period	184	173

Cash and cash equivalents, end of period	$287	$184

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Six Months Ended
	December 24,	December 25,
	2006	2005
CASH PAYMENTS FOR:

Interest	$495	$367

NON CASH FINANCING AND INVESTING ACTIVITIES:

(Loss) gain on interest rate swap	$22	$154
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

Fiscal Year

Fiscal second quarters ended December 24, 2006 and December 25, 2005 both contained 13 weeks.

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

New Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements. In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards SFAS) Number 5, Accounting for Contingencies, in the evaluating the recognition and measurement of uncertain tax positions. The Company will be required to adopt FIN 48 on June 25, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements, SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted account principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on June 30, 2008. The Company has not completed its evaluation of the impact of adoption SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

(3)	The Company entered into an amendment to its existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that would have expired on October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provided, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in the second quarter of fiscal 2007 was higher than the rate structure described above due to the events of default described below. Amounts outstanding under the Revolving Credit Agreement as of December 24, 2006 and June 25, 2006 were $0.0 million and $1.7 million, respectively. Property, plant and equipment, inventory and accounts receivable of the Company had been pledged for the Revolving Credit Agreement.

The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortized over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement was also payable monthly. Interest was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. Amounts outstanding under the Term Loan Agreement as of December 24, 2006 and June 25, 2006 were $0.0 million and $6.3 million, respectively. Property, plant and equipment, inventory and accounts receivable had been pledged for the Term Loan Agreement.

On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005, the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default existed under the Revolving Credit Agreement. As a result of the continuing event of default, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement had been reclassified as a current liability on the Company’s balance sheet since that date.

On November 28, 2005, Wells Fargo notified the Company that, as a result of the default, Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.

On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $2,250,000 at any one time.

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

On November 5, 2006, the Company and Wells Fargo entered into a Supplemental Limited Forbearance Agreement (the “Supplemental Forbearance Agreement”), under which Wells Fargo agreed to forbear until December 28, 2006 (the “Supplemental Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, subject to the conditions described below. Under the Supplemental Forbearance Agreement, Wells Fargo also agreed to fund additional advances on the Revolving Credit Loans during the Supplemental Forbearance Period, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $2,020,000 at any one time, which amount was not to be reduced by a $230,000 letter of credit issued to one of the Company’s insurers. The commencement of the Supplemental Forbearance Period was conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle (the “Newcastle L/C”), which was issued on November 10, 2006.

In connection with the Newcastle L/C, also on November 10, 2006, the Company and Newcastle entered into an agreement (the “Reimbursement Agreement”) whereby the Company agreed to (i) reimburse Newcastle for a maximum of $15,000 of its expenses payable to its general partner, (ii) reimburse Newcastle for its out-of-pocket expenses incurred in obtaining and issuing the Newcastle L/C, and (iii) indemnify and hold harmless Newcastle and its officers and affiliates from certain potential costs, expenses and liabilities that they may incur or be subjected to that may arise in connection with the Newcastle L/C, the Supplemental Forbearance Agreement

and the Reimbursement Agreement. On November 10, 2006, the Company and Newcastle also entered into (i) a promissory note agreement that provided that if the Newcastle L/C was drawn on then it would have been evidenced by a $1.5 million note issued to Newcastle that would have accrued interest at a rate equal to Prime plus an interest rate margin of 5.00% and (ii) a security agreement granting Newcastle an interest in certain of the Company’s tangible and intangible assets, which was subordinate to Wells Fargo’s security interests in such assets under the Loan Agreements. The Newcastle L/C could have been drawn on by Wells Fargo to pay down the Company’s outstanding debt if there had been certain new events of default during the Supplemental Forbearance Period or if the Supplemental Forbearance Period expired and was not extended before the Company’s obligations to Wells Fargo were paid in full. As of November 13, 2006, the Company had satisfied all of the conditions to the commencement of the Supplemental Forbearance Period. There were no new events of default during the Supplemental Forbearance Period, and the Newcastle L/C was not drawn upon by Wells Fargo.

On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by December 15, 2006 and deposited an additional $100,000 of earnest money by December 19, 2006, and (ii) upon closing Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006.

The Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo and then terminated the Revolving Credit Agreement, the Term Loan Agreement, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle regarding the Newcastle L/C were also terminated. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements, as discussed below. As of December 24, 2006 the Company had no debt outstanding.

The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement had a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and would end November 19, 2007. The swap’s notional amount amortized over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss was reported in earnings immediately. The interest rate swap was terminated on November 7, 2006, and the Company realized a loss of $42,000 based upon the fair value of the interest rate swap at that time.

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is provided for at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans. As of February 6, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000.

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

On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Parker Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. In addition, all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. As of December 24, 2006 there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.

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

The parties were unable to renegotiate the Beverage Agreement, and the Company contended that PepsiCo did not cure each of the instances of default set forth in the Company’s April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the petition, PepsiCo alleged that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo sought damages of approximately $2.6 million, an amount PepsiCo believed represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company had not earned. The Company filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damage for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company’s account. The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it had no obligation to purchase additional quantities of beverage products.

On December 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of December 24, 2006 the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company reduced to zero $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006.

(7)	On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. The Company has not made any accrual for such amounts as of December 24, 2006. This matter is set for trial beginning on October 1, 2007.

(8)	On November 9, 2006, the Company received a staff delinquency notice from the Nasdaq Stock Exchange, LLP (“Nasdaq”) stating that, based upon information disclosed in the Company’s Form 10-Q for the period ended September 24, 2006, the Company fails to comply with the minimum shareholders’ equity, minimum market value of listed securities, and minimum net income requirements for continued listing on The Nasdaq Capital Market, as set forth in Marketplace Rule 4310(c)(2)(B). The notice further stated that if the Company did not provide Nasdaq, on or before November 24, 2006, with a specific plan to achieve and maintain compliance with at least one of the three listing requirements, or if Nasdaq determines that a plan submitted by the Company does not adequately address the deficiencies noted, the Company’s securities would thereafter be delisted.

On November 24, 2006, the Company submitted to Nasdaq a proposed plan to regain compliance with the minimum shareholders’ equity listing requirement through the realization of a gain on the sale of the Company’s corporate office building and distribution facility in connection with the Sale-Leaseback Agreement entered into with Vintage, discussed previously. The plan further proposed that the Company anticipates remaining in compliance with the minimum shareholders’ equity listing requirement in the future by generating net income that will be accretive to shareholders’ equity. Such net income projections were based upon, among other things, the realization of certain anticipated cost savings and an anticipated decrease in legal fees as a result of the settlement of certain litigated and arbitrated matters.

On December 4, 2006, Nasdaq notified the Company that it believes that the Company has presented a definitive plan evidencing its ability to achieve and sustain compliance with the minimum shareholders’ equity listing requirement and therefore determined to grant the Company an extension of time through January 12, 2007, provided that on or before that date the Company must, among other actions, complete the sale of its corporate office building and distribution facility and furnish to Nasdaq a publicly available report that includes an affirmative statement that as of the date of the report the Company believes it has regained compliance with the shareholders’ equity requirement.

On January 11, 2007, the Company publicly announced that it believes it has regained compliance with the minimum shareholders’ equity requirement of $2,500,000 set forth in Nasdaq Marketplace Rule 4310(c)(2)(B)(i). Furthermore, the Company also stated that it believes that its financial performance in future periods will allow it to maintain compliance with the Nasdaq shareholders’ equity requirement. On January 12, 2007, Nasdaq notified the Company that, based on the Company’s announcement on January 11, 2007, the Company complies with Nasdaq Marketplace Rule 4310(c)(2)(B)(i), conditioned upon evidence of the Company’s compliance in the Company’s next periodic filing. Because the shareholders’ equity stated in this Form 10-Q is greater than $2,500,000, the Company believes that it is now in full compliance with Nasdaq Marketplace Rule 4310(c)(2)(B)(i).

In a separate matter, on December 19, 2006, the Company notified Nasdaq that the Company is aware that it fails to satisfy the audit committee composition requirements under Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee of the Company’s Board of Directors. Nasdaq Marketplace Rule 4350(d)(2)(A) requires an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (subject to the exemptions provided in Exchange Act Rule 10A-3(c)). As a result, on January 8, 2007, the Company received a staff deficiency letter from Nasdaq indicating that the Company fails to comply with that same rule. In the letter, Nasdaq notified the Company that Nasdaq will provide the Company until April 16, 2007 to regain compliance. The Company is currently considering its alternatives for regaining compliance with the Nasdaq audit committee composition requirements.

(9)	The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended December 24, 2006
BASIC EPS
Income Available to Common Shareholders	$152	10,138	$0.01
DILUTED EPS
Income Available to Common Shareholders & Assumed Conversions	$152	10,138	$0.01

Three Months Ended December 25, 2005
BASIC EPS
Loss Available to Common Shareholders	$(601)	10,108	$(0.06)
DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(601)	10,108	$(0.06)

Six Months Ended December 24, 2006
BASIC EPS
Loss Available to Common Shareholders	$(909)	10,138	$(0.09)
DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(909)	10,138	$(0.09)

Six Months Ended December 25, 2005
BASIC EPS
Loss Available to Common Shareholders	$(1,091)	10,108	$(0.11)
DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(1,091)	10,108	$(0.11)

For the three and six month period ended December 25, 2005 and the six month period ended December 24, 2006, in-the-money options to purchase 45,000, 43,000, and 55,000 shares of common stock, respectively, at share prices ranging from $2.00 to $5.00 were not included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss in those periods. For the quarter ending December 24, 2006 options to purchase shares of common stock were not included in the computation of diluted EPS because the average market price per share was below the option price for all outstanding options.

(10)	The Company had $383,000 and $0 of assets classified as assets held for sale as of December 24, 2006 and June 25, 2006, respectively. As of December 24, 2006, $307,000 of such amount represents the net book value of the Company’s Company-owned restaurant located in Little Elm, Texas. The remaining $76,000 of assets held for sale as of December 24, 2006 represents the net book value of miscellaneous trailers and other transportation equipment. For those asset groups classified as held for sale, each asset group is valued at the lower of its carrying amount or estimated fair value less cost to sell.

As discussed above, on December 19, 2006, the Company sold its corporate office building and distribution facility to Vintage pursuant to the Sale-Leaseback Agreement for $11.5 million. The Company realized a total gain on the sale of the property of $1,040,000, of which $714,000 was related to the sale of the distribution facility and was recognized in the fiscal second quarter ended December 24, 2006. The remaining $326,000 of the gain is related to the sale of the office building and has been deferred and will be recognized ratable over the 10-year term of the office lease as a reduction to rent expense. The Company has accounted for this transaction using sale-leaseback accounting based on a lack of continuing involvement with the property beyond that of a normal operating lease agreement. In separate transactions, the Company recognized a net loss of $160,000 on the sale of various warehouse equipment and trailers that the Company no longer needed as a result of the recent outsourcing of certain services related to its distribution operation.

(11)	Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company’s reportable segments for the three month and six months periods ended December 24, 2006 and December 25, 2005 (in thousands). Operating income and loss excludes gains on sale of assets, rental income, interest expense, and income tax provision.

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2006	2005	2006	2005
Net revenues:
Food and equipment distribution	$10,232	$11,215	$20,620	$22,523
Franchise and other	1,493	1,538	3,052	2,936
Gain on sale of assets	554	—	564	147
Rental income	146	—	179	—
Intersegment revenues	126	417	276	496

combined	12,551	13,170	24,691	26,102
Less intersegment revenues	(126)	(417)	(276)	(496)

Consolidated revenues	$12,425	$12,753	$24,415	$25,606

Depreciation and amortization:
Food and equipment distribution	$30	$135	$156	$266
Franchise and other	82	81	176	148

combined	112	216	332	414
Corporate administration and other	25	76	116	154

Depreciation and amortization	$137	$292	$448	$568

Interest expense:
Food and equipment distribution	$153	$111	$265	$205
Franchise and other	—	1	1	2

combined	153	112	266	207
Corporate administration and other	121	87	208	161

Interest expense	$274	$199	$474	$368

Operating (loss) income:
Food and equipment distribution (1)	$(442)	$(415)	$(716)	$(724)
Franchise and other (1)	295	220	683	446
Intersegment profit	31	45	66	65

combined	(116)	(150)	33	(213)
Less intersegment profit	(31)	(45)	(66)	(65)
Corporate administration and other	(127)	(486)	(1,145)	(1,188)

Operating loss	$(274)	$(681)	$(1,178)	$(1,466)

Geographic information (revenues):
United States	$12,159	$12,565	$23,688	$25,101
Foreign countries	266	188	727	505

Consolidated total	$12,425	$12,753	$24,415	$25,606

(1)	Does not include full allocation of corporate administration.

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
Results of Operations
Overview
     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name “Pizza Inn”. Our distribution division is Norco Restaurant Services Company (“Norco”). At December 24, 2006, there were 364 domestic and international Pizza Inn restaurants, consisting of three Company-owned restaurants and 361 franchised restaurants. The 287 domestic restaurants consisted of: (i) 170 buffet restaurants (“Buffet Units”) that offer dine-in, carry-out, and, in many cases, delivery services; (ii) 47 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 70 express units (“Express Units”) typically located within a convenience store, college campus building, airport terminal, or other commercial facility that offers quick carry-out service from a limited menu. The 287 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. The 77 international restaurants were located in 9 foreign countries.
     Diluted loss per common share decreased to ($0.09) from ($0.11) for the six month period ended December 24, 2006 compared to the comparable period in the prior year. Net loss for the six month period ended December 24, 2006 decreased $182,000 to ($909,000) from ($1,091,000) for the comparable period in the prior year, on revenues of $23,672,000 in the current fiscal year and $25,459,000 in the prior fiscal year. Pre-tax loss for the six month period ended December 24, 2006 compared to the comparable period in the prior year decreased by $778,000 primarily due to a $564,000 net gain on various assets sold during that six month period, with the most significant asset sale being the sale of the Company’s corporate office building and distribution facility.

     Management believes that key performance indicators in evaluating financial results include domestic chainwide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	December 24,	December 25,
	2006	2005
Domestic retail sales Buffet Units (in thousands)	$27,665	$29,044
Domestic retail sales Delco Units (in thousands)	$3,180	$3,436
Domestic retail sales Express Units (in thousands)	$1,733	$2,094

Average number of domestic Buffet Units	171	186
Average number of domestic Delco Units	47	52
Average number of domestic Express Units	66	69

	Six Months Ended
	December 24,	December 25,
	2006	2005
Domestic retail sales Buffet Units (in thousands)	$56,362	$59,437
Domestic retail sales Delco Units (in thousands)	$6,444	$6,812
Domestic retail sales Express Units (in thousands)	$3,692	$4,405

Average number of domestic Buffet Units	175	190
Average number of domestic Delco Units	48	51
Average number of domestic Express Units	68	69
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
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended December 24, 2006 decreased 9%, or $983,000, to $10,232,000 from $11,215,000 compared to the same period last year. The decrease in sales for the three month period ended December 24, 2006 compared to the three month period ended December 25, 2005 is primarily due to a decline of 5.8% in overall domestic chainwide retail sales which negatively impacted Norco product sales by approximately $639,000; lower block cheese prices, which decreased sales by approximately $239,000; $251,000 lower equipment sales which were slightly offset by greater sales to existing franchisees of $116,000 net of the impact of the Company’s decision to reduce prices for certain products delivered to franchisees over the past year. Food and supply sales for the six month period ended December 24, 2006 decreased 8%, or $1,903,000 to $20,620,000 from $22,523,000 compared to the same period last year. The decrease for the six month period ended December 24, 2006 is primarily due to a decline of 5.9% in overall domestic chainwide retail sales, which negatively impacted Norco product sales by approximately $1,338,000; lower block cheese prices, which negatively impacted sales by approximately $631,000; lower equipment sales which negatively impacted sales by $208,000, which were offset by higher sales to existing franchisees of approximately $266,000, net of the impact of the Company’s decision to reduce prices for certain products delivered to franchisees over the past year.

Franchise Revenue
     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 7%, or $81,000 to $1,118,000 from $1,199,000 for the three month period ended December 24, 2006 compared to the same period last year, due to the impact on royalty income as a result of the decline of 5.8% in overall domestic chainwide retail sales. Franchise revenue decreased 3%, or $72,000 to $2,307,000 from $2,379,000 for the six month period ended December 24, 2006 compared to the same period last year, primarily due to the impact on royalties as a result of the decline of 5.9% in overall domestic chainwide retail sales. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	December 24,	December 25,
	2006	2005
Domestic royalties	$967	$1,036
International royalties	106	71
International franchise fees	5	—
Domestic franchise fees	40	92

Franchise revenue	$1,118	$1,199

	Six Months Ended
	December 24,	December 25,
	2006	2005
Domestic royalties	$1,977	$2,121
International royalties	209	158
International franchise fees	33	—
Domestic franchise fees	88	100

Franchise revenue	$2,307	$2,379

Restaurant Sales
     Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 11%, or $36,000 to $375,000 from $339,000 for the three month period ended December 24, 2006 compared to the same period of the prior year primarily due to three new store Buffet Units being open in the current year versus two buffets and a smaller Delco Unit, which was closed during the previous fiscal year. Restaurant sales increased 34%, or $188,000 to $745,000 from $557,000 for the six month period ended December 24, 2006 compared to the same period of the prior year primarily due to three new store Buffet Units being open in the current year versus two buffets and a smaller Delco Unit, which was closed during the previous fiscal year. The following chart summarizes the sales by Company owned restaurants (in thousands):

	Three Months Ended
	December 24,	December 25,
	2006	2005
Buffet Units	$375	$259
Delco Unit	—	80

Restaurant sales	$375	$339

	Six Months Ended
	December 24,	December 25,
	2006	2005
Buffet Units	$745	$394
Delco Unit	—	163

Restaurant sales	$745	$557

Costs and Expenses
Cost of Sales
     Cost of sales decreased $853,000 to $10,207,000 from $11,060,000 for the three month period ended December 24, 2006 compared to the same period in the prior year and decreased 8%, or $1,768,000 to $20,385,000 from $22,153,000 for the six month period ended December 24, 2006 compared to the same period in the prior year. These decreases are primarily the result of lower food and supply sales resulting from lower retail sales as previously discussed. Cost of sales, as a percentage of food and supply and restaurant sales for the six month periods ended December 24, 2006 decreased to 95% from 96% for the same periods last year. The Company experiences fluctuations in commodity prices (most notably, block cheese prices), increases in transportation costs (particularly in the price of diesel fuel) and net gains or losses in the number of restaurants open in any particular period, among other things, all of which have impacted operating margins over the past several quarters to some extent. Future fluctuations in these factors are difficult for the Company to meaningfully predict with any certainty. The Company’s commencement of the outsourcing of certain of its warehouse management and delivery services for the distribution of food product to restaurants will likely result in a decreased cost of sales relative to recent trends because the aggregate fees paid to the third-party distributors are expected to be lower than the Company’s current cost structure to provide those same services. Such outsourcing commenced in November 2006, but the Company did not realize a reduction in cost of goods sold during the three months ended December 24, 2006 due to the incurrence of certain transition expenses related to the outsourcing.
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs decreased 6%, or $47,000 to $746,000 from $793,000 for the three month period ended December 24, 2006 compared to the same period last year and 11%, or $183,000 to $1,418,000 from $1,601,000 for the six month period ended December 24, 2006 compared to the same period in the prior year. These decreases are primarily the result of lower payroll expenses. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	December 24,	December 25,
	2006	2005
Payroll	$439	$553
Tradeshows, contributions and testing	129	31
Travel	72	98
Other	106	111

Franchise expenses	$746	$793

	Six Months Ended
	December 24,	December 25,
	2006	2005
Payroll	$898	$1,105
Tradeshows, contributions and testing	183	121
Travel	141	166
Other	196	209

Franchise expenses	$1,418	$1,601

General and Administrative Expenses
     General and administrative expenses decreased 34%, or $535,000 to $1,046,000 from $1,581,000 for the three month period ended December 24, 2006 compared to the same period last year and decreased 4%, or $124,000 to $3,047,000 from $3,171,000 for the six month period ended December 24, 2006 compared to the same period in the prior year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	December 24,	December 25,
	2006	2005
Payroll	$577	$490
Legal fees	375	442
Other professional fees	138	149
Provision for litigation costs	(108)	—
Taxes and insurance	26	252
Other	(17)	154
Stock compensation expense	55	94

General and administrative expenses	$1,046	$1,581

	Six Months Ended
	December 24,	December 25,
	2006	2005
Payroll	$869	$970
Legal fees	915	1,057
Other professional fees	356	210
Provision for litigation costs	302	—
Taxes and insurance	263	475
Other	245	262
Stock compensation expense	97	197

General and administrative expenses	$3,047	$3,171

     Both the current and prior year periods include legal expenses related to ongoing litigation and related matters described previously. The six months ended December 24, 2006 also includes a provision for the settlement of the PepsiCo litigation, net of a $108,000 benefit recognized in the three months ended December 24, 2006 for the reduction in accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo. The Company anticipates that in future quarters legal expenses will generally be lower than recent quarters, although may continue at relatively high levels until all such matters are resolved. Taxes and insurance declined from the prior year primarily due to a reduction in the estimated property tax for the current fiscal year and lower insurance costs as a result of the recent outsourcing of certain distribution services.
Interest Expense
     Interest expense increased 38%, or $75,000 to $274,000 from $199,000 for the three month period ended December 24, 2006 compared to the same period of the prior year and 29%, or $106,000 to $474,000 from $368,000 for the six month period ended December 24, 2006 compared to the same period in the prior year, due to higher interest rates and higher debt balances under the Revolving Credit Agreement. The Company anticipates that interest expenses will be much lower in future quarters due to the Company recently paying off all of its outstanding debt.

Provision for Income Tax
     The benefit for income taxes decreased $279,000 for the three month period ended December 24, 2006 compared to the same period in the prior year and $596,000 for the six month period ended December 24, 2006 compared to the same period in the prior year. For the six months ended December 24, 2006, the valuation allowance for the reserve against the Company’s deferred tax asset for amounts that more likely than not will not be realized was reduced by $35,000. The effective tax rate was 0% compared to 34% in the previous year. The change in the effective tax rate is primarily due to the valuation allowance recognized in the six month period ended December 24, 2006.
Restaurant Openings and Closings
     A total of ten new Pizza Inn franchise restaurants opened, including five domestic and five international, during the six month period ended December 24, 2006. Domestically, nineteen restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or poor performance. Additionally, two international restaurants were closed. We do not believe that these closings had any material impact on collectibility of any outstanding receivables and royalties due to us because (i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal year 2006 and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. The following chart summarizes restaurant activity for the period ended December 24, 2006 compared to the comparable period in the prior year:
     Six months ending December 24, 2006

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	182	1	13	—	170
Delco Units	49	1	3	—	47
Express Units	70	3	3	—	70
International Units	74	5	2	—	77

Total	375	10	21	—	364

     Six months ending December 25, 2005

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	199	4	14	—	189
Delco Units	52	2	2	—	52
Express Units	73	2	3	—	72
International Units	74	6	7	—	73

Total	398	14	26	—	386

Liquidity and Capital Resources
     Cash flows from operating activities are generally the result of net loss adjusted for depreciation and amortization, changes in working capital, deferred revenue, gains on asset sales, and provision for litigation costs. In the six month period ended December 24, 2006 the Company used cash flows of $2,898,000 from operating activities as compared to $342,000 for the same period in the prior year. This increase in the use of cash flow from operation activities was primarily due to the payment of approximately $2,800,000 of litigation settlement payments during the three months ended December 24, 2006.
     Cash flows from investing activities primarily reflect the Company’s capital expenditure strategy. For the six month period ended December 24, 2006, $11,071,000 cash was provided by investing activities as compared to cash used for investing activities of $841,000 for the comparable period in the prior year. Substantially all of the cash provided by investing activities for the six month period ended December 24, 2006 was a result of the net proceeds from the sale of the Company’s corporate office building and distribution facility.
     Cash flows from financing activities generally reflect changes in the Company’s borrowings during the period, treasury stock transactions and exercise of stock options. Net cash used for financing activities was $8,070,000 for the six month period ended December 24, 2006 as compared to cash provided for financing activities of $1,194,000 for the comparable period in the prior year. This increase in the use of cash flow from financing activities was primarily due to the repayment of all outstanding debt during the three months ended December 24, 2006.
     Management believes that the Company’s ability to carry back the significant majority of the net operating loss in fiscal year 2006 against prior taxes paid and gain recognized on the sale of real estate assets will allow the Company to fully realize the deferred tax asset, net of a valuation allowance of $1,529,000 primarily related to the Company’s recent history of pre-tax losses and the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The pre-tax loss recognized in the six month period ended December 24, 2006 will be carried forward against future taxable income.
     The Company entered into an amendment to its existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that would have expired on October 1, 2007, replacing a $3.0 million line that was due to expire December 23, 2005. The amendment provided, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in the second quarter of fiscal 2007 was higher than the rate structure described above due to the events of default described below. Amounts outstanding under the Revolving Credit Agreement as of December 24, 2006 and June 25, 2006 were $0.0 million and $1.7 million, respectively. Property, plant and equipment, inventory and accounts receivable of the Company had been pledged for the Revolving Credit Agreement.
     The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortized over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan

Agreement was also payable monthly. Interest was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. Amounts outstanding under the Term Loan Agreement as of December 24, 2006 and June 25, 2006 were $0.0 million and $6.3 million, respectively. Property, plant and equipment, inventory and accounts receivable had been pledged for the Term Loan Agreement.
     On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005, the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default existed under the Revolving Credit Agreement. As a result of the continuing event of default, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement had been reclassified as a current liability on the Company’s balance sheet since that date.
     On November 28, 2005, Wells Fargo notified the Company that, as a result of the default, Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.
     On August 14, 2006, the Company and Wells Fargo entered into a Limited Forbearance Agreement (the “Forbearance Agreement”), under which Wells Fargo agreed to forbear until October 1, 2006 (the “Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $2,250,000 at any one time.
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
     On November 5, 2006, the Company and Wells Fargo entered into a Supplemental Limited Forbearance Agreement (the “Supplemental Forbearance Agreement”), under which Wells Fargo agreed to forbear until December 28, 2006 (the “Supplemental Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, subject to the conditions described below. Under the Supplemental Forbearance Agreement, Wells Fargo also agreed to fund additional advances on the Revolving Credit Loans during the Supplemental Forbearance Period, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $2,020,000 at any one time, which amount was not to be reduced by a $230,000 letter of credit issued to one of the Company’s insurers. The commencement of the Supplemental Forbearance Period was conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle (the “Newcastle L/C”), which was issued on November 10, 2006.

     In connection with the Newcastle L/C, also on November 10, 2006, the Company and Newcastle entered into an agreement (the “Reimbursement Agreement”) whereby the Company agreed to (i) reimburse Newcastle for a maximum of $15,000 of its expenses payable to its general partner, (ii) reimburse Newcastle for its out-of-pocket expenses incurred in obtaining and issuing the Newcastle L/C, and (iii) indemnify and hold harmless Newcastle and its officers and affiliates from certain potential costs, expenses and liabilities that they may incur or be subjected to that may arise in connection with the Newcastle L/C, the Supplemental Forbearance Agreement and the Reimbursement Agreement. On November 10, 2006, the Company and Newcastle also entered into (i) a promissory note agreement that provided that if the Newcastle L/C was drawn on then it would have been evidenced by a $1.5 million note issued to Newcastle that would have accrued interest at a rate equal to Prime plus an interest rate margin of 5.00% and (ii) a security agreement granting Newcastle an interest in certain of the Company’s tangible and intangible assets, which was subordinate to Wells Fargo’s security interests in such assets under the Loan Agreements. The Newcastle L/C could have been drawn on by Wells Fargo to pay down the Company’s outstanding debt if there had been certain new events of default during the Supplemental Forbearance Period or if the Supplemental Forbearance Period expired and was not extended before the Company’s obligations to Wells Fargo were paid in full. On November 13, 2006, the Company had satisfied all of the conditions to the commencement of the Supplemental Forbearance Period. There were no new events of default during the Supplemental Forbearance Period, and the Newcastle L/C was not drawn upon by Wells Fargo.
     On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by December 15, 2006 and deposited an additional $100,000 of earnest money by December 19, 2006, and (ii) upon closing Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006.
     The Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo and then terminated the Revolving Credit Agreement, the Term Loan Agreement, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle regarding the Newcastle L/C were also terminated. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements, as discussed below. As of December 24, 2006 the Company had no debt outstanding.
     The Company entered into an interest rate swap effective February 27, 2001, as amended, designated as a cash flow hedge, to manage interest rate risk relating to the financing of the construction of the Company’s headquarters and to fulfill bank requirements. The swap agreement had a notional principal amount of $8.125 million with a fixed pay rate of 5.84%, which began November 1, 2001 and would end November 19, 2007. The swap’s notional amount amortized over a term of twenty years to parallel the terms of the Term Loan Agreement. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that for cash flow hedges which hedge the exposure to variable cash flow of a forecasted transaction, the effective portion of the derivative’s gain or loss be initially reported as a component of other comprehensive income in the equity section of the balance sheet and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffective portion of the derivative’s gain or loss was reported in earnings immediately. The interest rate swap was terminated on November 7, 2006, and the Company realized a loss of $42,000 based upon the fair value of the interest rate swap at that time.

     On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is provided for at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans. As of February 6, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000.
     We were a party to litigation with our former Chief Executive Officer, Ronald W. Parker, as previously described. On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Parker Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. In addition, all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. As of December 24, 2006 there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.
     We were also a party to litigation with PepsiCo, as previously described. On December 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of December 24, 2006 the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company had a reduction of $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006.
     On September 19, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Houston, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of December 24, 2006. This matter is set for trial beginning on October 1, 2007.
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
Contractual Obligations and Commitments
     During the three months ended December 24, 2006, the Company entered into a ten-year lease agreement for its formerly owned corporate office building, which provides for total annual rent expense of approximately $380,000. In addition, during the three months ended December 24, 2006 the Company assigned or bought out several leases for trailers representing an aggregate annual lease expense of $733,000, thereby terminating the ongoing expense for those leases. Other than for these matters, there have been no material changes in the Company’s contractual obligations and commitments from the contractual obligations and commitments previously disclosed in the Company’s most recent Annual Report on Form 10-K or otherwise discussed in this report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     From time to time, the Company may have market risk exposure arising from changes in interest rates. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under a credit facility, which typically bear interest based on floating rates. As of December 24, 2006, the Company had no interest-bearing debt outstanding.
     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales. Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices. The average block price per pound of cheese was $1.50 in the first six months of fiscal 2007. The estimated increase in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would have been approximately $1.1 million.
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
     Deficiencies in the Company’s Disclosure Controls and Procedures
     The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures continue to exist as of December 24, 2006:
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
•	On January 31, 2007, the Company hired a qualified individual to serve as Chief Financial Officer and is continuing its search for a qualified individual to serve as Controller;

•	The Company is evaluating the need for additional qualified accounting and finance personnel to appropriately staff the accounting and finance departments, including a qualified individual to support the financial accounting and reporting functions. The hiring process is not complete and the Company is continuing to assess staffing needs. Management believes that there is a need, at a minimum, for a strong accountant to ensure compliance with all current and future accounting rules. Currently, the existing staff is addressing application of generally accepted accounting principles. The Company is considering application of additional resources and improvements to the documentation of job descriptions within the financial accounting and reporting functions, but more is needed in this area and will be enhanced with the addition of a technical accountant.

•	The Company has revised its processes, procedures and documentation standards relating to accounting for non-routine business matters;

•	The Company has redesigned existing training and will require additional training for accounting staff;

•	The Company will require continuing education for accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices;

•	The Company is considering, and will consider, additional measures, and will alter the measures described above, in an effort to remediate the identified deficiencies.
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
     During the six months ended December 24, 2006, the Company settled separate litigation matters with its former Chief Executive Officer, Ronald W. Parker, and PepsiCo, Inc., as previously described.
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
     Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. In the event the Company is unsuccessful, it could be liable to the plaintiffs for approximately $740,000 plus punitive damages, costs and fees. No accrual for such amounts has been made as of December 24, 2006. This matter is set for trial beginning on October 1, 2007.
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
     We have incurred a net loss of $5,989,000 for the fiscal year ended June 25, 2006 and a net loss of $909,000 for the six months ending December 24, 2006. As a result, our financial condition has been materially weakened and our liquidity diminished, and we remain vulnerable both to unexpected events (such as a sudden spike in block cheese prices or fuel prices) and to general declines in our operating environment (such as that resulting from significantly increased competition).

     The Company’s management has concluded that the Company’s disclosure controls and procedures are not effective, and that a material weakness in financial reporting existed at the end of the fiscal year ended June 25, 2006 and continues to exist at December 24, 2006 as a result of recent turnover in its accounting staff and reassignment of responsibilities among remaining staff, which may affect the Company’s ability to accurately and timely complete and file its financial statements. If the Company is not able to accurately and timely complete its financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, the Company could face SEC or NASDAQ inquiries, its stock price may decline, and/or its financial condition could be materially adversely affected.
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
     We, and our franchisees, are dependent on frequent deliveries of food products that meet our specifications. Our Company-owned domestic restaurants purchase substantially all food and related products from our distribution division, Norco. Domestic franchisees are only required to purchase the flour mixture, spice blend and certain other items from Norco, and changes in purchasing practices by domestic franchisees as a result of delivery disruptions or otherwise could adversely affect the financial results of our distribution operation. Interruptions in the delivery of food products caused by unanticipated demand, problems in production or distribution by Norco, our suppliers, or our distribution service providers, inclement weather (including hurricanes and other natural disasters) or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results. Beginning in November 2006, the Company began to rely upon two third-party distributors, The SYGMA Network and The Institutional Jobbers Company, to provide warehousing and delivery services that were previously performed by Norco. Any problems in the outsourcing of these services may result in interruptions in the delivery of food products to our franchisees and Company-owned restaurants, which would adversely affect our operating results.

     Risks Associated With Our Common Stock
     The Nasdaq Stock Exchange has recently informed us that we are currently not in compliance with the Nasdaq listing requirement related to audit committee composition, and if we are unable to reach compliance with this requirement by April 16, 2007 then our stock may be delisted from Nasdaq.
     On December 19, 2006, we notified Nasdaq that we are aware that it fails to satisfy the audit committee composition requirements under Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee of the Company’s Board of Directors. Nasdaq Marketplace Rule 4350(d)(2)(A) requires an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (subject to the exemptions provided in Exchange Act Rule 10A-3(c)). As a result, on January 8, 2007, we received a staff deficiency letter from Nasdaq indicating that we fail to comply with that same rule. In the letter, Nasdaq notified us that Nasdaq will provide us until April 16, 2007 to regain compliance. We are currently considering its alternatives for regaining compliance with the Nasdaq audit committee composition requirements. If we do not satisfy the audit committee composition by that date then Nasdaq may delist our stock immediately, which may cause our stock price to decline, and/or our financial condition to be materially adversely affected.
     Except as set forth herein, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005, the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default exists under the Revolving Credit Agreement. During the fiscal second quarter ended December 24, 2006 the Company paid off all obligations owed to Wells Fargo and terminated the Revolving Credit Agreement.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5. Other Information
     Not applicable

Item 6. Exhibits

10.1	Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on October 20, 2006 (filed as Item 10.1 to Form 10-Q for the fiscal quarter ended September 24, 2006 and incorporated herein by reference)

10.2	Supplemental Limited Forbearance Agreement entered into between the Company and Wells Fargo Bank, N.A. on November 5, 2006 (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended September 24, 2006 and incorporated herein by reference)

10.3	First Amendment to Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on November 21, 2006

10.4	Amendment to Executive Employment Agreement entered into between the Company and Timothy P. Taft on November 30, 2006 (filed as Item 10.17 to Form 8-K on December 6, 2006 and incorporated herein by reference)

10.5	Compromise Settlement Agreement and Mutual Release entered into between the Company and PepsiCo, Inc. on December 14, 2006

10.6	Financing Agreement entered into between the Company and CIT Group / Commercial Services, Inc. on January 23, 2007

10.7	Employment Letter entered into between the Company and Charles R. Morrison on January 31, 2007 (filed as Item 10.1 to Form 8-K dated February 6, 2007 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN, INC. (Registrant)

	By:	/s/ Timothy P. Taft Timothy P. Taft
Chief Executive Officer

	By:	/s/ Clinton J. Coleman Clinton J. Coleman
Interim Chief Financial Officer

Dated: February 7, 2007