Form 10-Q
period 2007-03-25
PIZZA INN INC /MO/
filed 2007-05-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2007

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
(469) 384-5000
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2007, 10,168,494 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.
Index

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the three months and nine months ended March 25, 2007 and March 26, 2006 (unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended March 25, 2007 and March 26, 2006 (unaudited)	3

	Condensed Consolidated Balance Sheets at March 25, 2007 (unaudited) and June 25, 2006	4

	Condensed Consolidated Statements of Cash Flows for the three months and nine months ended March 25, 2007 and March 26, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
Section 1350 Certification of Principal Executive Officer
Section 1350 Certification of Principal Financial Officer

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
REVENUES:
Food and supply sales	$10,202	$11,131	$30,822	$33,654
Franchise revenue	1,195	1,200	3,502	3,579
Restaurant sales	366	512	1,111	1,069

	11,763	12,843	35,435	38,302

COSTS AND EXPENSES:
Cost of sales	9,762	11,188	30,147	33,414
Franchise expenses	619	783	2,037	2,384
General and administrative expenses	909	1,300	3,956	4,398
Gain on sale of assets	(6)	—	(570)	(149)
Bad debt	20	100	20	100
Other income	—	(2)	(179)	—

Total costs and expenses, net	14	98	(729)	(49)

OPERATING INCOME (LOSS)	459	(526)	24	(1,845)

Interest expense	(2)	(211)	(476)	(579)

INCOME (LOSS) BEFORE INCOME TAXES	457	(737)	(452)	(2,424)

Income tax benefit	—	260	—	856

NET INCOME (LOSS)	$457	$(477)	$(452)	$(1,568)

Basic earnings (loss) per common share	$0.05	$(0.05)	$(0.04)	$(0.15)

Diluted earnings (loss) per common share	$0.05	$(0.05)	$(0.04)	$(0.15)

Weighted average common shares outstanding	10,138	10,138	10,138	10,118

Weighted average common and potential dilutive common shares outstanding	10,139	10,138	10,138	10,118

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net income (loss)	$457	$(477)	$(452)	$(1,568)
Interest rate swap gain — (net of tax benefit of $0 and ($11) and $0 and ($59), respectively)	—	31	14	133

Comprehensive income (loss)	$457	$(446)	$(438)	$(1,435)

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 25,	June 25,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,115	$184
Accounts receivable, less allowance for doubtful accounts of $349 and $324, respectively	2,424	2,627
Accounts receivable — related parties	405	452
Notes receivable, current portion	19	52
Inventories	1,580	1,772
Assets held for sale	383	—
Current deferred income tax asset	458	1,145
Prepaid expenses and other	166	299

Total current assets	6,550	6,531

LONG-TERM ASSETS
Property, plant and equipment, net	941	11,921
Non-current notes receivable	14	20
Re-acquired development territory, net	287	431
Deposits and other	120	98

	$7,912	$19,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$2,422	$2,217
Accrued litigation expenses	—	2,800
Other accrued expenses	1,661	1,991
Current portion of long-term debt	—	8,044

Total current liabilities	4,083	15,052

LONG-TERM LIABILITIES
Other long-term liabilities	610	437

	4,693	15,489

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common Stock, $.01 par value; authorized 26,000,000 shares; issued 15,090,319 shares; and 10,138,494 outstanding in both years	151	151
Additional paid-in capital	8,571	8,426
Retained earnings	14,141	14,593
Accumulated other comprehensive loss	—	(14)
Treasury stock at cost
Shares in treasury: 4,951,825 in both years	(19,644)	(19,644)

Total shareholders’ equity	3,219	3,512

	$7,912	$19,001

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$457	$(477)	$(452)	$(1,568)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	113	316	561	884
Deferred rent expense	(12)	1	(9)	32
Provision for bad debt	20	100	20	100
Stock compensation expense	48	88	145	285
Litigation expense accrual	—	—	302	—
Gain on sale of assets	(6)	(12)	(570)	(159)
Deferred revenue	—	—	196	—
Changes in operating assets and liabilities:
Notes and accounts receivable	151	296	269	491
Inventories	(20)	346	192	(79)
Accounts payable — trade	(421)	(49)	205	596
Accrued expenses	(576)	219	(3,672)	(166)
Prepaid expenses and other	1,066	88	735	158

Cash provided by (used for) operating activities	820	916	(2,078)	574

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	8	115	11,325	589
Capital expenditures	—	(850)	(246)	(2,165)

Cash provided by (used for) investing activities	8	(735)	11,079	(1,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	—	—	(26)	—
Change in line of credit, net	—	(235)	—	1,047
Repayments of long-term bank debt	—	—	(8,044)	(110)
Proceeds from exercise of stock options	—	60	—	82

Cash (used for) provided by financing activities	—	(175)	(8,070)	1,019

Net increase in cash and cash equivalents	828	6	931	17
Cash and cash equivalents, beginning of period	287	184	184	173

Cash and cash equivalents, end of period	$1,115	$190	$1,115	$190

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
CASH PAYMENTS FOR:

Interest	$—	$213	$495	$580
Income taxes (refund) paid	(680)	—	(680)	—

NON CASH FINANCING AND INVESTING ACTIVITIES:

Gain on interest rate swap	$—	$47	$22	$201
See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1)	The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the notes to the Company’s audited consolidated financial statements in its Form 10-K for the fiscal year ended June 25, 2006. Certain prior year amounts have been reclassified to conform with current year presentation.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All appropriate inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.

Fiscal Year

Fiscal third quarters ended March 25, 2007 and March 26, 2006 both contained 13 weeks.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements. In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in the evaluating the recognition and measurement of uncertain tax positions. The Company will be required to adopt FIN 48 on June 25, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

In September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted account principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on June 30, 2008. The Company has not completed its evaluation of the impact of adoption of SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 was adopted as of December 25, 2006 and has not had a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS Number 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS Number 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS Number 13, Accounting for Leases, at their Fair Value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of adoption of SFAS Number 159 on the Company’s financial statements but currently believes the impact of the adoption of SFAS Number 159 will not require material modification of the Company’s consolidated financial statements.

(3)	The Company entered into an amendment to its existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that would have expired on October 1, 2007, replacing a $3.0 million line that was due to expire March 23, 2005. The amendment provided, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in the second quarter of fiscal 2007 was higher than the rate structure described above due to the events of default described below. Amounts outstanding under the Revolving Credit Agreement as of March 25, 2007 and June 25, 2006 were $0.0 million and $1.7 million, respectively. Property, plant and equipment, inventory and accounts receivable of the Company had been pledged for the Revolving Credit Agreement.

The Company entered into an agreement effective March 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on March 28, 2007. The Term Loan Agreement amortized over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement was also payable monthly. Interest was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. Amounts outstanding under the Term Loan Agreement as of March 25, 2007 and June 25, 2006 were $0.0 million and $6.3 million, respectively. Property, plant and equipment, inventory and accounts receivable had been pledged for the Term Loan Agreement.

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

On October 19, 2006, the Company received a proposed commitment letter from Newcastle Partners, L.P. (“Newcastle”) to provide the Company with a letter of credit in the amount of $1.5 million subject to certain conditions, including the execution of a new forbearance agreement with Wells Fargo. Newcastle is the Company’s largest shareholder, owning approximately 47% of the Company’s outstanding shares, and two of its officers are members of the Company’s board of directors.

On November 5, 2006, the Company and Wells Fargo entered into a Supplemental Limited Forbearance Agreement (the “Supplemental Forbearance Agreement”), under which Wells Fargo agreed to forbear until

March 28, 2006 (the “Supplemental Forbearance Period”) from exercising its rights and remedies related to the Company’s existing defaults under the Revolving Credit Agreement, subject to the conditions described below. Under the Supplemental Forbearance Agreement, Wells Fargo also agreed to fund additional advances on the Revolving Credit Loans during the Supplemental Forbearance Period, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $2,020,000 at any one time, which amount was not to be reduced by a $230,000 letter of credit issued to one of the Company’s insurers. The commencement of the Supplemental Forbearance Period was conditioned upon Wells Fargo receiving a letter of credit in the amount of $1.5 million from a financial institution on behalf of Newcastle (the “Newcastle L/C”), which was issued on November 10, 2006.

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

On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by March 15, 2006 and deposited an additional $100,000 of earnest money by March 19, 2006, and (ii) upon closing Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006.

The Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo and then terminated the Revolving Credit Agreement, the Term Loan Agreement, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle regarding the Newcastle L/C were also terminated. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements, as discussed below. As of March 25, 2007 the Company had no debt outstanding.

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

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is provided for at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans. As of March 25, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement.

(4)	On March 11, 2004, the Board of Directors of the Company terminated the Executive Compensation Agreement dated March 16, 2002 between the Company and its then Chief Executive Officer, Ronald W. Parker (“Parker Agreement”). Mr. Parker’s employment was terminated following ten days written notice to Mr. Parker of the Company’s intent to discharge him for cause as a result of violations of the Parker Agreement. Written notice of termination was communicated to Mr. Parker on March 13, 2004. The nature of the cause alleged was set forth in the notice of intent to discharge and based upon Section 2.01(c) of the Parker Agreement, which provides for discharge for “any intentional act of fraud against the Company, any of its subsidiaries or any of their employees or properties, which is not cured, or with respect to which Executive is not diligently pursuing a cure, within ten (10) business days of the Company giving notice to Executive to do so.” Mr. Parker was provided with an opportunity to cure as provided in the Parker Agreement as well as the opportunity to be heard by the Board of Directors prior to the termination.

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

On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Parker Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. In addition, all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. As of March 25, 2007, there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.

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

The parties were unable to renegotiate the Beverage Agreement, and the Company contends that PepsiCo did not cure each of the instances of default set forth in the Company’s April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the petition, PepsiCo alleges that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo sought damages of approximately $2.6 million, an amount PepsiCo believes represents the value of gallons of beverage products that the Company is required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company has not earned. The Company filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damage for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company’s account. The Company believes that it had good reason to terminate the Beverage Agreement and that it terminated the Beverage Agreement in good faith and in compliance with its terms. The Company further believes that under such circumstances it had no obligation to purchase additional quantities of beverage products.

On December 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of December 24, 2006, the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company reduced to zero $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006.

(7)	On August 31, 2006, the Company was served with notice of a lawsuit filed against it by former franchisees who operated one restaurant in the Harlingen, Texas market in 2003. The former franchisees allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $740,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. The Company has not made any accrual for such amounts as of March 25, 2007. This matter is set for trial beginning on October 1, 2007.

(8)	On November 9, 2006, the Company received a staff delinquency notice from the Nasdaq Stock Exchange, LLP (“Nasdaq”) stating that, based upon information disclosed in the Company’s Form 10-Q for the period ended September 24, 2006, the Company fails to comply with the minimum shareholders’ equity, minimum market value of listed securities, and minimum net income requirements for continued listing on The Nasdaq Capital Market, as set forth in Marketplace Rule 4310(c)(2)(B). The notice further stated that if the Company did not provide Nasdaq, on or before November 24, 2006, with a specific plan to achieve and maintain compliance with at least one of the three listing requirements, or if Nasdaq determines that a plan submitted by the Company does not adequately address the deficiencies noted, the Company’s securities would thereafter be delisted.

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

On January 11, 2007, the Company publicly announced that it believes it has regained compliance with the minimum shareholders’ equity requirement of $2,500,000 set forth in Nasdaq Marketplace Rule 4310(c)(2)(B)(i). Furthermore, the Company also stated that it believes that its financial performance in future periods will allow it to maintain compliance with the Nasdaq shareholders’ equity requirement. On January 12, 2007, Nasdaq notified the Company that, based on the Company’s announcement on January 11, 2007, the Company complies with Nasdaq Marketplace Rule 4310(c)(2)(B)(i), conditioned upon evidence of the Company’s compliance in the Company’s next periodic filing. Because the shareholders’ equity stated in this Form 10-Q and the previous Form 10-Q is greater than $2,500,000, the Company believes that it is now in full compliance with Nasdaq Marketplace Rule 4310(c)(2)(B)(i).

In a separate matter, on December 19, 2006, the Company notified Nasdaq that the Company is aware that it fails to satisfy the audit committee composition requirements under Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee of the Company’s Board of Directors. Nasdaq Marketplace Rule 4350(d)(2)(A) requires an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (subject to the exemptions provided in Exchange Act Rule 10A-3(c)). On January 8, 2007, the Company received a staff deficiency letter from Nasdaq indicating that the Company fails to comply with Nasdaq Marketplace Rule 4350(d)(2)(A). In the January 7, 2007 letter, Nasdaq notified the Company that Nasdaq will provide the Company until April 16, 2007 to regain compliance. However in a letter dated March 19, 2007, Nasdaq notified the Company that the Company will have until the earlier of its next annual shareholders’ meeting or December 13, 2007 to add an additional member to its audit committee in order to regain compliance with the audit committee composition requirements under Nasdaq Marketplace Rule 4350 (d)(2)(A). The March 19, 2007 letter supersedes the staff deficiency letter dated January 8, 2007 in which Nasdaq notified the Company that the Company would only have until April 16, 2007 to regain compliance. The Company is considering its alternatives for regaining compliance with the Nasdaq audit committee composition requirements.

(9)	The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three Months Ended March 25, 2007
BASIC EPS
Income Available to Common Shareholders	$457	10,138	$0.05
Effect of Dilutive Securities — Stock Options		1

DILUTED EPS
Income Available to Common Shareholders & Assumed Conversions	$457	10,139	$0.05

Three Months Ended March 26, 2006
BASIC EPS
Loss Available to Common Shareholders	$(477)	10,138	$(0.05)
Effect of Dilutive Securities — Stock Options		—

DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(477)	10,138	$(0.05)

Nine Months Ended March 25, 2007
BASIC EPS
Loss Available to Common Shareholders	$(452)	10,138	$(0.04)
Effect of Dilutive Securities — Stock Options		—

DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(452)	10,138	$(0.04)

Nine Months Ended March 26, 2006
BASIC EPS
Loss Available to Common Shareholders	$(1,568)	10,118	$(0.15)
Effect of Dilutive Securities — Stock Options		—

DILUTED EPS
Loss Available to Common Shareholders & Assumed Conversions	$(1,568)	10,118	$(0.15)

For the nine month period ended March 25, 2007 and the three and nine month periods ended March 26, 2006, in-the-money options to purchase 45,000, 43,000, and 55,000 shares of common stock, respectively, at share prices ranging from $2.00 to $5.00 were not included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss in those periods. For the quarter ending March 25, 2007, options to purchase 578,358 shares of common stock were outstanding but were not included in the computation of diluted EPS because the exercise prices of the options were greater than the average market price per share.

(10)	The Company had $383,000 and $0 of assets classified as assets held for sale as of March 25, 2007 and June 25, 2006, respectively. As of March 25, 2007, $307,000 of such amount represents the net book value of the Company’s Company-owned restaurant located in Little Elm, Texas. The remaining $76,000 of assets held for sale as of March 25, 2007 represents the net book value of miscellaneous trailers and other transportation equipment. For those asset groups classified as held for sale, each asset group is valued at the lower of its carrying amount or estimated fair value less cost to sell.

As discussed above, on December 19, 2006, the Company sold its corporate office building and distribution facility to Vintage pursuant to the Sale-Leaseback Agreement for $11.5 million. The Company realized a total gain on the sale of the property of $1,040,000, of which $714,000 was related to the sale of the distribution facility and was recognized in the fiscal second quarter ended December 24, 2006. The remaining $326,000 of the gain is related to the sale of the office building and has been deferred and will be recognized ratably over the 10-year term of the office lease as a reduction to rent expense. The Company has accounted for this transaction using sale-leaseback accounting based on a lack of continuing involvement with the property beyond that of a normal operating lease agreement. In separate transactions, the Company recognized a net loss of $160,000 on the sale of various warehouse equipment and trailers that the Company no longer needed as a result of the recent outsourcing of certain services related to its distribution operation during the quarter ended December 24, 2006.

(11)	Summarized in the following tables are net sales and operating revenues, operating profit and geographic information (revenues) for the Company’s reportable segments for the three month and nine months periods ended March 25, 2007 and March 26, 2006 (in thousands). Operating income and loss excludes interest expense, and income tax provision.

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2007	2006	2007	2006
Net revenues:
Food and equipment distribution	$10,202	$11,131	$30,822	$33,654
Franchise and other	1,561	1,712	4,613	4,648
Gain on sale of assets	—	—	—	—
Rental income	—	—	—	—
Intersegment revenues	128	386	407	881

combined	11,891	13,229	35,842	39,183

Less intersegment revenues	(128)	(386)	(407)	(881)

Consolidated revenues	$11,763	$12,843	$35,435	$38,302

Depreciation and amortization:
Food and equipment distribution	$18	$128	$174	$394
Franchise and other	79	106	255	253

combined	97	234	429	647
Corporate administration and other	16	82	132	237

Depreciation and amortization	$113	$316	$561	$884

Interest expense:
Food and equipment distribution	$1	$118	$266	$324
Franchise and other	—	1	1	1

combined	1	119	267	325
Corporate administration and other	1	92	209	254

Interest expense	$2	$211	$476	$579

Operating income (loss):
Food and equipment distribution	$351	$(277)	$(365)	$(1,100)
Franchise and other	521	223	1,201	710
Intersegment profit	30	63	96	153

combined	902	9	932	(237)
Less intersegment profit	(30)	(63)	(96)	(153)
Corporate administration and other	(413)	(472)	(812)	(1,455)

Operating income (loss)	$459	$(526)	$24	$(1,845)

Geographic information (revenues):
United States	$11,379	$12,578	$34,323	$37,532
Foreign countries	384	265	1,112	770

Consolidated total	$11,763	$12,843	$35,435	$38,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 25, 2006 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional risk factors and uncertainties, if any, that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, may be set forth below under the heading “Risk Factors.” These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Results of Operations
Overview
     We are a franchisor and food and supply distributor to a system of restaurants operating under the trade name “Pizza Inn”. Our distribution division is Norco Restaurant Services Company (“Norco”). At March 25, 2007, there were 361 domestic and international Pizza Inn restaurants, consisting of three Company-owned domestic buffet restaurants that offer dine-in, carry-out, and, in many cases, delivery services (“Buffet Units”), 280 franchised domestic restaurants, and 78 international restaurants. The 283 domestic restaurants consisted of: (i) 170 Buffet Units; (ii) 44 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 69 express units typically located within a convenience store, college campus building, airport terminal, or other commercial facility that offers quick carry-out service from a limited menu (“Express Units”). The 283 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. The 78 international restaurants were located in 9 foreign countries.
     Diluted loss per common share decreased to ($0.04) from ($0.15) for the nine month period ended March 25, 2007 compared to the comparable period ended March 26, 2006. Net loss for the nine month period ended March 25, 2007 decreased $1,116,000 to ($452,000) from ($1,568,000) for the comparable period in the prior fiscal year, on revenues of $35,435,000 in the current fiscal year and $38,302,000 in the prior fiscal year. Pre-tax loss for the nine month period ended March 25, 2007 compared to the comparable period in the prior fiscal year decreased by $1,972,000 primarily due to a net increase in the gain from the sale of assets, with the most significant asset sale being the sale of the Company’s corporate office building and distribution center, and improvements in operating profit due to the outsourcing of the Company’s Norco business.

     Management believes that key performance indicators in evaluating financial results include domestic chain wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	March 25,	March 26,
	2007	2006
Domestic retail sales Buffet Units (in thousands)	$28,520	$30,498
Domestic retail sales Delco Units (in thousands)	$3,091	$3,362
Domestic retail sales Express Units (in thousands)	$1,780	$2,105

Average number of domestic Buffet Units	168	185
Average number of domestic Delco Units	46	69
Average number of domestic Express Units	67	50

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Domestic retail sales Buffet Units (in thousands)	$84,883	$89,935
Domestic retail sales Delco Units (in thousands)	$9,535	$10,174
Domestic retail sales Express Units (in thousands)	$5,472	$6,510

Average number of domestic Buffet Units	173	188
Average number of domestic Delco Units	47	51
Average number of domestic Express Units	68	69
Revenues
     Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chain wide retail sales, which are driven by changes in same store sales and restaurant count.
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment, marketing material and other distribution revenues. Food and supply sales for the three month period ended March 25, 2007 decreased 8%, or $929,000, to $10,202,000 from $11,131,000 compared to the comparable period for the prior fiscal year. The decline in food and supply sales was due primarily to an overall decline in domestic chain wide sales which accounted for $583,000 of the sales decline, and lower freight and storage revenue of $263,000 due to outsourcing certain warehouse management and delivery services. During the three month period ended March 25, 2007 compared to the comparable period in the prior fiscal year, domestic chain wide sales declined 7% due primarily to the closure by franchisees, of underperforming restaurants. Food and supply sales for the nine month period ended March 25, 2007 decreased 8%, or $2,832,000 to $30,822,000 from $33,654,000 compared to the comparable period for the prior fiscal year. The decrease for the nine month period ended March 25, 2007 is primarily due to a decline of 6% in overall domestic chain wide sales, which negatively impacted Norco product sales by approximately $1,559,000; lower cheese prices, which negatively impacted sales by approximately $737,000 and lower freight and storage revenue which negatively impacted sales by $397,000.

Franchise Revenue
     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 0.4%, or $5,000 to $1,195,000 from $1,200,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties of $78,000 primarily due to the 7% decline in overall domestic chain wide retail sales during the period and was partially offset by an increase of $77,000 in domestic franchise fees during the period. Franchise revenue decreased 2%, or $77,000 to $3,502,000 from $3,579,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties of $223,000 primarily due to the 6% decline in overall domestic chain wide sales during the period and was partially offset by increases of $66,000, $45,000, and $35,000 in domestic franchise fees, international franchise fees, and international royalties respectively during the period. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	March 25,	March 26,
	2007	2006
Domestic royalties	$987	$1,065
International royalties	101	116
International franchise fees	11	—
Domestic franchise fees	96	19

Franchise revenue	$1,195	$1,200

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Domestic royalties	$2,963	$3,186
International royalties	310	275
International franchise fees	45	—
Domestic franchise fees	184	118

Franchise revenue	$3,502	$3,579

Restaurant Sales
     Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 29%, or $146,000 to $366,000 from $512,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. This decrease is primarily attributable to lower sales of $163,000 primarily due to the sale of one Buffet Unit in February 2006 and the closure of a Delco Unit in April 2006. This decrease was partially offset by $19,000 of additional sales for the entire quarter ended March 25, 2007 for a new Buffet Unit that was opened in October 2005. Restaurant sales increased 4%, or $42,000 to $1,111,000 from $1,069,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year primarily due to an increase of $278,000 in Buffet Unit sales that were partially offset by a $236,000 decline in Delco Unit sales due to the closure of a Delco Unit in April 2006. The following chart summarizes the sales by Company owned restaurants (in thousands):

	Three Months Ended
	March 25,	March 26,
	2007	2006
Buffet Units	$366	$439
Delco Unit	—	73

Restaurant sales	$366	$512

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Buffet Units	$1,111	$833
Delco Unit	—	236

Restaurant sales	$1,111	$1,069

Costs and Expenses
Cost of Sales
     Cost of sales decreased 13% or $1,426,000 to $9,762,000 from $11,188,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year and decreased 10%, or $3,267,000 to $30,147,000 from $33,414,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. These decreases are partially the result of lower food and supply sales resulting from lower chain wide sales. Cost of sales, as a percentage of food and supply and restaurant sales for the nine month period ended March 25, 2007 decreased to 94% from 96% for the same period for the prior fiscal year. The Company’s commencement of the outsourcing of certain of its warehouse management and delivery services for the distribution of food product to restaurants has resulted in a decreased cost of sales for the three month and nine month periods ended March 25, 2007 compared to the comparable periods for the prior fiscal year which was partially offset by price reductions provided to franchisees in the form of lower food and supply costs.
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These costs decreased 21%, or $164,000 to $619,000 from $783,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year and 15%, or $347,000 to $2,037,000 from $2,384,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. These decreases are primarily the result of lower payroll expenses. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	March 25,	March 26,
	2007	2006
Payroll	$486	$564
Tradeshows, contributions and testing	8	50
Travel	54	86
Other	71	83

Franchise expenses	$619	$783

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Payroll	$1,384	$1,669
Tradeshows, contributions and testing	192	202
Travel	192	251
Other	269	262

Franchise expenses	$2,037	$2,384

General and Administrative Expenses
     General and administrative expenses decreased 30%, or $391,000 to $909,000 from $1,300,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year and decreased 10%, or $442,000 to $3,956,000 from $4,398,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	March 25,	March 26,
	2007	2006
Payroll	$522	$744
Legal fees	155	180
Other professional fees	164	120
Taxes and insurance	69	226
Other	(50)	(53)
Stock compensation expense	49	83

General and administrative expenses	$909	$1,300

	Nine Months Ended
	March 25,	March 26,
	2007	2006
Payroll	$1,550	$1,924
Legal fees	1,070	1,237
Other professional fees	520	330
Provision for litigation costs	302	—
Taxes and insurance	318	686
Other	50	(64)
Stock compensation expense	146	285

General and administrative expenses	$3,956	$4,398

     Both the current and prior year periods include legal expenses related to litigation and related matters described previously. The nine months ended March 25, 2007 also includes a provision for the settlement of the PepsiCo litigation, net of a $108,000 benefit recognized in such period for the reduction in accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo. Taxes and insurance declined from the prior year primarily due to a reduction in the estimated property tax for the current fiscal year and lower insurance costs as a result of the recent outsourcing of certain distribution services.
Interest Expense
     Interest expense decreased 99%, or $209,000 to $2,000 from $211,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year and 18%, or $103,000 to $476,000 from $579,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. The Company paid off all of its outstanding debt on December 19, 2006 and has no outstanding debt as of March 25, 2007. Interest expense could increase in future periods if the Company chooses to draw on its CIT Credit Facility.

Provision for Income Tax
     The benefit for income taxes decreased $260,000 for the three month period ended March 25, 2007 compared to the comparable period for the prior fiscal year and $856,000 for the nine month period ended March 25, 2007 compared to the comparable period for the prior fiscal year. For the nine months ended March 25, 2007, the valuation allowance for the reserve against the Company’s deferred tax asset for amounts that are more likely than not to be realized was reduced by $17,000. The effective income tax rate was 0% for the three month period ended March 25, 2007 compared to 34% in the comparable period for the prior fiscal year. The change in the effective income tax rate is primarily due to the valuation allowance recognized in the nine month period ended March 25, 2007.
Restaurant Openings and Closings
     A total of fourteen new Pizza Inn franchise restaurants opened, including eight domestic and six international, during the nine month period ended March 25, 2007. Domestically, twenty-six restaurants were closed by franchisees or the Company, typically because of unsatisfactory standards of operation or poor performance. Additionally, two international restaurants were closed by franchisees. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been previously reserved for by us with respect to restaurants that were closed during fiscal year 2006 and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders. During the three months ended March 25, 2007, the Company opened four new restaurants and closed seven; during the comparable period for the prior fiscal year the Company opened three new restaurants and closed eight. The following chart summarizes restaurant activity for the period ended March 25, 2007 compared to the comparable period for the prior fiscal year:
     Nine months ended March 25, 2007

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	182	3	16	1	170
Delco Units	49	1	6	—	44
Express Units	70	4	4	(1)	69
International Units	74	6	2	—	78

Total	375	14	28	—	361

Nine months ended March 26, 2006

	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Buffet Units	199	4	18	—	185
Delco Units	52	3	5	—	50
Express Units	73	3	4	—	72
International Units	74	7	7	—	74

Total	398	17	34	—	381

Liquidity and Capital Resources
     Cash flows from operating activities are generally the result of net income or loss adjusted for depreciation and amortization, changes in working capital, accrued expenses, gains on asset sales, and provision for litigation costs. In the nine month period ended March 25, 2007 the Company used cash flows of $2,078,000 from operating activities as compared to $574,000 cash provided by operating activities for the comparable period ended March 26, 2006. This increase in the use of cash flow from operating activities was primarily due to the payment of approximately $3,210,000 of litigation settlement payments during the nine months ended March 25, 2007 which was partially offset by a tax refund of $680,000.
     Cash flows from investing activities for the nine months ended March 25, 2007 reflect the cash proceeds of $11,079,000 provided by the sale of the Company’s corporate office building and distribution facility located in The Colony, Texas compared to cash used for investing activities of $1,576,000 for the comparable period in the prior fiscal year. Substantially all of the cash provided by investing activities for the nine month period ended March 25, 2007 resulted from the sale of the Company’s corporate office building and distribution facility.
     Cash flows from financing activities generally reflect changes in the Company’s borrowings during the period and exercise of stock options. Net cash used for financing activities was $8,070,000 for the nine month period ended March 25, 2007 as compared to cash provided by financing activities of $1,019,000 for the comparable period in the prior fiscal year. This increase in the use of cash from financing activities was primarily due to the repayment of all outstanding debt during the nine months ended March 25, 2007.
     Management believes that the Company’s ability to carry back the significant majority of the net operating loss in fiscal year 2006 against prior taxes paid and gain recognized on the sale of real estate assets will allow the Company to fully realize the deferred tax asset, net of a valuation allowance of $1,512,000 primarily related to the Company’s recent history of pre-tax losses and the potential expiration of certain foreign tax credit carry forwards. Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The pre-tax loss recognized in the nine month period ended March 25, 2007 is expected to be carried forward against future taxable income.
     On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement entered into between the Company and The SYGMA Network on August 25, 2006 for the distribution facility, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by December 15, 2006 and deposited an additional $100,000 of earnest money by December 19, 2006, and (ii) upon closing Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006.
     From December 19, 2006 through December 29, 2006, the Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo and then terminated the existing credit agreement, as amended, with Wells Fargo for a $6.0 million revolving credit line, the agreement effective March 28, 2000, as amended, with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle Partners, L.P. (“Newcastle”) regarding the letter of credit in the amount of $1.5 million which was issued on November 10, 2006 from a financial institution on behalf of Newcastle, including the previously disclosed reimbursement agreement, the promissory note agreement, and the security agreement, were also terminated. Newcastle is the Company’s largest shareholder, owning approximately 47% of the Company’s outstanding shares, and two of Newcastle’s officers are members of the Company’s board of directors. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements, as discussed below. As of March 25, 2007 the Company had no debt outstanding.
     As previously disclosed, we were a party to litigation with Ronald W. Parker, our former Chief Executive Officer. On September 24, 2006, we entered into a compromise and settlement agreement with Mr. Parker (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Parker Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. However all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. As of March 25, 2007, there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.
     We were also a party to litigation with PepsiCo, as previously described. On March 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of March 25, 2007 the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company had a reduction of $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006.
     On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The availability under the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is provided for at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans. As of March 25, 2007, there were no borrowings outstanding under the CIT Credit Facility. The Company has used the CIT Credit Facility to obtain one letter of credit for approximately $190,000. As of March 25, 2007, the Company had approximately $2,088,000 available under the CIT Credit Facility. No amount has been drawn on the CIT Credit Facility.

     The Company has filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld, as previously described. Although the Company believes that it is unlikely that legal fees incurred in fiscal year 2007 will be higher than those incurred in fiscal year 2006, the Company anticipates incurring relatively high legal fees until this lawsuit and the Company’s other previously disclosed outstanding litigation is resolved.
Contractual Obligations and Commitments
     During the nine months ended March 25, 2007, the Company entered into a ten-year lease agreement for its formerly owned corporate office building, which provides for total annual rent expense of approximately $380,000. In addition, during the nine months ended March 25, 2007, the Company assigned or bought out several leases for trailers representing an aggregate annual lease expense of $733,000, thereby terminating the ongoing expense for those leases. Other than for these matters, there have been no material changes outside the ordinary course of the Company’s business in the Company’s contractual obligations of the type specified in Item 303(a)(5) of regulation S-K during the three month period ended March 25, 2007.
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
     Inventory, which consists primarily of food, paper products, supplies and equipment primarily warehoused by the Company’s two third-party distributors, The SYGMA Network and The Institutional Jobbers Company, are stated according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     From time to time, the Company may have market risk exposure arising from changes in interest rates. The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under a credit facility, which typically bear interest based on floating rates. As of March 25, 2007, the Company had no interest-bearing debt outstanding.
     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales. Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices. The average block price per pound of cheese was $1.29 in the first nine months of fiscal 2007. The estimated decrease in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would have been approximately $827,000.

Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s management has evaluated, with the participation of its principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the Company’s principal executive and principal financial officers, have concluded that not all of the Company’s disclosure controls and procedures were effective during the period covered by this report, in part, to the deficiencies identified below.
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
     Deficiencies in the Company’s Disclosure Controls and Procedures
     The Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, has concluded that the following deficiencies in its disclosure controls and procedures continue to exist during the period covered in this report:
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
     Remediation for Identified Deficiencies in the Company’s Disclosure Controls and Procedures
     Subsequent to management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and as a result of, and in response to, the deficiencies identified in connection with the evaluation, the Company implemented, and/or is in the process of implementing, the following measures in an effort to improve the effectiveness of disclosure controls and procedures and to remediate the material deficiencies described above:
•	On January 31, 2007, the Company hired a qualified individual to serve as Chief Financial Officer.

•	On March 1, 2007, the Company hired a qualified individual to serve as Controller.

•	The Company is evaluating the need for additional qualified accounting and finance personnel to appropriately staff the accounting and finance departments, including a qualified individual to support the financial accounting and reporting functions. The hiring process is not complete and the Company is continuing to assess staffing needs. The Company is considering application of additional resources and improvements to the documentation of job descriptions within the financial accounting and reporting functions.

•	The Company has revised its processes, procedures and documentation standards relating to accounting for non-routine business matters;

•	The Company has redesigned existing training and will require additional training for accounting staff;

•	The Company will require continuing education for accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices;

•	The Company is considering, and will consider, additional measures, and will alter the measures described above, in an effort to remediate the identified deficiencies.
     Several of the remediation measures described above may take time to fully implement and may not immediately improve the effectiveness of disclosure controls and procedures. As of the filing of this report, the Company had not fully implemented all of the measures described above. The Company believes that the measures implemented to date have improved the effectiveness of disclosure controls and procedures. However, the Company’s principal executive and principal financial officers have concluded that not all disclosure controls and procedures were effective as of the filing of this report. The Company may still have certain deficiencies in disclosure controls and procedures as of the end of the period covered by this report.
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
Item 4T. Controls and Procedures
Not Applicable.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Except as reported herein, there have been no material developments in any of the legal proceedings previously disclosed in the Company’s most recent Annual Report on Form 10-K or any previous Quarterly Reports on Form 10-Q for this year.
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
     Risks Associated with Ongoing Operations
     If we are not able to accurately and timely complete our financial statements and file the reports required under Section 13 or 15(d) of the Exchange Act, we could face SEC or NASDAQ inquiries, our stock price may decline, and/or our financial condition could be materially adversely affected.
     Our principal executive and principal financial officers, or persons performing similar functions, have concluded that our disclosure controls and procedures were not effective, and that a material weakness in financial reporting existed at the end of the fiscal year ended June 25, 2006 and that not all of our disclosure controls and procedures were effective as of the end of the period covered by this report as a result of recent turnover in our accounting staff and reassignment of responsibilities among remaining staff, which may affect our ability to accurately and timely complete our financial statements. We have taken steps to remedy the deficiencies and material weakness(es) that contributed to the ineffective disclosure controls and procedures, but we have not completed implementation of all actions our management believes is necessary. As of the end of the period, covered by this report, we had hired a qualified Chief Financial Officer and a qualified Controller, revised our processes, procedures and documentation standards relating to accounting for non-routine business matters, and redesigned existing training and intend to require additional training for accounting staff, and continuing education for our accounting and finance staff to ensure compliance with current and emerging financial reporting and compliance practices.
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
     Risks Associated With Our Common Stock
     Nasdaq has recently informed us that we are currently not in compliance with the Nasdaq listing requirement related to audit committee composition, and if we are unable to reach compliance with this requirement by the earlier of our next annual meeting or December 13, 2007, then our stock may be delisted from Nasdaq.
     On March 19, 2006, we notified Nasdaq that we were aware that we failed to satisfy the audit committee composition requirements under Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee of the Company’s Board of Directors. Nasdaq Marketplace Rule 4350(d)(2)(A) requires an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (subject to the exemptions provided in Exchange Act Rule 10A-3(c)). On January 8, 2007, we received a staff deficiency letter from Nasdaq indicating that we fail to comply with Nasdaq Marketplace Rule 4350(d)(2)(A). In the January 8, 2007 letter, Nasdaq notified us that Nasdaq would provide us until April 16, 2007 to regain compliance. However, in a letter dated March 19, 2007, Nasdaq notified us that we will have the earlier of our next annual meeting or December 13, 2007 to add an additional member to our audit committee in order to regain compliance with the audit committee composition requirements under Nasdaq MarketPlace Rule 4350(d)(2)(A). The March 19, 2007 letter supersedes the Nasdaq staff deficiency letter dated January 8, 2007 in which Nasdaq notified us that we would only have until April 16, 2007 to regain compliance. We are currently considering alternatives for regaining compliance with the Nasdaq audit committee composition requirements. If we do not satisfy the audit committee composition by the deadline imposed by Nasdaq, then Nasdaq may delist our stock immediately, which may cause our stock price to decline, and/or our financial condition to be materially adversely affected.
     Except as set forth herein, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K in response to Item 1A. to Part I of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

10.1	Employment Letter entered into between the Company and Charles R. Morrison on January 31, 2007 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K dated January 31, 2007 and filed by the Company with the Commission on February 6, 2007).

10.2	Financing Agreement entered into between the Company and CIT Group / Commercial Services, Inc. on January 23, 2007 (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the fiscal quarter ended December 24, 2006 filed by the Company with the Commission on February 7, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN, INC. (Registrant)
By:	/s/ Timothy P. Taft
Timothy P. Taft
Chief Executive Officer

By:	/s/ Charles R. Morrison
Charles R. Morrison
Chief Financial Officer

Dated: May 8, 2007