Form 10-K
period 2007-06-24
PIZZA INN INC /MO/
filed 2007-09-21
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 24, 2007.

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of December 22, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $18,350,674 computed by reference to the closing price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
     As of September 21, 2007, there were 10,155,189 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 13, 2007, have been incorporated by reference in Part III of this report.

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
     On June 24, 2007, the Pizza Inn system consisted of 353 restaurants, including three Company-owned restaurants, and 350 franchised restaurants. The domestic restaurants are comprised of 166 buffet restaurants, 42 delivery/carry-out restaurants and 68 express restaurants. The international franchised restaurants are comprised of 18 buffet restaurants, 49 delivery/carry-out restaurants and 10 express restaurants. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 15%, 8% and 8%, respectively, of the total number of domestic restaurants.
Our History
     Pizza Inn has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market (formerly called the “NASDAQ SmallCap Market”) under the ticker symbol “PZZI.”
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
     Our focused menu is designed to present an appealing variety of high quality pizza and side items to our customers. Our basic buffet restaurant menu offers three main crusts (Original Thin Crust, New York Pan and Italian), with standard toppings and special combinations of toppings. Buffet restaurants also offer pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Delivery/carryout restaurants typically offer the three main crusts and some combination of side items. We believe that our focus on three main crust types creates a better brand identity among customers, improves operating efficiency and maintains food quality and consistency.
     Our buffet and delivery/carry-out concepts feature crusts that are hand-made from dough made fresh in the restaurant each day. We do not use a centralized commissary for mass production of dough and our dough is never frozen (with the exception of certain dough products used in the express concept for pizza, discussed below). Pizza Inn pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. Domestically, all ingredients and toppings can be purchased from Norco which makes deliveries to each domestic restaurant in our system at least once per week. Beginning in November 2006, two authorized third party distributors, each of which has delivery responsibilities for different geographical regions of our system, began providing certain of the warehousing and delivery services that were previously provided by Norco. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.
     Buffet Restaurants
     Buffet restaurants offer dine-in, carryout and catering service and, in many cases, also offer delivery service (“Buffet Units”). They are generally located in free standing buildings or in-line locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard Buffet

Units are between 2,100 and 4,500 square feet in size and seat 80 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.
     The buffet is typically offered at prices from $4.29 to $5.99, and the average ticket price per meal, including a drink, is approximately $6.38 per person for fiscal year 2007. These averages are slightly higher in restaurants offering beer and wine.
     We have implemented an updated image for our domestic Buffet Units. The new image includes significant exterior and interior changes in signage, color schemes and dining area configuration, including the addition of a back-fed buffet bar offering an attractive and efficient presentation. The interior features vibrant colors, graphic accents, contemporary furnishings and updated signage and logos. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family. Interiors feature selected memorabilia capturing some of the milestones in our nearly 50 years of operation. Additionally, some Buffet Units offer guests the convenience of curbside service. The new image has been introduced in new Company-owned Buffet Units, as well as in several new franchised Buffet Units and existing, remodeled franchise Buffet Units.
     Delivery/Carryout Restaurants
     Delivery/carryout restaurants offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments (“Delco Units”). These relatively small restaurants, occupying approximately 1,000 square feet, are primarily production facilities and, in most instances, do not offer seating. Because Delco Units do not typically offer dine-in areas, they usually do not require expensive real estate leasehold or ownership costs and are relatively less expensive to build and equip. The decor of the Delco Unit is designed to be bright and highly visible and feature neon, lighted displays and awnings. We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.
     Express Restaurants
     Express restaurants serve our customers through a variety of non-traditional points of sale. Express restaurants are typically located in a convenience store, food court, college campus, airport terminal, athletic facility or other commercial facility (“Express Units”). They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages. An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the same person who owns the commercial host facility or who is licensed at one or more locations within the facility. We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency. Like Delco Units, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor, real estate or square footage of the Buffet Unit.
Site Selection
     We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics and other competitive factors. We also rely on the franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team will visit each potential domestic Company-owned restaurant location. We try to locate franchised and Company-owned restaurants in retail strip centers or freestanding buildings offering visibility, curb appeal and accessibility.
Development and Operations
     We intend to continue our expansion domestically in markets with significant long-term growth potential and where we believe that we can use our competitive strengths to establish brand recognition and gain local market share. We believe our franchise-oriented business model will allow us to expand our franchised restaurant base with limited capital expenditures and working capital requirements. While we plan to expand our domestic restaurant base primarily through opening new franchised restaurants, we also will continue to evaluate our mix of Company-owned and franchised restaurants and may strategically develop Company-owned restaurants, acquire franchised restaurants and re-franchise Company-owned restaurants. We also believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.

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
     Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $7,500 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit and ten years for a Delco Unit or Express Unit, plus a renewal term of ten years for each concept, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan (“PIAP”) or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 2% for an Express Unit. We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets. An area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and typically agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.
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
     Standards. We require adherence to a variety of standards designed to ensure proper operations and to protect and enhance our brand. All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Our efforts to maintain consistent operations may result from time to time in closing certain restaurants that have not achieved and maintained a consistent standard of quality or operations. We also provide ongoing support to our franchisees to support education and adherence to our standards through our franchise business consultants, who are deployed locally in markets where our franchisees are located.
     Company Operations
     One of our long-term objectives is to selectively expand the number of Company-owned restaurants by identifying appropriate opportunities. We believe that moving forward, our domestic network of Company-owned restaurants will play an important strategic role in our predominately franchised operating structure. In addition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. We also believe that as the number of Company-owned restaurants increases, they may add to the economies of scale available for advertising, marketing and other costs for the entire system.
     As of June 24, 2007, we operated one Buffet Unit in the Dallas, Texas market and two Buffet Units in the Houston, Texas market. We closed the two Buffet Units in the Houston, Texas market in July and August of 2007 and the Company is currently considering alternatives including sub-leasing the units to new or existing franchisees or unrelated third-party tenants and selling the equipment within the units to new or existing franchisees. From time to time, we also consider opportunities to acquire select franchisee-owned restaurants in other markets. We do not currently intend to operate any Delco Units or Express Units.
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
     Our first franchised restaurant outside of the United States opened in the late 1970s, and, as of June 24, 2007, there were 77 restaurants operating internationally, with 49 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia. Our master licensee in Saudi Arabia has also developed several express restaurants at U. S. military facilities in the Middle East.
     Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with a minimal of supervision by us.
Food and Supply Distribution
     On August 28, 2006, we entered into distribution service agreements with two reputable and experienced restaurant distribution companies. Under these agreements, The SYGMA Network (“SYGMA”) and The Institutional Jobbers Company (“IJ”) began making deliveries to all restaurants on November 5, 2006, with delivery territories and responsibilities for each determined according to geographical region. Norco retained product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions. We continue to own a significant majority of the inventory warehoused and delivered by SYGMA and IJ, and franchisees are expected to continue to purchase such products from Norco. We believe this division of responsibilities for our purchasing, franchisee support and distribution systems may result in lower operating costs, logistical efficiencies and increased customer satisfaction. Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency. Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors. In order to assure product quality and consistency, our franchisees are required to purchase, from Norco, certain food products that are proprietary to the Pizza Inn system, including our flour mixture and spice blend. In addition, almost all franchisees purchase other supplies from Norco. Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.
     Under its agreement with us, SYGMA agreed to lease Norco’s warehouse and distribution facility in The Colony, Texas, from which it provides distribution services to restaurants in the western areas of the franchise system. The initial term of the lease agreement begins on November 1, 2006 and continues for thirty-five months. On December 19, 2007, the Company completed a sale-leaseback transaction with Vintage Interests, L.P. (“Vintage”) and sold the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas for approximately $11.5 million. Under the terms of the Sale-Leaseback Agreement, the Company assigned to Vintage, the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006.
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
     PIAP is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members. Each operator of a Buffet Unit or Delco Unit, including us, is entitled to membership in PIAP. Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year. We do not have any ownership interest in PIAP. We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services. As of June 24, 2007, the Company-owned Buffet Units and substantially all of our franchisees were members of PIAP. Operators of Express Units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.
     Groups of franchisees, that are also participants of PIAP, in some of our market areas have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us. Franchisees are required to conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives.
     We provide Company-owned and franchised restaurants with catalogs for the purchase of marketing and promotional items and pre-approved print and radio marketing materials. We have also developed an internet-based system, The Pizza Inn Inn-tranet, by which all of our restaurants may communicate with us and place orders for marketing and promotional products.
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
Employees
     As of September 21, 2007, we had approximately 75 employees, including 53 in our corporate office of which 8 are part of our Norco division, and 5 full-time and 17 part-time employees at the Company-owned restaurant. None of our employees are currently covered by collective bargaining agreements.
Industry and Competition
     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than Pizza Inn. Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are located or may be located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.
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
          We are dependent on a few suppliers for our some of our key ingredients. Domestically, we rely upon sole suppliers for our cheese and flour mixture which are key ingredients. Alternative sources for these ingredients may not be available on a timely basis to supply these key ingredients or be available on terms as favorable to us as under our current arrangements. Any disruptions in our supply of key ingredients could adversely affect our operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable
ITEM 2. PROPERTIES.
     The Company currently owns one Buffet Unit in the Dallas, Texas area. It is operated from a leased location of approximately 4,100 square feet. Annual lease payments are approximately $22.00 per square foot. The lease has a five-year term with multiple renewal options. At June 24, 2007 the Company also operated two Buffet Units in the Houston, Texas market. One location has approximately 4,347 square feet and the other has approximately 2,760 square feet. Both are leased at annual rates of approximately $13.00 and $18.00 per square foot, respectively. The Houston leases expire in 2015 and each has at least one renewal option. We closed the two Buffet Units in the Houston, Texas market in July and August of 2007 and the Company is currently considering alternatives such as sub-leasing the units to new or existing franchisees or unrelated third-party tenants and selling the equipment within the units to new or existing franchisees. The Company also leases its corporate office facility from Vintage Interests, L.P. pursuant to the sale-leaseback transaction completed on December 19, 2006 at an annual rate of approximately $10.00 per square foot. This lease began on December 19, 2006 and has a ten year term.
     The Company also owns property in Little Elm, Texas that was purchased in June 2003 for $127,000 from which the Company previously operated a Delco Unit. Finish out and improvements for the Delco Unit totaled approximately $440,000. The Company has listed the property with a broker for sale to a third party. This property is classified as “held for sale” at June 24, 2007.
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
     On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. In addition, all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. At June 24, 2007, there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.
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
     The parties were unable to renegotiate the Beverage Agreement, and the Company contended that PepsiCo did not cure each of the instances of default set forth in the Company’s April 22, 2005 notice of default. On September 15, 2005, the Company provided PepsiCo notice of termination of the Beverage Agreement. On October 11, 2005, PepsiCo served the Company with a petition in the matter of PepsiCo, Inc. v. Pizza Inn Inc., filed in District Court in Collin County, Texas. In the petition, PepsiCo alleged that the Company breached the Beverage Agreement by terminating it without cause. PepsiCo was seeking damages of approximately $2.6 million, an amount PepsiCo believed represents the value of gallons of beverage products that the Company was required to purchase under the terms of the Beverage Agreement, plus return of any marketing support funds that PepsiCo advanced to the Company but that the Company had not earned. The Company filed a counterclaim against PepsiCo for amounts earned by the Company under the Beverage Agreement but not yet paid by PepsiCo, and for damage for business defamation and tortuous interference with contract based upon statements and actions of the PepsiCo account representative servicing the Company’s account.
     On December 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of December 24, 2006, the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company reduced to zero $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006. As of June 24, 2007, there were no remaining payments due under the PepsiCo Settlement Agreement.
     On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003. The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. The Company has not made any accrual for such amounts as of June 24, 2007.
     On April 12, 2006, Pizza Inn filed a verified complaint and application for injunctive relief against James Minick. Minick was a Georgia franchisee with four (4) franchise agreements, which had been terminated for non-renewal of the franchise agreement, past due fees, and failure to comply with Pizza Inn’s standards, policies, and procedures. At the time of filing the Verified Complaint, Pizza Inn had terminated and sought relief under only one of the franchise agreements (“The Eastman Franchise Agreement”). Minick failed to answer or otherwise respond by May 22, 2006. Pizza Inn moved for an entry of default against Minick. After the clerk entered the entry of default, Pizza Inn analyzed Minick’s defaults under all the agreements and filed an amended verified complaint, asserting claims under two additional franchise agreements (“The Baxley and Dublin Franchise Agreements”). Pizza Inn also amended its application for preliminary injunction, to enjoin Minick from using Pizza Inn’s marks without authorization and maintaining “Minick’s Pizza” restaurants in violation of the covenant not to compete.
     On November 9, 2006, the Court issued a preliminary injunction against Minick, restraining Minick from (1) operating pizza restaurants, while the Swainsboro Franchise Agreement is effective, (2) operating pizza restaurants within ten miles of the former Eastman and Dublin locations for a period of two years from the date of the order, and (3) using Pizza Inn’s marks, trade names, and logos without authorization. On December 18, 2006, Pizza Inn filed its amended motion for default judgment against Minick, since Minick still failed to answer or otherwise respond. On December 20, 2006, the Court entered a Final Judgment against Minick. The Court granted damages in the principal sum of $238,375, plus $32,691 in attorney fees, and $3,310 in expenses. The Court ordered that Pizza Inn recover prejudgment interest on these sums at the rate allowed by law and post-judgment interest at the rate of 4.95% per annum. Furthermore, the Court issued a permanent injunction on the same terms as the preliminary injunction. On or about April 5, 2007, the United States Marshal in Georgia served Minick with the Final Judgment. The receipts and return of process were filed with the Court on April 10, 2007. Pizza Inn has registered the Final Judgment with the Georgia courts and has filed abstracts to record the Final Judgment in the deed records of each county in which Minick is believed to have real property. Pizza Inn also has the option to initiate a sheriff’s sale of real properties in Georgia.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS. AND ISSUER PURCHASE OF EQUITY SECURITIES.
     As of September 21, 2007, there were approximately 1,991 stockholders of record of the Company’s common stock.
     The Company had no sales of unregistered securities during fiscal 2007, 2006 or 2005.
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

		Actual Trade
		Executed Price
		High	Low
2007
	First Quarter Ended 9/24/2006	$2.90	$1.85
	Second Quarter Ended 12/24/2006	2.25	1.51
	Third Quarter Ended 3/25/2007	2.53	1.77
	Fourth Quarter Ended 6/24/2007	3.22	2.24

2006
	First Quarter Ended 9/25/2005	$2.97	$2.50
	Second Quarter Ended 12/25/2005	2.90	2.50
	Third Quarter Ended 3/26/2006	2.93	2.59
	Fourth Quarter Ended 6/25/2006	3.35	2.63
     Under the Company’s bank loan agreement (the “CIT Credit Facility”), the Company is allowed to pay dividends or make other distributions on its common stock up to an aggregate amount of $3,000,000.
     The Company did not pay any dividends on its common stock during the fiscal years ended June 24, 2007 and June 25, 2006. Any determination to pay cash dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on its common stock.
     On May 23, 2007, our board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. Although no repurchases were made in any month within the fourth quarter of the fiscal year covered by this report, 16,004 shares of our common stock were purchased, in the open market, and are being held by us as treasury shares, pursuant to the 2007 Stock Purchase Plan subsequent to June 24, 2007. The following table furnishes information for purchases made subsequent to June 24, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of		Maximum Number of
			Shares Purchased as		Shares that May Yet
	Total Number of		Part of Publicly		Be Purchased Under
	Shares	Average Price Paid	Announced Plans or		the Plans or
Period	Purchased	per Share	Programs		Programs
Month #1
(June 25, 2007 – July 29, 2007)	0	—	—		1,016,000
Month #2
(July 30, 2007 – August 26, 2007)	2,924	$2.31	2,924		1,013,076
Month #3
(August 27, 2007 – September 20, 2007)	13,080	$2.19	13,080		999,996

Total:	16,004	$2.21	16,004	(1)	999,996

(1)	These shares were purchased pursuant to the 2007 Stock Purchase Plan. The 2007 Stock Purchase Plan was announced on May 23, 2007. Our board of directors approved the purchase of up to 1,016,000 shares of our common stock pursuant to the 2007 Stock Purchase Plan. The 2007 Stock Purchase Plan does not have any expiration date.
     Our ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission. We intend to make further purchases under the 2007 Stock Purchase Plan. We may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan and other than pursuant to a publicly announced plan or program.
Equity Compensation Plan Information
     A summary of equity compensation under all of the Company’s equity compensation plans follows:

	Number of Securities to	Weighted-average	Number of Securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity Compensation plans approved by security holders	88,358	$2.77	1,433,759

Equity Compensation plans not approved by security holders	500,000	$2.50	—

Total	588,358	$2.54	1,433,759

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA.
     The following table contains certain selected financial data for the Company for each of the last five fiscal years through June 24, 2007, and should be read in conjunction with the consolidated financial statements and schedules in Item 8 of this report.

	For The Year Ended
	June 24,	June 25,	June 26,	June 27,	June 29,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
SELECTED INCOME STATEMENT DATA:
Total revenues	$47,136	$50,459	$55,269	$59,988	$58,471

Income (loss) before taxes	206	(7,018)	359	3,648	4,643
Net income (loss)	206	(5,989)	204	2,243	3,093
Basic earnings (loss) per common share	0.02	(0.59)	0.02	0.22	0.31
Diluted earnings (loss) per common share	0.02	(0.59)	0.02	0.22	0.31

SELECTED BALANCE SHEET DATA:
Total assets	8,194	19,001	20,255	20,906	20,796
Total debt and capital lease obligations	—	8,044	7,727	8,376	11,233
In the fiscal 2006 the Company adopted SFAS No. 123(R) that requires compensation expense for most equity-based awards be recognized over the requisite service period. Year ended June 24, 2007 and June 25, 2006 compensation reversal/expense was ($14,000) and $341,000, respectively.

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
Fiscal 2007 Compared to Fiscal 2006
Overview
     The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn”. At June 24, 2007, there were 353 Pizza Inn restaurants, consisting of three Company-owned restaurants and 350 franchised restaurants. At June 24, 2007, the domestic restaurants were operated as: (i) 166 Buffet Units; (ii) 42 Delco Units; and (iii) 68 Express Units. The 276 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, the Company had 77 international restaurants located in nine foreign countries.
     Diluted earnings per common share were $0.02 as compared to a diluted loss of $0.59 per share in the prior year. Net income was $206,000 as compared to net loss of ($5,989,000) in the prior year, on revenues of $47,136,000 in the current year and $50,459,000 in the prior year. Pre-tax income was $206,000 as compared to a pre-tax loss of ($7,018,000) in the prior year.
     Results of operations for fiscal 2007 and 2006 both include fifty-two weeks.

     Management believes that key performance indicators in evaluating financial results include chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Fiscal Year Ended
	June 24,	June 25,
	2007	2006
Chainwide retail sales Buffet Units (in thousands)	$114,083	$119,369
Chainwide retail sales Delco Units (in thousands)	$12,576	$13,765
Chainwide retail sales Express Units (in thousands)	$7,175	$8,579
Average number of Buffet Units	171	186
Average number of Delco Units	46	51
Average number of Express Units	67	69
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
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment, marketing materials and other distribution revenues. Food and supply sales decreased 7%, or $3,173,000, to $41,029,000 from $44,202,000 compared to the comparable period last year. The decline in food and supply sales was due primarily to an overall decline in domestic chain wide sales, driven primarily by the strategic closure of underperforming franchise restaurants that were typically not compliant with Company operating standards, which accounted for $2,108,000 of the sales decline. The Company closed 33 domestic franchise restaurants during the year, or 9% of the total domestic franchise locations. Freight and storage revenue declined $557,000 due to outsourcing certain warehouse management and delivery services. In addition, the sale of restaurant-level marketing materials to franchisees decreased $365,000 primarily as a result of the Company’s decision to discontinue the sale of such materials to franchisees.
Franchise Revenue
     Franchise revenue, which includes income from royalties and franchise fees, decreased 4% or $177,000 compared to the comparable period last year primarily due to lower royalties for the comparable period in the previous year as a result of lower retail sales. International royalties increased 14% due primarily to increased retail sales and more locations. The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 24,	June 25,
	2007	2006
Domestic royalties	$3,963	$4,229
International royalties	423	370
Domestic franchise fees	191	147
International development fees	45	53

Franchise revenue	$4,622	$4,799

Restaurant Sales
     Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 2%, or $27,000, compared to the comparable period of the prior year. The increase is the result of opening three new Buffet Units in fiscal 2006, which replaced one Buffet Unit that was sold to a franchisee and one Delco Unit that was closed. The following chart details the revenues at Company-owned restaurants (in thousands):

	Fiscal Year Ended
	June 24,	June 25,
	2007	2006
New Buffet Units — opened partial in Fiscal 2006	$1,485	$855
Buffet Unit — sold February 2006	—	354
Delco Unit — closed April 2006	—	249

Total Restaurant sales	$1,485	$1,458

Cost of Sales
     Cost of sales decreased 8% or $3,661,000 compared to the comparable period in the prior year. This decrease is the primarily the result of lower food and supply sales. In addition, the Company’s commencement of the outsourcing of certain of its warehouse management and delivery services for the distribution of food product to restaurants has resulted in a decreased cost of sales. Cost of sales, as a percentage of food and supply sales and restaurant sales, decreased to 94% from 96% for the comparable period last year.
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories. These expenses decreased 16% or $493,000 compared to the comparable period last year. This decrease is primarily the result of lower payroll, administrative and travel expenses which were offset slightly by higher research and development and promotion expenses.
General and Administrative Expenses
     General and administrative expenses decreased 28% or $1,529,000 compared to the comparable period last year. The following chart summarizes the variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 24,	June 25,
	2007	2006
Legal and Other Professional Fees	$1,829	$1,850
Payroll	418	834
Stock Compensation	(14)	341
Occupancy Costs	622	833
Administrative Expenses and Other	416	662
Depreciation and Amortization	155	330
Information Technology	210	269
Utilities	189	216
Company Store Marketing	102	118
Repairs and Maintenance	75	78

Total general and administrative expenses	$4,002	$5,531

     The decrease in payroll is primarily due to lower head count and a year end adjustment to the bonus accrual. The reduction of the stock compensation expense is a result of forfeitures associated with the resignation of the Company’s President and CEO and options that became fully expensed in fiscal 2006. Occupancy costs decreased due to lower property tax and insurance costs which were slightly offset by rent expense. Administrative expenses and other include refunds on property taxes and insurance in the current year and lower expenses related to the Product Purchasing Committee. Depreciation and amortization is lower as a result of the sale of the corporate office and the impairment of two restaurants in Houston during fiscal year 2006. Prior year Information Technology expenses included the write-off of capitalized software development costs associated with a proprietary on-line ordering system that was under development for the Company by a third party and that had been intended to serve as an ordering and communication platform for franchisees placing orders with Norco. Travel costs were lower in fiscal 2007 as a result of lower head count as mentioned above.
Gain on Sale of Assets
     The current year includes the net gain on the sale of the corporate office and warehouse facility and various warehouse equipment and trailers the Company no longer needed, of approximately $570,000. A $261,000 deferred gain was also recognized as a result of the sale of the office building and is being recognized ratably over the ten-year term of the office lease. Prior year included the gain on sale of property in Prosper, Texas of approximately $149,000.
Impairment of Long-lived Assets and Goodwill
     In the fourth quarter of fiscal 2007, the Company recognized additional impairment of approximately $48,000 to certain property held for sale to value these assets at their approximate net realizable value and additional impairment of approximately $46,000 related to equipment and other fixed assets at the two Company-owned Houston area Buffet units based on management’s decision to close these stores in the first quarter of fiscal 2008.
     In the fourth quarter of fiscal 2006, the Company incurred impairment charges of approximately $152,000 to the goodwill related to the Company-owned stores and impairment charges of approximately $1,166,000 to the equipment and improvements related to the two Company-owned Buffet Units in the Houston, Texas market and one Company-owned Delco Unit in Little Elm, Texas. The impairments were recognized due to the underperformance of these Company-owned stores and the Company’s determination that it was more likely than not that the Company-owned restaurants in Houston, Texas and Little Elm, Texas would be sold prior to the end of their useful lives.
Litigation Settlement Accrual
     The prior year included a $2,800,000 expense to accrue future payments (paid in fiscal 2007) to be made pursuant to an agreement to settle litigation with the Company’s former president and chief executive officer. The current year includes a net settlement with PepsiCo for $302,000.
Other (Income) Expense
     Other income consisted primarily of rental income of $175,000 on the corporate warehouse prior to the sale of the building in the second quarter of fiscal year 2007.
Interest Expense
     Interest expense decreased 39% or $310,000 for the period ended June 24, 2007, compared to the comparable period of the prior year due to the payoff of the Revolving Line of Credit with Wells Fargo in December of 2006.

Provision for Bad Debt
     Bad debt provision related to accounts receivable from franchisees decreased by $205,000 to $96,000. The Company believes that most of the restaurant closings in fiscal year 2007 did not have a material impact on collectibility of any outstanding receivables and royalties due to us because the vast majority of these closed restaurants were lower volume restaurants whose financial impact on its business as a whole was immaterial. For those restaurants that are anticipated to close or exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.
Provision for Income Tax
     There was no provision for income taxes for the year ended June 24, 2007 compared to the benefit of $1,029,000 for the prior year due to lower income in the prior year. The effective tax rate was 0% compared to 15% in the previous year. The change in the effective tax rate is primarily due to the effect of state net operating loss, foreign tax credit and the change in the valuation allowance. The 2006 loss was carried back against prior taxes paid, and the Company received a refund of approximately $680,000, in February 2007, for a portion of prior taxes paid.
Restaurant Openings and Closings
     During fiscal 2007 a total of 15 new franchise restaurants opened, including 8 domestic and 7 international restaurants. Domestically, 33 restaurants were closed by franchisees or terminated by the Company, typically because of unsatisfactory standards of operation or performance. In addition, 4 international restaurants were closed. The following chart summarizes restaurant openings and closings for the periods ended June 24, 2007 compared to the comparable period in the prior year:
Fiscal year ended June 24, 2007

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	182	3	20	1	166
Delco Units	49	1	8	—	42
Express Units	70	4	5	(1)	68
International Units	74	7	4	—	77

Total	375	15	37	—	353

Fiscal year ended June 25, 2006

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	199	4	21	—	182
Delco Units	52	4	7	—	49
Express Units	73	5	8	—	70
International Units	74	11	11	—	74

Total	398	24	47	—	375

Fiscal 2006 Compared to Fiscal 2005
Overview
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
     Diluted loss per common share was ($0.59) as compared to $0.02 of diluted income per share in the prior year. Net loss was ($5,989,000) as compared to net income of $204,000 in the prior year, on revenues of $50,459,000 in the current year and $55,269,000 in the prior year. Pre-tax loss was ($7,018,000) as compared to pre-tax income of $359,000 in the prior year. The increase in net loss is partially the result of a $2.8 million expense to accrue future payments to be made pursuant to an agreement to settle litigation with the Company’s former president and chief executive officer, impairment of long-lived assets and write-off of capitalized software costs totaling $1,443,000, and a 10% reduction in food and supply sales and a 7% reduction in franchise revenue. In addition, pre-tax earnings were negatively impacted by stock compensation expense of $341,000 and an increase in bad debt provision of $271,000. Those negative impacts to pre-tax earnings were partially offset by a gain of $147,000 on the sale of land in Prosper, TX, a reduction in compensation expense of $24,000 due to a change in the estimate for the bonus accrual, and a reduction of state tax expense of $71,000 due to a change in estimated state taxes.
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
Revenues
     Revenues are primarily derived from sales of food, paper products and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chain-wide retail sales, which is driven by changes in same store sales and restaurant count.
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

	June 25,	June 26,
	2006	2005
Buffet Units	$855	$574
Buffet unit — sold February 2006	354	—
Delco unit — closed April 2006	249	372

Restaurant sales	$1,458	$946

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
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories. These expenses increased 12% or $335,000 compared to the comparable period last year. This increase is primarily the result of higher payroll and travel due to increased head count. These expenses were partially offset by lower product research, and outside marketing expenses.

General and Administrative Expenses
     General and administrative expenses increased 13% or $649,000 compared to the comparable period last year. The following chart summarizes the primary variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 25,	June 26,
	2006	2005
Professional Fees	$1,850	$1,657
Payroll	834	758
Stock Compensation	341	—
Occupancy Costs	833	944
Administrative expenses and other	380	383
Depreciation and Amortization	330	346
Information Technology	269	126
Utilities	216	138
Board of Directors Fees	191	297
Marketing	118	73
Travel	91	63
Repairs and Maintenance	78	97

Total general and administrative expenses	$5,531	$4,882

     The increase in professional fees is primarily due to increased legal fees and outside franchise audits. The increase in payroll costs is the result of stock compensation expense and Chief Executive Officer bonus accrual. Stock compensation expense increased with the implementation of SFAS 123R on June 27, 2005. SFAS 123R requires the Company to record compensation charges for share-based transactions in the Consolidated Statement of Operations. See the “New Pronouncements” section below. Occupancy costs decreased due to lower taxes and insurance. The increase in IT costs related to the write off of the on line ordering system.
Gain on Sale of Assets
     In fiscal 2006, the Company sold property in Prosper, Texas for a gain of approximately $149,000.
Impairment of Long-lived Assets and Goodwill
     In the fourth quarter of fiscal 2006, the Company incurred an impairment of approximately $152,000 to the goodwill related to the Company-owned stores and an impairment of approximately $1,166,000 to the equipment and improvements related to the two Company-owned Buffet Units in the Houston, Texas market and one Company-owned Delco Unit in Little Elm, Texas. The impairments were recognized due to the underperformance of the Company-owned stores and the Company’s determination that it was more likely than not that the Company-owned restaurants in Houston, Texas and Little Elm, Texas would be sold prior to the end of their useful lives.
     In fourth quarter of fiscal 2006, the Company incurred a $125,000 expense related to the write-off of capitalized software development costs associated with a proprietary on-line ordering system that was under development for the Company by a third party and that had been intended to serve as an ordering and communication platform for franchisees placing orders with Norco. The system was never fully developed or implemented and the Company’s decision to terminate the development contract and suspend system implementation was primarily a factor of the Company’s decision to outsource certain distribution services to third party providers. In the fourth quarter, the Company also accrued an expense of $20,000 to terminate a service agreement related to the online-ordering system.

Litigation Settlement Accrual
     The fiscal year 2006 expense includes a $2,800,000 expense to accrue future payments to be made pursuant to an agreement to settle litigation with the Company’s former president and chief executive officer. Both fiscal 2006 and fiscal 2005 include legal expenses related to ongoing and settled litigation and related matters.
Interest Expense
     Interest expense increased 33% or $197,000 for the period ended June 25, 2006, compared to the comparable period of the prior year due to higher interest rates and a higher balance under the Revolving Credit Agreement (defined below).
Provision for Bad Debt
     Bad debt provision related to accounts receivable from franchisees increased by $271,000 to $301,000. The Company believes that most of the restaurant closings in fiscal 2006 did not have a material impact on collectibility of any outstanding receivables and royalties due to us because the vast majority of these closed restaurants were lower volume restaurants whose financial impact on its business as a whole was immaterial. The majority of the Company’s bad debt provision in fiscal 2006 was related to accounts receivable due from one franchisee that closed 2 restaurants during the year and has closed his 3 remaining restaurants in fiscal 2007. For those restaurants that are anticipated to close or exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.
Provision for Income Tax
     Provision for income taxes was a benefit of $1,029,000, a decrease of $1,184,000 compared to the comparable period in the prior year due to lower income in the current year. The benefit from the income tax provision was reduced by a valuation allowance of $1,448,000 for a reserve against its deferred tax asset, which was recognized in the fourth quarter of 2006. The effective tax rate was 15% compared to 43% in the previous year. The change in the effective tax rate is primarily due to the effect of permanent differences on lower net income in the current year as compared to the prior year and the valuation allowance in 2006. The 2006 loss was carried back against prior taxes paid, and the Company received a refund of approximately $680,000 in February 2007 for a portion of prior taxes paid.
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

Fiscal year ended June 25, 2006

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	199	4	21	—	182
Delco Units	52	4	7	—	49
Express Units	73	5	8	—	70
International Units	74	11	11	—	74

Total	398	24	47	—	375

Fiscal year ended June 26, 2005

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	212	8	18	(3)	199
Delco Units	53	6	8	1	52
Express Units	73	8	10	2	73
International Units	67	7	—	—	74

Total	405	29	36	—	398

Liquidity and Capital Resources
     Cash flows from operating activities are generally the result of net income (loss) adjusted for depreciation and amortization and changes in working capital. In fiscal 2007, the Company used cash of ($1,371,000) in operating activities as compared to generating cash flows from operating activities of $1,235,000 in fiscal 2006 and $1,088,000 in fiscal 2005. The net use of cash flows from operations in fiscal 2007 was primarily due to the payment of $2,800,000 to the Company’s former Chief Executive Officer. This payment was fully accrued in fiscal 2006 and paid in fiscal 2007.
     The Company generated net cash flows from investing activities of approximately $11,076,000 in fiscal 2007. Cash flows from investing activities primarily reflect (i) proceeds from the Company’s sale of its corporate office building and distribution facility to Vintage Interests, L.P. for approximately $11.5 million in December 2007 (as discussed below) and (ii) a reduction in capital expenditures of approximately $1,978,000 in fiscal 2007 compared to fiscal 2006. In fiscal 2007, the Company used cash of approximately $249,000 for capital expenditures compared to approximately $2,227,000 in fiscal 2006 as no new Company-owned restaurants were opened or purchased in fiscal 2007. In fiscal 2006, the Company used cash of approximately $1,638,000 for investing activities as compared to approximately $753,000 in fiscal 2005. Cash flow used for investing activities during fiscal 2006 consisted primarily of the capital expenditures relating to the opening of one new Company-owned Buffet Unit, the Company’s purchase, lease and remodeling of two existing Buffet Units, and purchases of warehouse equipment. Offsetting these expenditures was approximately $474,000 of proceeds from the sale of land in Prosper, Texas and approximately $115,000 from the sale of a Company-owned Buffet Unit in Dallas, Texas. In fiscal 2005, the Company used cash flow for investing activities of approximately $753,000, primarily to purchase land in Prosper, TX and for the enlargement of the warehouse parking lot.
     Cash flows from financing activities generally reflect changes in the Company’s net repayments of borrowings during the period, together with treasury stock purchases and exercise of stock options. During fiscal 2007, the Company used net cash for financing activities of approximately ($8,010,000). This use of cash included approximately $8,232,000 to pay off the Revolving Credit Agreement and Term Loan Agreement with Wells Fargo in December 2006. Net cash provided by financing activities was $414,000 in fiscal 2006 as compared to cash used for financing activities of $779,000 in fiscal 2005. In fiscal 2006, the Company increased its net bank borrowings by $747,000 primarily due to increased capital expenditures incurred in the current year. In fiscal 2005, the

Company used cash flow from operations to decrease its net bank borrowings and capital lease obligations by $649,000.
     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $458,000 primarily related to the Company’s recent history of pre-tax losses and the potential expiration of certain foreign tax credit carryforwards. Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income. The 2006 loss was carried back against prior taxes paid, and the Company received a refund of approximately $680,000 for a portion of taxes paid in the prior two years in February 2007.
     On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by December 15, 2006 and deposited an additional $100,000 of earnest money by December 19, 2006, and (ii) upon closing, Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006 when the Company sold the property, pursuant to the Sale-Leaseback Agreement for approximately $11.5 million.
     The Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo of $8,232,000 on December 19, 2006 and then terminated the Revolving Credit Agreement, the Term Loan Agreement, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle regarding the Newcastle L/C were also terminated. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements. The Company paid to PepsiCo the $410,000 settlement amount due under the PepsiCo Settlement Agreement on December 29, 2006. The Company paid to Mr. Parker the remaining $2,350,000 due under the Parker Settlement Agreement on December 22, 2006. As of June 24, 2007 the Company had no debt outstanding and no amounts due under the above mentioned settlement agreements.
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
     On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000. As of June 24, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.

     We expect to fund planned capital expenditures, new restaurant openings and any additional share repurchases of our common stock for the next fiscal year from operating cash flow and the $3,500,000 CIT Credit Facility under our revolving line of credit, reduced for certain outstanding letters of credit. At June 24, 2007, there was no debt outstanding.
Contractual Obligations and Commitments
     The following chart summarizes all of the Company’s material obligations and commitments to make future payments under contracts such as operating lease and employment agreements as of June 24, 2007 (in thousands):

		Fiscal Year	Fiscal Years	Fiscal Years	After Fiscal
	Total	2008	2009 - 2010	2011 - 2012	Year 2012
Operating lease obligations	$5,297	$689	$1,190	$1,040	$2,378
Employment Agreements	300	300	—	—	—

Total contractual cash obligations	$5,597	$989	$1,190	$1,040	$2,378

Transactions with Related Parties
     Two directors of the Company were franchisees during fiscal 2006 and one director was a franchisee during part of fiscal 2007.
     This director, Ramon Phillips, did operate one restaurant in Oklahoma. He sold this restaurant in April 2007 and is no longer a Pizza Inn franchisee. Purchases by this franchisee comprised 0.4%, 0.4%, and 0.4% of the Company’s total food and supply sales in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Royalties from this franchisee comprised 0.4%, 0.4%, and 0.5% of the Company’s total franchise revenues in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. As of June 24, 2007 and June 25, 2006, his accounts payable to the Company were $0 and approximately $10,000, respectively. This restaurant paid royalties to the Company and purchased a majority of its food and supplies from Norco.
     One of the director franchisees, Bobby Clairday, currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.9%, 6.5%, and 6.3% of the Company’s total food and supply sales in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.4%, 3.5%, and 3.4% of the Company’s total franchise revenues in the years ended June 25, 2006, June 26, 2005 and June 27, 2004, respectively. As of June 25, 2006 and June 26, 2005, his accounts and note payable to the Company were $442,000 and $898,000, respectively. These restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco. This franchisee director did not stand for re-election on the board in December 2006.
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
     The Company believes the following critical accounting policies require estimates about the effect of matters that are inherently uncertain, are susceptible to change, and therefore require subjective judgments. Changes in the estimates and judgments could significantly impact the Company’s results of operations and financial condition in future periods.
     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay. Actual realization of accounts receivable could differ materially from the Company’s estimates.
     Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases. These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and a franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay. Actual realization of notes receivable could differ materially from the Company’s estimates.
     Inventory, which consists primarily of food, paper products, supplies and equipment primarily warehoused by the Company’s two third-party distributors, The SYGMA Network and The Institutional Jobbers Company, are stated at lower of cost or market, with cost determined according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.
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
     The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of the cases and consultations with external counsel and provides for the exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial position or results of operation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require any new fair value measurements in generally accepted account principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS No. 157 on June 30, 2008. The Company has not completed its evaluation of the impact of adoption of SFAS No. 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS No. 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statement.
     In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their Fair Value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of adoption of SFAS No. 159 on the Company’s financial statements but currently believes the impact of the adoption of SFAS No. 159 will not require material modification of the Company’s consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company has market risk exposure arising from changes in interest rates. The Company’s earnings are affected by changes in short-term interest rates as a result of borrowings under its credit facilities, which bear interest based on floating rates. There is no current known impact due to a lack of debt balances at June 24, 2007.
     The Company is exposed to market risks from changes in commodity prices. During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales. Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices. The block price per pound of cheese averaged $1.38 in fiscal 2007. The estimated change in sales from a hypothetical $0.20 decrease in the average cheese block price per pound would have been approximately $1.18 million in fiscal 2007.
     The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on the Company.

PIZZA INN, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Schedule:
r
PAGE NO.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.	33

Consolidated Statements of Operations for the years ended June 24, 2007, June 25, 2006, and June 26, 2005.	34

Consolidated Statements of Comprehensive Income (Loss) for the years ended June 24, 2007, June 25, 2006, and June 26, 2005.	34

Consolidated Balance Sheets at June 24, 2007 and June 25, 2006.	35

Consolidated Statements of Shareholders’ Equity for the years ended June 24, 2007, June 25, 2006, and June 26, 2005.	36

Consolidated Statements of Cash Flows for the years ended June 24, 2007, June 25, 2006, and June 26, 2005.	37

Notes to Consolidated Financial Statements.	39

FINANCIAL STATEMENT SCHEDULE

Schedule II — Consolidated Valuation and Qualifying Accounts	63

All other schedules are omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pizza Inn, Inc.
The Colony, Texas
We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 24, 2007 and June 25, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 24, 2007. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended June 24, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 24, 2007 and June 25, 2006 and the results of its operations and its cash flows for each of the three years in the period ended June 24, 2007 in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule for each of the three years in the period ended June 24, 2007 presents fairly, in all material respects, the information set forth therein.
As more fully described in Note H to the consolidated financial statements, effective June 27, 2005, the Company adopted the provisions of SFAS 123(R), “Share Based Payment.”
/s/ BDO Seidman, LLP
Dallas, Texas
September 20, 2007

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
REVENUES:
Food and supply sales	$41,029	$44,202	$49,161
Franchise revenue	4,622	4,799	5,162
Restaurant sales	1,485	1,458	946

	47,136	50,459	55,269

COSTS AND EXPENSES:
Cost of sales	40,101	43,762	46,617
Franchise expenses	2,633	3,126	2,791
General and administrative expenses	4,002	5,531	4,882
Gain on sale of assets	(570)	(149)	—
Impairment of long-lived assets and goodwill	48	1,319	—
Litigation settlement accrual	302	2,800	—
Other (income) expense	(159)	—	—
Provision for bad debt	96	301	30

Total costs and expenses, net	46,453	56,690	54,320

OPERATING INCOME (LOSS)	683	(6,231)	949

Interest expense	477	787	590

INCOME (LOSS) BEFORE INCOME TAXES	206	(7,018)	359

Provision (benefit) for income taxes	—	(1,029)	155

NET INCOME (LOSS)	$206	$(5,989)	$204

Basic earnings (loss) per common share	$0.02	$(0.59)	$0.02

Diluted earnings (loss) per common share	$0.02	$(0.59)	$0.02

Weighted average common shares outstanding	10,145	10,123	10,105

Weighted average common and potentially dilutive common shares outstanding	10,146	10,123	10,142

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Net income (loss)	$206	$(5,989)	$204
Interest rate swap gain (net of income tax expense of $0, $89, and $59, respectively)	14	173	115

Comprehensive Income (Loss)	$220	$(5,816)	$319

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 24,	June 25,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,879	$184
Accounts receivable, less allowance for doubtful accounts of $451 and $324, respectively	2,716	2,627
Accounts receivable — related parties	—	452
Notes receivable, current portion	8	52
Inventories	1,518	1,772
Property held for sale	336	—
Deferred income tax assets	458	1,145
Prepaid expenses and other	165	299

Total current assets	7,080	6,531

LONG-TERM ASSETS
Property, plant and equipment, net	778	11,921
Notes receivable	12	20
Re-acquired development territory, net	239	431
Deposits and other	85	98

	$8,194	$19,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$2,082	$2,217
Accrued expenses	1,805	4,791
Current portion of long-term debt	—	8,044

Total current liabilities	3,887	15,052

LONG-TERM LIABILITIES
Deferred gain on sale of property	209	—
Deferred revenues	314	379
Other long-term liabilities	7	58

Total liabilities	4,417	15,489

COMMITMENTS AND CONTINGENCIES (See Notes D and I)
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 15,120,319 and 15,090,319 shares, respectively; outstanding 10,168,494 and 10,138,494 shares, respectively	151	151
Additional paid-in capital	8,471	8,426
Retained earnings	14,799	14,593
Accumulated other comprehensive loss	—	(14)
Treasury stock at cost Shares in treasury: 4,951,825 for both years	(19,644)	(19,644)

Total shareholders’ equity	3,777	3,512

	$8,194	$19,001

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accum.
					Other
			Additional		Comp.	Treasury
	Common Stock		Paid-in	Retained	Income	Stock
	Shares	Amount	Capital	Earnings	(Loss)	at Cost	Total
BALANCE, JUNE 27, 2004	10,134	150	7,975	20,378	(302)	(19,484)	8,717

Exercise of stock options	15	—	30	—	—	—	30
Stock repurchase	(54)	—	—	—	—	(160)	(160)
Interest rate swap gain (net of income tax expense of $59)	—	—	—	—	115	—	115
Net income	—	—	—	204	—	—	204

BALANCE, JUNE 26, 2005	10,095	150	8,005	20,582	(187)	(19,644)	8,906

Exercise of stock options	44	1	80	—	—	—	81
Interest rate swap gain (net of income tax expense of $89)	—	—	—	—	173	—	173
Stock compensation expense	—	—	341	—	—	—	341
Net loss	—	—	—	(5,989)	—	—	(5,989)

BALANCE, JUNE 25, 2006	10,139	151	8,426	14,593	(14)	(19,644)	3,512

Exercise of stock options	30	—	59	—	—	—	59
Interest rate swap gain (net of income tax expense of $0)	—	—	—	—	14	—	14
Stock compensation expense (reversal)	—	—	(14)	—	—	—	(14)
Net income	—	—	—	206	—	—	206

BALANCE, JUNE 24, 2007	10,169	151	8,471	14,799	—	(19,644)	3,777

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$206	$(5,989)	$204
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	692	1,214	1,143
Impairment of long-lived assets & goodwill	48	1,443	—
Deferred rent expense	(9)	56	—
Provision for bad debt	96	301	30
Stock compensation expense	(14)	341	—
Litigation expense accrual	302	2,800	—
Gain on sale of assets	(570)	(149)	—
Deferred income taxes	687	(1,029)	39
Deferred revenue	196	542	—
Changes in operating assets and liabilities:
Notes and accounts receivable	320	884	(256)
Inventories	254	145	(205)
Accounts payable — trade	(135)	255	716
Accrued expenses	(3,520)	7	(735)
Prepaid expenses and other	76	414	152

Cash (used for) provided by operating activities	(1,371)	1,235	1,088

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	11,325	589	—
Capital expenditures	(249)	(2,227)	(753)

Cash provided by (used for) investing activities	11,076	(1,638)	(753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	(25)	—	—
Change in line of credit, net	—	747	(234)
Repayments of long-term bank debt	(8,044)	(414)	(415)
Purchases of treasury stock	—	—	(160)
Proceeds from exercise of stock options	59	81	30

Cash (used for) provided by financing activities	(8,010)	414	(779)

Net increase in cash and cash equivalents	1,695	11	(444)
Cash and cash equivalents, beginning of year	184	173	617

Cash and cash equivalents, end of year	$1,879	$184	$173

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statement.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
CASH PAID / (RECEIVED) FOR:
Interest payments	$498	$782	$589
Income tax payments / (refunds)	(680)	(283)	633

NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on interest rate swap	$14	$262	$74
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
     On June 24, 2007, the Pizza Inn system consisted of 353 locations, including three Company-operated restaurants and 350 franchised restaurants, with franchises in 18 states and nine foreign countries. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina and Arkansas accounting for approximately 35%, 14%, and 8%, respectively, of the total domestic restaurants. Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through agreements with third party distributors, the Company provides and facilitates food, equipment and supply distribution to its domestic and international system of restaurants.
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
Inventories:
     Inventory, which consists primarily of food, paper products, supplies and equipment primarily warehoused by the Company’s two third-party distributors, The SYGMA Network and The Institutional Jobbers Company, is stated at lower of cost or market, with cost determined according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.
Property Held for Sale:
     Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At June 24, 2007, the Company had approximately $336,000 of assets classified as held for sale. As of June 24, 2007, approximately $293,000 of such amount represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas. As of June 24, 2007, the remaining $43,000 of assets held for sale represents miscellaneous trailers and other transportation equipment. The Company incurred impairment charges of approximately $48,000 in the fourth quarter of fiscal 2007 related to these assets. All assets held for sale are currently listed with brokers for sale to third parties.

Property, Plant and Equipment:
     Property, plant and equipment, are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.
     Depreciation and amortization is computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter. The useful lives of the assets range from three to 39 years.
Goodwill:
     Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company considers its Company-owned restaurants to be reporting units when it tests for goodwill impairment. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. During the quarter ended June 25, 2006, the Company reduced its expectations for the Company-owned restaurants in Houston, Texas based on recent trends. At June 25, 2006, the Company recorded a pre-tax, non-cash impairment charge of $152,000 to fully impair (write off) the carrying value of the goodwill associated with the Houston area restaurants. Impairment charges are included in general and administrative expenses in the Consolidated Statements of Operations. At June 24, 2007 and June 25, 2006 there was no goodwill recorded on the Consolidated Balance Sheets.
Long-Lived Asset Impairment Assessments, Excluding Goodwill:
     The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal years 2007 and 2006, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $46,000 and $1,166,000, during fiscal 2007 and fiscal 2006, respectively, related to the carrying value of the Houston area Company-owned restaurants and the Little Elm, Texas property. No impairment charges were necessary at June 26, 2005.
Accounts Receivable:
     Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer credit worthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Finance charges may be accrued for at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.
Notes Receivable:
     Notes receivable primarily consist of notes from franchisees for the refinancing of existing trade receivables. These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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
     The Company has one re-acquired territory at June 24, 2007. The territory was re-acquired in December 2003, and is being amortized against incremental cash flows received, which is estimated to be approximately five years. The following chart summarizes the carrying amount at June 24, 2007 and June 25, 2006, the current year amortization expense and the estimated amortization schedule to be expensed in fiscal years 2007 through 2009 (in thousands).

	June 24,	June 25,
	2007	2006
Gross Carrying Amount	$912	$912
Accumulated Amortization	(673)	(481)

Net	$239	$431

Aggregate Amortization Expense:
For the year ended June 24, 2007	$192

Estimated Amortization Expense:
For the year ending 2008	192
For the year ending 2009	47

Total estimated amortization expense for the years ending 2007 - 2009	$239

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
     The Company incurred significant pre-tax losses in fiscal 2006 but generated pre-tax profits in fiscal 2007. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized, if future pre-tax profits are insufficient, and based upon the evidence of the Company’s significant pre-tax losses in fiscal 2006, the possibility of pre-tax losses in the future, and the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.
Revenue Recognition:
     The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company’s Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry. Food and supply revenue are recognized upon delivery of the product. Equipment that is sold requires installation prior to acceptance. Recognition of revenue for equipment sales occurs upon installation of such equipment. Other than for large remodel projects, delivery date and installation date are the same. Norco sales are reflected under the caption “food and supply sales.” Shipping and handling costs billed to customers are recognized as revenue.
     Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, “Territory”) sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. For the years ended June 24, 2007, June 25, 2006 and June 26, 2005, 95%, 96% and 97%, respectively, of franchise revenue was comprised of recurring royalties.
     Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop a specified number of restaurants in designated geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and to the extent of cash received. There were no territory fees recognized as income during the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005.
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
     The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. Because SFAS No. 123(R) must be applied not only to new awards, but also to previously granted awards that are not fully vested on the effective date, compensation cost for the unvested portion of some previously granted options are recognized under SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required.
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
     At June 24, 2007 the Company has two stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employment agreement with the Company’s President and Chief Executive Officer. Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant; generally those options vest ratably over various vesting periods. The Company’s stock-based compensation plans are described more fully in Note H. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Prior to June 27, 2005 the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost was reflected in net earnings. See Note H for effects on net earnings and earnings per share, if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation.
     As a result of adopting SFAS No. 123(R) on June 27, 2005, our loss before income taxes and net loss for the year ended June 25, 2006, is approximately $341,000 and $221,000 higher, than if we had continued to account for share-based compensation under APB No. 25. These amounts represent previously issued awards, vesting in fiscal years 2006, 2007 and 2008. Basic and diluted loss per share for the year ended June 25, 2006 are both $0.02 higher than if the Company had continued to account for share-based compensation under APB No. 25.
Disclosure about Fair Value of Financial Instruments:
     The carrying amounts of accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturity of these instruments. The Company had no long-term debt at June 24, 2007. The carrying amount of long-term debt at June 25, 2006 approximated its fair value. At June 25, 2006, the fair value of the Company’s interest rate swap was based on pricing models using current market rates. The Company had no interest rate swap agreement at June 24, 2007.
Contingencies:
     Provisions for settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with Statement of Financial Accounting Standard No. 5 (SFAS 5). If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred.
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
Fiscal Year:
     The Company’s fiscal year ends on the last Sunday in June. Fiscal years ending June 24, 2007, June 25, 2006 and June 26, 2005 all contained 52 weeks.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for our fiscal 2007. The adoption of this statement did not have a material impact on the company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS No. 157 does not require any new fair value measurements in generally accepted account principles. However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS No. 157 on June 30, 2008. The Company has not completed its evaluation of the impact of adoption of SFAS No. 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS No. 157 will not require material modification of the Company’s fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, “Accounting for Leases”, at their Fair Value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of adoption of SFAS No. 159 on the Company’s financial statements but currently believes the impact of the adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial statements.
NOTE B – PROPERTY, PLANT AND EQUIPMENT:
     Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 24,	June 25,
	Lives	2007	2006
Property, plant and equipment:
Equipment, furniture and fixtures	3 – 7 yrs	$1,757	$5,861
Building	5 – 39 yrs	—	10,923
Land	—	—	2,071
Leasehold improvements	7 yrs or lease term if shorter	1,237	495

		2,994	19,350
Less: accumulated depreciation/amortization		(2,216)	(7,429)

		$778	$11,921

Depreciation and amortization expense was approximately $692,000, $1,214,000, and $1,143,000 for the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively.
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

NOTE C — ACCRUED EXPENSES:
     Accrued expenses consist of the following (in thousands):

	June 24,	June 25,
	2007	2006
Litigation reserve (Note I)	$—	$2,800
Other	797	762
Compensation	667	664
Taxes	115	402
Other professional fees	226	163

	$1,805	$4,791

NOTE D — LONG-TERM DEBT:
     The Company entered into an amendment to its existing credit agreement with Wells Fargo on August 29, 2005, effective June 26, 2005 (as amended, the “Revolving Credit Agreement”), for a $6.0 million revolving credit line that would have expired on October 1, 2007, replacing a $3.0 million line that was due to expire on December 23, 2005. The amendment provided, among other terms, for modifications to certain financial covenants, which would have resulted in an event of default under the existing credit agreement had the Company not entered into the Revolving Credit Agreement. Interest under the Revolving Credit Agreement was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the Revolving Credit Agreement at a rate from 0.35% to 0.50% based on the Company’s performance under certain financial ratio tests. The interest rate realized in fiscal 2006 and in the first and second quarters of fiscal 2007 was higher than the rate structure described above due to the events of default described below. As of June 25, 2006 the variable interest rate was 9.75%, using a Prime interest rate basis. Amounts outstanding under the Revolving Credit Agreement as of June 24, 2007 and June 25, 2006 were $0 and approximately $1,713,000, respectively. Property, plant and equipment, inventory and accounts receivable had been pledged for the Revolving Credit Agreement.
     The Company entered into an agreement effective December 28, 2000, as amended (the “Term Loan Agreement”), with Wells Fargo to provide up to $8.125 million of financing for the construction of the Company’s new headquarters, training center and distribution facility. The construction loan converted to a term loan effective January 31, 2002 with the unpaid principal balance to mature on December 28, 2007. The Term Loan Agreement amortized over a term of twenty years, with principal payments of $34,000 due monthly. Interest on the Term Loan Agreement was also payable monthly. Interest was provided for at a rate equal to a range of Prime less an interest rate margin of 0.75% to Prime plus an interest rate margin of 1.75% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 1.25% to 3.75%. The interest rate margin was based on the Company’s performance under certain financial ratio tests. The Company, to fulfill the requirements of Wells Fargo, fixed the interest rate on the Term Loan Agreement by utilizing an interest rate swap agreement as discussed below. The Term Loan Agreement had an outstanding balance of $0 at June 24, 2007 and approximately $6,300,000 at June 25, 2006. Property, plant and equipment, inventory and accounts receivable had been pledged for the Term Loan Agreement.
     On October 18, 2005, the Company notified Wells Fargo that, as of September 25, 2005 the Company was in violation of certain financial ratio covenants in the Revolving Credit Agreement and that, as a result, an event of default existed under the Revolving Loan Agreement. As a result of the continuing event of default, all outstanding principal of the Company’s obligations under the Revolving Credit Agreement and Term Loan Agreement had been reclassified as a current liability on the Company’s balance sheet since that date.
     On November 28, 2005 Wells Fargo notified the Company that as a result of the default, Wells Fargo would continue to make Revolving Credit Loans (as defined in the Revolving Credit Agreement) to the Company in accordance with the terms of the Revolving Credit Agreement, provided that the aggregate principal amount of all such Revolving Credit Loans did not exceed $3,000,000 at any one time. Additionally, Wells Fargo notified the Company that the LIBOR rate margin and the prime rate margin had been adjusted, effective as of October 1, 2005, according to the pricing rate grid set forth in the Revolving Credit Agreement.
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
     On October 19, 2006, the Company received a proposed commitment letter from Newcastle Partners, L.P. (“Newcastle”) to provide the Company with a letter of credit in the amount of $1.5 million subject to certain conditions, including the execution of a new forbearance agreement with Wells Fargo. Newcastle is the Company’s largest shareholder, owning approximately 48% of the Company’s outstanding shares, and three of its officers are members of the Company’s board of directors.
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
     In connection with the Newcastle L/C, also on November 10, 2006, the Company and Newcastle entered into an agreement (the “Reimbursement Agreement”) whereby the Company agreed to (i) reimburse Newcastle for a maximum of $15,000 of its expenses payable to its general partner, (ii) reimburse Newcastle for its out-of-pocket expenses incurred in obtaining and issuing the Newcastle L/C, and (iii) indemnify and hold harmless Newcastle and its officers and affiliates from certain potential costs, expenses and liabilities that they may incur or be subjected to that may arise in connection with the Newcastle L/C, the Supplemental Forbearance Agreement and the Reimbursement Agreement. On November 10, 2006, the Company and Newcastle also entered into (i) a promissory note agreement that provided that if the Newcastle L/C was drawn on then it would have been evidenced by a $1.5 million note issued to Newcastle that would have accrued interest at a rate equal to Prime plus an interest rate margin of 5.00% and (ii) a security agreement granting Newcastle an interest in certain of the Company’s tangible and intangible assets, which was subordinate to Wells Fargo’s security interests in such assets under the Loan Agreements. The Newcastle L/C could have been drawn on by Wells Fargo to pay down the Company’s outstanding debt if there had been certain new events of default during the Supplemental Forbearance Period or if the Supplemental Forbearance Period expired and was not extended before the Company’s obligations to Wells Fargo were paid in full. On November 13, 2006, the Company had satisfied all of the conditions required for the commencement of the Supplemental Forbearance Period. There were no new events of default during the Supplemental Forbearance Period, and the Newcastle L/C was not drawn upon by Wells Fargo.
     On October 20, 2006, the Company and Vintage Interests, L.P. (“Vintage”) entered into a purchase and sale agreement (the “Sale-Leaseback Agreement”) pursuant to which Vintage agreed to purchase from the Company for $11.5 million the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas. Under the terms of the Sale-Leaseback Agreement, the Company agreed to (i) assign to Vintage the three-year lease agreement for the distribution facility entered into between the Company and The SYGMA Network on August 25, 2006, and (ii) enter into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”). On November 21, 2006, Pizza Inn and Vintage entered into an amendment to the Sale-Leaseback Agreement, the material terms of which were (i) Vintage could extend the closing date from

December 19, 2006 to December 29, 2006 if Vintage provided notice of such extension by December 15, 2006 and deposited an additional $100,000 of earnest money by December 19, 2006, and (ii) upon closing, Pizza Inn would deposit with Vintage an amount equal to six months of rent for the office building in cash or by letter of credit until Pizza Inn’s shareholders’ equity exceeded $4 million. The sale-leaseback transaction was completed on December 19, 2006 when the Company sold the property, pursuant to the Sale-Leaseback Agreement, for approximately $11.5 million.
     As discussed above, on December 19, 2006, the Company sold its corporate office building and distribution facility to Vintage, pursuant to the Sale-Leaseback Agreement, for approximately $11.5 million. The Company realized a total gain on the sale of the property of approximately $985,000 of which approximately $724,000 was related to the sale of the distribution facility and recognized in the second quarter of fiscal 2007. The remaining $261,000 of the gain was related to the office building and was deferred and is being recognized ratably over the ten year term of the office lease as a reduction to rent expense.
     The Company used a portion of the proceeds from the sale-leaseback transaction to pay off all obligations owed to Wells Fargo of $8,232,211 on December 29, 2006 and then terminated the Revolving Credit Agreement, the Term Loan Agreement, and all related agreements with Wells Fargo. At that time, the agreements with Newcastle regarding the Newcastle L/C were also terminated. Subsequently, the remaining proceeds from the sale-leaseback transaction were used to pay off amounts owed under two litigation settlement agreements. The Company paid to PepsiCo the $410,000 settlement amount due under the PepsiCo Settlement Agreement on December 29, 2006. The Company paid to Mr. Parker the remaining $2,350,000 due under the Parker Settlement Agreement on December 22, 2006. As of June 24, 2007 the Company had no debt outstanding and no amounts due under the above mentioned settlement agreements.
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
     On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000. As of June 24, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.

     PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves. At June 25, 2006, this letter of credit was secured under the Revolving Credit Agreement. In December 2006, the letter of credit was terminated and replaced by a deposit of $230,000. At June 24, 2007 this deposit is included in cash and cash equivalents in the consolidated balance sheet. In July 2007, CIT issued a letter of credit for approximately $230,000 to secure loss reserves. Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company’s consolidated financial statements.
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
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This allowance is based upon the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies. These estimates could be impacted by changes in future taxable income and the results of tax strategies.
     Provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Current — Federal	$(687)	$—	$134
Current — State	—	—	7
Deferred — Federal	696	(889)	13
Deferred — State	(9)	(140)	1

Provision (benefit) for income taxes	$—	$(1,029)	$155

     The effective income tax rate varied from the statutory rate for the years ended June 24, 2007, June 25, 2006 and June 26, 2005 as reflected below (in thousands):

	June 24,	June 25,	June 26,
	2007	2006	2005
Federal income taxes based on 34% of pre-tax income (loss)	$70	$(2,386)	$122
State income tax, net of federal effect	125	(92)	5
Permanent adjustments	5	15	15
Change in valuation allowance	(416)	1,448	(21)
Foreign tax credits	208	—	—
Other	8	(14)	34

	$—	$(1,029)	$155

     The tax effects of temporary differences that give rise to the net deferred tax assets (liabilities) consisted of the following (in thousands):

	June 24,	June 25,
	2007	2006
Reserve for bad debt	$160	$115
Depreciable assets	465	122
Deferred fees	74	31
Other reserves and accruals	473	1,409
Interest rate swap loss	—	7
Credit carryforwards	98	176
Net operating loss carry forwards	336	849

Gross deferred tax asset	1,606	2,709

Valuation allowance	(1,148)	(1,564)

Net deferred tax asset	$458	$1,145

     Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce the net deferred tax assets to the amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company has historically considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies, projected future taxable income and recent financial performance. The Company incurred significant pre-tax losses in fiscal 2006 but generated pre-tax profits in fiscal 2007. The accounting guidance in SFAS 109 suggests that the future earnings may not support the realizability of all of the deferred tax asset. As a result, the Company has concluded that a partial valuation allowance of $ 1,148,000 against our deferred tax asset was appropriate at June 24, 2007. No Provision for income tax expense was recorded in fiscal 2007. In the fourth quarter of fiscal 2006, the deferred tax asset was reduced by $1,448,000 with a corresponding adjustment to the provision for income taxes and the book value of the remaining net deferred tax asset was supported by the ability to carry back the significant majority of the net operating loss in 2006 against prior taxes paid and the likelihood of recognizing a gain on the sale of real estate assets. The Company filed a refund claim, carrying back the significant majority of the 2006 net operating loss against prior taxes paid and received a refund of approximately $680,000 in February 2007. The remaining net operating loss will be carried forward and will not expire until 2027.
     As of June 24, 2007, the Company had $98,000 of foreign tax credit carryforwards expiring between 2008 and 2011. A related valuation allowance was established under SFAS 109, since it is more likely than not that a portion of the foreign tax credit carryforwards will expire before they can be utilized.

NOTE F — LEASES:
     Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms. Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.
     On December 19, 2006, the Company sold its real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), as discussed above, and entered into a ten-year lease agreement with Vintage for the corporate office building (the “Office Lease”).
     Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 24, 2007 are as follows (in thousands):

Operating
Leases
2008	$689
2009	605
2010	585
2011	515
2012	525
Thereafter	2,378

$5,297

     Rental expense consisted of the following (in thousands):

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Minimum rentals	$764	$1,162	$1,040
Contingent rentals	—	(3)	—
Sublease rentals	(187)	(12)	(75)

	$577	$1,147	$965

NOTE G — EMPLOYEE BENEFITS:
     The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. Effective January 1, 2002, as amended by the Economic Growth and Tax Relief Reconciliation Act (EGTRRA), the plan provides that participating employees may elect to have between 1% — 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective January 1, 2001 through June 30, 2004, the Company contributed on behalf of each participating employee an amount equal to 50% of up to 4% of the employee’s contribution. Effective July 1, 2004 through June 26, 2005, the Company elected to temporarily suspend its matching contribution to the plan. Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of up to 4% of the employee’s contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in common stock of the Company. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code.

     For the years ended June 24, 2007, June 25, 2006 and June 26, 2005, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $48,000, $75,000 and $0, respectively.
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
     On March 31, 2005 the Company and Tim Taft, the Company’s President and Chief Executive Officer, entered into a non-qualified stock option award agreement as part of Mr. Taft’s employment agreement. Pursuant to the agreement Mr. Taft was awarded options to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.50 per share, which was the market value of the stock on that day. Options for 50,000 shares vested immediately upon execution of the agreement and the remaining options vest incrementally over the next three years. Mr. Taft resigned on August 15, 2007, effective immediately. As of June 24, 2007 and as of the date of Mr. Taft’s resignation, 300,000 options were vested. As a result of Mr. Taft’s resignation, the Company revised its forfeiture rate for purposes of determining equity compensation expense. The revised forfeiture rate of 38.46% resulted in stock-based compensation expense of ($14,000) in fiscal 2007. See Note L.
     In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005. Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as incentive options (permitting the participant to defer resulting federal income taxes). A total of one million shares of common stock are authorized to be issued under the 2005 Employee Plan. As of June 24, 2007 no options have been issued under the 2005 Employee Plan.
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

Summary of Stock Option Transactions
A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options follows:

	Year Ended
	June 24, 2007		June 25, 2006		June 26, 2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	700,858	$2.68	810,958	$2.73	485,700	$3.40
Granted	—	$—	20,000	$2.74	542,858	$2.53
Exercised	(30,000)	$2.00	(44,000)	$1.85	(15,000)	$2.00
Canceled/Expired	(82,500)	$3.73	(86,100)	$3.59	(202,600)	$3.86

Outstanding at end of year	588,358	$2.54	700,858	$2.68	810,958	$2.73

Exercisable at end of year	388,358	$2.56	330,858	$2.87	318,100	$3.00

Weighted-average fair value of options granted during the year		$—		$1.22		$1.37

Total intrinsic value of options exercised		$13,200		$41,020		$11,772
The following table provides information on options outstanding and options exercisable at June 24, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 24, 2007	Life (Years)	Exercise Price	at June 24, 2007	Exercise Price
$2.00 - 3.25	577,858	7.34	$2.52	377,858	$2.46
$3.30 - 4.25	10,500	0.01	$3.56	10,500	$0.10
$4.38 - 5.50	0	—	$0.00	0	$0.00

$2.00 - 5.50	588,358	7.35	$2.54	388,358	$2.56

     The Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), effective June 27, 2005. SFAS 123(R) requires the recognition of the fair value of stock-based compensation in net earnings. At June 24, 2007 the Company had two stock-based employee compensation plans, two stock-based non-employee director compensation plans and an employment agreement with the Company’s President and Chief Executive Officer.
     Prior to July 27, 2005, the Company accounted for these plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net earnings because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, are recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for the fiscal years 2007 and 2006 in the amount of approximately ($14,000) and $341,000, respectively, in the statement of operations. The Company also recorded no tax benefits in fiscal 2007 and related tax benefits for the fiscal year 2006 in the amount of $120,000. The effect on net income and loss from recognizing stock-based compensation for the fiscal year ended June 24, 2007 and June 25, 2006 was ($14,000) or $0.001 and $221,000, or $0.02 per basic share respectively.
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

	June 26, 2005
	As Reported	Pro Forma
Net income	$204,000	$80,000
Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01
     For all of the Company’s stock-based compensation plans, the fair value of each grant was estimated at the date of grant using the Black-Scholes option-pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as the Company has not paid any cash dividends) and employee exercise behavior. In fiscal 2007 no options were granted. If the Company had granted options in fiscal 2007, the following weighted average assumptions would have been used: risk free interest rate of 5.01%, expected volatility of 40.0%, forfeiture rates of 38.46%, expected dividend yield of 0% and expected life of 7.35. Assumptions used in fiscal 2006: risk-free interest rate of 3.77%, expected volatility of 40.1%, forfeiture rates of 0%, expected dividend yield of 0% and expected life of six years. The forfeiture rate increased to 38.46% during fiscal 2007 due to the resignation of the Company’s President and Chief Executive Officer, Tim Taft, and the forfeiture of 200,000 unvested incentive stock options. Assumptions used in fiscal year 2005: risk-free interest rates ranging from 4.09% to 4.50%, expected volatility of 40.5% to 40.9%, expected dividend yield of 0%, forfeiture rates of 0%, and expected lives of six to nine years.
     At June 24, 2007, the Company had unvested options to purchase 200,000 shares with a weighted average grant date fair value of $2.50. At June 25, 2006 we had unvested options to purchase 370,000 shares with a weighted average grant date fair value of $1.39. The total remaining unrecognized compensation cost related to unvested awards amounted to $0 at June 24, 2007 and $236,890 at June 25, 2006. The weighted average remaining requisite service period of the unvested awards was 16 months. The total fair value of awards that vested during the fiscal years ended June 24, 2007, June 25, 2006 and June 26, 2005 were $77,000, $196,730 and $69,800, respectively.
NOTE I — COMMITMENTS AND CONTINGENCIES:
     On May 23, 2007, the Company announced that its Board of Directors had authorized a stock repurchase plan whereby the Company may repurchase up to 10% or 1,016,000 shares of its currently outstanding common stock. No shares had been repurchased as of June 24, 2007. See Note L.
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
     On September 24, 2006, the parties entered into a compromise and settlement agreement (the “Parker Settlement Agreement”) relating to the arbitration actions filed by the Company and Mr. Parker (collectively, the “Parker Arbitration”). Pursuant to the Settlement Agreement, each of the Company and Mr. Parker (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice. The Company also agreed to pay Mr. Parker $2,800,000 through a structured payment schedule to resolve all claims asserted by Mr. Parker in the Parker Arbitration, with the entire amount to be paid within six months of the date of the Parker Settlement Agreement. In addition, all payments under the Parker Settlement Agreement automatically and immediately became due upon the completion of the sale-leaseback transaction involving our corporate headquarters office and distribution facility on December 19, 2006. Following the completion of the sale-leaseback transaction, the Company paid off the entire amount of remaining payments due under the Parker Settlement Agreement. At June 24, 2007, there were no remaining amounts due to Mr. Parker under the Parker Settlement Agreement.
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
     On December 14, 2006, the Company and PepsiCo entered into a compromise settlement agreement (the “PepsiCo Settlement Agreement”) and an agreed final judgment fully resolving all claims at issue in the litigation between the parties. Under the terms of the PepsiCo Settlement Agreement, among other things, (i) each party agreed to dismiss all claims between the parties; (ii) the parties released and discharged each other from all pending and possible claims arising out of or in connection with the Beverage Agreement; (iii) the Company agreed to pay to PepsiCo $410,000 on or before December 29, 2006 and entered into the agreed final judgment to secure the Company’s payment obligations; and (iv) each party bears its own attorneys’ fees and court costs. The Company paid to PepsiCo the $410,000 settlement amount on December 29, 2006 and the parties subsequently entered the agreed joint motion with the court to dismiss the case. As of December 24, 2006, the Company had accrued the full amount paid to PepsiCo. As a result of the terms of the PepsiCo Settlement Agreement, the Company reduced to zero $108,000 of accounts payable to PepsiCo related to beverage product previously purchased from PepsiCo, which resulted in a reduction of the provision for litigation costs by that amount during the fiscal second quarter ended December 24, 2006. As of June 24, 2007, there were no remaining payments due under the PepsiCo Settlement Agreement.
     On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003. The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter. Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit. The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. The Company has not made any accrual for such amounts as of June 24, 2007.
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
NOTE J — RELATED PARTIES:
     Two directors of the Company were franchisees during fiscal 2006 and one director was a franchisee during part of fiscal 2007.
     One director, Ramon Phillips, did operate one restaurant in Oklahoma. He sold this restaurant in April 2007 and is no longer a Pizza Inn franchisee. Purchases by this franchisee comprised 0.4%, 0.4%, and 0.4% of the Company’s total food and supply sales in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Royalties from this franchisee comprised 0.4%, 0.4%, and 0.5% of the Company’s total franchise revenues in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. As of June 24, 2007 and

June 25, 2006, his accounts payable to the Company were $0 and approximately $10,000, respectively. This restaurant paid royalties to the Company and purchased a majority of its food and supplies from Norco.
     The other director franchisee, Bobby Clairday, currently operates a total of 10 restaurants located in Arkansas. Purchases by this franchisee comprised 6.9%, 6.5%, and 6.3% of the Company’s total food and supply sales in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. Royalties and license fees and area development sales from this franchisee comprised 3.4%, 3.5%, and 3.4% of the Company’s total franchise revenues in the years ended June 24, 2007, June 25, 2006 and June 26, 2005, respectively. As of June 25, 2006 and June 26, 2005, his accounts and note payable to the Company were $442,000 and $898,000, respectively. These restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco. This franchisee director did not stand for re-election on the board in December 2006.
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
NOTE K — EARNINGS PER SHARE:
     The Company computes and presents earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.
     The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Income (loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year Ended June 24, 2007
BASIC EPS
Income (Loss) Available to Common Shareholders	$206	10,145	$0.02
Effect of Dilutive Securities — Stock Options		1

DILUTED EPS
Income (Loss) Available to Common Shareholders & Potentially Dilutive Securities	$206	10,146	$0.02

Year Ended June 25, 2006
BASIC EPS
Income (Loss) Available to Common Shareholders	$(5,989)	10,123	$(0.59)
DILUTED EPS
Income (Loss) Available to Common Shareholders & Potentially Dilutive Securities	$(5,989)	10,123	$(0.59)

Year Ended June 26, 2005
BASIC EPS
Income Available to Common Shareholders	$204	10,105	$0.02
Effect of Dilutive Securities — Stock Options		37

DILUTED EPS
Income Available to Common Shareholders & Potentially Dilutive Securities	$204	10,142	$0.02

     At June 24, 2007, options to purchase 15,000 shares of common stock at exercise prices ranging from $2.00 to $2.15 per share were outstanding and included in the computation of diluted EPS, using the Treasury Stock Method, because the options’ exercise price was less than the average market price of the common shares during the year. Options to purchase 373,358 shares of common stock at exercise prices ranging from $2.50 to $3.56 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.
     At June 25, 2006, options to purchase 120,858 shares of common stock at exercise prices ranging from $2.85 to $5.00 per share were outstanding but were not included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss. Options to purchase 206,958 and 391,650 shares of common stock during fiscal years 2005 and 2004, respectively, were not included in the computation of diluted EPS because the option’s exercise price was greater than the average market price of the common share.
NOTE L – SUBSEQUENT EVENTS:
     On August 22, 2007, the Company began repurchasing Pizza Inn stock in the open market in accordance with the Stock Repurchase Plan that was approved by the Company’s Board of Directors on May 23, 2007. As of September 21, 2007, the Company had repurchased approximately 16,004 shares at an average price of $2.21 per share.
     On August 15, 2007, the Company’s President and CEO, Tim Taft, submitted to the Company’s Board of Directors, his written notice of resignation as a director and President and Chief Executive Officer of the Company, effective immediately. In connection with Mr. Taft’s separation from the Company, the Company agreed to pay Mr. Taft severance of $300,000 (representing one year of salary), payable in twelve equal monthly installments.
     Effective August 15, 2007, the Company appointed Charlie Morrison as Interim Chief Executive Officer of the Company. Mr. Morrison currently serves as Chief Financial Officer of the Company.

     Effective August 15, 2007, the Company’s Board of Directors appointed Clinton Coleman to fill the board vacancy resulting from Mr. Taft’s departure. Mr. Coleman is a Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle Partners, L.P. (“Newcastle”).
     On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000. As of June 24, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.
     The Company closed the two Buffet Units in the Houston, Texas market in July and August of 2007 and is currently considering alternatives including sub-leasing the units to new or existing franchisees or unrelated third-party tenants and selling the equipment within the units to new or existing franchisees.
NOTE M – SEGMENT REPORTING:
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

     Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, interest income, operating profit, income tax expense, capital expenditures and assets for the Company’s reportable segments for the years ended June 24, 2007, June 25, 2006, and June 26, 2005 (in thousands):

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Net sales and operating revenues:
Food and equipment distribution	$41,029	$44,202	$49,161
Franchise and other	6,107	6,257	6,108
Inter-segment revenues	541	10,013	228

Combined	47,677	60,472	55,497
Less inter-segment revenues	(541)	(10,013)	(228)

Consolidated revenues	$47,136	$50,459	$55,269

Depreciation and amortization:
Food and equipment distribution	$166	$520	$516
Franchise and other	371	364	281

Combined	537	884	797
Corporate administration and other	155	330	346

Depreciation and amortization	$692	$1,214	$1,143

Interest expense:
Food and equipment distribution	$267	$439	$329
Franchise and other	1	3	3

Combined	268	442	332
Corporate administration and other	209	345	258

Interest expense	$477	$787	$590

Pre-Tax Income (loss):
Food and equipment distribution (1)	$(49)	$(994)	$614
Franchise and other (1)	1,596	(257)	2,240
Inter-segment profit	128	182	91

Combined	1,675	(1,069)	2,945
Less inter-segment profit	(128)	(182)	(91)
Corporate administration and other	(1,341)	(5,767)	(2,495)

Income (loss) before taxes	$206	$(7,018)	$359

Income tax provision (benefit):
Food and equipment distribution	$—	$(146)	$265
Franchise and other	—	(38)	967

Combined	—	(184)	1,232
Corporate administration and other	—	(845)	(1,077)

Income tax expense	$—	$(1,029)	$155

(1)	Does not include full allocation of corporate administration

	Year Ended
	June 24,	June 25,	June 26,
	2007	2006	2005
Capital Expenditures:
Food and equipment distribution	$225	$53	$353
Franchise and other	23	2,063	327

Combined	248	2,116	680
Corporate administration and other	1	111	73

Consolidated capital expenditures	$249	$2,227	$753

Assets:
Food and equipment distribution	$4,181	$10,691	$8,653
Franchise and other	1,460	1,948	1,941

Combined	5,641	12,639	10,594
Corporate administration and other	2,553	6,362	9,661

Consolidated assets	$8,194	$19,001	$20,255

Geographic Information (Revenues):
United States	$45,734	$49,276	$54,059
Foreign countries	1,402	1,183	1,210

Consolidated total	$47,136	$50,459	$55,269

NOTE N — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):
     The following summarizes the unaudited quarterly results of operations for the fiscal years ended June 24, 2007 and June 25, 2006 (in thousands, except per share amounts):

	Quarter Ended
	September 24,	December 24,	March 25,	June 24,
	2006	2006	2007	2007
Fiscal Year 2007
Revenues	$11,947	$11,726	$11,763	$11,700
Gross profit	580	401	806	626
Net (loss) income	(1,061)	152	457	658
Basic (loss) gain per common share	(0.10)	0.01	0.05	0.06
Diluted (loss) gain per common share	(0.10)	0.01	0.05	0.06

	Quarter Ended
	September 25,	December 25,	March 26,	June 25,
	2005	2005	2006	2006
Fiscal Year 2006
Revenues	$12,706	$12,753	$12,843	$12,157
Gross profit	394	460	418	626
Net loss	(490)	(601)	(477)	(4,421)
Basic loss per common share	(0.05)	(0.06)	(0.05)	(0.43)
Diluted loss per common share	(0.05)	(0.06)	(0.05)	(0.43)

     In the fourth quarter of fiscal 2007, the Company also incurred the following pre-tax items: (i) a bad debt provision of $75,000 related to accounts receivable from franchisees, (ii) a reduction in compensation expense of $153,000 due to a change in the estimate for bonus accrual, (iii) a reduction in compensation expense of $183,000 due to the resignation of the Company’s President and CEO, Tim Taft, on August 15, 2007 which resulted in the reversal of approximately $183,000 of compensation expense that had been previously recognized related to unvested incentive stock options at the date of Mr. Taft’s resignation, and (iv) impairment charges of approximately $48,000 related to property held for sale and approximately $46,000 related to the fixed assets in the two Houston area Company stores.
     In the fourth quarter of fiscal 2006, the Company incurred an impairment charge of $152,000 to the goodwill related to the Company-owned restaurants and an impairment charge of $1,166,000 to the equipment and improvements related to the two Company-owned Buffet Units in the Houston, Texas market and one Company-owned Delco Unit in Little Elm, Texas. The impairments were recognized due to the underperformance of the Company-owned restaurants and the Company’s determination that it is more likely than not that the Company-owned restaurants in Houston, Texas and Little Elm, Texas will be sold prior to the end of their useful lives. In addition, the Company incurred a $125,000 expense related to the write-off of capitalized software development costs associated with a proprietary on-line ordering system that was under development for the Company by a third party and that had been intended to serve as an ordering and communication platform for franchisees placing orders with Norco. The system was never fully developed or implemented and the Company’s decision to terminate the development contract and suspend system implementation was primarily a factor of the Company’s decision to outsource certain distribution services to third party providers. The Company also accrued an expense of $20,000 to terminate a service agreement related to the online-ordering system.
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

SCHEDULE II
PIZZA INN, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Recovered		Balance
	beginning	cost and	cost and	Other	at end
	of period	expense	expense	Deductions	of period
Allowance for doubtful accounts and notes receivable

Year Ended June 24, 2007	$324	$120	$(24)	$31	$451

Year Ended June 25, 2006	$371	$301	$(11)	$(337)	$324

Year Ended June 26, 2005	$372	$30	$—	$(31)	$371
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
     During fiscal 2007, we designed and implemented numerous initiatives to improve our internal control structure. The parties responsible for designing and implementing the initiatives referenced below are the Chief Financial Officer and the Corporate Controller.
     The following material weaknesses were identified for the year ended June 25, 2006 in our Annual Report on Form 10-K for fiscal year 2006 related to (a) significant turnover in our accounting staff, including the positions of chief financial officer and controller, (b) a lack of sufficient staff-level personnel with adequate technical expertise to analyze effectively, and review in a timely manner, our accounting for non-routine business matters and (c) as a result of the above mentioned accounting staff turnover and the unfilled management positions including the positions of chief financial officer and controller, certain remaining personnel were temporarily assigned responsibilities for which they did not have adequate training or experience. The remediation of these weaknesses resulted in changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended June 24, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows:
•	The Company hired a qualified individual to serve as Chief Financial Officer on January 31, 2007.

•	The Company hired a qualified individual to serve as Corporate Controller on March 1, 2007.

•	We revised our processes, procedures and documentation standards relating to accounting for non-routine business matters.

•	We implemented additional financial analysis and review processes related to the monthly close process.

•	We hired an additional qualified individual to serve in the accounting and financial reporting functions.
These initiatives were part of our overall program that remediated all material control weaknesses identified for the year ended June 25, 2006 by June 24, 2007.
The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.
ITEM 9B. OTHER INFORMATION.
     There is no information required to be disclosed under this item.
PART III
     The information required by this Item will be incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Company’s next annual meeting of shareholders, which is expected to be held on December 12, 2007.

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
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES.
     The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1.	The financial statements filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.
2.	The financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

3.	Exhibits:
3.1	Amended and Restated By-Laws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

3.2	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

10.1	Construction Loan Agreement between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.2	Promissory Note between the Company and Wells Fargo Bank (Texas), N.A. dated December 28, 2000 (filed as Item 10.3 to Form 10-Q for the fiscal quarter ended December 24, 2000 and incorporated herein by reference).

10.3	Third Amended and Restated Loan Agreement dated January 22, 2003 but effective December 29, 2002, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.1 to Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference).

10.4	Sixth Amended and Restated Revolving Credit Note Agreement dated January 22, 2003 but effective as of December 29, 2002, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended December 29, 2002 and incorporated herein by reference.)

10.5	First Amendment to Third Amended and Restated Loan Agreement dated April 22, 2004 but effective as of March 28, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.1 to Form 10-Q for the fiscal quarter ended March 28, 2004 and incorporated herein by reference).

10.6	Seventh Amended and Restated Revolving Credit Note Agreement dated April 22, 2004 but effective as of March 28, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended March 28, 2004 and incorporated herein by reference).

10.7	Second Amendment to Third Amended and Restated Loan Agreement and Amendment to Real Estate Note dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 10.2 to Form 10-Q for the fiscal quarter ended March 27, 2005 and incorporated herein by reference).

10.8	Eighth Amended and Restated Revolving Credit Note Agreement dated February 11, 2005 but effective as of December 26, 2004, between the Company and Wells Fargo Bank, N.A. (filed as Item 10.3 to Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).

10.9	Third Amendment to Third Amended and Restated Loan Agreement and Second Amendment to Real Estate Note dated August 29, 2005 but effective as of June 26, 2005, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 1.01 to Form 8-K on August 29, 2005 and incorporated herein by reference).

10.10	Ninth Amended and Restated Revolving Credit Note Agreement dated August 29, 2005 but effective as of June 26, 2005, between the Company and Wells Fargo Bank (Texas), N.A. (filed as Item 1.01 to Form 8-K on August 29, 2005 and incorporate herein by reference).

10.11	Employment Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.4 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference). *

10.12	Amendment to Executive Employment Agreement entered into between the Company and Timothy P. Taft on November 30, 2006 (filed as Item 10.2 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference)*

10.13	Notice of termination of the Executive Employment Agreement between the Company and Timothy P. Taft on August 15, 2007.*

10.14	Employment Letter entered into between the Company and Charles R. Morrison on January 31, 2007 (filed as Item 10.5 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).*

10.15	Non-Qualified Stock Option Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.5 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference).*

10.16	2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Item 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.17	2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Item 10.26 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference)*

10.18	Warehouse Lease Agreement dated August 25, 2006 between the Company and The SYGMA Network (filed as Item 10.15 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

10.19	Compromise and Settlement Agreement dated September 24, 2006 between the Company and Ronald W. Parker (filed as Item 10.16 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference).

10.20	Compromise Settlement Agreement and Mutual Release entered into between the Company and PepsiCo, Inc. on December 14, 2006 (filed as Item 10.3 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).

10.21	First Amendment to Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on November 21, 2006 (filed as Item 10.1 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).

10.22	Second Amendment to the Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. (“CIT”) dated January 23, 2007.

10.23	Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on October 20, 2006 (filed as Item 10.1 to Form 10-Q for the quarterly period ended September 24, 2006 and incorporated herein by reference).

10.24	Supplemental Limited Forbearance Agreement entered into between the Company and Wells Fargo Bank, N.A. on November 5, 2006 (filed as Item 10.2 to Form 10-Q for the quarterly period ended September 24, 2006 and incorporated herein by reference).

21.0	List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

*	Denotes a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 21, 2007	By:	/s/ Charles R. Morrison
Charles R. Morrison
Interim President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ J. Kevin Bland
Principal Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date

/s/ Mark E. Schwarz	September 21, 2007

Mark E. Schwarz
Director and Chairman of the Board

/s/ Ramon D. Phillips	September 21, 2007

Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 21, 2007

Steven M. Johnson
Director

/s/ James K. Zielke	September 21, 2007

James K. Zielke
Director

/s/ Robert B. Page	September 21, 2007

Robert B. Page
Director

/s/ Steven J. Pully	September 21, 2007

Steven J. Pully
Director

/s/ Clinton J. Coleman	September 21, 2007

Clinton J. Coleman
Director