Form 10-Q
period 2007-11-05
PIZZA INN INC /MO/
filed 2007-11-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 23, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-12919

PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State of other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3551 Plano Parkway
The Colony, Texas 75056
(Address of principal executive offices) (Zip Code)

(469) 384-5000
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 6, 2007,  10,126,560 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 23,	September 24,
	2007	2006

REVENUES:
Food and supply sales	$10,779	$10,388
Franchise revenue	1,116	1,189
Restaurant sales	183	190
	12,078	11,767

COSTS AND EXPENSES:
Cost of sales	10,072	9,929
Franchise expenses	620	672
General and administrative expenses	635	1,549
Severance	300	-
Bad debts	23	-
Gain on sale of assets	-	(10)
Other income	-	(33)
Provision for litigation settlement	-	410
Interest expense	-	200
	11,650	12,717

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	428	(950)
Income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	428	(950)
Loss from discontinued operations, net of taxes	(83)	(111)
NET INCOME (LOSS)	$345	$(1,061)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income (loss) from continuing operations	$0.04	$(0.09)
Loss from discontinued operations	(0.01)	$(0.01)
Net income (loss)	$0.03	$(0.10)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED:
Income (loss) from continuing operations	$0.04	$(0.09)
Loss from discontinued operations	(0.01)	(0.01)
Net income (loss)	$0.03	$(0.10)

Weighted average common shares outstanding - basic	10,166	10,138

Weighted average common and
potential dilutive common shares outstanding	10,167	10,138

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)
	Three Months Ended
	September 23,	September 24,
	2007	2006

Net income (loss)	$345	$(1,061)
Interest rate swap loss - (net of tax
benefit of $29)	-	(34)
Comprehensive income (loss)	$345	$(1,095)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 23,	June 24,
	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,320	$1,879
Accounts receivable, less allowance for bad debts
of $472 and $451, respectively	3,074	2,716
Notes receivable, current portion	7	8
Inventories	1,334	1,518
Property held for sale	336	336
Deferred income tax assets	458	458
Prepaid expenses and other	251	165
Total current assets	6,780	7,080

LONG-TERM ASSETS
Property, plant and equipment, net	752	778
Notes receivable	12	12
Re-acquired development territory, net	190	239
Deposits and other	115	85
	$7,849	$8,194
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,780	$2,082
Accrued expenses	1,458	1,805
Total current liabilities	3,238	3,887

LONG-TERM LIABILITIES
Deferred gain on sale of property	203	209
Deferred revenues	301	314
Other long-term liabilities	20	7
Total liabilities	3,762	4,417

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,121,518 and 15,120,319 shares, respectively;
outstanding 10,153,689 and 10,168,494 shares, respectively	151	151
Additional paid-in capital	8,471	8,471
Retained earnings	15,144	14,799
Treasury stock at cost
Shares in treasury: 4,967,829 and 4,951,825, respectively	(19,679)	(19,644)
Total shareholders' equity	4,087	3,777
	$7,849	$8,194

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 23,	September 24,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$345	$(1,061)
Adjustments to reconcile net income (loss) to
cash (used) provided by operating activities:
Depreciation and amortization	84	311
Severance accrual expense	300	-
Deferred rent expense	-	2
Stock compensation expense	-	42
Litigation expense accrual	-	410
Gain on sale of assets	-	(10)
Provision for bad debts	23	-
Deferred revenue	-	112
Changes in operating assets and liabilities:
Notes and accounts receivable	(380)	406
Inventories	184	62
Accounts payable - trade	(302)	(138)
Accrued expenses	(646)	30
Prepaid expenses and other	(92)	51
Cash (used) provided by operating activities	(484)	217

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	-	10
Capital expenditures	(40)	(94)
Cash used for investing activities	(40)	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(25)
Change in line of credit, net	-	(6)
Repayments of long-term bank debt	-	(102)
Repurchase of common stock	(35)	-
Cash used for financing activities	(35)	(133)

Net decrease in cash and cash equivalents	(559)	-
Cash and cash equivalents, beginning of period	1,879	184
Cash and cash equivalents, end of period	$1,320	$184

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended
	September 23,	September 24,
	2007	2006

CASH PAYMENTS FOR:

Interest	$-	$200

NON CASH FINANCING AND INVESTING
ACTIVITIES:
Capital lease obligations incurred
Loss on interest rate swap	$-	$(27)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the notes to the Company's audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods.  All adjustments contained herein are of a normal recurring nature.  Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.  Certain prior period amounts have been reclassified to conform with current period presentation.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fiscal Year
Fiscal first quarter ended September 23, 2007 and September 24, 2006 both contained 13 weeks.

Revenue Recognition
The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company's Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry.  Food and supply revenue are recognized upon delivery of the product.  Equipment that is sold requires installation prior to acceptance.  Recognition of revenue for equipment sales occurs upon installation of such equipment.  Other than for large remodel projects, delivery date and installation date are the same.  Norco sales are reflected under the caption "food and supply sales."  Shipping and handling costs billed to customers are recognized as revenue.

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned.

Use of Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically and actual results could differ materially from estimates.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in the evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 at the beginning of our fiscal year on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  At September 23, 2007, the Company’s unrecognized tax benefits, including interest and penalties, were $0 and the amount of unrecognized tax benefits that would impact the effective rate, if recognized, is $0.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

In September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS Number 157 does not require any new fair value measurements in generally accepted account principles.  However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS Number 157 on June 30, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

(3)	Long-Term Debt

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of September 23, 2007, there were no borrowings outstanding on the CIT Credit Facility, and the Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves as discussed below.

PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves.  At June 25, 2006, this letter of credit was secured under the Revolving Credit Agreement.  In December 2006, the letter of credit was terminated and replaced by a deposit of $230,000.  At June 24, 2007 this deposit was included in cash and cash equivalents in the consolidated balance sheet.  In July 2007, CIT issued a letter of credit for approximately $230,000 to secure these loss reserves and the $230,000 deposit was returned to the Company.  Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's consolidated financial statements as of September 23, 2007.

(4)	Commitments and Contingencies

On May 23, 2007, the Company announced that its Board of Directors had authorized a stock repurchase plan whereby the Company may repurchase up to 10% or 1,016,000 shares of its currently outstanding common stock.  As of September 23, 2007, 16,004 shares have been repurchased with an average price of $2.24 per share.

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, (“Akin Gump”) and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements, which, in the opinion of the Company’s current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay, and that, if paid, could expose the Company to significant financial liability which could have had a material adverse effect on the Company’s financial position.

On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses which will be reported as income in the second quarter ended December 23, 2007.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company has not made any accrual for such amounts as of September 23, 2007.

On December 19, 2006, the Company notified Nasdaq that the Company is aware that it fails to satisfy the audit committee composition requirements under Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee of the Company’s Board of Directors.  Nasdaq Marketplace Rule 4350(d)(2)(A) requires an audit committee of at least three members, each of whom must, among other requirements, be independent as defined under NASDAQ Marketplace Rule 4200(a)(15) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (subject to the exemptions provided in Exchange Act Rule 10A-3(c)).  On January 8, 2007, the Company received a staff deficiency letter from NASDAQ indicating that the Company fails to comply with Nasdaq Marketplace Rule 4350(d)(2)(A).  In the January 8, 2007 letter, NASDAQ notified the Company that NASDAQ will provide the Company until April 16, 2007 to regain compliance.  However in a letter dated March 19, 2007, Nasdaq notified the Company that the Company will have until the earlier of its next annual shareholders’ meeting or December 13, 2007 to add an additional member to its audit committee in order to regain compliance with the audit committee composition requirements under Nasdaq Marketplace Rule 4350 (d)(2)(A).  The March 19, 2007 letter supersedes the staff deficiency letter dated January 8, 2007 in which Nasdaq notified the Company that the Company would only have until April 16, 2007 to regain compliance.  The Company is considering its alternatives for regaining compliance with the Nasdaq audit committee composition requirements.

The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business.  With the possible exception of the matters set forth above, management believes that any such claims and actions currently pending against us are either covered by insurance or would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition if decided in a manner that is unfavorable to us.

(5)	Earnings (loss) per Share

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 23, 2007		September 24, 2006
	Diluted	Basic	Diluted	Basic

Earnings (loss) from continuing operations for
per share calculation	$ 428	$ 428	$ (950)	$ (950)
Loss from discontinued operations for
per share calculation	(83)	(83)	(111)	(111)
Net earnings (loss) available for per share calculation	$ 345	$ 345	$ (1,061)	$ (1,061)

Weighted average equivalent shares
Shares of Pizza Inn, Inc. common stock outstanding	10,166	10,166	10,138	10,138
Potential dilutive common shares outstanding
including stock options	1	-	-	-
Total weighted average equivalent shares	10,167	10,166	10,138	10,138

Per-share amounts
Income (loss) from continuing operations	$ 0.04	$ 0.04	$ (0.09)	$ (0.09)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income (loss)	$ 0.03	$ 0.03	$ (0.10)	$ (0.10)

At September 23, 2007, options to purchase 5,000 shares of common stock at an exercise price of $2.15 per share were outstanding and included in the computation of diluted EPS, using the Treasury Stock Method, because the  options’ exercise price was less than the average market price of the common shares during the quarter.  Options to purchase 62,858 shares of common stock at exercise prices ranging from $2.74 to $2.85 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the quarter.

At September 24, 2006, no options to purchase shares of common stock were included in the computation of diluted EPS as such inclusion would have been anti-dilutive to EPS due to the Company’s net loss in the quarter.

(6)           Closed restaurants and discontinued operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that discontinued operations, that meet certain criteria, be reflected in the statement of operations after results of continuing operations as a net amount. SFAS No. 144 also requires that the operations of the closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.

The Company closed two restaurants in Houston, Texas during the quarter ended September 23, 2007.  No provision for impairment was required to be taken during the quarter ended September 23, 2007. The impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value.  That net realizable value remains unchanged.  The two properties are on the market for sub-lease and have received a number of site visits.  Because we believe that the property will sub-lease at or above the current rate, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

A summary of discontinued operations is as follows in (thousands):

	Three Months Ended
	September 23, 2007	September 24, 2006
Net sales	$61	$180
Cost of sales	114	248
General & Administrative	30	43
Loss from discontinued operations	$(83)	$(111)

(7)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income (loss) and geographic information (revenues) for the Company’s reportable segments for the three month period ended September 23, 2007 and September 24, 2006 (in thousands).  Operating income and loss excludes interest expense, and income tax provision.

	September 23,	September 24,
	2007	2006

Net sales and operating revenues:
Food and equipment distribution	$10,779	$10,388
Franchise and other (2)	1,299	1,379
Intersegment revenues	88	150
combined	12,166	11,917

Less intersegment revenues	(88)	(150)
Consolidated revenues	$12,078	$11,767

Depreciation and amortization:
Food and equipment distribution	$2	$126
Franchise and other (2)	69	93
combined	71	219
Corporate administration and other	13	92
Depreciation and amortization	$84	$311

Interest expense:
Food and equipment distribution	$-	$108
Franchise and other (2)	-	-
combined	-	108
Corporate administration and other	-	92
Interest Expense	-	200

Operating income (loss):
Food and equipment distribution (1)	$378	$(273)
Franchise and other (1), (2)	499	499
Intersegment profit	22	35
combined	899	261
Less intersegment profit	(22)	(35)
Corporate administration and other	(449)	(1,176)
Operating income (loss)	$428	$(950)

Geographic information (revenues):
United States	$11,536	$11,305
Foreign countries	542	462
Consolidated total	$12,078	$11,767

(1) Does not include full allocation of corporate administration.
(2)	Company stores that were closed during the year are included in discontinued operations and are excluded from above.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 24, 2007 and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to the strategies underlying our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional risk factors and uncertainties, if any,  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, may be set forth below under the heading “Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law and regulation, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn".  Our distribution division is Norco Restaurant Services Company (“Norco”).  At September 23, 2007, there were 346 domestic and international Pizza Inn restaurants, consisting of one Company-owned domestic restaurant, 267 franchised domestic restaurants, and 78 franchised international restaurants.  The 268 domestic restaurants consisted of: (i) 163 restaurants that offer dine-in, carry-out, and in many cases, delivery services (Buffet Units); (ii) 42 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 63 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 268 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 78 international restaurants were located in nine foreign countries.

Diluted income (loss) per common share increased to $0.03 from ($0.10) for the three month period ended September 23, 2007 compared to the comparable period ended September 24, 2006.  Net income (loss) for the three month period ended September 23, 2007 increased $1,406,000 to $345,000 from ($1,061,000) for the comparable period in the prior fiscal year, on revenues of $12,078,000 for the three month period ended September 23, 2007 and $11,767,000 for the comparable period in the prior fiscal year.  The increase in net income is primarily due to $845,000 lower legal fees and settlements and improvements in operating profit resulting from the outsourcing of the Company’s Norco business, improved sales, as well as savings of $200,000 in interest expense.  These savings were offset by severance expenses of $300,000 recognized in August, 2007 due to the departure of the Company’s President and CEO on August 15, 2007.

Management believes that key performance indicators in evaluating financial results include domestic chain -wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	September 23,	September 24,
	2007	2006
Domestic retail sales Buffet Units (in thousands)	$28,326	$28,616
Domestic retail sales Delco Units (in thousands)	$2,922	$3,346
Domestic retail sales Express Units (in thousands)	$1,626	$1,959

Average number of domestic Buffet Units	163	175
Average number of domestic Delco Units	42	48
Average number of domestic Express Units	63	70

Revenues

Our revenues are primarily derived from sales of food, paper products, and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees.  Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chain-wide retail sales, which are driven by changes in same store sales and restaurant count.

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended September 23, 2007 increased 4%, or $391,000, to $10,779,000 from $10,388,000 in the comparable period for the prior fiscal year.  For the three month period ended September 23, 2007 compared to the comparable period in the prior fiscal year, domestic chain-wide retail sales declined 3% due primarily to the closure by franchisees, of underperforming restaurants, however comparable store sales among buffet restaurants increased 3.4% during the quarter ended September 23, 2007 compared to the same quarter in the prior fiscal year.  A 53.8% increase in cheese prices increased food and supply sales by $1,035,000.  This increase was offset by decreases of $296,000 in backhaul, freight, storage and fuel surcharge revenue.

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 6%, or $73,000 to $1,116,000 from $1,189,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties of $39,000 primarily due to the 3% decline in domestic chain-wide retail sales and a decrease of $33,000 in international franchise fees for the period.  The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	September 23,	September 24,
	2007	2006
Domestic royalties	$971	$1,010
International royalties	112	102
International franchise fees	(5)	28
Domestic franchise fees	38	49
Franchise revenue	$1,116	$1,189

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurant, decreased 4%, or $7,000 to $183,000 from $190,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year.

Costs and Expenses

Cost of Sales

Cost of sales increased 1%, or $143,000 to $10,072,000 from $9,929,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year.  This increase is the result of higher food and supply sales.  Cost of sales as a percentage of sales decreased 2% as a direct result of savings related to payroll and distribution costs resulting from the outsourcing of the Company’s distribution business.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These costs decreased 8%, or $52,000 to $620,000 from $672,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year.  These decreases are primarily the result of lower payroll and administrative expenses.  The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	September 23,	September 24,
	2007	2006
Payroll	$503	$536
Travel	92	68
Other	25	68
Franchise expenses	$620	$672

General and Administrative Expenses

General and administrative expenses decreased 59%, or $914,000 to $635,000 from $1,549,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year.  The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	September 23,	September 24,
	2007	2006
Payroll	$433	$568
Legal fees	105	540
Other professional fees	100	194
Insurance and taxes	57	223
Other	(60)	(18)
Stock compensation expense	-	42
General and administrative expenses	$635	$1,549

Legal fees decreased due to closure on settlements previously discussed and payroll, taxes and insurance declined from the prior year due to the outsourcing of Norco’s distribution services.

Interest Expense

Interest expense decreased to $0 from $200,000 for the three month period ended September 23, 2007 compared to the comparable period for the prior fiscal year.  The Company paid off all of its outstanding debt on December 19, 2006 and has no outstanding debt as of September 23, 2007.  Interest expense could increase in future periods if the Company chooses to draw on its CIT Credit Facility.

Discontinued Operations

Discontinued Operations includes losses from the two stores that closed in the Houston, Texas market.  Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	September 23,	September 24,
	2007	2006
Sales	$61	$180
Cost of Sales	114	248
General and Administrative	30	43
Total loss from discontinued operations	$(83)	$(111)

Provision for Income Tax

For the three month period ended September 23, 2007, the effective income tax rate of 0% differs from the statutory U.S. federal income tax rate of 34%, as the Company has provided a valuation allowance for the deferred tax assets for which it is considered more likely than not such assets will not be recognized.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $458,000 primarily related to the Company’s recent history of pre-tax losses.

Restaurant Openings and Closings

A total of three new Pizza Inn franchise restaurants opened, including one domestic and two international, during the three month period ended September 23, 2007.  Domestically, nine restaurants were closed by franchisees or the Company, typically because of unsatisfactory standards of operation or poor performance.  Additionally, one international restaurant was closed by the franchisee.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.  The following chart summarizes restaurant activity for the period ended September 23, 2007 compared to the comparable period for the prior fiscal year:

Three months ended September 23, 2007
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period

Buffet Units	166	1	4	-	163
Delco Units	42	-	-	-	42
Express Units	68	-	5	-	63
International Units	77	2	1	-	78
Total	353	3	10	-	346

Three months ended September 24, 2006
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period

Buffet Units	182	1	8	-	175
Delco Units	49	1	2	-	48
Express Units	70	1	1	-	70
International Units	74	4	2	-	76
Total	375	7	13	-	369

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, investing activities, and our credit facilities from time to time.

Cash flows from operating activities generally reflect net income or loss adjusted for depreciation and amortization, changes in working capital, accrued expenses, gains on asset sales, and provision for litigation costs.  In the three month period ended September 23, 2007 the Company used cash flows from operating activities of ($484,000) as compared to $217,000 cash provided by operating activities in the comparable period for the prior year.  This increase in the use of cash flow from operating activities was primarily due to payment of accrued payroll amounts and the reduction of accounts payable balances during the three month period ended September 23, 2007.

Cash flows from investing activities generally reflect capital expenditures or proceeds from the sale of Company assets.  The Company used cash of ($40,000) for investing activities for the three month period ended September 23, 2007, primarily attributable to capital expenditures compared to cash used for investing activities of ($84,000) attributable to capital expenditures for the comparable period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, treasury stock transactions and the exercise of stock options.  Net cash used for financing activities was ($35,000) for the repurchase of common stock in the three month period ended September 23, 2007 compared to ($133,000) for the comparable periodin the prior fiscal year. This decrease in the use of cash from financing activities was due to the repayment of all outstanding debt in the prior fiscal year.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $458,000 primarily related to the Company’s recent history of pre-tax losses.  Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of September 23, 2007, there were no borrowings outstanding on the CIT Credit Facility.  The Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld, as previously described.  On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses.

Contractual Obligations and Commitments

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

Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts which may be uncollectible and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay.  Actual realization of amounts receivable could differ materially from the Company’s estimates.

Notes receivable primarily consist of notes from franchisees for trade receivables, franchise fees and equipment purchases.  These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be uncolletible and is based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and a franchisee’s ability to pay, based upon the franchisee’s sales, operating results and other general and local economic trends and conditions that may affect the franchisee’s ability to pay.  Actual realization of amounts receivable could differ materially from the Company’s estimates.

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

Re-acquired development franchise rights are initially recorded at cost.  When circumstances warrant, the Company assesses the recoverability of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary.  If an adjustment is required, fiar value is determined based on a discounted cash flow analysis would be performed and an impairment loss would be recorded.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of existing NOL carryforward tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies.  These estimates could be materially impacted by changes in future taxable income and the results of tax strategies.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in the evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  At September 23, 2007, the Company’s unrecognized tax benefits, including interest and penalties, were $0 and the amount of unrecognized tax benefits that would impact the effective rate, if recognized, is $0.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

The Company assesses its exposures to loss contingencies including legal matters based upon factors such as the current status of the cases and consultations with external counsel and provides for an exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may have market risk exposure arising from changes in interest rates.  The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under a credit facility, which typically bear interest based on floating rates.  There is no current known impact since there is no outstanding indebtedness at September 23, 2007.

The Company is exposed to market risks from changes in commodity prices.  During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales.  Management actively monitors this exposure; however, the Company does not enter into financial instruments to hedge commodity prices.  Based on an average block price per pound of cheese of $2.23 for the three month period ended September 23, 2007, the estimated decrease in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would be approximately $263,000.

The Company does not believe inflation has materially affected earnings during the past three years however, substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on the Company.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on the evaluation of the Company’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, (“Akin Gump”) and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleges that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleges that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements, which, in the opinion of the Company’s current counsel, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay, and that, if paid, could expose the Company to significant financial liability which could have had a material adverse effect on the Company’s financial position.

On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company has not made any accrual for such amounts as of September 23, 2007.

Except as reported herein, there have been no material developments in the three month period ended September 23, 2007 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Form 10-K in response to Item 1A to Part I of Form 10-K.

Item 2.  Changes in Securities and the Use of Proceeds

On May 23, 2007, our board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  The following table furnishes information concerning purchases made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1 (June 25, 2007 – July 29, 2007)	0	--	--		1,016,000

Month #2 (July 30, 2007 – August 26, 2007)	2,924	$2.31	2,924		1,013,076

Month #3 (August 27, 2007 – September 23, 2007)	13,080	$2.19	13,080		999,996

Total:	16,004	$2.34	16,004	(1)	999,996

(1)  These shares were purchased pursuant to the 2007 Stock Purchase Plan.
(2)  The 2007 Stock Purchase Plan does not have any expiration date.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

10.1
Employment Agreement dated March 31, 2005 between the Company and Timothy P. Taft (filed as Item 10.4 on Form 10-Q for the quarterly period ended March 27, 2005 and incorporated herein by reference). *

10.2
Amendment to Executive Employment Agreement entered into between the Company and Timothy P. Taft on November 30, 2006 (filed as Item 10.2 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference)*

10.3
Notice of termination of the Executive Employment Agreement between the Company and Timothy P. Taft (filed as Item 10.13 to Form 10-K for the fiscal year ended June 24, 2007 and incorporated herein by reference)*

10.4
Financing Agreement dated January 23, 2007 between the Company and CIT Group / Commercial Services, Inc. (incorporated herein by reference to Exhibit 10.6 to the Form 10-Q for the fiscal quarter ended December 24, 2006 filed by the Company with the Commission on February 7, 2007).

10.5
Second Amendment to Financing Agreement dated June 28, 2007 between the Company and The CIT Group / Commercial Services, Inc. (filed as Item 10.22 to Form 10-K for the fiscal year ended June 24, 2007 and incorporated herein by reference)

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

By:/s/ Charles R. Morrison
Charles R. Morrison
Interim President and Chief
Executive Officer
(Principal Executive Officer)

By:/s/ J. Kevin Bland
J. Kevin Bland
Principal Financial Officer
(Principal Accounting Officer)

Dated:  November 6, 2007