Form 10-K/A
PIZZA INN INC /MO/
filed 2007-11-16
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A
        (Amendment No. 1)
(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 24, 2007
[   ]                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission File Number 0-12919

PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                                                                                                (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes___No  Ö_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes___ No  Ö_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö_ No___

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
             Large accelerated filer             Accelerated filer            Non-accelerated filer  Ö

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __No  Ö

As of December 22, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $18,350,674 computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

 As of November 16, 2007, there were 10,042,085 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Pizza Inn, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended June 24, 2007, as filed with the Securities and Exchange Commission on September 21, 2007 (the “10-K”) to amend each Item of Part III of the 10-K previously incorporated by reference from the Company’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 13, 2007.

As this amendment only relates to Items 10 through 14 of Part III, inclusive, of the 10-K, the previously issued consolidated financial statements and footnotes thereto remain unchanged.  No attempt has been made in this amendment to modify or update disclosures in the 10-K except as required to address the matters set forth in this amendment.  This amendment does not reflect events occurring after the filing of the 10-K or modify or update any related disclosures.   Information not affected by this amendment is unchanged and reflects disclosure made at the time of the filing of the 10-K.  Accordingly, this amendment should be read in conjunction with the 10-K and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the 10-K, including any amendments to those filings.

Pursuant to and in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, each of Items 10 through 14 of Part III, inclusive, is set forth herein, as amended, including those portions of the text that have not been amended from that set forth in the 10-K.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Directors

Steven J. Pully, 47, works in the financial services industry.  Until October 2007, Mr. Pully served as President of Newcastle Capital Management, L.P. and also as Chief Executive Officer of New Century Equity Holdings Corp.  Prior to joining Newcastle, Mr. Pully was a managing director in the mergers and acquisitions department of Banc of America Securities, Inc.  Mr. Pully is also currently a director of New Century Equity Holdings Corp.  Mr. Pully is licensed as an attorney and CPA and is also a CFA.  Mr. Pully was appointed a director of Pizza Inn in December 2002.

Steven M. Johnson, 48, is Chief Executive Officer of Fox & Hound Restaurant Group.  From 1992 until 1998, Mr. Johnson was Chief Operating Officer for Coulter Enterprises, Inc., a Pizza Hut franchisee operating 100 Pizza Hut restaurants.  From 1985 through 1991, he was Controller for Fugate Enterprises, Inc., a Pizza Hut, Taco Bell and Blockbuster Video franchisee.  Previously, he was employed by the accounting firm of Ernst & Young.   Mr. Johnson is a C.P.A.  Mr. Johnson was appointed a director in 2006.

James K. Zielke, 43, is Chief Financial Officer, Treasurer, and Secretary of Fox & Hound Restaurant Group.  Prior to his employment with Fox & Hound, Mr. Zielke served as Senior Director-Tax for PepsiCo Restaurant Services Group, Inc.  From 1993 through 1997, Mr. Zielke was employed by Pizza Hut, Inc., most recently as Director-Tax from 1995 through 1997.  Previously, he was employed by the accounting firm of Ernst & Young.  Mr. Zielke is a C.P.A.   Mr. Zielke was appointed a director in 2006.

Robert B. Page, 47, is self-employed.  He is a former franchisee of Shoney’s, Inc., a family dining restaurant chain.  From November 2000 until September 2002, Mr. Page was Chief Operations Officer of Gordon Biersch Brewery Restaurant Inc., a group of casual dining restaurants.  From 1993 through 2000 he worked for Romacorp, Inc., which owns Tony Roma’s, a chain of casual dining restaurants, where he was Chief Executive Officer and a board member from 1998 through 2000, and President and Chief Operations Officer from 1993 through 1998. Mr. Page was elected a director of the Company in February 2004, and was appointed as the Company’s Acting Chief Executive Officer in January 2005, a position he held until March 2005.

Ramon D. Phillips, 74, is the former Chairman of the Board, President, and Chief Executive Officer of Hallmark Financial Services, Inc., a financial services company.  He served as Chairman, President, and Chief Executive Officer of Hallmark from 1989 through 2000, and as Chairman through August 2001.  Prior to Hallmark, Mr. Phillips had over fifteen years experience in the franchise restaurant industry, serving as Controller for Kentucky Fried Chicken, Inc. (1969-1974) and as Executive Vice President and Chief Financial Officer for Pizza Inn, Inc. (1974-1989). He was a director of the Company from 1980 through 1989 and was elected a director of the Company in 1990 and served through 2002.  He served as an advisory director in 2002 and was re-elected as a director in February 2004.

Mark E. Schwarz, 47, is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P., a private investment management firm he founded in 1993 that is the general partner of Newcastle Partners, L.P.  Mr. Schwarz was appointed Chairman of the Board of the Company in February 2004.  Mr. Schwarz is also Chairman of the Board of Hallmark Financial Services, Inc., Bell Industries, Inc. and New Century Equity Holdings Corp., and a director of Nashua Corporation, and S L Industries, Inc.  Mr. Schwarz was appointed a director in December 2002.

Clinton J. Coleman, 30, is Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle. Partners, L.P.  Mr. Coleman is also presently the Interim Chief Executive Officer of Bell Industries, Inc., a position he has held since July 2007.  In addition, Mr. Coleman presently serves as a director on the boards of Bell Industries, Inc. and Fox & Hound Restaurant Group.  Mr. Coleman recently served as Interim Chief Financial Officer of Pizza Inn, Inc. between July 2006 and January 2007.   Mr. Coleman was appointed director in August of 2007 following Timothy P. Taft’s resignation from the Company.

Director Nominees

W.C. Hammett, Jr., 61, is Chief Financial Officer & Executive Vice President of Pegasus Solutions, Inc.  Mr. Hammett was the Chief Financial Officer & Senior Vice President for Dave & Buster’s, Inc. from 2001 though 2006.  He also served on the Board of Directors for Carreker Corporation from 2006 to 2007.  From 1992 to 1997, Mr. Hammett was the Chief Financial Officer/Senior Vice President Accounting & Administration for La Quinta Inns, Inc.  Previously, he was employed by Price Waterhouse Coopers.

Executive Officers
Name	Age	Position	Executive Officer Since

Charles R. Morrison	39	Chief Financial Officer, Interim President and Chief Executive Officer	2007
Ward T. Olgreen	48	Senior Vice President of World Wide Franchising	1995
Darrell G. Smith	52	Vice President of Development	2006
Danny K. Meisenheimer	48	Vice President of Brand Management	2003

Charles R. Morrison was appointed Chief Financial Officer in January 2007.  He was appointed Interim President and Chief Executive Officer in August 2007.  Prior to joining the Company, Mr. Morrison was with Metromedia Restaurant Group from 2004 through 2006, serving as President for Steak and Ale and The Tavern Restaurants and also previously serving as Chief Financial Officer for Steak and Ale and Ponderosa Restaurants, which were each divisions of Metromedia.  Prior to that, he was Vice President of Finance for Kinko’s, Inc.

Ward T. Olgreen was appointed Senior Vice President of World Wide Franchising in October 2007.  He was appointed Senior Vice President of International Operations and Concept Development in September 2006.  He served as Senior Vice President of Research and Development and Concept Development from January 2006 until August 2006.  In December 2002 he was named Senior Vice President of Franchise Operations and Concept Development.  He was appointed Senior Vice President of Concept Development in July 2000.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has posted such code of ethics on its Internet website at http://www.pizzainn.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K by posting such information on its Internet website at http://www.pizzainn.com.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Robert B. Page, Ramon D. Phillips, and James K. Zielke are each audit committee members.

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company has at least one audit committee financial expert serving on its audit committee.  The Company’s board of directors has determined that Mr. Phillips is an audit committee financial expert.  Mr. Phillips qualifies as an audit committee financial expert through relevant experience.  A brief listing of his relevant experience is provided herein under “Directors, Executive Officers and Corporate Governance – Directors”.  Mr. Phillips is independent, as independence for audit committee members is defined in the listing standards applicable to the Company.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included herein.

                    Compensation Committee
                    Steven J. Pully, Chairman
                    Ramon D. Phillips
                    Steven M. Johnson

Item 11.                      Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

The following compensation discussion and analysis (“CD&A”) should be read in conjunction with the “Summary Compensation Table” and related tables that are presented elsewhere in this report.

Introduction and Summary

The purpose of this CD&A is to provide information about each material element of compensation that we pay or award to, or that is earned by: (1) each person who served as our principal executive officer during fiscal 2007; (2) each person who served as our principal financial officer during fiscal 2007; and (3) our three most highly compensated executive officers as of June 24, 2007 with compensation during fiscal 2007 of $100,000 or more (the “Named Executive Officers”), and to explain the numerical and related information contained in the tables located below.  For our 2007 fiscal year, our Named Executive Officers included:

•	Charles R. Morrison, our CFO, Interim President and CEO;
•	Ward T. Olgreen, our Senior Vice President of World Wide Franchising;
•	Danny K. Meisenheimer, our Vice President of Brand Management; and
•	Darrell G. Smith, our Vice President of Development.

Timothy P. Taft, our former President and CEO, Jack A. Odachowski, our former Vice President of Supply Chain, Kevin A. Kleiner, our former Controller and CFO, and Clinton J. Coleman, our former Interim CFO, were also Named Executive Officers during our 2007 fiscal year because each served in their respective positions during our 2007 fiscal year or, with respect to Mr. Odachowski, would have qualified as a Named Executive Officer but for the fact that he was not serving as an executive officer at the end of our 2007 fiscal year.

The Compensation Committee

The three members of the Compensation Committee are Steven J. Pully (Chairman), Ramon D. Phillips and Steven M. Johnson.  The Company’s Board has determined that each of the members of the Compensation Committee is “independent” under NASDAQ Marketplace Rules.

Role of Executives in Determining Executive Compensation

The Compensation Committee acts on behalf of the Board to establish the Company’s general compensation policies for its executive officers. The Board determines whether the Compensation Committee will make determinations as a committee or will make recommendations to the Board.  In fiscal 2007, the Compensation Committee determined the compensation of the Company’s executive officers and delegated compensation determinations for other employees to Timothy P. Taft, the Company’s former President and CEO.  It is the Company’s practice to have the CEO make recommendations to the Compensation Committee with regard to compensation for its non-executive employees.

Significant Compensation Events in Fiscal 2007

On  January 31, 2007, the Company entered into an Employment Letter with Charles R. Morrison, pursuant to which Mr. Morrison agreed to serve as the Company’s CFO.  On August 15, 2007, following the Company’s former President and Chief Executive Officer  Timothy P. Taft’s resignation, Mr. Morrison was appointed Interim President and CEO.  Please see the section entitled “Employment Agreements” for a more detailed description of Mr. Morrison’s Employment Letter.

Compensation Philosophy and Objectives

The Company has developed a compensation program for executives and employees designed to meet the following goals:

•	align the interest of executives and employees with those of the Company’s shareholders;
•	reward performance and further the long-term interests of its shareholders;
•	attract, motivate and retain executives and employees with competitive compensation for the Company’s industry and the labor markets in which it operates;
•	build and encourage ownership of the Company’s shares; and
•	balance short-term and long-term strategic goals.

Compensation Program Structure and Elements

Compensation Program Structure in the Fiscal Year Ended June 24, 2007

Our compensation program consists of base salary, discretionary cash bonuses and equity-based compensation.  In fiscal 2007, each Named Executive Officer’s compensation was primarily comprised of base salary and discretionary cash bonuses.  This compensation structure fit into the Company’s overall compensation objective because it afforded us control over the expense incurred by the Company in connection with the compensation of its Named Executive Officers and allowed us to limit compensation to levels that we believe are comparable to those offered in the local marketplace.

Base Salary

Base salary, which is designed to attract and retain qualified executives, provides a fixed amount of cash to our Named Executive Officers.  Base salaries for Named Executive Officers are generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history.  In setting fiscal 2007 base salaries, the Compensation Committee also considered executive compensation in the Company’s industry.  The Compensation Committee does not assign relative weight or rankings to these factors, but instead makes a subjective determination based upon the consideration of all of these factors.  Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibility.

Discretionary Cash Bonuses

We believe that some portion of the executive’s compensation should be contingent upon successful achievement of our corporate objectives. Therefore, as part of the Company’s compensation program, each of the Named Executive Officers is eligible to receive discretionary cash bonuses.  Bonuses paid to Named Executive Officers are determined by evaluating the financial performance of the Company against its annual budget as well as the successful completion of stated personal and Company goals.  All goals and objectives are subject to approval by the Compensation Committee at the beginning of the fiscal year.  We intend that our discretionary cash bonus program will focus management on achieving key financial and other performance objectives on a short-term basis, motivate certain desired individual behaviors and reward substantial achievement of financial and other performance objectives and individual goals on a short-term basis.

Equity-Based Compensation

The purpose of the equity-based compensation component is to instill the economic incentives of ownership in our Named Executive Officers and to create long-term incentives for management to increase shareholder value.  The Company uses vesting periods in its awards to encourage executives to remain with it and to focus on longer-term results.

Equity-based compensation is awarded pursuant to our 2005 Employee Stock Option Plan (the “2005 Plan”).  The Compensation Committee administers the 2005 Plan.  Subject to the terms of the 2005 Plan, the Compensation Committee determines the persons who are to receive awards, the number of shares subject to each such award and the terms, types and conditions of such awards.

In fiscal year 2007, the Compensation Committee reviewed and discussed the Company’s current compensation objectives, and the desired mix of cash and equity compensation.  No equity-based grants were made in fiscal 2007 under the 2005 Plan.

Other Compensation

Our Named Executive Officers also either participate or are eligible to participate in our other benefit plans and programs on the same terms as other employees, including a 401(k) plan, medical and dental insurance, term life insurance, short-term disability insurance, and long-term disability insurance.

Tax Code Considerations

Section 162(m) of the Internal Revenue Code disallows a corporate income tax deduction for executive compensation paid to its chief executive officer or any of its four other highest compensated “covered employees” in excess of $1 million per year unless it is performance-based and is paid under a plan satisfying the requirements of Section 162(m).  Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met.  The Compensation Committee believes that the compensation arrangements with the Company’s executive officers will not exceed the limits on deductibility during the current fiscal year.  The Compensation Committee currently intends to structure the performance-based portion of the compensation of executive officers in a manner that complies with Section 162(m).

SUMMARY COMPENSATION TABLE

The following table summarizes the overall compensation earned during the fiscal year ending June 24, 2007 by the Named Executive Officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Current Officers
Charles R. Morrison (CFO and Interim President and CEO) (4)	2007	99,038	40,000	--	--	--	139,038
Ward T. Olgreen (Senior Vice President of World Wide Franchising)	2007	154,929	18,150	--	--	--	173,079
Danny K. Meisenheimer (Vice President of Brand Management)	2007	138,825	17,298	--	--	--	156,123
Darrell G. Smith (Vice President of Development)	2007	150,000	16,406	--	--	--	166,406

Former Officers
Timothy P. Taft (President and CEO)(5)	2007	229,852	188,000	--	--	--	403,852
Jack A. Odachowski (Vice President of Supply Chain)(6)	2007	185,000	--	--	--	35,577 (7)	220,577
Kevin A. Kleiner (Controller and CFO)(8)	2007	3,820	--	--	--	--	3,820
Clinton J. Coleman (CFO)(9)	2007	112,000	--	--	--	--	112,000

(2) Reflects dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

(3) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the named executive officer; and (vii) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4) Mr. Morrison was appointed Interim Chief Executive Officer and President on August 15, 2007.  Mr. Morrison was appointed Chief Financial Officer on January 31, 2007.  Mr. Morrison’s Employment Letter dated January 31, 2007 provides for a base salary of $250,000, a bonus of $40,000 due on June 24, 2007 and an annual bonus based on the fiscal year performance.

(5) Mr. Taft served as the Company’s President and CEO from March 31, 2005 through his resignation on August 15, 2007.

(6) Mr. Odachowski was appointed Vice President of Supply Chain Management on September 6, 2005.  Figures shown for fiscal 2007 are through June 22, 2007, Mr. Odachowski’s last date of employment with the Company.

(7) Amount represents severance equal to three months of base salary, or $35,577 payable in one lump sum.
(8) Mr. Kleiner served as the Company’s CFO from January 11, 2006 through his resignation on July 7, 2006.
(9) Mr. Coleman served as Interim CFO from July 5, 2006 through February 8, 2007

GRANTS OF PLAN-BASED AWARDS

During fiscal year 2007, the Company did not make any grant to a Named Executive Officer pursuant to the 2005 Plan.

EMPLOYMENT AGREEMENTS

Current Officers

Other than as noted below for Mr. Morrison, there are no employment agreements in place for our Named Executive Officers.  The following summarizes the overall compensation earned by the Named Executive Officers for the fiscal year ending June 24, 2007:

•	Charles R. Morrison received a base salary of $99,038 and a bonus of $40,000;
•	Ward T. Olgreen received a base salary of $154,929 and a bonus of $18,150;
•	Danny K. Meisenheimer received a base salary of $138,825 and a bonus of $17,298; and
•	Darrell G. Smith received a base salary of $150,000 and a bonus of $16,406.

Charles R. Morrison entered into an employment letter with the Company on January 31, 2007.  Mr. Morrison’s employment letter provides for an annual base salary of $250,000, a bonus of $40,000 due on June 24, 2007 and an annual bonus based on criteria established annually by the Compensation Committee.  In the event that Mr. Morrison is terminated other than for “cause” (as defined in his employment letter), he is entitled to severance benefits equal to three months of annual base salary and continuation of health benefits for three months.

Other  Named Executive Officers are not covered under a general severance plan and any severance benefits payable to them would be determined by the Compensation Committee in its discretion.

Former Officers

Timothy P. Taft, our former President and CEO, entered into an employment agreement with the Company on March 31, 2005, which Mr. Taft agreed to amend effective November 30, 2006.  His employment agreement was for a term that extended through June 30, 2007.  It provided Mr. Taft with a total salary in the first 12 months of $1.00 plus any bonus determined by the Board.  During the six-month period between April 2006 and September 2006, Mr. Taft agreed to be paid a total salary of approximately $12,000.  Pursuant to his employment agreement, Mr. Taft began receiving a salary of $300,000 per year in October 2006.  In June 2007, Mr. Taft was eligible for a total bonus potential of $338,000, of which $138,000 was guaranteed.  His employment agreement also provided for a grant of 500,000 non-qualified stock options on March 31, 2005, with 50,000 of such options vesting immediately and the remainder vesting over three years.  On August 15, 2007 Mr. Taft submitted his resignation to the Company.  In connection with Mr. Taft’s resignation, the Company agreed to pay Mr. Taft severance of $300,000 representing one year of salary, payable in twelve equal monthly installments.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information regarding outstanding equity awards at June 24, 2007 for the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number ofSecurities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Current Officers
Charles R. Morrison (CFO and Interim President and CEO)	--	--	--	--	--	--	--	--	--
Ward T. Olgreen (Senior Vice President of World Wide Franchising)	--	--	--	--	--	--	--	--	--
Danny K. Meisenheimer (Vice President of Brand Management)	--	--	--	--	--	--	--	--	--
Darrell G. Smith (Vice President of Development)	--	--	--	--	--	--	--	--	--

Former Officers
Timothy P. Taft (President and CEO)	300,000 (1)	200,000 (2)	--	$2.50	3/31/2015	--	--	--	--
Jack A. Odachowski (Vice President of Supply Chain)	--	--	--	--	--	--	--	--	--
Kevin A. Kleiner (Controller and CFO)	--	--	--	--	--	--	--	--	--
Clinton J. Coleman (Interim CFO)	--	--	--	--	--	--	--	--	--

(1)
These options were granted on March 31, 2005 and became exercisable (vested) as follows: 50,000 vested immediately on March 31, 2005; 100,000 vested on March 31, 2006 and 150,000 vested on March 31, 2007

(2)These options were granted on March 31, 2005 and were to become exercisable (vested) on March 31, 2008.  These options never vested due to the resignation of the former President and CEO on August 15, 2007.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to shares of the Company’s common stock acquired through exercises of stock options and the number of shares acquired and value realized on exercise by the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Current Officers
Charles R. Morrison (CFO and Interim President and CEO)	--	--	--	--
Ward T. Olgreen (Senior Vice President of World Wide Franchising)	30,000	12,614	--	--
Danny K. Meisenheimer (Vice President of Brand Management)	--	--	--	--
Darrell G. Smith (Vice President of Development)	--	--	--	--

Former Officers
Timothy P. Taft (President and CEO)	--	--	--	--
Jack A. Odachowski (Vice President of Supply Chain)	--	--	--	--
Kevin A. Kleiner (Controller and CFO)	--	--	--	--
Clinton J. Coleman (CFO)	--	--	--	--

PENSION BENEFITS

The Company has no plans that provide payments or other benefits in connection with retirement.

NONQUALIFIED DEFERRED COMPENSATION

The Company has no plan for the deferral of compensation on a basis that is not tax-qualified.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of June 24, 2007 regarding the Company’s equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (b)

Equity compensation plans approved by security holders	88,358	$2.77	1,433,759
Equity compensation plans not approved by security holders (c)	500,000	$2.50	0
Total	588,358	$2.54	1,433,759

(a)   Under the 2005 Plan 1,000,000 shares are authorized and available for future option grants.  Under the 2005 Director Plan 500,000 shares were authorized and 437,758 are available for future option grants as of June 24, 2007.  There are no shares available for grant under the 1993 Employee Stock Award Plan and the 1993 Outside Directors Stock Award Plan, both of which expired in September 2003.

(b)    Reflects shares granted to Mr. Taft in March 2005 pursuant to a Nonqualified Stock Option Agreement described in “Compensation Committee Report on Executive Compensation – Executive Employment Agreements” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information, as of November 5, 2007, concerning beneficial ownership by:
▪	Holders of more than 5% of the Company’s Common Stock;
▪	Company directors and each of the Named Executive Officers set forth in the Summary Compensation Table set forth herein; and
▪	Company directors and executive officers as a group (seven directors and four executive officers).

The information provided in the table is based upon the Company’s records, information filed with the SEC and information provided to the Company, except where otherwise noted.

The number of shares beneficially owned by each entity or individual is determined under SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting or investment power and also any shares that the entity or individual has the right to acquire as of January 4, 2008 (60 days after November 5, 2007) through the exercise of any stock option or other right.  Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class

Beneficial owners of more than 5%
Newcastle Partners, L.P.(a) Newcastle Capital Management,L.P. Newcastle Capital Group, L.L.C. 300 Crescent Court, Ste. 1110 Dallas, TX 75201	4,760,550	47.0%
Hoak Public Equities, L.P.(b) Hoak Fund Management, L.P. 500 Crescent Court, Ste. 220 Dallas, TX 75201	525,000	5.2%
Current directors and named executive officers
Mark E. Schwarz (a)(c) Robert B. Page Steve Johnson Ramon D. Phillips (d) Steven J. Pully (c) Jim Zeilke Clinton Coleman Ward T. Olgreen Darrell G. Smith Danny K. Meisenheimer Charles R. Morrison	4,805,550 -- 10,000 11,590 26,787 10,000 -- 48,506 7,500 7,228 9,000	47.4% -- * * * * -- * * * *
New nominee directors
W.C. Hammett, Jr.	--	--
All directors, nominees and executive officers as a group	4,936,161	48.7%

*  Represents holdings of less than one percent.

(a)
Newcastle Capital Management, L.P. is the general partner of Newcastle Partners, L.P., Newcastle Capital Group, L.L.C. is the general partner of Newcastle Capital Management, L.P., and Mark E. Schwarz is the managing member of Newcastle Capital Group, L.L.C.  Accordingly, each of Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C. and Mr. Schwarz may be deemed to beneficially own the shares of Common Stock beneficially owned by Newcastle Partners, L.P.  In addition, Newcastle Partners, L.P., Newcastle Capital Management, L.P., Newcastle Capital Group, L.L.C. and Mr. Schwarz are members of a Section 13d reporting group and may be deemed to beneficially own shares of Common Stock owned by the other members of the group.  Newcastle Partners, L.P. and Mr. Schwarz also directly own shares of Common Stock.  Mr. Schwarz directly owns 15,000 shares of Common Stock, including options to acquire 30,000 shares of Common Stock.

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

(c)
Includes vested options and options vesting as of January 4, 2008 (60 days after November 5, 2007) under the Company’s stock option plans, as follows: 30,000 shares for Mr. Schwarz, and 17,858 shares for Mr. Pully.

(d)	Mr. Phillips shares voting and investment power for 5,333 shares with the other shareholders of Wholesale Software International, Inc.

Item 13.	Certain Relationships and Related Transactions.

Transactions with Related Persons

There has not been any transaction, since the beginning of the Company’s last fiscal year, and is not any currently proposed transaction, in which (i) the Company was or is to be a participant, (ii) the amount involved exceeds $120,000, and (iii) any related person had or will have a direct or indirect material interest, that is required to be disclosed herein pursuant to Item 404 of Regulation S-K.

Review, Approval or Ratification of Transactions with Related Persons

It is the Company’s policy that all employees must avoid any activity that is or has the appearance of being hostile, adverse or competitive with the Company, or that interferes with the proper performance of their duties, responsibilities or loyalty to the Company.  These policies are included in the Company’s Code of Business Conduct and can be viewed at the Company’s website at http://www.pizzainn.com.  Each director and executive officer is instructed to always inform the Board when confronted with any situation that may be perceived as a conflict of interest, even if the person does not believe that the situation would violate the Company’s guidelines.  If, in a particular circumstance, it is concluded that there is or may be a perceived conflict of interest, the Board will instruct the Company’s legal department to work with the relevant departments within the Company to determine if there is a conflict of interest.  Any waivers of these conflict rules with regard to a director or executive officer require the prior approval of the Board or the Audit Committee.

Conflict of interest situations are also governed by the NASDAQ rules defining “independent” director status.  Each of the Company’s directors qualify as “independent” in accordance with the NASDAQ rules.  The NASDAQ rules include a series of objective tests that would not allow a director to be considered independent if the director had certain employment, business or family relationships with the Company.  The NASDAQ independence definition includes a requirement that the Board also review the relations of each independent director to the Company on a subjective basis.  In accordance with that review, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management.

Item 14.	Principal Accounting Fees and Services.

The following table discloses fees billed for or in each of the last two fiscal years for products or services rendered or provided by the Company’s principal accountant:

	BDO Seidman
	2006	2007
Audit Fees	$175,194	$175,434
Audit-Related Fees	15,149	25,000
Tax Fees	7,950	--
All Other Fees	--	17,833
Total	$198,293	$218,267

Audit Fees.  This category represents aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended June 25, 2006 and June 24, 2007, respectively, and the reviews of the financial statements included in the Company’s Forms 10-Q for those years.

Audit-Related Fees.  These fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.  This category includes fees related to the performance of audits and attest services not required by statute or regulations, audits of the Company’s benefits plans, review of the Company’s 2007 Uniform Franchise Offering Circular and providing consent to include audited financial statements, and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

Tax Fees.  These fees consist of amounts billed by BDO Seidman, LLP for tax services, including preparation and review of the Company’s federal and state income tax returns, during fiscal years 2006 and 2007.

All Other Fees.  These fees consist of amounts billed by BDO Seidman, LLP for work related to the distribution outsourcing and sale leaseback transaction in the second quarter of fiscal 2007..

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

Audit Committee's Pre-Approval Policies and Procedures

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of, the independent auditor.  In accordance with Audit Committee policy and the requirements of law, all services to be provided by BDO Seidman, LLP are pre-approved by the Audit Committee.  Pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget.  In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee.  All services described above were approved by the audit committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

Part IV

Item 15.                       Exhibits, Financial Statement Schedules

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   November 16, 2007                                                                           By:  /s/ Charles R. Morrison  J. Coleman Charles R. Morrison
Chief Financial Officer and Interim President and Chief Executive Officer (Principal Executive Officer)

                                        By: /s/ J. Kevin Bland
               J. Kevin Bland
               Principal Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Mark E. Schwarz	November 16, 2007
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	November 16, 2007
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	November 16, 2007
Steven M. Johnson
Director

/s/ James K. Zielke	November16 , 2007
James K. Zielke
Director

/s/Robert B. Page	November 16, 2007
Robert B. Page
Director

/s/ Steven J. Pully	November16, 2007
Steven J. Pully
Director