Form 10-Q
period 2007-12-23
PIZZA INN INC /MO/
filed 2008-02-05
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 23, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes ☐No ☑

As of February 5, 2008, 9,567,606 shares of the issuer’s common stock were outstanding.

Tables of Contents

PIZZA INN, INC.

Index

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Statements of Operations for the three months and six months ended December 23, 2007 and December 24, 2006 (unaudited)	1

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended December 23, 2007 and December 24, 2006 (unaudited)	2

	Condensed Consolidated Balance Sheets at December 23, 2007 (unaudited) and June 24, 2007	3

	Condensed Consolidated Statements of Cash Flows for the six months ended December 23, 2007 and December 24, 2006 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.   OTHER INFORMATION

Tables of Contents

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
REVENUES:	2007	2006	2007	2006

Food and supply sales	$11,174	$10,232	$21,953	$20,620
Franchise revenue	1,346	1,118	2,462	2,307
Restaurant sales	175	199	358	389

	12,695	11,549	24,773	23,316

COSTS AND EXPENSES:
Cost of sales	10,530	9,974	20,602	19,903
Franchise expenses	706	746	1,326	1,418
General and administrative expenses	721	1,126	1,356	2,675
Severance	79	-	379	-
Bad debts	35	-	58	-
Loss (gain) on sale of assets	7	(554)	7	(564)
Other income	-	(146)	-	(179)
(Recovery) provision for litigation costs	(284)	(108)	(284)	302
Interest expense	-	274	-	474
	11,794	11,312	23,444	24,029

INCOME (LOSS) FROM CONTINUTING
OPERATIONS BEFORE TAXES	901	237	1,329	(713)
Income taxes	-	-	-	-
INCOME (LOSS) FROM CONTINUING OPERATIONS	901	237	1,329	(713)

Income (loss) from discontinued operations, net of taxes	(48)	(85)	(131)	(196)
NET INCOME (LOSS)	$853	$152	$1,198	$(909)

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income (loss) from continuing operations	$0.09	$0.02	$0.13	$(0.07)
Income (loss) from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net income (loss)	$0.08	$0.01	$0.12	$(0.09)

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
Diluted income (loss) per common share
Income (loss) from continuing operations	$0.09	$0.02	$0.13	$(0.07)
Income (loss) from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net income (loss)	$0.08	$0.01	$0.12	$(0.09)

Weighted average common shares outstanding - basic	10,061	10,138	10,114	10,138

Weighted average common
shares outstanding - diluted	10,087	10,138	10,142	10,138

See accompanying Notes to Condensed Consolidated Financial Statements.
			`

Tables of Contents

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006

Net income (loss)	$853	$152	$1,198	$(909)
Interest rate swap gain - (net of tax expense)	-	-	-	14

Comprehensive income (loss)	$853	$152	$1,198	$(895)

See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents


PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	December 23,	June 24,
ASSETS	2007	2007

CURRENT ASSETS
Cash and cash equivalents	$1,180	$1,879
Accounts receivable, less allowance for bad debts
of $501 and $451, respectively	3,607	2,716
Notes receivable, current portion	9	8
Inventories	1,351	1,518
Property held for sale	331	336
Deferred income tax assets, net	458	458
Prepaid expenses and other assets	281	165
Total current assets	7,217	7,080

LONG-TERM ASSETS
Property, plant and equipment, net	623	778
Notes receivable	9	12
Re-acquired development territory, net	142	239
Deposits and other assets	139	85
	$8,130	$8,194
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,018	$2,082
Accrued expenses	1,520	1,805
Total current liabilities	3,538	3,887

LONG-TERM LIABILITIES
Deferred gain on sale of property	197	209
Deferred revenues	297	314
Other long-term liabilities	8	7
Total liabilities	4,040	4,417

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,123,909 and 15,120,319 shares, respectively;
outstanding 9,858,977 and 10,168,494 shares, respectively	151	151
Additional paid-in capital	8,473	8,471
Retained earnings	15,996	14,799
Treasury stock at cost
Shares in treasury: 5,264,932 and 4,951,825, respectively	(20,530)	(19,644)
Total shareholders' equity	4,090	3,777
	$8,130	$8,194

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tables of Contents

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 23,	December 24,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,198	$(909)
Adjustments to reconcile net income (loss) to
cash provided (used) by operating activities:
Depreciation and amortization	171	448
Severance expense	379	-
Deferred rent expense	-	3
Stock compensation expense	2	97
(Recovery) provision for litigation costs	(284)	302
Loss (gain) on sale of assets	7	(564)
Provision for bad debts	58	-
Changes in operating assets and liabilities:
Notes and accounts receivable	(1,039)	118
Inventories	167	212
Deferred revenue	(17)	196
Accounts payable - trade	(64)	626
Accrued expenses	(363)	(3,096)
Prepaid expenses and other	(51)	(331)
Cash provided (used) by operating activities	164	(2,898)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	92	11,319
Capital expenditures	(69)	(248)
Cash provided by investing activities	23	11,071

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(26)
Repayments of long-term bank debt	-	(8,044)
Repurchase of common stock	(886)	-
Cash used for financing activities	(886)	(8,070)

Net (decrease) increase in cash and cash equivalents	(699)	103
Cash and cash equivalents, beginning of period	1,879	184
Cash and cash equivalents, end of period	$1,180	$287

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tables of Contents


PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Six Months Ended
	December 23,	December 24,
	2007	2006

CASH PAYMENTS FOR:

Interest	$-	$495

NON CASH FINANCING AND INVESTING
ACTIVITIES:
Capital lease obligations incurred
Loss on interest rate swap	$-	$22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Tables of Contents

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

(1)	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fiscal Year
Fiscal second quarter ended December 23, 2007 and December 24, 2006, both contained 13 weeks and the fiscal six months ended December 23, 2007 and December 24, 2006, both contained 26 weeks.

Revenue Recognition
The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company's Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry.  Food and supply revenue are recognized upon delivery of the product.  Equipment that is sold requires acceptance prior to installation.  Recognition of revenue for equipment sales occurs upon acceptance of such equipment.  Other than for large remodel projects, delivery date and acceptance date are the same.  Norco sales are reflected under the caption "food and supply sales."  Shipping and handling costs billed to customers are recognized as revenue.

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") fees. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company.  Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected.  Royalties are recognized as income when earned.  Domestic franchise fees are generally recognized at the time the restaurant is opened.

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 at the beginning of our fiscal year on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  At December 23, 2007, the Company’s unrecognized tax benefits, including interest and penalties, were $0 and the amount of unrecognized tax benefits that would impact the effective rate, if recognized, is $0.  Although the Company believes it has adequately provided for all tax positions, taxing authorities could assess amounts greater or less than the Company’s accrued position.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

In September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS Number 157 on June 30, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

Tables of Contents

In December 2007, the FASB issued SFAS Number 141 (Revised), Business Combinations.  SFAS Number 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS Number 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS Number 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

(2)	Long-Term Debt

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT credit facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of December 23, 2007, there were no borrowings outstanding on the CIT credit facility. The Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.  The $190,000 letter of credit obtained in connection with deposit requirements under the sale lease back agreement was terminated during the quarter ended December 23, 2007.

PIBCO, Ltd., a wholly-owned insurance subsidiary of the Company, in the normal course of operations, arranged for the issuance of a letter of credit for $230,000 to reinsurers to secure loss reserves.  At June 25, 2006, this letter of credit was secured under the Revolving Credit Agreement.  In December 2006, the letter of credit was terminated and replaced by a deposit of $230,000.  At June 24, 2007 this deposit was included in cash and cash equivalents in the consolidated balance sheet.  In July 2007, CIT issued a letter of credit for approximately $230,000 to secure these loss reserves and the $230,000 deposit was returned to the Company.  Loss reserves for approximately the same amount have been recorded by PIBCO, Ltd. and are reflected as current liabilities in the Company's consolidated financial statements as of December 23, 2007.

(3)	Commitments and Contingencies

On May 23, 2007, the Company announced that its Board of Directors had authorized a stock repurchase plan whereby the Company may repurchase up to 1,016,000 shares of its currently outstanding common stock.  As of December 23, 2007, 313,107 shares have been repurchased under the plan at an average price of $2.80 per share.

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

On October 10, 2007,the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses, which was reported as income in the second quarter ended December 23, 2007and presented in the caption (Recovery) provision for litigation costs in the Consolidated Statement of Operations.

Tables of Contents

On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement.  On December 18, 2007, the parties entered into an Agreed Stipulation of Dismissal and Order where the plaintiff agreed to dismiss the claim, in federal court, with prejudice and plaintiff agreed that he has sixty days to re-file the case in the state district courts of Dallas County, Texas.  The Company is currently waiting to see if plaintiff files in state court.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company has not made any accrual for any such amounts as of December 23, 2007.

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

In a letter dated December 17, 2007, NASDAQ notified Pizza Inn, Inc. that, by virtue of the election of W.C. Hammett, Jr. to the Company’s board of directors at the Company’s annual shareholders’ meeting on December 13, 2007 and Mr. Hammett’s subsequent appointment to the board’s audit committee, the Company has regained compliance with NASDAQ Marketplace Rule 4350(d)(2) and Marketplace Rule 4200(a)(15) and accordingly NASDAQ’s listing standards.

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

Tables of Contents

(4)	Earnings (loss) per Share

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).


	Three Months Ended
in thousands, except per share	December 23, 2007		December 24, 2006
	Diluted	Basic	Diluted	Basic

Income from continuing operations for
per share calculation	$901	$901	$237	$237
(Loss) from discontinued operations for
per share calculation	(48)	(48)	(85)	(85)
Net income available for common shareholders	$853	$853	$152	$152

Weighted average equivalent shares
Shares of Pizza Inn, Inc. common stock outstanding	10,061	10,061	10,138	10,138
Dilutive effect of employee stock options
and awards	26	-	-	-
Total weighted average equivalent shares	10,087	10,061	10,138	10,138

Per-share amounts
Income from continuing operations	$0.09	$0.09	$0.02	$0.02
(Loss) from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$0.08	$0.08	$0.01	$0.01

	Six Months Ended
in thousands, except per share	December 23, 2007		December 24, 2006
	Diluted	Basic	Diluted	Basic

Income (loss) from continuing operations for
per share calculation	$1,329	$1,329	$(713)	$(713)
(Loss) from discontinued operations for
per share calculation	(131)	(131)	(196)	(196)
Net income (loss) available for common shareholders	$1,198	$1,198	(909)	$(909)

Weighted average equivalent shares
Shares of Pizza Inn, Inc. common stock outstanding	10,114	10,114	10,138	10,138
Dilutive effect of employee stock options
and awards	28	-	-	-
Total weighted average equivalent shares	10,142	10,114	10,138	10,138

Per-share amounts
Income (loss) from continuing operations	$0.13	$0.13	$(0.07)	$(0.07)
(Loss) from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$0.12	$0.12	$(0.09)	$(0.09)

At December 23, 2007, options to purchase 170,000 shares of common stock at exercise prices ranging from $2.15 to $2.31 per share were outstanding and included in the computation of diluted EPS, using the Treasury Stock Method, because the options’ exercise price was less than the average market price of the common shares during the quarter.  Options to purchase 115,000 shares of common stock at exercise prices ranging from $2.74 to $3.17 were not included in the computation of diluted EPS for both the quarter ended and the six month period ended December 23, 2007, because the options’ exercise prices were greater than the average market price of the common shares for the respective periods.

At December 24, 2006, no options to purchase shares of common stock were included in the computation of diluted EPS.

(5)            Closed restaurants and discontinued operations

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

Tables of Contents

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

A summary of discontinued operations is as follows in (thousands):

	Three Months Ended
	December 23,	December 24,
	2007	2006
Sales	$-	$176
Cost of Sales	-	233
General and Administrative	48	28
Total loss from discontinued operations	$(48)	$(85)

	Six Months Ended
	December 23,	December 24,
	2007	2006
Sales	$62	$356
Cost of Sales	153	482
General and Administrative	40	70
Total loss from discontinued operations	$(131)	$(196)

(6)            Provision for Income Tax

The Company’s federal net operating losses of $1,350,000 will begin to expire in 2027.  The Company also has state net operating losses of $1,466,000 which will begin to expire in 2011.  Management re-evaluates the net deferred tax asset each quarter and believes that it is more likely than not, that the net deferred tax asset of $458,000 will be realized based on the Company’s recent history of profit and the expectation of future taxable income as well as the future reversal of temporary differences.  A valuation allowance has been provided for amounts in excess of the asset expected to be realized.  For the three and six month periods ended December 23, 2007, the effective income tax rate of 0% differs from the statutory U.S. federal income tax rate of 34%, as the Company has provided a valuation allowance for the deferred tax assets for which it is considered more likely than not such assets will not be recognized.

(7)	Property Held for Sale

The Company had $331,000 and $336,000 of assets classified as held for sale as of December 23, 2007 and June 24, 2007 respectively.  As of December 23, 2007, approximately $288,000 represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas and the remaining $43,000 of assets held for sale represents miscellaneous transportation equipment.  All assets held for sale are currently listed with brokers for sale to third parties.

Tables of Contents

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income (loss) and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 23, 2007 and December 24, 2006 (in thousands).  Operating income and loss excludes interest expense, and income tax provision.

	Three Months Ended		Six Months Ended
	December 23,	December 24,	December 23,	December 24,
	2007	2006	2007	2006
Net sales and operating revenues:
Food and equipment distribution	$11,174	$10,232	$21,953	$20,620
Franchise and other (2)	1,521	1,317	2,820	2,696
Intersegment revenues	69	126	157	276
combined	12,764	11,675	24,930	23,592

Less intersegment revenues	(69)	(126)	(157)	(276)
Consolidated revenues	$12,695	$11,549	$24,773	$23,316

Depreciation and amortization:
Food and equipment distribution	$-	$30	$-	$156
Franchise and other (2)	69	82	138	176
combined	69	112	138	332
Corporate administration and other	17	25	31	116
Depreciation and amortization	$86	$137	$169	$448

Interest expense:
Food and equipment distribution	$-	$153	$-	$265
Franchise and other (2)	-	-	-	1
combined	-	153	-	266
Corporate administration and other
Combined	-	121	-	208
Corporate administration and other
Interest expense	-	274	-	474
Operating income (loss):
Food and equipment distribution (1)	$623	$(442)	$1,197	$(716)
Franchise and other (1), (2)	547	380	1,045	879
Intersegment profit	17	31	38	66
combined	1,187	(31)	2,280	229
Less intersegment profit	(17)	(31)	(38)	(66)
Corporate administration and other	(269)	299	(913)	(876)
Operating income (loss)	$901	$237	$1,329	$(713)

Geographic information (revenues):
United States	$12,133	$11,283	$23,669	$22,589
Foreign countries	562	266	1,104	727
Consolidated total	$12,695	$11,549	$24,773	$23,316

(1)	Does not include full allocation of corporate administration.

(2)	Company stores that were closed are included in discontinued
operations and are excluded from above.

Tables of Contents

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

Results of Operations
Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco").  At December 23, 2007, there were 341 domestic and international Pizza Inn restaurants, consisting of one Company-owned domestic restaurant, 265 franchised domestic restaurants, and 75 franchised international restaurants.  The 266 domestic restaurants consisted of: (i) 165 restaurants that offer dine-in, carry-out, and in many cases, delivery services (Buffet Units); (ii) 42 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 59 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 266 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 75 international restaurants are located in nine foreign countries.

During the quarter ended December 23, 2007, four new domestic franchised Buffet Units were opened and two domestic franchised Buffet Units were closed compared to one new domestic franchised Buffet Unit opened and two Company-owned Buffet Units closed during the first quarter ended September 23, 2007.

Diluted income per common share increased to $0.08 from $0.01 for the three month period ended December 23, 2007 compared to the comparable period ended December 24, 2006.  Net income for the three month period ended December 23, 2007 increased $701,000 to $853,000 from $152,000 for the comparable period in the prior fiscal year, on revenues of $12,695,000 for the three month period ended December 23, 2007 and $11,549,000 for the comparable period in the prior fiscal year.  Diluted income (loss) per common share increased to $0.12 from ($0.09) for the six month period ended December 23, 2007 compared to the comparable period ended December 24, 2006.  Net income (loss) for the six month period ended December 23, 2007 increased $2,107,000 to $1,198,000 from ($909,000) for the comparable period in the prior fiscal year, on revenues of $24,773,000 for the six month period ended December 23, 2007 and $23,316,000 for the comparable period in the prior fiscal year.  The increase in net income, during the three and six month periods ended December 23, 2007, is primarily due to increased food and supply sales and franchise revenues which were driven by a 0.6% increase in chain-wide retail sales, during the quarter ended December 23, 2007 compared to the comparable period for the prior fiscal year.  The Company also benefited from lower legal expenses and other operating expense reductions which were the result of restructuring efforts, that included outsourcing certain administrative functions which lowered headcount, implemented during the six month period ended December 23, 2007 compared to the comparable period in the prior fiscal year.  Additionally, the Company received income of $284,000 from the Akin Gump settlement in October 2007.  These savings and settlement income, for the six month period ended December 23, 2007, were partially offset by severance expenses of $379,000 of which $300,000 was recognized in August, 2007 due to the departure of the Company’s President and CEO on August 15, 2007.  The remaining severance expense of $79,000 was recognized in the second fiscal quarter ended December 23, 2007.

Management believes that key performance indicators in evaluating financial results include domestic chain -wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	December 23,	December 24,
	2007	2006
Domestic retail sales Buffet Units (in thousands)	$28,350	$27,665
Domestic retail sales Delco Units (in thousands)	$2,943	$3,180
Domestic retail sales Express Units (in thousands)	$1,495	$1,733

Average number of domestic Buffet Units	161	171
Average number of domestic Delco Units	42	47
Average number of domestic Express Units	59	66

	Six Months Ended
	December 23,	December 24,
	2007	2006
Domestic retail sales Buffet Units (in thousands)	$56,675	$56,362
Domestic retail sales Delco Units (in thousands)	$5,866	$6,444
Domestic retail sales Express Units (in thousands)	$3,122	$3,692

Average number of domestic Buffet Units	162	175
Average number of domestic Delco Units	42	48
Average number of domestic Express Units	62	68

Tables of Contents

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

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended December 23, 2007 increased 9%, or $942,000, to $11,174,000 from $10,232,000 in the comparable period for the prior fiscal year.  During the three month period ended December 23, 2007, a 50% increase in cheese prices contributed to increased food and supply sales of $987,000, compared to the comparable period for the prior fiscal year and,  international sales and equipment sales, which are included in Food and supply sales in the Condensed Consolidated Statement of Operations, increased by $292,000 but were offset by lower backhaul, storage and other freight revenues, which are also included in Food and supply sales in the Condensed Consolidated Statement of Operations, of $109,000 due to the outsourcing of the Company’s distribution center during the comparable period in the prior year.  For the three month period ended December 23, 2007 total domestic chain-wide retail sales increased 0.6%, or $410,000, over the comparable period for the prior fiscal year.  Food and supply sales for the six month period ended December 23, 2007 increased 6.5%, or $1,333,000, to $21,953,000 from $20,620,000 in the comparable period for the prior fiscal year.  During the six month period ended December 23, 2007, a 52% increase in cheese prices contributed to increased food and supply sales of $2,007,000 compared to the comparable period for the prior fiscal year.  Year-to-date total domestic chain-wide retail sales were down over the prior year, less than 1% or $509,000.  Decreases in freight and storage revenue were offset by increased international and equipment sales for the three and six month periods ended December 23, 2007 compared to the comparable periods for the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, increased 20%, or $228,000 to $1,346,000 from $1,118,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year. This increase is primarily attributable to a $150,000 master license fee earned in November 2007 for the development of new Pizza Inn restaurants in the country of Kuwait and higher domestic franchise fees for the four new domestic buffet restaurants opened during the quarter ended December 23, 2007.  For the six month period ended December 23, 2007, compared to the comparable period for the prior fiscal year, franchise revenue increased 7%, or $155,000 to $2,462,000 from $2,307,000.  This increase is attributable to the fees noted above but were partially offset by lower royalties and domestic franchise fees earned in the first quarter ended September 23, 2007 compared to comparable period in the prior fiscal year.  The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	December 23,	December 24,
	2007	2006
Domestic royalties	$974	$967
International royalties	103	106
Domestic franchise fees	98	5
International franchise fees	171	40
Franchise revenue	$1,346	$1,118

	Six Months Ended
	December 23,	December 24,
	2007	2006
Domestic royalties	$1,945	$1,977
International royalties	215	209
Domestic franchise fees	136	33
International franchise fees	166	88
Franchise revenue	$2,462	$2,307

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurant, decreased 12%, or $24,000 to $175,000 from $199,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year.  For the six month period ended December 23, 2007, restaurant sales decreased 8%, or $31,000, to $358,000 from $389,000 compared to the comparable period for the prior fiscal year. The sales decreases for the three and six month periods ended December 23, 2007 are primarily due to a significant reduction in marketing expenditures as more effort was put into training as the Company-owned restaurant is also used as a training facility for new franchisees.

Costs and Expenses

Cost of Sales

Cost of sales increased 6%, or $556,000 to $10,530,000 from $9,974,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year.  This increase is primarily the result of increased cheese prices combined with increased equipment and international sales.  For the six month period ended December 23, 2007 compared to the comparable period for the prior fiscal year, cost of sales increased 3.5% or $699,000 to $20,602,000 from $19,903,000 primarily due to increased prices for cheese and other commodities.  Cost of sales as a percentage of sales decreased 3% for the three months and 2% for the six months ended December 23, 2007 compared to the comparable period for the prior fiscal year as a result of savings relating to outsourcing the distribution center and the sale of property and equipment, which reduced depreciation expense, relating to the outsourcing.

Tables of Contents

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses decreased 5%, or $40,000 to $706,000 from $746,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year.  For the six month period ended December 23, 2007 compared to the comparable period for the prior fiscal year, franchise expenses decreased 6.5% or $92,000 to $1,326,000 from $1,418,000.  These decreases are primarily the result of lower administrative expenses of $136,000 related to the restructuring of franchise operations which resulted in lower expenses for certain outside services. These savings were partially offset by higher payroll and travel expenses for business development related to bringing the sales function back in house.  The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	December 23,	December 24,
	2007	2006
Payroll	$488	$439
Travel	78	72
Other	140	235
Franchise expenses	$706	$746

	Six Months Ended
	December 23,	December 24,
	2007	2006
Payroll	$913	$898
Travel	170	141
Other	243	379
Franchise expenses	$1,326	$1,418

General and Administrative Expenses

General and administrative expenses decreased 36%, or $405,000 to $721,000 from $1,126,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year.  For the six month period ended December 23, 2007 compared to the comparable period for the prior fiscal year general and administrative expenses decreased 49% or $1,319,000 to $1,356,000 from $2,675,000.  The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	December 23,	December 24,
	2007	2006
Payroll	$385	$573
Legal fees	105	375
Other professional fees	169	138
Insurance and taxes	61	23
Other	(1)	(38)
Stock compensation expense	2	55
General and administrative expenses	$721	$1,126

	Six Months Ended
	December 23,	December 24,
	2007	2006
Payroll	$817	$1,020
Legal fees	210	915
Other professional fees	269	356
Insurance and taxes	118	232
Other	(60)	55
Stock compensation expense	2	97
General and administrative expenses	$1,356	$2,675

The decrease in general and administrative expenses during the three and six months periods ended December 23, 2007 was due primarily to lower payroll and insurance expenses due to reduced headcount and the outsourcing of certain general and administrative functions and lower legal expenses due to the settlement of certain legal actions in the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased to $0 from $274,000 for the three month period ended December 23, 2007 compared to the comparable period for the prior fiscal year.  For the six month period ended December 23, 2007 compared to the comparable period for the prior fiscal year interest expense decreased to $0 from $474,000.  The decreased interest expenses are attributable to the Company paying off all of its outstanding debt on December 19, 2006.  The Company has no outstanding debt as of December 23, 2007.  Interest expense could increase in future periods if the Company chooses to draw on its CIT credit facility.

Tables of Contents

Discontinued Operations

Discontinued Operations includes losses from the two company-owned stores that closed in Houston, Texas.  Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	December 23,	December 24,
	2007	2006
Sales	$-	$176
Cost of Sales	-	233
General and Administrative	48	28
Total loss from discontinued operations	$(48)	$(85)

	Six Months Ended
	December 23,	December 24,
	2007	2006
Sales	$62	$356
Cost of Sales	153	482
General and Administrative	40	70
Total loss from discontinued operations	$(131)	$(196)

Provision for Income Tax

The Company’s federal net operating losses of $1,350,000 will begin to expire in 2027.  The Company also has state net operating losses of $1,466,000 which will begin to expire in 2011.  Management re-evaluates the net deferred tax asset each quarter and believes that it is more likely than not, that the net deferred tax asset of $458,000 will be realized based on the Company’s recent history of profit and the expectation of future taxable income as well as the future reversal of temporary differences.  A valuation allowance has been provided for amounts in excess of the asset expected to be realized.  For the three and six month periods ended December 23, 2007, the effective income tax rate of 0% differs from the statutory U.S. federal income tax rate of 34%, as the Company has provided a valuation allowance for the deferred tax assets for which it is considered more likely than not such assets will not be recognized.

Restaurant Openings and Closings

During the three month period ended December 23, 2007, five new Pizza Inn franchise restaurants opened, including four domestic Buffet Units and one international restaurant.  Six domestic restaurants were closed by franchisees (two Buffet Units and four Express Units), typically because of unsatisfactory standards of operation or poor performance.  During the six month period ended December 23, 2007, a total of eight new Pizza Inn franchise restaurants opened, including five domestic and three international.  Domestically, fifteen restaurants were closed by franchisees or the Company, typically because of unsatisfactory standards of operation or poor performance and five international restaurants were closed by franchisees.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.  The following charts summarize restaurant activity for the three and six month periods ended December 23, 2007 and December 24, 2006 respectively:

Three months ended December 23, 2007
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	163	4	2	-	165
Delco Units	42	-	-	-	42
Express Units	63	-	4	-	59
International Units	78	1	4	-	75
Total	346	5	10	-	341

Three months ended December 24, 2006
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	175	-	5	-	170
Delco Units	48	-	1	1	48
Express Units	70	2	2	(1)	69
International Units	77	-	-	-	77
Total	370	2	8	-	364

Tables of Contents

Six months ended December 23, 2007
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	166	5	6	-	165
Delco Units	42	-	-	-	42
Express Units	68	-	9	-	59
International Units	77	3	5	-	75
Total	353	8	20	-	341

Six months ended December 24, 2006
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	182	1	13	-	170
Delco Units	49	1	3	1	48
Express Units	70	3	3	(1)	69
International Units	74	5	2	-	77
Total	375	10	21	-	364

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, investing activities, and use of our credit facilities from time to time.

Cash flows from operating activities generally reflect net income or loss adjusted for depreciation and amortization, changes in working capital, accrued expenses, gains on asset sales, and provision for litigation costs.  In the six month period ended December 23, 2007 the Company generated cash flows from operating activities of $164,000 as compared to cash used of ($2,898,000) by operating activities in the comparable period for the prior year.  This increase in cash flow from operating activities was primarily due to increased food and supply sales and franchise revenues which were driven by a 0.6% increase in chain-wide retail sales, during the quarter ended December 23, 2007 compared to the comparable period for the prior fiscal year and lower legal expenses and other operating expense reductions which were the result of restructuring efforts, that included outsourcing certain administrative functions which lowered headcount, implemented during the six month period ended December 23, 2007 compared to the comparable period in the prior fiscal year.

Cash flows from investing activities generally reflect capital expenditures or proceeds from the sale of Company assets.  The Company generated cash flows of $23,000 from investing activities for the six month period ended December 23, 2007 from the sale of used equipment and capital expenditures compared to cash provided by investing activities of $11,071,000 attributable to the sale of the Company’s corporate office building and distribution facility on December 19, 2006 in the comparable period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, repurchases of outstanding shares of our common stock and the exercise of stock options.  Net cash used for financing activities was ($886,000) for the repurchase of common stock in the six month period ended December 23, 2007 compared to cash used of ($8,070,000) to pay off all of the Company’s long term debt and to pay deferred financing costs for the CIT credit facility for the comparable period in the prior fiscal year. This decrease in the use of cash from financing activities was due to the repayment of all outstanding debt in the prior year.

Management believes that it is more likely than not, that the net deferred tax asset of $458,000 will be realized based on the Company’s recent history of profit and the expectation of future taxable income as well as the future reversal of temporary differences.  A valuation allowance has been provided for amounts in excess of the asset expected to be realized.  For the three and six month periods ended December 23, 2007, the effective income tax rate of 0% differs from the statutory U.S. federal income tax rate of 34%, as the Company has provided a valuation allowance for the deferred tax assets for which it is considered more likely than not such assets will not be recognized.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT credit facility to (i) allow the Company to repurchase Company common stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of December 23, 2007, there were no borrowings outstanding on the CIT credit facility.  The Company has used the facility to obtain one letter of credit for approximately $190,000 in connection with deposit requirements under the sale leaseback agreement and another letter of credit for approximately $230,000 to reinsurers to secure loss reserves.  The $190,000 letter of credit obtained in connection with deposit requirements under the sale lease back agreement was terminated during the quarter ended December 23, 2007.

As previously described, on October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer and Feld.  On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses in full settlement of the case.

Tables of Contents

Contractual Obligations and Commitments

On August 15, 2007, the Company’s President and CEO, Tim Taft, submitted to the Company’s Board of Directors, his written notice of resignation as a director and President and Chief Executive Officer of the Company, effective immediately. In connection with Mr. Taft’s separation from the Company, the Company agreed to pay Mr. Taft severance of $300,000 (representing one year of salary), payable in twelve equal monthly installments.   This amount was recorded as severance expense in the quarter ended September 23, 2007.

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

Re-acquired development franchise rights are initially recorded at cost.  When circumstances warrant, the Company assesses the recoverability of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary.  If an adjustment is required, fair value is determined based on a discounted cash flow analysis and an impairment loss would be recorded.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  At December 23, 2007, the Company’s unrecognized tax benefits, including interest and penalties, were $0 and the amount of unrecognized tax benefits that would impact the effective rate, if recognized, is $0.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

In September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS Number 157 on June 30, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurements and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS Number 141 (Revised), Business Combinations.  SFAS Number 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Tables of Contents

In December 2007, the FASB issued SFAS Number 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS Number 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may have market risk exposure arising from changes in interest rates.  The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under a credit facility, which typically bear interest based on floating rates.  There is no current known impact since there is no outstanding indebtedness at December 23, 2007.

The Company is exposed to market risks from changes in commodity prices.  During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales as the pricing schedule is based on the CME block price per pound of cheese.  For example, based on an average block price (per the  CME) per pound of cheese of $2.27 for the six month period ended December 23, 2007, the estimated decrease in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would be approximately $521,000.  Although management actively monitors this exposure, the Company has not entered into any hedging arrangements with respect to cheese or any other commodity prices.

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

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of any annual report) that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Tables of Contents

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

On August 31, 2006, the Company was served with notice of a lawsuit filed against it by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor allege generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  The Eastern District of Texas magistrate recently ruled in the Company’s favor to transfer this action to the Northern District of Texas pursuant to the forum selection clause in the franchise agreement.  On December 18, 2007, the parties entered into an Agreed Stipulation of Dismissal and Order where the plaintiff agreed to dismiss the claim, in federal court, with prejudice and plaintiff agreed that he has sixty days to re-file the case in the state district courts of Dallas County, Texas.  The Company is currently waiting to see if plaintiff files in state court.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome of any form of legal proceeding, it is not practicable for the Company to provide any certain or meaningful analysis, projection or expectation at this time regarding the outcome of this matter.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing a counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company has not made any accrual for such amounts as of December 23, 2007.

Except as reported herein, there have been no material developments in the three month period ended December 23, 2007 in any material pendinglegal proceedings to whichthe Companyor any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Form 10-K in response to Item 1A to Part I of Form 10-K.

Tables of Contents

Item 2.  Changes in Securities and the Use of Proceeds

On May 23, 2007, our board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  The following table furnishes information concerning purchases made for the six month period ended December 23, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number		Maximum
			Of Shares		Number Of
			Purchased As Part		Shares That May
		Average	Of Publicly		Yet Be Purchased
	Total Number Of	Price Paid	Announced Plans		Under The Plans
Period	Shares Purchased	Per Share	Or Programs		Or Programs
					1,016,000
Month #1
(June 25, 2007 –
July 29, 2007)	-	$-	-		1,016,000

Month #2
(July 30, 2007 –
August 26, 2007)	2,924	$2.31	2,924		1,013,076

Month #3
(August 27, 2007 –
September 23, 2007)	13,080	$2.19	13,080		999,996

Month #4
(September 24, 2007 –
October 28, 2007)	22,509	$2.47	22,509		977,487

Month #5
(October 29, 2007 –
November 25, 2007)	119,334	$2.85	119,334		858,153

Month #6
(November 26, 2007 –
December 23, 2007)	155,160	$2.87	155,160		702,993

Total	313,007	$2.80	313,007	(1)	702,993

(1) These shares were purchased pursuant to the 2007 Stock Purchase Plan which was announced on May 23, 2007. Our board of directors approved the purchase of up to 1,016,000 shares of our common stock pursuant to the 2007 Stock Purchase Plan. The 2007 Stock Purchase Plan does not have any expiration date.

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

Tables of Contents

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s 2007 Annual Meeting of Shareholders held on December 13, 2007, the shareholders of the Company elected the following directors, constituting the entire Board of Directors of the Company, to serve terms expiring at the Company’s 2008 Annual Meeting of Shareholders.

	For	Withheld	Abstain
W. C. Hammett, Jr.	9,017,010	2,414	5,898
Steven M. Johnson	9,016,828	2,596	5,898
James K. Zielke	9,016,688	2,736	5,898
Robert B. Page	9,016,982	2,442	5,898
Ramon D. Phillips	9,016,842	2,582	5,898
Mark E. Schwarz	9,016,682	2,742	5,898
Clinton J. Coleman	9,016,820	2,604	5,898

At the Company’s 2007 Annual Meeting of Shareholders held on December 13, 2007, the shareholders of the Company also ratified the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal year 2008 as follows:

	For	Against	Abstain
Ratification of BDO Seidman, LLP as the Company’s independent registered public accounting firm.	9,004,663	5,218	15,440

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 filed on November 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN, INC.
(Registrant)

By:/s/ Charles R. Morrison
Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

By:/s/ J. Kevin Bland
J. Kevin Bland
Vice President and Controller
(Principal Financial Officer)

Dated:  February 5, 2008