Form 10-Q
period 2008-03-23
PIZZA INN INC /MO/
filed 2008-05-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 23, 2008

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

(469) 384-5000
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 7, 2008, 9,499,417 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Statements of Operations for the three months and nine months ended March 23, 2008 and March 25, 2007 (unaudited)	1

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended March 23, 2008 and March 25, 2007 (unaudited)	2

	Condensed Consolidated Balance Sheets at March 23, 2008 (unaudited) and June 24, 2007	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 23, 2008 and March 25, 2007 (unaudited)	4, 5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II.   OTHER INFORMATION

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 23,	March 25,	March 23,	March 25,
REVENUES:	2008	2007	2008	2007

Food and supply sales	$10,316	$10,202	$32,269	$30,822
Franchise revenue	1,181	1,195	3,643	3,502
Restaurant sales	171	186	529	574

	11,668	11,583	36,441	34,898

COSTS AND EXPENSES:
Cost of sales	9,554	9,568	30,156	29,472
Franchise expenses	623	619	1,949	2,037
General and administrative expenses	661	857	2,017	3,531
Severance	4	-	383	-
Provision for bad debts	100	20	158	20
Loss (gain) on sale of assets	2	(6)	9	(570)
Other income	-	-	-	(179)
(Recovery) provision for litigation costs	-	-	(284)	302
Interest expense	-	2	-	475
	10,944	11,060	34,388	35,088

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	724	523	2,053	(190)
Income taxes	(216)	-	(216)	-
INCOME (LOSS) FROM
CONTINUING OPERATIONS	940	523	2,269	(190)
Loss from discontinued
operations, net of income tax benefit	(42)	(66)	(173)	(262)
NET INCOME (LOSS)	$898	$457	$2,096	$(452)

EARNINGS PER SHARE OF COMMON
STOCK - BASIC:
Income (loss) from continuing operations	$0.10	$0.06	$0.23	$(0.02)
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$0.09	$0.05	$0.21	$(0.04)

EARNINGS PER SHARE OF COMMON
STOCK - DILUTED:
Income (loss) from continuing operations	$0.10	$0.06	$0.23	$(0.02)
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income (loss)	$0.09	$0.05	$0.21	$(0.04)

Weighted average common shares
outstanding - basic	9,634	10,138	9,955	10,139

Weighted average common
shares outstanding - diluted	9,670	10,139	9,987	10,139

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 23,	March 25,	March 23,	March 25,
	2008	2007	2008	2007

Net income (loss)	$898	$457	$2,096	$(452)
Interest rate swap gain - (net of tax expense
of $0) for all periods	-	-	-	14
Comprehensive income (loss)	$898	$457	$2,096	$(438)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 23,	June 24,
ASSETS	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,013	$1,879
Accounts receivable, less allowance for bad debts
of $589 and $451, respectively	3,067	2,716
Notes receivable, current portion	6	8
Inventories	1,385	1,518
Property held for sale	313	336
Deferred income tax assets, net	1,105	458
Prepaid expenses and other assets	273	165
Total current assets	7,162	7,080

LONG-TERM ASSETS
Property, plant and equipment, net	600	778
Notes receivable	9	12
Re-acquired development territory, net	78	239
Deposits and other assets	104	85
	$7,953	$8,194
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,677	$2,082
Accrued expenses	1,817	1,805
Total current liabilities	3,494	3,887

LONG-TERM LIABILITIES
Deferred gain on sale of property	190	209
Deferred revenues	295	314
Other long-term liabilities	23	7
Total liabilities	4,002	4,417

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,123,909 and 15,120,319 shares, respectively;
outstanding 9,499,417 and 10,168,494 shares, respectively	151	151
Additional paid-in capital	8,485	8,471
Retained earnings	16,894	14,799
Treasury stock at cost
Shares in treasury: 5,624,492 and 4,951,825, respectively	(21,579)	(19,644)
Total shareholders' equity	3,951	3,777
	$7,953	$8,194

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 23,	March 25,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,096	$(452)
Adjustments to reconcile net income (loss) to
cash provided (used) by operating activities:
Depreciation and amortization	275	561
Deferred tax	(647)	(9)
Stock compensation expense	14	145
Provision for litigation costs	-	302
Loss (gain) on sale of assets	9	(570)
Provision for bad debts	158	20
Changes in operating assets and liabilities:
Notes and accounts receivable	(504)	269
Inventories	133	192
Accounts payable - trade	(405)	205
Accrued expenses	12	(3,476)
Prepaid expenses and other	(84)	735
Cash provided (used) by operating activities	1,057	(2,078)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	108	11,325
Capital expenditures	(96)	(246)
Cash provided by investing activities	12	11,079

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(26)
Repayments of long-term bank debt	-	(8,044)
Repurchase of common stock	(1,935)	-
Cash used for financing activities	(1,935)	(8,070)

Net (decrease) increase in cash and cash equivalents	(866)	931
Cash and cash equivalents, beginning of period	1,879	184
Cash and cash equivalents, end of period	$1,013	$1,115

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Nine Months Ended
	March 23,	March 25,
	2008	2007

CASH PAYMENTS FOR:

Interest	$-	$495
Income taxes paid (refunded)	195	(680)

NON CASH FINANCING AND INVESTING
ACTIVITIES:
Gain on interest rate swap
	$-	$22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 24, 2007.

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

(1)	Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  All appropriate intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At June 24, 2007 approximately $230,000 on deposit with reinsurers to secure loss reserves was included in cash and cash equivalents.

Fiscal Year
Fiscal third quarters ended March 23, 2008 and March 25, 2007, both contained 13 weeks and the fiscal nine months ended March 23, 2008 and March 25, 2007, both contained 39 weeks.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license fees. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company.  Domestic license fees are generally recognized at the time the restaurant is opened.  Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected.  Royalties are recognized as income when earned.

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 at the beginning of our fiscal year on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  Although the Company believes it has adequately provided for all tax positions, taxing authorities could assess amounts greater or less than the Company’s accrued position.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS No. 157 on June 30, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS No. 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS No. 157 will not require material modification of the Company’s fair value measurements and will primarily require expanded disclosures in the notes to the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

(2)	Long-Term Debt

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”).  The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable.  Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%.  The specific interest rate margin is based on the Company’s performance under certain financial ratio tests.  An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%.  All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year.  As of March 23, 2008, there were no borrowings outstanding on the CIT Credit Facility and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

Index

(3)	Commitments and Contingencies

On May 23, 2007, the Company announced that its Board of Directors had authorized a stock repurchase plan whereby the Company may repurchase up to 1,016,000 shares of its currently outstanding common stock.  As of March 23, 2008, 672,667 shares had been repurchased under the plan at an average price of $2.85 per share.

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleged that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleged that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements which provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company’s financial position.

On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after deduction of all contingent fees and expenses.  This amount was reported as income in the second quarter ended December 23, 2007 and presented in the caption “(Recovery) provision for litigation costs” in the consolidated statement of operations.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal count by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  Pursuant to an Agreed Stipulation of Dismissal and Order, where the plaintiff has dismissed the claim in federal court, with prejudice and has re-filed the case in the state district courts of Dallas County, Texas.  Pizza Inn has filed a counter-claim.  The Company is waiting on a trial date to be set.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing its counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company had not made any accrual for any such amounts as of March 23, 2008.

The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business.  With the possible exception of the matters set forth above, management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition if decided in a manner that is unfavorable to us.

(4)	Earnings (loss) per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 23, 2008		March 25, 2007
	Diluted	Basic	Diluted	Basic

Income from continuing operations for
per share calculation	$940	$940	$523	$523
(Loss) from discontinued operations for
per share calculation	(42)	(42)	(66)	(66)
Net income available for common shareholders	$898	$898	$457	$457

Weighted average equivalent shares
Shares of Pizza Inn, Inc. common stock outstanding	9,634	9,634	10,138	10,138
Dilutive effect of employee stock options
and awards	36	-	1	-
Total weighted average equivalent shares	9,670	9,634	10,139	10,138

Per-share amounts
Income from continuing operations	$0.10	$0.10	$0.06	$0.06
(Loss) from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income	$0.09	$0.09	$0.05	$0.05

	Nine Months Ended
	March 23, 2008		March 25, 2007
	Diluted	Basic	Diluted	Basic

Income (loss) from continuing operations for
per share calculation	$2,269	$2,269	$(190)	$(190)
(Loss) from discontinued operations for
per share calculation	(173)	(173)	(262)	(262)
Net income (loss) available for common shareholders	$2,096	$2,096	$(452)	$(452)

Weighted average equivalent shares
Shares of Pizza Inn, Inc. common stock outstanding	9,955	9,955	10,139	10,139
Dilutive effect of employee stock options
and awards	32	-	-	-
Total weighted average equivalent shares	9,987	9,955	10,139	10,139

Per-share amounts
Income (loss) from continuing operations	$0.23	$0.23	$(0.02)	$(0.02)
(Loss) from discontinued operations	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Net income (loss)	$0.21	$0.21	$(0.04)	$(0.04)

Index

Options to purchase 176,410 shares of common stock at exercise prices ranging from $2.00 to $2.31 per share were outstanding and included in the computation of diluted EPS for the three and nine month periods ended March 23, 2008, using the Treasury Stock Method, because the options’ exercise price was less than the average market price of the common shares during the quarter.  Options to purchase 115,000 shares of common stock at exercise prices ranging from $2.85 to $3.17 were not included in the computation of diluted EPS for both the quarter and the nine month period ended March 23, 2008, because the options’ exercise prices were greater than the average market price of the common shares for the respective periods.

No options to purchase shares of common stock were included in the computation of diluted EPS for the nine month period ended March 25, 2007.

(5)           Closed restaurants and discontinued operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that discontinued operations that meet certain criteria be reflected in the statement of operations after results of continuing operations as a net amount. SFAS No. 144 also requires that the operations of the closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This Statement also establishes that fair value is the objective for initial measurement of the liability.

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value.  That net realizable value remains unchanged.  The two properties are on the market for sub-lease and have received a number of site visits.  Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

A summary of discontinued operations is as follows in (thousands):

	Three Months Ended
	March 23,	March 25,
	2008	2007
Sales	$-	$180
Cost of Sales	-	34
General and Administrative	42	212
Total loss from discontinued operations, net of income tax benefit	$(42)	$(66)

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Sales	$62	$537
Cost of Sales	24	199
General and Administrative	211	600
Total loss from discontinued operations, net of income tax benefit	$(173)	$(262)

(6)           Provision for Income Tax

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the deferred tax asset of $1,105,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of temporary differences.  The $216,000 net tax benefit recorded during the quarter ended March 23, 2008 was comprised of (i) the $1,148,000 deferred tax benefit in connection with the release of the valuation allowance, (ii) a $498,000 current provision for 2008 federal and state income tax obligations and (iii) a $434,000 reduction of the deferred tax asset related to the utilization of the Company’s net operating loss.

  In prior years and until the third quarter of fiscal 2008, we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, Accounting for Income Taxes.”  As of March 23, 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings.  Beginning in the quarter ended March 23, 2008, we recorded an income tax provision on current earnings at an effective tax rate of approximately 35% prior to the effect of releasing the valuation allowance.

(7)	Property Held for Sale

The Company had $313,000 and $336,000 of assets classified as held for sale as of March 23, 2008 and June 24, 2007, consisting of the carrying value of certain real estate and equipment located in Little Elm, Texas and $25,000 of miscellaneous transportation equipment.  All assets held for sale are currently listed with brokers for sale to third parties.

Index

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income (loss) and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 23, 2008 and March 25, 2007 (in thousands).  Operating income and loss excludes interest expense, income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 23,	March 25,	March 23,	March 25,
	2008	2007	2008	2007
Net sales and operating revenues:
Food and equipment distribution	$10,316	$10,202	$32,269	$30,822
Franchise and other (1)	1,352	1,381	4,172	4,076
Intersegment revenues	70	128	230	407
Combined	11,738	11,711	36,671	35,305

Less intersegment revenues	(70)	(128)	(230)	(407)
Consolidated revenues	$11,668	$11,583	$36,441	$34,898

Depreciation and amortization:
Food and equipment distribution	$-	$18	$2	$174
Franchise and other (1)	87	79	226	255
Combined	87	97	228	429
Corporate administration and other	16	16	47	132
Depreciation and amortization	$103	$113	$275	$561

Interest expense:
Food and equipment distribution	$-	$1	$-	$266
Franchise and other (1)	-	-	-	-
Combined	-	1	-	266
Corporate administration and other		1	-	209
Interest expense	$-	$2	$-	$475

Operating income (loss):
Food and equipment distribution (2)	$623	$351	$1,820	$(365)
Franchise and other (1), (2)	529	585	1,574	987
Intersegment profit	14	30	52	96
Combined	1,166	966	3,446	718
Less intersegment profit	(14)	(30)	(52)	(96)
Corporate administration and other	(428)	(413)	(1,341)	(812)
Operating income (loss)	$724	$523	$2,053	$(190)

Geographic information (revenues):
United States	$11,442	$11,199	$35,137	$33,786
Foreign countries	226	384	1,304	1,112
Consolidated total	$11,668	$11,583	$36,441	$34,898

(1)	Company stores that were closed are included in discontinued operations.

(2)	Does not include full allocation of corporate administration.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 24, 2007 and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional risk factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 24, 2007.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco”).  At March 23, 2008, there were 334 domestic and international Pizza Inn restaurants, consisting of one Company-owned domestic restaurant, 259 franchised domestic restaurants, and 74 franchised international restaurants.  The 260 domestic restaurants consisted of: (i) 161 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 41 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 58 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 260 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 74 international restaurants were located in nine foreign countries.

Basic and diluted income per common share increased to $0.09 for the three month period ended March 23, 2008 compared to $0.05 for the comparable period ended March 25, 2007.  Net income for the three month period ended March 23, 2008 increased $441,000 to $898,000 from $457,000 for the comparable period in the prior fiscal year, on revenues of $11,668,000 for the three month period ended March 23, 2008 and $11,583,000 for the comparable period in the prior fiscal year.  Basic and diluted income per common share increased to $0.21 for the nine month period ended March 23, 2008 compared to a $0.04 loss for the comparable period ended March 25, 2007.  Net income for the nine month period ended March 23, 2008 increased $2,548,000 to $2,096,000 from a $452,000 loss for the comparable period in the prior fiscal year, on revenues of $36,441,000 for the nine month period ended March 23, 2008 and $34,898,000 for the comparable period in the prior fiscal year.

        The increase in net income during the three and nine month periods ended March 23, 2008, was primarily due to increased operating income driven by increased food and supply sales compared to the comparable period for the prior fiscal year and from lower legal expenses and other operating expense reductions which were the result of management’s restructuring efforts, including outsourcing certain administrative functions which lowered headcount, implemented during the nine month period ended March 23, 2008.  Additionally, the Company received income of $284,000 from the settlement in October 2007 of a lawsuit with its previous outside counsel and recognized an income tax benefit of $216,000 as a result of the release of a $1,148,000 deferred income tax valuation allowance in the quarter ended March 23, 2008.  The income and savings were partially offset by severance expenses of $383,000 of which $300,000 was recognized in August, 2007 due to the departure of the Company’s President and CEO.  The remaining severance expense was recognized in the second fiscal quarter ended December 23, 2007 and third fiscal quarter ended March 23, 2008.

Management believes that key performance indicators in evaluating financial results include domestic chain -wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	March 23,	March 25,
	2008	2007
Domestic retail sales Buffet Units (in thousands)	$28,982	$28,520
Domestic retail sales Delco Units (in thousands)	$2,839	$3,091
Domestic retail sales Express Units (in thousands)	$1,320	$1,781

Average number of domestic Buffet Units	162	168
Average number of domestic Delco Units	42	46
Average number of domestic Express Units	58	67

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Domestic retail sales Buffet Units (in thousands)	$85,654	$84,882
Domestic retail sales Delco Units (in thousands)	$8,705	$9,535
Domestic retail sales Express Units (in thousands)	$4,443	$5,472

Average number of domestic Buffet Units	162	173
Average number of domestic Delco Units	42	47
Average number of domestic Express Units	60	68

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

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended March 23, 2008 increased 1%, or $114,000, to $10,316,000 from $10,202,000 in the comparable period for the prior fiscal year.  During the three month period ended March 23, 2008, a 41% increase in cheese prices contributed to increased food and supply sales by $825,000, compared to the comparable period for the prior fiscal year while international sales and equipment sales decreased by $615,000.  For the three month period ended March 23, 2008, total domestic chain-wide retail sales decreased 1%, or $251,000, over the comparable period for the prior fiscal year due to a lower store count.  Food and supply sales for the nine month period ended March 23, 2008 increased 5%, or $1,447,000, to $32,269,000 from $30,822,000 in the comparable period for the prior fiscal year.  During the nine month period ended March 23, 2008, a 48% increase in cheese prices contributed to increased food and supply sales.  Year-to-date total domestic chain-wide retail sales were down over the prior year by 1% or $1,087,000.  Comparable domestic store sales were 1% greater for the three month period and 2% greater for the nine month period ended March 23, 2008 compared to the comparable period in the prior fiscal year.

Index

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 1%, or $14,000 to $1,181,000 from $1,195,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties and franchise fees due to lower retail sales and fewer store openings compared to the comparable period in the prior fiscal year.  For the nine month period ended March 23, 2008, compared to the comparable period for the prior year, franchise revenue increased 4%, or $141,000 to $3,643,000 from $3,502,000.  This increase is primarily attributable to a $150,000 master license fee earned in November 2007 for the development of new Pizza Inn restaurants in Kuwait which was partially offset by lower domestic royalties compared to comparable period in the prior year.  The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	March 23,	March 25,
	2008	2007
Domestic royalties	$981	$987
International royalties	145	101
Domestic franchise fees	55	96
International franchise fees	-	11
Franchise revenue	$1,181	$1,195

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Domestic royalties	$2,926	$2,964
International royalties	360	309
Domestic franchise fees	191	184
International franchise fees	166	45
Franchise revenue	$3,643	$3,502

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurant, decreased 8%, or $15,000 to $171,000 from $186,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year.  For the nine month period ended March 23, 2008, restaurant sales decreased 8%, or $45,000, to $529,000 from $574,000 compared to the comparable period for the prior fiscal year. The sales decreases for the three and nine month periods ended March 23, 2008, were primarily due to a reduction in marketing expenditures as more effort was put into using the Company-owned restaurant as a training facility.

Costs and Expenses

Cost of Sales

Cost of sales decreased 1%, or $14,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year.  This decrease is primarily the result of decreased payroll which was slightly offset by higher cheese prices.  For the nine month period ended March 23, 2008 compared to the comparable period for the prior fiscal year, cost of sales increased 2% or $684,000 to $30,156,000 from $29,472,000 primarily due to increased prices for cheese and other commodities.  Cost of sales as a percentage of revenues decreased 1% for the three months and 2% for the nine months ended March 23, 2008 compared to the comparable period for the prior fiscal year as a result of savings relating to outsourcing the distribution center and the related sale of property and equipment, which reduced depreciation expense.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased 1%, or $4,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year.  For the nine month period ended March 23, 2008 compared to the comparable period for the prior fiscal year, franchise expenses decreased 4%, or $88,000, to $1,949,000 from $2,037,000.  The nine month decrease was primarily the result of lower administrative expenses of $136,000 related to the restructuring of franchise operations which resulted in lower expenses for certain outside services. These savings were partially offset by higher payroll and travel expenses for business development related to bringing the sales and development function in house which had been outsourced during the comparable period in the prior fiscal year.  The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	March 23,	March 25,
	2008	2007
Payroll	$446	$486
Travel	72	54
Other	105	79
Franchise expenses	$623	$619

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Payroll	$1,359	$1,384
Travel	242	192
Other	348	461
Franchise expenses	$1,949	$2,037

Index

General and Administrative Expenses

General and administrative expenses decreased 23%, or $196,000, to $661,000 from $857,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year.  For the nine month period ended March 23, 2008 compared to the comparable period for the prior fiscal year, general and administrative expenses decreased 43%, or $1,514,000, to $2,017,000 from $3,531,000.  The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	March 23,	March 25,
	2008	2007
Payroll	$366	$513
Legal fees	69	155
Other professional fees	115	164
Insurance and taxes	69	48
Other	30	(72)
Stock compensation expense	12	49
General and administrative expenses	$661	$857

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Payroll	$1,183	$1,534
Legal fees	279	1,070
Other professional fees	383	519
Insurance and taxes	187	280
Other	(29)	(17)
Stock compensation expense	14	145
General and administrative expenses	$2,017	$3,531

The decrease in general and administrative expenses during the three month period ended March 23, 2008 was primarily due to lower payroll, legal fees, other professional fees and stock compensation expense.  These savings were offset slightly by higher insurance and taxes, as well as allocated expenses and credit facility fees.    The decrease in general and administrative expenses during the nine month period ended March 23, 2008 was due primarily due to lower payroll driven by reduced headcount and the outsourcing of certain general and administrative functions, lower legal expenses due to the settlement of certain legal actions in the prior year and lower stock compensation expense.

Provision for Bad Debts

Provision for bad debt expense increased to $100,000 for the three month period ended March 23, 2008 compared to $20,000 for the comparable period for the prior fiscal year.  This increase was due to recording an additional allowance for a receivable balance that was previously secured by a default judgment.  During the quarter ended March 23, 2008 management determined this judgment was unrealizable and recorded the additional provision for bad debt expense to fully reserve the balance.

Interest Expense

Interest expense decreased to $0 from $2,000 for the three month period ended March 23, 2008 compared to the comparable period for the prior fiscal year.  For the nine month period ended March 23, 2008 compared to the comparable period for the prior fiscal year interest expense decreased to $0 from $475,000.  The decreased interest expenses are attributable to the Company paying off all of its outstanding debt on December 19, 2006.  The Company has no outstanding debt as of March 23, 2008.  Interest expense could increase in future periods if the Company chooses to draw on its CIT Credit Facility.

Provision for Income Tax

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the deferred tax asset of $1,105,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of temporary differences.  The $216,000 net tax benefit recorded during the quarter ended March 23, 2008 was comprised of (i) the $1,148,000 deferred tax benefit in connection with the release of the valuation allowance, (ii) a $498,000 current provision for 2008 federal and state income tax obligations and (iii) a $434,000 reduction of the deferred tax asset related to the utilization of the Company’s net operating loss.

In prior years and until the third quarter of fiscal 2008, we had recorded a valuation allowance based on our assessment that the realization of a portion of our deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, Accounting for Income Taxes.”  As of March 23, 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings.  Beginning in the quarter ended March 23, 2008, we recorded an income tax provision on current earnings at an effective tax rate of approximately 35% prior to the effect of releasing the valuation allowance.

Discontinued Operations

Discontinued operations includes losses from the two Company-owned stores closed in Houston, Texas during the quarter ended September 23, 2007.  Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	March 23,	March 25,
	2008	2007
Sales	$-	$180
Cost of Sales	-	34
General and Administrative	42	212
Total loss from discontinued operations, net of income tax benefit	$(42)	$(66)

	Nine Months Ended
	March 23,	March 25,
	2008	2007
Sales	$62	$537
Cost of Sales	24	199
General and Administrative	211	600
Total loss from discontinued operations, net of income tax benefit	$(173)	$(262)

Index
Restaurant Openings and Closings

During the three month period ended March 23, 2008, two new Pizza Inn franchise restaurants opened, including one domestic Buffet Unit and one domestic Express Unit.  Eight domestic restaurants and one international restaurant were closed by franchisees (five Buffet Units, two Delco Units, two Express Units), typically because of unsatisfactory standards of operation or poor performance.  During the nine month period ended March 23, 2008, a total of ten new Pizza Inn franchise restaurants opened, including seven domestic and three international.  Domestically, 23 restaurants were closed by franchisees or the Company, typically because of unsatisfactory standards of operation or poor performance and six international restaurants were closed by franchisees.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three nine month periods ended March 23, 2008 and March 25, 2007:

Three months ended March 23, 2008
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	165	1	5	-	161
Delco Units	42	-	1	-	41
Express Units	59	1	2	-	58
International Units	75	-	1	-	74
Total	341	2	9	-	334

Three months ended March 25, 2007
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	170	2	3	1	170
Delco Units	48	-	3	(1)	44
Express Units	69	1	1	-	69
International Units	77	1	-	-	78
Total	364	4	7	-	361

Nine months ended March 23, 2008
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	166	6	11	-	161
Delco Units	42	-	1	-	41
Express Units	68	1	11	-	58
International Units	77	3	6	-	74
Total	353	10	29	-	334

Nine months ended March 25, 2007
	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	182	3	16	1	170
Delco Units	49	1	6	-	44
Express Units	70	4	4	(1)	69
International Units	74	6	2	-	78
Total	375	14	28	-	361

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, investing activities, and use of our credit facilities from time to time.

Cash flows from operating activities generally reflect net income or loss adjusted for depreciation and amortization, changes in working capital, accrued expenses, gains on asset sales, and provision for litigation costs.  In the nine month period ended March 23, 2008 the Company generated cash flows from operating activities of $1,057,000 as compared to cash used by operating activities of $2,078,000 in the comparable period for the prior year.  This increase in cash flow from operating activities was primarily due to increased net income during the nine month period ended March 23, 2008 and a significant reduction of accrued expenses during the nine month period ended March 25, 2007 largely attributable to the payment of $2,800,000 of litigation settlement expenses.  This was partially offset by increases in notes and accounts receivable and prepaid expenses and decreases in accounts payable and accrued expenses.

Cash flows from investing activities generally reflect capital expenditures or proceeds from the purchase and sale of Company assets.  The Company generated cash flows of $12,000 from investing activities for the nine month period ended March 23, 2008 from the sale of used equipment offset by expenditures primarily for computer related hardware and software.  This compares to cash provided by investing activities of $11,079,000 primarily attributable to the sale of the Company’s corporate office building and distribution facility in the comparable period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period, repurchases of outstanding shares of our common stock and the exercise of stock options.  Net cash used for financing activities was $1,935,000 for the repurchase of common stock in the nine month period ended March 23, 2008 compared to cash used of $8,070,000 to pay off all of the Company’s long term debt and to pay deferred financing costs for the CIT Credit Facility for the comparable period in the prior fiscal year. This decrease in the use of cash from financing activities was due to the repayment of all outstanding debt in the prior year.

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the deferred tax asset of $1,105,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of temporary differences.  The $216,000 net tax benefit recorded during the quarter ended March 23, 2008 was comprised of (i) the $1,148,000 deferred tax benefit in connection with the release of the valuation allowance, (ii) a $498,000 current provision for 2008 federal and state income tax obligations and (iii) a $434,000 reduction of the deferred tax asset related to the utilization of the Company’s net operating loss.

In prior years and until the third quarter of fiscal 2008, we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, Accounting for Income Taxes.”  As of March 23, 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings.  Beginning in the quarter ended March 23, 2008, we recorded an income tax provision on current earnings at an effective tax rate of approximately 35% prior to the effect of releasing the valuation allowance.

Index

      On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”).  The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable.  Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%.  The specific interest rate margin is based on the Company’s performance under certain financial ratio tests.  An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%.  All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year.  As of March 23, 2008, there were no borrowings outstanding on the CIT Credit Facility and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer, Feld and J. Kenneth Menges.  On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit.   Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after all contingent fees and expenses.

Contractual Obligations and Commitments

On August 15, 2007, the Company’s then President and CEO, Tim Taft, submitted to the Company’s Board of Directors, his written notice of resignation as a director and officer of the Company, effective immediately. In connection with Mr. Taft’s separation from the Company, the Company agreed to pay severance of $300,000 (representing one year of salary), payable in twelve equal monthly installments.   This amount was recorded as severance expense in the quarter ended September 23, 2007.

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

Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties.  The Company records an allowance for doubtful receivables to allow for any amounts which may be uncollectible and based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, as reflected by the franchisee’s sales and operating results and other general and local economic trends.  Actual realization of amounts receivable could differ materially from the Company’s estimates.

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

Re-acquired development franchise rights are initially recorded at cost.  When circumstances warrant, the Company assesses the recoverability of these assets, based on estimated undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary.  If an adjustment is required, fair value is determined based on a discounted cash flow analysis and an impairment loss would be recorded.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized based upon the Company’s analysis of existing net operating loss carryforward tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies.  These estimates could be materially impacted by changes in future taxable income and the results of tax strategies.

The Company assesses its exposures to loss contingencies, including legal matters, based upon factors such as the current status of the cases and consultations with external counsel and accrues a reserve if a mitigated loss is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements.  In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions.  We adopted FIN 48 at the beginning of our fiscal year on June 25, 2007 and recognized no adjustment in the liability for unrecognized tax benefits upon adoption.  Although the Company believes it has adequately provided for all tax positions, taxing authorities could assess amounts greater or less than the Company’s accrued position.  The Company does not anticipate a significant change to the total amount of unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  The Company will be required to adopt SFAS No. 157 on June 30, 2008.  The Company has not completed its evaluation of the impact of adoption of SFAS No. 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS No. 157 will not require material modification of the Company’s fair value measurements and will primarily require expanded disclosures in the notes to the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company may have market risk exposure arising from changes in interest rates.  The Company’s earnings may be affected by changes in short-term interest rates as a result of borrowings under a credit facility, which typically bear interest based on floating rates.  There is no current known impact since there is no outstanding indebtedness at March 23, 2008.

The Company is exposed to market risks from changes in commodity prices.  During the normal course of business, the Company purchases cheese and certain other food products that are affected by changes in commodity prices and, as a result, the Company is subject to volatility in its food sales and cost of sales as the pricing schedule is based on the CME block price per pound of cheese.  For example, based on an average block price (per the CME) per pound of cheese of $1.9538 for the nine month period ended March 23, 2008, the estimated decrease in annual sales from a hypothetical $0.20 decrease in the average cheese block price per pound would be approximately $773,000.  The block price per pound of cheese was $1.765 on March 23, 2008 and $1.992 on June 24, 2007.  Although management actively monitors this exposure, the Company has not entered into any hedging arrangements with respect to cheese or any other commodity prices.

The Company does not believe inflation has materially affected earnings during the past three years however, substantial increases in costs, particularly commodities, labor, benefits, insurance, utilities and fuel, could have a significant impact on the Company.

Item 4T.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 5, 2004, the Company filed a lawsuit against the law firm Akin, Gump, Strauss, Hauer & Feld, and J. Kenneth Menges, one of the firm’s partners. Akin Gump served as the Company’s principal outside lawyers from 1997 through May 2004, when the Company terminated the relationship. The petition alleged that during the course of representation of the Company, the firm and Mr. Menges, as the partner in charge of the firm’s services for the Company, breached certain fiduciary responsibilities to the Company by giving advice and taking action to further the personal interests of certain of the Company’s executive officers to the detriment of the Company and its shareholders. Specifically, the petition alleged that the firm and Mr. Menges assisted in the creation and implementation of so-called “golden parachute” agreements which, provided for potential severance payments to those executives in amounts greatly disproportionate to the Company’s ability to pay, and that, if paid, could expose the Company to significant financial liability which could have a material adverse effect on the Company’s financial position.

On October 10, 2007, the parties entered into a general release and settlement agreement relating to the lawsuit filed by the Company.  Pursuant to the settlement agreement, each of the Company, Akin Gump and J. Kenneth Menges (i) denied wrongdoing and liability, (ii) agreed to mutual releases of liability, and (iii) agreed to dismiss all pending claims with prejudice.  Akin Gump and Mr. Menges agreed to pay the Company $600,000 upon their counsel’s receipt of the executed settlement agreement.  On October 23, 2007, the Company received $284,000 of net proceeds after deduction of all contingent fees and expenses.  This amount was reported as income in the second quarter ended December 23, 2007.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal count by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  Pursuant to an Agreed Stipulation of Dismissal and Order where the plaintiff has dismissed the claim, in federal court, with prejudice and has re-filed the case in the state district courts of Dallas County, Texas.  Pizza Inn has filed a counter-claim with the March 11, 2008 answer.  The Company is waiting on a trial date to be set.  Although the outcome of the legal proceeding cannot be projected with certainty, the Company believes that the plaintiff’s allegations are without merit.  The Company intends to vigorously defend against such allegations and to pursue all relief to which it may be entitled, including pursuing its counterclaim for recovery of past due amounts, future lost royalties and attorneys’ fees and costs.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  The Company had not made any accrual for any such amounts as of March 23, 2008.

Except as reported herein, there have been no material developments in the three month period ended March 23, 2008 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.  During the nine months ended March 23, 2008 the Company received $284,000 of net proceeds after deduction of all contingent fees and expenses in connection with the settlement of litigation.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Form 10-K in response to Item 1A to Part I of Form 10-K.

The Company is also subject to other various claims and contingencies related to employment agreements, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business.  With the possible exception of the matters set forth above, management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company's results of operations, cash flows, or financial condition if decided in a manner that is unfavorable to us.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, our Board of Directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase, on our behalf, of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  As of March 23, 2008, 672,667 shares had been repurchased under the plan at an average price of $2.85 per share.  The 2007 Stock Purchase Plan does not have any expiration date.  The following table furnishes information concerning purchases made for the three month period ended March 23, 2008:

Index

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			Of Shares	Number Of
			Purchased As Part	Shares That May
		Average	Of Publicly	Yet Be Purchased
	Total Number Of	Price Paid	Announced Plans	Under The Plans
Period	Shares Purchased	Per Share	Or Programs	Or Programs
				702,893
Month #1
(December 24, 2007 –
January 28, 2008)	291,344	$2.94	291,344	411,549

Month #2
(January 29, 2008 –
February 24, 2008)	-	$-	-	411,549

Month #3
(February 25, 2008 –
March 23, 2008)	68,216	$2.79	68,216	343,333

Total	359,560	$2.92	359,560	343,333

Our ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission.  We intend to make further purchases under the 2007 Stock Purchase Plan.  We may also purchase shares of our common stock other than pursuant to any publicly announced plan or program.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN, INC.
(Registrant)

By:           /s/ Charles R. Morrison
Charles R. Morrison
President and Chief
Executive Officer
(Principal Executive Officer)

By:           /s/ J. Kevin Bland
J. Kevin Bland
Vice President and Controller
(Principal Financial Officer)

Dated:  May 7, 2008