Form 10-K
period 2008-06-29
PIZZA INN INC /MO/
filed 2008-09-25
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 29, 2008.
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[    ]                  For the transition period from _____ to _____.

Commission File Number 0-12919

PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or jurisdiction of	(Employer
incorporation or organization)	Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:                     (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common stock, par value $.01 each	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes __  No  Ö_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes __    No  Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  Ö No ___

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer      Accelerated filer    Non-accelerated filer    Smaller reporting company  Ö

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ___     No  Ö

As of December 23, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,836,422 computed by reference to the closing price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

 As of September 2, 2008, there were 8,837,842 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 17, 2008, have been incorporated by reference in Part III of this report.

Risks Associated with Forward-Looking Statements

This Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions.  These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds.  Statements regarding the following subjects are forward-looking by their nature:

•           our business and growth strategies;

•           our performance goals;

•           our projected financial condition and operating results;

•           our understanding of our competition;

•           industry and market trends; and

•           any other statements or assumptions that are not historical facts.

The forward-looking statements included in this Form 10-K are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to these forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.  In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of such information should not be regarded as a representation that our objectives and plans will be achieved.

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

As of June 29, 2008, the Pizza Inn system consisted of 323 restaurants, including one Company-owned restaurant, and 322 franchised restaurants.  The 255 domestic restaurants are comprised of 158 buffet restaurants, 41 delivery/carry-out restaurants and 56 express restaurants.  The 68 international franchised restaurants are comprised of 12 buffet restaurants, 47 delivery/carry-out restaurants and 9 express restaurants.  Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Mississippi and Arkansas accounting for approximately 35%, 15%, 8% and 8%, respectively, of the total number of domestic restaurants.

Our History

Pizza Inn has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “PZZI.”

Our Concepts

We offer three restaurant concepts: buffet, delivery/carry-out and express. Each is designed to enhance the smooth flow of food ordering, preparation and service, and we believe that the overall configuration of each results in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of our food products.  Our restaurants may be configured to adapt to a variety of building shapes and sizes, offering the flexibility necessary for our concepts to be operated at any number of otherwise suitable locations.

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

Buffet Restaurants

           Buffet restaurants offer dine-in, carryout and catering service and, in many cases, also offer delivery service (“Buffet Units”).  They are generally located in free standing buildings or in-line locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.

The buffet is typically offered at prices from $4.99 to $6.99, and the average ticket price per meal, including a drink, is approximately $8.30 per person for fiscal year 2008.  The average per person ticket is slightly higher in restaurants offering beer and wine.

We are implementing an updated image for our domestic Buffet Units.  The new image includes significant exterior and interior changes in signage, color schemes and dining area configuration, including the addition of a back-fed buffet bar offering an attractive and efficient presentation.  The interior features vibrant colors, graphic accents, contemporary furnishings and updated signage and logos.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  Interiors feature selected memorabilia capturing some of the milestones in our nearly 50 years of operation.  Additionally, some Buffet Units offer guests the convenience of curbside service.  The new image has been introduced in the Company-owned Buffet Unit, as well as in new franchised Buffet Units and several existing, remodeled franchise Buffet Units.

Delivery/Carryout Restaurants

Delivery/carryout restaurants offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments (“Delco Units”).  These relatively small restaurants, occupying approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating.    Because Delco Units do not typically offer dine-in areas, they usually do not require expensive real estate leasehold or ownership costs and are relatively less expensive to build and equip.  The decor of the Delco Unit is designed to be bright and highly visible and feature neon, lighted displays and awnings.  We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.

Express Restaurants

Express restaurants serve our customers through a variety of non-traditional points of sale.  Express restaurants are typically located in a convenience store, food court, college campus, airport terminal, athletic facility or other commercial facility (“Express Units”).  They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages.  An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the operator or food service licensee of the commercial host facility.  We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency.  Like Delco Units, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor, real estate or square footage of the Buffet Unit.

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

Development and Operations

We intend to continue our expansion domestically in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We believe our franchise-oriented business model will allow us to expand our restaurant base with limited capital expenditures and working capital requirements.  While we plan to expand our domestic restaurant base primarily through opening new franchised restaurants, we also will continue to evaluate our mix of Company-owned and franchised restaurants and may strategically develop Company-owned restaurants, acquire franchised restaurants and re-franchise Company-owned restaurants.  We also believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.

The specific rate at which we will be able to expand through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.

Franchise Operations

We have adopted a franchising strategy that has two major components:  continued development within our existing market areas and new development in strategically targeted domestic territories.  We also intend to continue to seek appropriate international development opportunities.

Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $10,000 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit and ten years for a Delco Unit or Express Unit, plus a renewal term of ten years for each concept, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan (“PIAP”) or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 2% for an Express Unit.  We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets.  An area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and  typically agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

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

Standards.  We require adherence to a variety of standards designed to ensure proper  operations and to protect and enhance our brand.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result from time to time in closing certain restaurants that have not achieved and maintained a consistent standard of quality or operations.    We also maintain adherence to our standards through  ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

Company Operations

One of our long-term objectives is to selectively expand the number of Company-owned restaurants by identifying appropriate opportunities.  We believe that developing a domestic network of Company-owned restaurants will play an important strategic role in our predominately franchised operating structure.  In addition to generating revenues and earnings, we expect to use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees.  We also believe that as the number of Company-owned restaurants increases, they may add to the economies of scale available for advertising, marketing and other costs for the entire system.

As of June 29, 2008, we operated one Buffet Unit in the Dallas, Texas market.  We closed two Buffet Units in the Houston, Texas market in July and August of 2007 and the Company is currently considering alternatives including sub-leasing the units to new or existing franchisees or unrelated third-party tenants .  From time to time, we also consider opportunities to acquire select franchisee-owned restaurants in other markets.  We do not currently intend to operate any Delco Units or Express Units.

Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.

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

   Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 29, 2008, there were 68 restaurants operating internationally, with 47 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia.  Our master licensee in Saudi Arabia has also developed one express restaurant at U. S. military facilities in the Middle East.  Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

In fiscal 2007, we entered into distribution service agreements with two reputable and experienced restaurant distribution companies.  Under these agreements, The SYGMA Network (“SYGMA”) and The Institutional Jobbers Company (“IJ”) began making deliveries to all restaurants, with delivery territories and responsibilities for each determined according to geographical region.  Norco retained product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions.  We continue to own a significant portion of the inventory warehoused and delivered by SYGMA and IJ, and franchisees are expected to continue to purchase such products from Norco.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased customer satisfaction.  Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.    Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system, including our flour mixture and spice blend.  In addition, almost all franchisees purchase other supplies from Norco.  Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

SYGMA leases Norco’s warehouse and distribution facility in The Colony, Texas, from which it provides distribution services to restaurants in the western areas of the franchise system.  The initial term of the lease agreement began on November 1, 2006 and continues for thirty-five months.  On December 19, 2006, the Company completed a sale-leaseback transaction with Vintage Interests, L.P. (“Vintage”) and sold the real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas for approximately $11.5 million.  Under the terms of the Sale-Leaseback Agreement, the Company assigned to Vintage, the three-year lease agreement for the distribution facility between the Company and SYGMA.

IJ services eastern restaurants from its distribution center in Tennessee.  Norco continues to ship products and equipment to international franchisees.  Non-proprietary food and ingredients, equipment and other supplies distributed by SYGMA and IJ are generally available from several qualified sources.  With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers.  We contract with established food processors for the production of our proprietary products.

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

PIAP is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members.  Each operator of a Buffet Unit or Delco Unit, is entitled to membership in PIAP.  Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their gross sales to PIAP.  PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June 29, 2008, the Company-owned Buffet Unit and substantially all of our franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP; however, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.

      In some market areas groups of franchisees that are also participants of PIAP have formed local advertising cooperatives.  These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us.  Franchisees are required to conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives.

We provide Company-owned and franchised restaurants with catalogs for the purchase of marketing and promotional items and pre-approved print and radio marketing materials.  We have also developed an internet-based system, The Pizza Inn Inn-tranet, by which all of our restaurants may communicate with us and place orders for marketing and promotional products.

Trademarks and Quality Control

We own various trademarks, including the name "Pizza Inn," that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office.  The duration of our trademarks is unlimited, subject to periodic renewal and continued use.  In addition, we have obtained trademark registrations in several foreign countries and have periodically re-filed and applied for registration in others.  We believe that we hold the necessary rights for protection of the trademarks essential to our business.

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

We are subject to Federal Trade Commission (“FTC”) regulation and to various state laws regulating the offer and sale of franchises.  The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information.  Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects.  Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.

Employees

As of September 2, 2008, we had approximately 67 employees, including 41 in our corporate office, of which six are part of our Norco division, and 14 full-time and 12 part-time employees at the Company-owned restaurant.  None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than Pizza Inn.  Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

ITEM 1A. RISK FACTORS.
Not applicable to smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.  PROPERTIES.

The Company currently operates one Buffet Unit in the Dallas, Texas area from a leased location of approximately 4,100 square feet.  Annual lease payments are approximately $22.00 per square foot.  The lease has a five-year term with multiple renewal options.  We closed two leased Buffet Units in the Houston, Texas market in July and August of 2007 and the Company is currently considering alternatives such as sub-leasing the units to new or existing franchisees or unrelated third-party tenants. One location has approximately 4,347 square feet at an annual rate of approximately $13.00 per square foot and the other has approximately 2,760 square feet at an annual lease rate of approximately $18.00 per square foot.  The Houston leases expire in 2015 and each has at least one renewal option.

The Company also leases its 38,130 square foot corporate office facility from Vintage Interests, L.P. pursuant to a sale-leaseback transaction at an annual rate of approximately $10.00 per square foot.  This lease began on December 19, 2006 and has a ten year term.

On June 24, 2008, the Company signed a lease for a new Company buffet unit in Denton, Texas.  This lease is for approximately 4,227 square feet with average annual lease payments of $27.00 per square foot.  The lease has a five year term.

The Company also owns property in Little Elm, Texas that was purchased in June 2003 from which the Company previously operated a Delco Unit.  The Company has listed the property with a broker for sale to a third party.  This property was classified as “held for sale” at June 29, 2008.

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

On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal court by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  Pursuant to an Agreed Stipulation of Dismissal and Order, the plaintiff has dismissed the claim in federal court, with prejudice, and has re-filed the case in the state district courts of Dallas County, Texas.  Pizza Inn has answered, denying all claims, and filed a counterclaim against Plaintiffs for (i) breach of the franchise agreement, (ii) breach of guaranty and (iii) recovery of attorney fees.   The Company is waiting on a trial date to be set.   The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against such allegations.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome, the Company has not made any accrual for such amounts as of June 29, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of September 2, 2008, there were approximately 1,963 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2008 or 2007.

The Company's common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “PZZI”. The following table shows the highest and lowest daily closing price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ.  Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	Actual Trade
	Executed Price
	High	Low

First Quarter Ended 9/23/2007	$3.17	$2.08
Second Quarter Ended 12/23/2007	2.92	2.20
Third Quarter Ended 3/23/2008	3.04	2.45
Fourth Quarter Ended 6/29/2008	2.98	2.26

First Quarter Ended 9/24/2006	$2.90	$1.85
Second Quarter Ended 12/24/2006	2.25	1.51
Third Quarter Ended 3/25/2007	2.53	1.77
Fourth Quarter Ended 6/24/2007	3.22	2.24

Under the Company’s bank loan agreement (the “CIT Credit Facility”), the Company is limited in the payment of dividends or other distributions on its common stock to an aggregate amount of $3,000,000. The Company did not pay any dividends on its common stock during the fiscal years ended June 29, 2008 and June 24, 2007.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on its common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the fourth quarter of fiscal 2008:

Pizza Inn, Inc.
Common Shares Purchased through June 29, 2008
Under the 2007 Stock Purchase Plans

Period	Total Number of Shares Purchased	Average Price Paid per Share	Cum. Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Shares Authorized to Purchase				2,016,000

03/24/2008 - 04/27/2008	327,333	$2.7489	1,000,000	1,016,000
04/28/2008 - 04/25/2008	0	$0.0000	1,000,000	1,016,000
05/26/2008 - 06/29/2008	74,133	$2.3400	1,074,133	941,867
	401,466	$2.6734	Cum. Avg. price

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Subsequent to June 29, 2008, the Company has purchased 316,099 shares at an average price of $2.5554 per share and intends to make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plan or program.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans (including individual compensation arrangements) as of June 29, 2008:

Plan Category	Number of securities to be issued upon excercise of outstanding options, warrants, and rights	Weighted-average excercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	275,000	$2.55	1,225,000

Equity compensation plans not approved by security holders	-	$0.00	-

Total	275,000	$2.55	1,225,000

      Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

           The following discussion should be read in conjunction with the consolidated financial statement and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See “Risks Associated with Forward-Looking Statements.”

Fiscal 2008 Compared to Fiscal 2007

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn”.  At June 29, 2008, there were 323 Pizza Inn restaurants, consisting of one Company-owned restaurant and 322 franchised restaurants.  At June 29, 2008, the domestic restaurants were operated as: (i) 158 Buffet Units; (ii) 41 Delco Units; and (iii) 56 Express Units.  The 255 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.   Additionally, the Company had 68 international restaurants located in nine foreign countries.

Diluted earnings per common share were $0.29 as compared to $0.02 per share in the prior year.  Net income was $2,825,000 as compared to $206,000 in the prior year, on revenues of $49,518,000 in the current year and $46,425,000 in the prior year.  Pre-tax income from continuing operations was $2,942,000 for fiscal 2008 as compared to $587,000 in the prior year.

Results of operations for fiscal 2008 and 2007 included 53 weeks and 52 weeks, respectively.

Management believes that key performance indicators in evaluating financial results include chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Fiscal Year Ended
	June 29,	June 24,
	2008	2007
Chainwide retail sales Buffet Units (in thousands)	$117,347	$114,083
Chainwide retail sales Delco Units (in thousands)	$11,791	$12,576
Chainwide retail sales Express Units (in thousands)	$5,883	$7,175
Average number of Buffet Units	161	171
Average number of Delco Units	42	46
Average number of Express Units	59	67

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

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales increased 7%, or $2,778,000, to $43,807,000 in fiscal 2008 from $41,029,000 last year.  The increase in food and supply sales was due primarily to a 41% surge in cheese prices. The additional week of food and supply sales was offset by lower volume due to store closings.  Freight and storage revenue declined $503,000 due to outsourcing certain warehouse management and delivery services in the prior year.  In addition, the sale of equipment decreased $277,000 primarily as a result of the Company’s decision to gradually discontinue the sale of such items to franchisees.

Franchise Revenue

Franchise revenue, which includes income from royalties and franchise fees, increased 8%, or $348,000, in fiscal 2008 compared to the prior year primarily due to increased international development fees.  International royalties also increased 17% due primarily to increased retail sales.  The additional week of domestic royalties was offset by the impact of lower retail sales resulting from a lower store count.  The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 29,	June 24,
	2008	2007
Domestic royalties	$3,995	$3,963
International royalties	494	423
Domestic franchise fees	215	191
International development fees	266	45
Franchise revenue	$4,970	$4,622

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurant, decreased 4%, or $33,000, in fiscal 2008 compared to the prior year.   The decrease is the result of economic conditions, decreased marketing dollars spent and the discontinuation of delivery sales.

Cost of Sales

Cost of sales increased 4% or $1,649,000 in fiscal 2008 compared to the prior year.  This increase is primarily the result of 47% higher cheese cost.  Offsetting the increased cheese prices were $1,523,000 lower payroll costs, $456,000 lower net distribution costs, $297,000 lower equipment cost due to lower equipment sales, $153,000 lower repairs and maintenance and $110,000 lower utility costs due to the outsourcing of its warehouse management and delivery services for the distribution of food product to restaurants.  Cost of sales, as a percentage of food and supply sales and restaurant sales, decreased to 92% in fiscal 2008 from 94% for last year.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories.  These expenses decreased 4%, or $95,000, in fiscal 2008 compared to the year.  This decrease was primarily the result of lower professional and administrative fees which were offset slightly by higher travel expenses.  The following chart summarizes the variances in franchise expenses (in thousands):

	Fiscal Year Ended
	June 29,	June 24,
	2008	2007
Payroll	$1,814	$1,800
Administrative expenses and other	235	289
Travel	318	268
Depreciation and amortization	192	192
Professional fees	43	135
Utilities	37	39
Marketing	(101)	(90)
Total franchise expenses	$2,538	$2,633

General and Administrative Expenses

General and administrative expenses decreased 23%, or $885,000, in fiscal 2008 compared to last year.  The following chart summarizes the variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 29,	June 24,
	2008	2007
Legal and Other Professional Fees	$994	$1,829
Depreciation and Amortization	69	155
Payroll	264	400
Information Technology	141	210
Repairs and Maintenance	37	75
Utilities	160	189
Company Store Marketing	34	48
Administrative expenses and other	468	383
Occupancy Costs	739	567
Stock Compensation	51	(14)
Total general and administrative expenses	$2,957	$3,842

The decrease in legal and other professional fees is the result of the settlement of various lawsuits during fiscal 2007 and 2008.  Fiscal 2008 includes fourth quarter expenses of approximately $215,000 related to an internal controls assessment and compliance work in accordance with the Sarbanes-Oxley Act of 2002.  Depreciation and amortization decreased due to the outsourcing of Norco and the sale of the corporate office and warehouse facilities in the prior year.  The increase in administrative expenses is the result of refunds for insurance and tax in the prior year resulting from the sale of the building.  Information technology expenses also decreased due to programming required for the outsourcing of Norco in the prior year.   Occupancy costs increased due to rent payments required since the sale of the building.

Severance

Due to the departure of the Company’s former President and CEO, $300,000 severance was recognized in August 2007.  The remaining severance expense was recognized later in the fiscal year for various positions eliminated.

Loss/Gain on Sale of Assets

The current fiscal year includes a loss on miscellaneous used equipment and signage sold from the Houston stores.  The prior year included the net gain of approximately $570,000 on the sale of the corporate office and warehouse facility and various warehouse equipment and trailers the Company no longer needed.  A $261,000 deferred gain was also realized as a result of the sale of the office building and is being recognized ratably over the ten-year term of the office lease.

Impairment of Long-lived Assets

As a result of management’s decision to close the two Houston area Buffet units operated by the Company in the fourth quarter of fiscal 2007, the Company recognized (i) additional impairment of approximately $48,000 to certain property held for sale to value these assets at their approximate net realizable value, and (ii) additional depreciation of approximately $46,000 related to equipment and other fixed assets.  There was no additional impairment recorded in fiscal 2008.

Litigation Settlement Expense (Benefit)

The current year includes a net recovery of $284,000 from litigation settlements compared to a net provision of $302,000 for settlement payments in fiscal 2007.

Other (Income) Expense

Other income in fiscal 2007 consisted primarily of rental income of $175,000 on the corporate warehouse that was received prior to the sale of the building in the second quarter of fiscal year 2007.

Interest Expense

Interest expense decreased $476,000 for the year ended June 29, 2008, compared to prior year due to the payoff of the credit facility with Wells Fargo in December of 2006.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased by $50,000 to $146,000 in fiscal 2008 compared to prior year due to recording an additional allowance for a receivable previously awarded by a default judgment.  During fiscal 2008 management determined this judgment was unrealizable and recorded the additional provision for bad debt expense to fully reserve the balance.   The Company believes that the restaurant closings in fiscal year 2008 did not have a material impact on collectibility of outstanding receivables and royalties because most of these closed restaurants were low volume units.  For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The reserve for doubtful accounts was reduced by $450,000 in fiscal 2008 due to a write off of reserved accounts deemed uncollectible.

Provision for Income Tax

The Company booked an income tax benefit of $99,000 for the year ended June 29, 2008 compared to no provision for the prior year.  The Company received a refund of approximately $680,000 in fiscal 2007 as the result of a loss carryback from 2006 of prior taxes paid.

As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.”  During fiscal 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely that not” realizable through future earnings.  The entire valuation allowance was released as a result of this determination and is the primary reason the effective tax rate for fiscal 2008 was not the standard 34% corporate rate.

Restaurant Openings and Closings

During fiscal 2008 a total of 11 new franchise restaurants opened, including 8 domestic and 3 international restaurants.  Domestically, 29 restaurants were closed by franchisees or terminated by the Company, typically because operations were not up to Company standards or poor financial performance.  In addition, 12 international restaurants were closed of which six had ceased communications with the Company.  The majority of net store closings were express units which are typically smaller volume stores.  The following chart summarizes restaurant openings and closings for the periods ended June 29, 2008 compared to the comparable period in the prior year:

Fiscal year ended June 29, 2008
	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Domestic
Buffet Units	166	6	14	-	158
Delco Units	42	1	2	-	41
Express Units	68	1	13	-	56
International Units	77	3	12	-	68
Total	353	11	41	-	323

Fiscal year ended June 24, 2007
	Beginning			Concept	End of
	of Period	Opened	Closed	Change	Period
Domestic
Buffet Units	182	3	20	1	166
Delco Units	49	1	8	-	42
Express Units	70	4	5	(1)	68
International Units	74	7	4	-	77
Total	375	15	37	-	353

Liquidity and Capital Resources

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital. In fiscal 2008, cash provided by operations was $2,419,000 compared to cash used by operations of $1,371,000 in fiscal 2007.  Cash generated from operations in fiscal 2008 was primarily due to increased net income.  Payments totaling $2,800,000 to the Company’s former Chief Executive Officer in conjunction with settlement of a lawsuit reduced cash flow in fiscal 2007.

The Company used cash in investing activities of approximately $141,000 in fiscal 2008 mainly for the purchase of computer and software upgrades net of proceeds from the sale of used restaurant equipment.  The Company generated net cash flows from investing activities of approximately $11,076,000 in fiscal 2007 primarily from proceeds from the Company's sale of its corporate office building and distribution facility to Vintage Interests, L.P. for approximately $11.5 million in December 2006.

Cash flows from financing activities generally reflect changes in the Company's net repayments of borrowings during the period, together with treasury stock purchases and exercise of stock options.  During fiscal 2008, the Company used net cash of $3,000,000 primarily to repurchase treasury stock.  During fiscal 2007, the Company used net cash for financing activities of $8,010,000 primarily to retire its credit facility with Wells Fargo in December 2006.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000.  Additionally, management believes that taxable income based on the Company’s existing franchise base should be more than sufficient to enable the Company to realize its net deferred tax asset without reliance on material non-routine income.  The 2006 loss was carried back against prior taxes paid, and the Company received a refund of approximately $680,000 for a portion of taxes paid in the prior two years in February 2007.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of June 29, 2008, there were no borrowings outstanding on the CIT Credit Facility, and the Company had used the facility to obtain one letter of credit for approximately $230,000 to reinsurers to secure loss reserves on behalf of its wholly-owned insurance subsidiary.

On May 30, 2008, the Company CIT Group entered into a Third Amendment to Financing Agreement modifying certain terms of the CIT Credit Facility. The amendment permits the Company to repurchase up to $7,000,000 of the Company’s common stock.

We expect to fund planned capital expenditures, new restaurant openings and any additional share repurchases of our common stock for the next fiscal year from operating cash flow and the CIT Credit Facility under our revolving line of credit, reduced for certain outstanding letters of credit.  At June 29, 2008, there was no debt outstanding.

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

Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.  Actual realization of accounts receivable could differ materially from the Company’s estimates.

Notes receivable primarily consist of notes from franchisees for the refinancing of existing trade receivables.  These notes generally have terms ranging from one to five years and interest rates of 6% to 12%. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, creditworthiness and current economic trends.  Actual realization of notes receivable could differ materially from the Company’s estimates.

Inventory, which consists primarily of food, paper products, supplies and equipment primarily warehoused by the Company’s two third-party distributors, is stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

Re-acquired development franchise rights are initially recorded at cost.  When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary.  If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded.

The Company continually evaluates the realizability of its deferred tax assets based upon the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies.  These estimates could be materially impacted by changes in future taxable income and the results of tax strategies.

The Company assesses its exposures to loss contingencies including legal and income tax matters based upon factors such as the current status of the cases and consultations with external counsel and provides for the exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be adversely impacted.

New Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  The Company adopted SFAS No. 157 on June 30, 2008.  The impact of the adoption of SFAS No. 157 did not require material modification of the Company’s fair value measurements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principals to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements appearing on page F-1 on this report on Form 10K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 29, 2008.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

ITEM 9B. OTHER INFORMATION.

There is no information required to be disclosed under this Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.
	2.	The financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.
	3.	Exhibits:
		3.1	Amended and Restated By-Laws (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)
		3.2	Restated Articles of Incorporation (filed as Exhibit 3.2 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)
10.1
Employment Letter entered into between the Company and Charles R. Morrison on January 31, 2007 (filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).*

10.2
2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.3
2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.26 to Form 10-K.for the fiscal year ended June 26, 2005 and incorporated herein by reference)*

10.4
Warehouse Lease Agreement dated August 25, 2006 between the Company and The SYGMA Network (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

10.5
Compromise and Settlement Agreement dated September 24, 2006 between the Company and Ronald W. Parker (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference).

10.6
Compromise Settlement Agreement and Mutual Release entered into between the Company and PepsiCo, Inc. on December 14, 2006 (filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).

10.7
First Amendment to Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on November 21, 2006 (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).

10.8
Second Amendment to the Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. (“CIT”) dated June 27, 2007 (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 24, 2007 and incorporated herein by reference).

10.9
Purchase and Sale Agreement entered into between the Company and Vintage Interests, L.P. on October 20, 2006 (filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 24, 2006 and incorporated herein by reference).

		10.10	Third Amendment to the Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. (“CIT”) dated May 30, 2008.
		21.0	List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).
		23.1	Consent of Independent Registered Public Accounting Firm.
		31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
		31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.
		32.1	Section 1350 Certification of Principal Executive Officer.
		32.2	Section 1350 Certification of Principal Accounting Officer.

* Denotes a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn, Inc.
Date: September 25, 2008	By: /s/ Charles R. Morrison
Charles R. Morrison
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Nancy Ellefson
Vice President of Finance and
Principal Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date

/s/Mark E. Schwarz	September 25, 2008
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 25, 2008
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 25, 2008
Steven M. Johnson
Director

/s/ James K. Zielke	September 25, 2008
James K. Zielke
Director

/s/Robert B. Page	September 25, 2008
Robert B. Page
Director

/s/ William Hammett	September 25, 2008
William Hammett
Director

/s/ Clinton J. Coleman	September 25, 2008
Clinton J. Coleman
Director

PIZZA INN, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders’
Pizza Inn, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 29, 2008 and June 24, 2007 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 29, 2008.  In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 29, 2008 and June 24, 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Dallas, Texas
September 19, 2008

F 2

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 29,	June 24,
REVENUES:	2008	2007

Food and supply sales	$43,807	$41,029
Franchise revenue	4,970	4,622
Restaurant sales	741	774
	49,518	46,425
COSTS AND EXPENSES:
Cost of sales	40,819	39,170
Franchise expenses	2,538	2,633
General and administrative expenses	2,957	3,842
Severance	391	-
Provision for bad debts	146	96
Loss (gain) on sale of assets	9	(570)
Other income	-	(159)
Impairment of long-lived assets	-	48
(Recovery of) provision for litigation costs	(284)	302
Interest expense	-	476
	46,576	45,838

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	2,942	587
Income taxes	(99)	-
INCOME FROM
CONTINUING OPERATIONS	3,041	587
Loss from discontinued
operations, net of income tax benefit	(216)	(381)
NET INCOME	$2,825	$206

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income from continuing operations	$0.31	$0.06
Loss from discontinued operations	$(0.02)	$(0.04)
Net income	$0.29	$0.02
EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income from continuing operations	$0.31	$0.06
Loss from discontinued operations	$(0.02)	$(0.04)
Net income	$0.29	$0.02
Weighted average common
shares outstanding - basic	9,761	10,145

Weighted average common
shares outstanding - diluted	9,789	10,146

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 3

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	June 29,	June 24,
	2008	2007

Net income	$2,825	$206

Interest rate swap gain - (net of tax expense of $0 and $0, respectively)	-	14
Comprehensive income	$2,825	$220

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 4

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29,	June 24,
ASSETS	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$1,157	$1,879
Accounts receivable, less allowance for doubtful
accounts of $128 and $451, respectively	2,773	2,716
Notes receivable, current portion	6	8
Income tax receivable	272	-
Inventories	1,396	1,518
Property held for sale	301	336
Deferred income tax assets	555	458
Prepaid expenses and other	235	165
Total current assets	6,695	7,080

LONG-TERM ASSETS
Property, plant and equipment, net	635	778
Notes receivable	7	12
Deferred income tax assets	237	-
Re-acquired development territory, net	46	239
Deposits and other	215	85
	$7,835	$8,194
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,380	$2,082
Accrued expenses	1,316	1,805
Total current liabilities	3,696	3,887

LONG-TERM LIABILITIES
Deferred gain on sale of property	184	209
Deferred revenues, net of current portion	283	314
Other long-term liabilities	18	7
Total liabilities	4,181	4,417

COMMITMENTS AND CONTINGENCIES (See Notes D, F and I)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,120,319 shares, respectively;
outstanding 9,104,361 and 10,168,494 shares, respectively	151	151
Additional paid-in capital	8,543	8,471
Retained earnings	17,624	14,799
Treasury stock at cost
Shares in treasury: 6,025,958 and 4,951,825, respectively	(22,664)	(19,644)
Total shareholders' equity	3,654	3,777
	$7,835	$8,194

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 5

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
					Accum.
					Other
			Additional		Comp.		Treasury
	Common Stock		Paid-in	Retained	Income	Treasury	Stock
	Shares	Amount	Capital	Earnings	(Loss)	Shares	at Cost	Total

Exercise of stock options	44	1	80	-	-	-	-	81
BALANCE, JUNE 25, 2006	10,139	$151	$8,426	$14,593	$(14)	(4,952)	$(19,644)	$3,512

Exercise of stock options	30	-	59	-	-	-	-	59
Interest rate swap gain (net of
income tax expense of $0)	-	-	-	-	14	-	-	14
Stock compensation
expense (reversal)	-	-	(14)	-	-	-	-	(14)
Net income	-	-	-	206	-	-	-	206
BALANCE, JUNE 24, 2007	10,169	151	8,471	14,799	-	(4,952)	(19,644)	3,777

Exercise of stock options	10	-	20	-	-	-	-	20
Treasury stock purchases	(1,074)	-	-	-	-	(1,074)	(3,020)	(3,020)
Tax benefit - stock options	-	-	1	-	-	-	-	1
Stock compensation expense	-	-	51	-	-	-	-	51
Net income	-	-	-	2,825	-	-	-	2,825
BALANCE, JUNE 29, 2008	9,105	$151	$8,543	$17,624	$-	(6,026)	$(22,664)	$3,654

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 6

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 29,	June 24,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,825	$206
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Depreciation and amortization	342	692
Impairment of long-lived assets and goodwill	-	48
Deferred rent expense (benefit)	54	(9)
Provision for bad debt	146	96
Stock compensation expense (benefit)	51	(14)
Litigation expense (benefit)	-	302
Loss (gain) on sale of assets	9	(570)
Deferred income taxes	(334)	687
Changes in operating assets and liabilities:
Deferred revenue	(53)	196
Notes and accounts receivable	(196)	320
Income tax receivable	(272)	-
Inventories	122	254
Accounts payable - trade	298	(135)
Accrued expenses	(490)	(3,520)
Prepaid expenses and other	(83)	76
Cash provided by (used for)
operating activities	2,419	(1,371)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	108	11,325
Capital expenditures	(249)	(249)
Cash (used for) provided by
investing activities	(141)	11,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred financing costs	-	(25)
Repayments of long-term bank debt	-	(8,044)
Purchases of treasury stock	(3,020)	-
Proceeds from exercise of stock options	20	59

Cash used for financing activities	(3,000)	(8,010)

Net (decrease) increase in cash and cash equivalents	(722)	1,695
Cash and cash equivalents, beginning of year	1,879	184
Cash and cash equivalents, end of year	$1,157	$1,879

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 7

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	Year Ended
	June 29,	June 24,
	2008	2007

CASH PAID (RECEIVED) FOR:
Interest payments	$-	$498
Income tax payments (refunds)	499	(680)

NONCASH FINANCING AND INVESTING ACTIVITIES:
Gain on interest rate swap	$-	$14

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 8

PIZZA INN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Pizza Inn, Inc. (the "Company"), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961.  The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trademark "Pizza Inn.”

On June 29, 2008, the Pizza Inn system consisted of 323 locations, including one Company-operated restaurant and 322 franchised restaurants, with franchises in 18 states and nine foreign countries.  Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Mississippi and Arkansas accounting for approximately 35%, 15%, 8% and 8%, respectively, of the total number of domestic restaurants.  Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through agreements with third party distributors, the Company provides and facilitates food, equipment and supply distribution to its domestic and international system of restaurants.

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

Inventories:

Inventory, which consists primarily of food, paper products, supplies and equipment primarily warehoused by the Company’s two third-party distributors, is stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

Closed Restaurants and Discontinued Operations:

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

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007.  The results of operations for these two restaurants are reported as discontinued operations in accompanying Consolidated Statement of Operations.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value.  That net realizable value remains unchanged.  The two properties are on the market for sub-lease and have received a number of site visits.  Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

F 9

Property Held for Sale:

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.  At June 29, 2008, the Company had approximately $301,000 of assets classified as held for sale.  As of June 29, 2008, approximately $294,000 of such amount represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas.  As of June 29, 2008, the remaining $7,000 of assets held for sale represents miscellaneous trailers and other transportation equipment.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to operations as incurred; major renewals and betterments are capitalized.  Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to 39 years.

Long-Lived Asset Impairment Assessments:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2008 and 2007, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0 and $48,000, related to the carrying value of the Houston area Company-owned restaurants and the Little Elm, Texas property.

Accounts Receivable:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Finance charges may be accrued for at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.  The interest income recorded from finance charges is immaterial.

Notes Receivable:

Notes receivable primarily consist of notes from franchisees for the refinancing of existing trade receivables.  These notes generally have terms ranging from one to five years, with interest rates of 6% to 12%.  The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

F 10

Re-acquired Development Territory:

Re-acquired development franchise rights are initially recorded at cost.  When circumstances warrant, the Company assesses the fair value of these assets based on estimated, undiscounted future cash flows, to determine if impairment in the value has occurred and an adjustment is necessary.  If an adjustment is required, a discounted cash flow analysis is performed and an impairment loss is recorded.

The Company had one re-acquired territory at June 29, 2008.  The territory was re-acquired in December 2003, and is being amortized against incremental cash flows received, which were estimated to continue approximately five years.  The following chart summarizes the carrying amount at June 29, 2008 and June 24, 2007, the current year amortization expense and the estimated amortization schedule to be expensed in fiscal year 2009 (in thousands).

	June 29,	June 24,
	2008	2007
Gross Carrying Amount	$912	$912
Accumulated Amortization	(866)	(673)
Net	$46	$239

Aggregate Amortization Expense:
For the year ended June 29, 2008 and June 24, 2007	$193	193

Estimated Future Amortization Expense:
For the year ending 2009	$46

Income Taxes:

Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109").  Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

Prior to and as of June 24, 2007, the Company had recorded a valuation allowance to reflect the estimated amount of the deferred tax asset that more likely than not would not be realized due to insufficient estimated pre-tax profits.  This assessment was based on the Company’s significant pre-tax losses in fiscal 2006, minimal pre-tax income in fiscal 2007, the possibility of pre-tax losses in the future, the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of estimated future taxable income and establishment of tax strategies.  Management re-evaluates the deferred tax asset and allowance each quarter, and at the end of the third quarter of fiscal 2008 determined it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences.  This determination and future estimates could be impacted by changes in future taxable income and the results of tax strategies.

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements, uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a great than fifty percent likelihood of being realized upon ultimate settlement.  Upon adoption of FIN 48 on June 25, 2007 and as of June 29, 2008, the Company had no uncertain tax positions.

F 11

Revenue Recognition:

The Company recognizes food and supply revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company's Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry.  Recognition of revenue for equipment sales occurs upon installation of such equipment.  Other than for large remodel projects, delivery date and installation date are the same.  Norco sales are reflected under the caption "Food and supply sales."  Shipping and handling costs billed to customers are recognized as revenue and the associated costs are included in cost of sales

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 29, 2008 and June 24, 2007, 90% and 95%, respectively, of franchise revenue was comprised of recurring royalties.

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop a specified number of restaurants in designated geographical territories.  The Company recognizes the fee to the extent its obligations are fulfilled and to the extent of cash received.  There were no Territory sales recognized as income during the fiscal years ended June 29, 2008 and June 24, 2007.

Stock Options:

Prior to June 27, 2005, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under which no compensation expense was recognized for stock option grants.  Accordingly, share-based compensation related to our stock options for periods prior to fiscal year 2006 were included as a pro forma disclosure in the financial statement footnotes.

Effective June 27, 2005, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified-prospective method.  Under this transition method, compensation cost recognized in fiscal years 2008 and 2007 includes the applicable amounts of compensation costs for all share-based payments granted subsequent to June 27, 2005 (based on grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

At June 29, 2008, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.  The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturity of these instruments..  The Company had no long-term debt or interest rate swaps at June 29, 2008 or June 24, 2007.

Contingencies:

Provisions for settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with SFAS No. 5 ”Accounting for Contingencies.”  If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued.  Legal and related professional services costs to defend litigation of this nature are expensed as incurred.

F 12

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  Fiscal year ending June 29, 2008 contained 53 weeks and fiscal year ending June 24, 2007contained 52 weeks.

New Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value.  The Company adopted SFAS No. 157 on June 30, 2008.  The impact of the adoption of SFAS No. 157 did not require material modification of the Company’s fair value measurements.

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

F 13

       In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principals to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:
      Property, and plant and equipment consist of the following (in thousands):
	Estimated Useful	June 29,	June 24,
	Lives	2008	2007
Equipment, furniture and fixtures	3 - 7 yrs	$1,352	$1,757
Software	5 yrs	133	-
Leasehold improvements	7 yrs or lease term
	if shorter	1,237	1,237
		2,722	2,994
Less: accumulated depreciation/amortization		(2,087)	(2,216)
		$635	$778

Depreciation and amortization expense, including amortization of re-acquired development territory, was approximately $342,000 and $692,000 for the years ended June 29, 2008 and June 24, 2007, respectively.

NOTE C - ACCRUED EXPENSES:
       Accrued expenses consist of the following (in thousands):
	June 29,	June 24,
	2008	2007
Compensation	$482	$667
Accrued rent	205	149
Other	158	256
Professional fees	158	226
Insurance loss reserves	142	161
Deferred revenue, current	134	231
Taxes	37	115
	$1,316	$1,805

NOTE D - LONG-TERM DEBT:
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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 per fiscal year to $3,000,000.  As of June 29, 2008, there were no borrowings outstanding on the CIT Credit Facility, and the Company had used the facility to obtain one letter of credit for approximately $230,000 to reinsurers to secure loss reserves on behalf of its wholly-owned insurance subsidiary.

On May 30, 2008, the Company CIT Group entered into a Third Amendment to Financing Agreement modifying certain terms of the CIT Credit Facility. The amendment permits the Company to repurchase up to $7,000,000 of the Company’s common stock.

F 14

NOTE E - INCOME TAXES:

Provision (benefit) for income taxes from continuing operations consist of the following (in thousands):

	Year Ended
	June 29,	June 24,
	2008	2007
Current - Federal	$227	$(687)
Deferred - Federal	(326)	696
Deferred - State	-	(9)
Provision (benefit) for income taxes	$(99)	$-

There were no income taxes associated with discontinued operations.

  The effective income tax rate varied from the statutory rate for the years ended June 29, 2008 and June 24, 2007 as reflected below (in thousands):

	June 29,	June 24,
	2008	2007

Federal income taxes based on 34% of pre-tax income	$927	$70
State income tax, net of federal effect	(20)	125
Permanent adjustments	29	5
Change in valuation allowance	(1,148)	(416)
Foreign tax credits	-	208
Other	113	8
	$(99)	$-

F 15

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 29,	June 24,
	2008	2007

Reserve for bad debt	$45	$160
Depreciable assets	237	465
Deferred fees	38	74
Other reserves and accruals	374	473
Credit carryforwards	98	98
Net operating loss carry forwards	-	336
Gross deferred tax asset	792	1,606

Valuation allowance	-	(1,148)
Net deferred tax asset	$792	$458

As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.”  During fiscal 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely that not” realizable through future earnings.

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

On December 19, 2006, the Company sold its real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), and entered into  a ten-year lease agreement with Vintage for the corporate office building.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 29, 2008 were as follows (in thousands):

Operating
Leases

2009	$699
2010	709
2011	721
2012	752
2013	782
Thereafter	2,760
$6,423

F 16

Rental expense consisted of the following (in thousands):

	Year Ended
	June 29,	June 24,
	2008	2007

Minimum rentals	$715	$764
Sublease rentals	(12)	(187)
	$703	$577

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”).  The current plan is a modified continuation of a similar savings plan established by the Company in 1985.  Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% - 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations.  Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation.  Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral.  The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code.

For the years ended June 29, 2008 and June 24, 2007, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $25,000 and $48,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of one million shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2008 fiscal year, 230,000 options were granted under the 2005 Employee Plan, of which 205,000 were outstanding at June 29, 2008 (25,000 options were forfeited by employees who left the Company during the year).  As of June 29, 2008, there were 795,000 shares available under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non-employee director.  Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan.  During the 2008 fiscal year, 40,000 options were granted under the 2005 Directors Plan, all of which were outstanding at June 29, 2008.  As of June 29, 2008, there were 430,000 shares available under the plan.

Subsequent to the end of the 2008 fiscal year, 130,000 options were granted to non-employee directors on July 2, 2008 under the 2005 Directors Plan.  As a result of these grants, 300,000 shares remain available under the plan.

F 17

      A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 29, 2008		June 24, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	588,358	$2.54	700,858	$2.68

Granted	270,000	$2.50	-	$-
Exercised	(10,000)	$2.85	(30,000)	$2.00
Forfeited/Canceled/Expired	(573,358)	$2.53	(82,500)	$3.73

Outstanding at end of year	275,000	$2.55	588,358	$2.54

Exercisable at end of year	30,000	$2.73	388,358	$2.56

Weighted-average fair value of
options granted during the year		$2.50		$-

Total intrinsic value of
options exercised		$8,472		$13,200

The total intrinsic value of options outstanding at June 29, 2008 is $26,800 and of options exercisable at June 29, 2008 is $1,250.

The following table provides information on options outstanding and options exercisable at June 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 29, 2008	Life (Years)	Exercise Price	at June 29, 2008	Exercise Price

$2.00 - 2.35	160,000	9.00	$2.23	5,000	$2.15
$2.70 - 3.05	75,000	7.10	$2.89	25,000	$2.85
$3.05- 3.40	40,000	9.40	$3.17	-	$0.00
	275,000	8.50	$2.55	30,000	$2.73

We determine fair value under SFAS No. 123R as follows:

Valuation and Amortization Method.  We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.  The expected life of awards granted represents the period of time that they are expected to be outstanding.  Unless a life is specifically stated, we determine the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107 since we do not have sufficient historical share option exercise experience.

F 18

Expected Volatility.  Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate.  We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield.  We have not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future.  Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.

The following weighted average assumptions were used for options granted or had options been granted:

	June 29,	June 24,
Fiscal Years Ended	2008	2007

Expected life (in years)	6.0	7.4
Expected volatility	43.2%	40.0%
Risk-free interest rate	4.4%	5.0%
Expected forfeiture rate	9.9%	38.5%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 29, 2008, the Company had unvested options to purchase 245,000 shares with a weighted average grant date fair value of $2.5255.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $215,000 at June 29, 2008 .  The weighted average remaining requisite service period of the unvested awards was 16 months.  The total fair value of awards that vested during the fiscal years ended June 29, 2008 and June 24, 2007 were $0 and $77,000, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES:

On June 2, 2008, the Company announced that its Board of Directors had amended the stock repurchase plan authorized on May 23, 2007 increasing the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000.  As of June 29, 2008, there are 941,867 shares available to be repurchased under the plan.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal court by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  Pursuant to an Agreed Stipulation of Dismissal and Order, the plaintiff has dismissed the claim in federal court, with prejudice, and has re-filed the case in the state district courts of Dallas County, Texas.  Pizza Inn has answered, denying all claims, and filed a counterclaim against Plaintiffs for (i) breach of the franchise agreement, (ii) breach of guaranty and (iii) recovery of attorney fees.   The Company is waiting on a trial date to be set.   The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against such allegations.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome, the Company has not made any accrual for such amounts as of June 29, 2008.

F 19

The Company is also subject to other various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business.  With the possible exception of the matter set forth above, management believes that any such claims and actions currently pending against us are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided in a manner that is unfavorable to us.

NOTE J - RELATED PARTIES:

One director of the Company, Ramon Phillips, was a franchisee of one restaurant during part of fiscal 2007.
He sold this restaurant in April 2007 and is no longer a Pizza Inn franchisee.  Purchases by this franchisee comprised 0.4% of the Company's total food and supply sales in the year ended June 24, 2007.  Royalties from this franchisee comprised 0.4% of the Company's total franchise revenues in the year ended June 24, 2007.  As of June 24, 2007 his accounts payable to the Company was $0.  This restaurant paid royalties to the Company and purchased a majority of its food and supplies from Norco.

A former director, Bobby Clairday, currently operates a total of 10 restaurants located in Arkansas.  Purchases by this franchisee comprised 6.9% of the Company’s total food and supply sales in the year ended June 24, 2007.  Royalties and license fees and are development sales from this franchises comprised 3.4% of the Company’s total franchise revenues in the year ended June 24, 2007.  These restaurants pay royalties to the Company and purchase a majority of their food and supplies from Norco.  This franchisee director did not stand for re-election on the board in December 2006.

 NOTE K - EARNINGS PER SHARE:

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

F 20

	Year Ended
	June 29,	June 24,
	2008	2007
Income from continuing operations	$3,041	$587
Discontinued operations	(216)	(381)
Net income available to common stockholders	$2,825	$206

BASIC:
Weighted average common shares	9,761	10,145

Income from continuing operations per share	$0.31	$0.06
Discontinued operations per common share	(0.02)	(0.04)
Net income per common share	$0.29	$0.02

DILUTED:
Weighted average common shares	9,761	10,145
Stock options	28	1
Average common shares outstanding	9,789	10,146

Income from continuing operations per share	$0.31	$0.06
Discontinued operations per common share	(0.02)	(0.04)
Net income per common share	$0.29	$0.02

     At June 29, 2008, options to purchase 115,000 shares of common stock at exercise prices ranging from $2.85 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year.  At June 24, 2007, options to purchase 373,358 shares of common stock at exercise prices ranging from $2.50 to $3.56 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

NOTE L– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the "management" approach as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":  (1) Food and Equipment Sales and Distribution, and (2) Franchise and Other.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to Company-owned restaurants.  Inter-segment revenues consist of sales to Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures.

The Franchise and Other segment derive revenue from royalties, license fees and area development and foreign master license sales.  The Franchise and Other segment includes Company-owned restaurants, which are used as prototypes and training facilities.  Assets for this segment include equipment, furniture and fixtures for the Company restaurants.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office.  All assets are located within the United States.

F 21

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, pre-tax income (expense), income tax provision (benefit), capital expenditures and assets for the Company's reportable segments as of and for the years ended June 29, 2008 and June 24, 2007 (in thousands):

	Year Ended
	June 29,	June 24,
	2008	2007
Net sales and operating revenues:
Food and equipment distribution	$43,807	$41,029
Franchise and other (2)	5,711	5,396
Inter-segment revenues	311	541
Combined	49,829	46,966
Less inter-segment revenues	(311)	(541)
Consolidated revenues	$49,518	$46,425

Depreciation and amortization:
Food and equipment distribution	$1	$166
Franchise and other (2)	272	371
Combined	273	537
Corporate administration and other	69	155
Depreciation and amortization	$342	$692

Interest expense:
Food and equipment distribution	$-	$267
Franchise and other (2)	-	-
Combined	-	267
Corporate administration and other	-	209
Interest expense	$-	$476

Pre-Tax Income (loss):
Food and equipment distribution (1)	$2,419	$(49)
Franchise and other (1), (2)	2,102	1,595
Inter-segment profit	72	128
Combined	4,593	1,674
Less inter-segment profit	(72)	(128)
Corporate administration and other	(1,795)	(1,340)
Income (loss) before taxes	$2,726	$206

Income tax provision (benefit):
Food and equipment distribution	$-	$-
Franchise and other	-	-
Combined	-	-
Corporate administration and other	(99)	-
Income tax (benefit) provision	$(99)	$-

(1) Does not include full allocation of corporate administration

(2) Company stores that were closed are included in discontinued operations in the accompanying consolidated statement of operations

F 22

	Year Ended
	June 29,	June 24,
	2008	2007
Capital Expenditures:
Food and equipment distribution	$-	$225
Franchise and other	10	23
Combined	10	248
Corporate administration and other	239	1
Consolidated capital expenditures	$249	$249

Assets:
Food and equipment distribution	$3,311	$4,181
Franchise and other	629	1,460
Combined	3,940	5,641
Corporate administration and other	3,895	2,553
Consolidated assets	$7,835	$8,194

Geographic Information (Revenues):
United States	$47,709	$45,023
Foreign countries	1,809	1,402
Consolidated total	$49,518	$46,425

F 23

PIZZA INN, INC.
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to	Recovered		Balance
	beginning	cost and	cost and	Other	at end
	of period	expense	expense	Deductions	of period
Allowance for doubtful
accounts and notes receivable

Year Ended June 29, 2008	$451	$133	$-	$(456)	$128

Year Ended June 24, 2007	$324	$120	$(24)	$31	$451

F 24