Form 10-Q
period 2008-09-28
PIZZA INN INC /MO/
filed 2008-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended        September 28, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-12919
PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
3551 Plano Parkway
The Colony, Texas 75056
(Address of principal executive offices)
(469) 384-5000
(Registrant’s telephone number,
including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 11, 2008, 8,727,003 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28,	September 23,
	2008	2007
REVENUES:
Food and supply sales	$10,134	$10,779
Franchise revenue	1,064	1,116
Restaurant sales	190	183

	11,388	12,078

COSTS AND EXPENSES:
Cost of sales	9,655	10,072
Franchise expenses	479	620
General and administrative expenses	687	621
Severance	37	300
Bad debt	15	23
Interest expense	12	14

	10,885	11,650

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	503	428
Income taxes	161	—

INCOME FROM CONTINUING OPERATIONS	342	428

Loss from discontinued operations, net of taxes	(49)	(83)

NET INCOME	293	345

EARNINGS PER SHARE OF COMMON STOCK — BASIC:
Income from continuing operations	$0.04	$0.04
Loss from discontinued operations	(0.01)	$(0.01)

Net income	$0.03	$0.03

EARNINGS PER SHARE OF COMMON STOCK — DILUTED:
Income from continuing operations	$0.04	$0.04
Loss from discontinued operations	(0.01)	(0.01)

Net income	$0.03	$0.03

Weighted average common shares outstanding — basic	8,946	10,166

Weighted average common and potential dilutive common shares outstanding	8,970	10,167

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28,	June 29,
	2008 (unaudited)	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$153	$1,157
Accounts receivable, less allowance for bad debts of $142 and $128, respectively	2,703	2,773
Notes receivable, current portion	8	6
Income tax receivable	120	272
Inventories	1,416	1,396
Property held for sale	299	301
Deferred income tax assets	555	555
Prepaid expenses and other	396	235

Total current assets	5,650	6,695
LONG-TERM ASSETS
Property, plant and equipment, net	996	635
Notes receivable	3	7
Deferred income tax assets	237	237
Re-acquired development territory, net	—	46
Deposits and other	165	215

	$7,051	$7,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$1,514	$2,380
Cash overdraft	582	—
Accrued expenses	1,001	1,316
Short-term debt	301	—

Total current liabilities	3,398	3,696

LONG-TERM LIABILITIES
Deferred gain on sale of property	178	184
Deferred revenues	277	283
Other long-term liabilities	11	18

Total liabilities	3,864	4,181

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 15,130,319 and 15,130,319 shares, respectively; outstanding 8,788,262 and 9,104,361 shares, respectively	151	151
Additional paid-in capital	8,598	8,543
Retained earnings	17,917	17,624
Treasury stock at cost Shares in treasury: 6,342,057 and 6,025,958, respectively	(23,479)	(22,664)

Total shareholders’ equity	3,187	3,654

	$7,051	$7,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 23,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$293	$345
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	83	84
Severance accrual expense	—	300
Stock compensation expense	55	—
Provision for bad debts	15	23
Changes in operating assets and liabilities:
Notes and accounts receivable	209	(380)
Inventories	(20)	184
Accounts payable — trade	(866)	(302)
Accrued expenses	(327)	(646)
Deferred revenue	12	—
Prepaid expenses and other	(120)	(92)

Cash used for operating activities	(666)	(484)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(407)	(40)

Cash used for investing activities	(407)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	301	—
Cash overdraft	582	—
Repurchase of common stock	(814)	(35)

Cash provided by (used) for financing activities	69	(35)

Net decrease in cash and cash equivalents	(1,004)	(559)
Cash and cash equivalents, beginning of period	1,157	1,879

Cash and cash equivalents, end of period	$153	$1,320

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 23,
	2008	2007
CASH PAYMENTS FOR:

Interest	$12	$14
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods. Expect as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Fiscal Year

Fiscal first quarters ended September 28, 2008 and September 23, 2007, both contained 13 weeks.

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

Reclassification

The Company currently recognizes the ongoing fees and the amortization of the initial loan fees as interest expense. These costs were previously recorded as bank charges. These have been reclassified as interest.

New Accounting Pronouncements

The Company has no assets at fair value, therefore no disclosures are necessary under SFAS No 157, Fair Value Measurements. In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of the impact of adoption of SFAS No. 159 on the Company’s financial statements but currently believes the impact of the adoption of SFAS No. 159 will not require material modification of the Company’s consolidated financial statements.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of September 28, 2008, $301,000 was outstanding on the CIT Credit Facility and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

(3)	Commitments and Contingencies

On June 2, 2008, the Company announced that its Board of Directors had amended the stock repurchase plan authorized on May 23, 2007 increasing the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000. As of September 28, 2008, there are 625,768 shares available to be repurchased under the plan.

On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal court by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003. The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant. They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant. In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs. Pursuant to an Agreed Stipulation of Dismissal and Order, the plaintiff has dismissed the claim in federal court, with prejudice, and has re-filed the case in the state district courts of Dallas County, Texas. Pizza Inn has answered, denying all claims, and filed a counterclaim against Plaintiffs for (i) breach of the franchise agreement, (ii) breach of guaranty and (iii) recovery of attorney fees. The Company is waiting on a trial date to be set. The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against such allegations. An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation. Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome, the Company has not made any accrual for such amounts as of September 28, 2008.

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

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 28, 2008		September 23, 2007
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$342	$342	$428	$428
Discontinued operations	(49)	(49)	(83)	(83)

Net income available to common stockholders	$293	$293	$345	$345

Weighted average common shares	8,946	8,946	10,166	10,166
Dilutive Stock options	24	—	1	—

Average common shares outstanding	8,970	8,946	10,167	10,166

Income from continuing operations per share	$0.04	$0.04	$0.04	$0.04
Discontinued operations loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income per common share	$0.03	$0.03	$0.03	$0.03

At September 28, 2008, options to purchase 275,000 shares of common stock at exercise prices ranging from $2.51 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period. At September 23, 2007, options to purchase 62,858 shares of common stock of prices ranging from $2.74 to $2.85 per share were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares for the period.

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

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007. The results of operations for these two restaurants are reported as discontinued operations in the accompanying Consolidated Statement of Operations. No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value. That net realizable value remains unchanged. The two properties are on the market for sub-lease and have received a number of site visits. Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

A summary of discontinued operations is as follows in (thousands):

	Three Months Ended
	September 28,	September 23,
	2008	2007
Sales	$—	$61
Cost of Sales	—	114
General and Administrative	49	30

Total loss from discontinued operations	$(49)	$(83)

(6)	Provision for Income Tax

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $792,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of temporary differences. The $161,000 net tax expense recorded during the quarter ended September 28, 2008 represents the current provision for 2008 federal and state income tax obligations.

(7)	Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At September

28, 2008, the Company had approximately $299,000 of assets classified as held for sale. As of September 28, 2008, approximately $292,000 of such amount represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas. As of September 28, 2008, the remaining $7,000 of assets held for sale represents miscellaneous trailers and other transportation equipment.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 28, 2008 and September 23, 2007 (in thousands). Operating income excludes interest expense, income tax provision and discontinued operations.

	September 28,	September 23,
	2008	2007
Net sales and operating revenues:
Food and equipment distribution	$10,134	$10,779
Franchise and other (2)	1,254	1,299
Intersegment revenues	65	88

Combined	11,453	12,166
Less intersegment revenues	(65)	(88)

Consolidated revenues	$11,388	$12,078

Depreciation and amortization:
Food and equipment distribution	$—	$2
Franchise and other (2)	66	69

Combined	66	71
Corporate administration and other	17	13

Depreciation and amortization	$83	$84

Interest expense:
Food and equipment distribution	$—	$—
Franchise and other (2)	—	—

Combined	—	—
Corporate administration and other	12	14

Interest expense	$12	$14

Operating income:
Food and equipment distribution (1)	$288	$378
Franchise and other (1) (2)	524	499
Intersegment profit	15	22

Combined	827	899
Less intersegment profit	(15)	(22)
Corporate administration and other	(297)	(449)

Operating income	$515	$428

Geographic information (revenues):
United States	$11,050	$11,536
Foreign countries	338	542

Consolidated total	$11,388	$12,078

(1)	Does not include full allocation of corporate administration.

(2)	Company stores that were closed are included in discontinued operations in the accompanying condensed consolidated statements of operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 29, 2008 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2008. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Results of Operations
Overview
     The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name “Pizza Inn.” Our distribution division is Norco Restaurant Services Company (“Norco”). At September 28, 2008, there were 319 domestic and international Pizza Inn restaurants, consisting of one Company-owned domestic restaurant, 250 franchised domestic restaurants, and 68 franchised international restaurants. The 251 domestic restaurants consisted of: (i) 155 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 41 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 55 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”). The 251 domestic restaurants were located in 17 states predominately situated in the southern half of the United States. The 68 international restaurants were located in nine foreign countries.
     Diluted income per common share remained $0.03 for the three month period ended September 28, 2008 compared to $0.03 for the comparable period ended September 23, 2007.  Net income for the three month period ended September 28, 2008 decreased $52,000 to $293,000 from $345,000 for the comparable period in the prior fiscal year, on revenues of $11,388,000 for the three month period ended September 23, 2007 and $12,078,000 for the comparable period in the prior fiscal year.
     The decrease in net income during the three month period ended September 28, 2008, was primarily due to a non recurring inventory adjustment and increased income tax expense offset by lower severance costs, legal expenses and other operating expenses.
     Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	September 28,	September 23,
	2008	2007
Domestic retail sales Buffet Units (in thousands)	$27,762	$28,326
Domestic retail sales Delco Units (in thousands)	$2,745	$2,922
Domestic retail sales Express Units (in thousands)	$1,262	$1,626

Total domestic retail sales (in thousands)	$31,769	$32,874

Average number of domestic Buffet Units	156	163
Average number of domestic Delco Units	41	42
Average number of domestic Express Units	55	63
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
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended September 28, 2008 decreased 6%, or $645,000, to $10,134,000 from $10,779,000 in the comparable period for the prior fiscal year.  During the three month period ended September 28, 2008, international sales and equipment sales decreased by $308,000. For the three month period ended September 28, 2008, total domestic chain-wide retail sales decreased 3%, or $1,105,000, over the comparable period for the prior fiscal year due to a lower store count. As a result of this decrease in retail sales, domestic food and paper sales decreased 3%, or $284,000, compared to the same period for the prior fiscal year.
Franchise Revenue
     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 5%, or $52,000 to $1,064,000 for the three month period ended September 28, 2008 compared to $1,116,000 for the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties and franchise fees due to lower retail sales and fewer store openings compared to the comparable period in the prior fiscal year. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	September 28,	September 23,
	2008	2007
Domestic royalties	$915	$971
International royalties	140	112
International franchise fees	9	(5)
Domestic franchise fees	—	38

Franchise revenue	$1,064	$1,116

Restaurant Sales
     Restaurant sales, which consist of revenue generated by the Company-owned restaurant, increased 4%, or $7,000, to $190,000 for the three month period ended September 28, 2008 compared to $183,000 for the comparable period for the prior fiscal year.

Costs and Expenses
Cost of Sales
     Cost of sales decreased 4%, or $417,000, for the three month period ended September 28, 2008 compared to the comparable period for the prior fiscal year. Cost of sales for the current period includes a $154,000 adjustment increasing cost of sales due to a miscalculation of inventory as of the fiscal year ended June 29, 2008. The impact of this error is immaterial to prior public filings of financial statements of the Company and, accordingly, have been fully charged to the first quarter. Exclusive of this adjustment, cost of sales decreased 6%, or $571,000, for the three month period ended September 28, 2008 compared to the comparable period for the prior fiscal year. This decrease is primarily the result of lower food and supply sales, distribution fees, payroll costs, as well as increased purchase discounts.
Franchise Expenses
     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses decreased 23%, or $141,000 for the three month period ended September 28, 2008 compared to the comparable period for the prior fiscal year. These savings were primarily the result of lower payroll and travel expenses compared to the same period in the prior fiscal year. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	September 28,	September 23,
	2008	2007
Payroll	$322	$425
Travel	29	92
Other	128	103

Franchise expenses	$479	$620

General and Administrative Expenses
     General and administrative expenses increased 11%, or $66,000, to $687,000 for the three month period ended September 28, 2008 compared to $621,000 for the comparable period for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	September 28,	September 23,
	2008	2007
Payroll	$310	$433
Legal fees	41	105
Other professional fees	105	100
Insurance and taxes	73	57
Allocated overhead	(232)	(329)
Occupancy costs	154	132
Other	181	123
Stock compensation expense	55	—

General and administrative expenses	$687	$621

     The increase in general and administrative expenses during the three month period ended September 28, 2008 was primarily due to higher allocated overhead and stock compensation offset by lower payroll and legal fees.

Provision for Bad Debts
     Provision for bad debt expense decreased to $15,000 for the three month period ended September 28, 2008 compared to $23,000 for the comparable period for the prior fiscal year due to improved collection results.
Interest Expense
     Interest expense decreased to $12,000 for the three month period ended September 28, 2008 compared to $14,000 for the comparable period for the prior fiscal year.
Provision for Income Tax
     For the three month period ended September 28, 2008, income tax expense of $161,000 is calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34%. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000. Income tax expense was $0 for the three month period ended September 23, 2007 due to a full valuation allowance of the deferred tax asset.
Discontinued Operations
     Discontinued operations includes losses from the two Company-owned stores closed in Houston, Texas during the quarter ended September 23, 2007. Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	September 28,	September 23,
	2008	2007
Sales	$—	$61
Cost of Sales	—	114
General and Administrative	49	30

Total loss from discontinued operations	$(49)	$(83)

Restaurant Openings and Closings
     During the three month period ended September 28, 2008, one new Express unit was opened by a Pizza Inn franchise. Five domestic restaurants were closed by franchisees (three Buffet Units, two Express Units), typically because of unsatisfactory standards of operation or poor performance. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

     The following charts summarize restaurant activity for the three month periods ended September 28, 2008 and September 23, 2007:
Three months ended September 28, 2008

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	158	—	3	—	155
Delco Units	41	—	—	—	41
Express Units	56	1	2	—	55
International Units	68	—	—	—	68

Total	323	1	5	—	319

Three months ended September 23, 2007

	Beginning			Concept	End of
Domestic	of Period	Opened	Closed	Change	Period
Buffet Units	166	1	4	—	163
Delco Units	42	—	—	—	42
Express Units	68	—	5	—	63
International Units	77	2	1	—	78

Total	353	3	10	—	346

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities, investing activities, and use of our credit facilities from time to time.
     Cash flows from operating activities generally reflect net income or loss adjusted for depreciation and amortization, changes in working capital and accrued expenses. In the three month period ended September 28, 2008 cash used by operations was $666,000 as compared to cash used by operating activities of $484,000 in the comparable period for the prior year. This increase in cash used for operating activities was primarily due a decrease in the Company’s trade payables balance.
     Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets. The Company used cash of $407,000 for the three month period ended September 28, 2008, primarily for a new Company store to be opened in Denton, Texas and for computer upgrades. This compares to cash used by investing activities of $40,000 for computer and related equipment for the same period in the prior fiscal year.
     Cash flows from financing activities generally reflect changes in the Company’s borrowings during the period, repurchases of outstanding shares of our common stock and the exercise of stock options. Net cash provided by financing activities was $69,000 in the three month period ended September 28, 2008 compared to cash used of $35,000 for the comparable period in the prior fiscal year. This change in the use of cash from financing activities was due to the repurchase of outstanding stock less a cash overdraft of $582,000 and increased bank debt of $301,000 used primarily to fund the new store in Denton, Texas.

     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000 without reliance on material non-routine income.
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
     On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of September 28, 2008, $301,000 was outstanding on the CIT Credit Facility and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.
     The Company has cash available to fund operations through fiscal year 2009.
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
     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records an allowance for doubtful receivables to allow for any amounts which may be uncollectible based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, as reflected by the franchisee’s sales and operating results and other general and local economic trends. Actual realization of amounts receivable could differ materially from the Company’s estimates.
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
     As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” The entire valuation allowance was released in fiscal 2008. As a result of this determination the effective tax rate for fiscal 2009 is estimated to be 35%.
     The Company assesses its exposures to loss contingencies, including legal matters, based upon factors such as the current status of the cases and consultations with external counsel and accrues a reserve if a loss is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting company.
Item 4T. Controls and Procedures
     The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive and principal financial officers, or person performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     As a result of the discovery of an immaterial inventory miscalculation in prior periods, the Company has strengthened controls surrounding the inventory reconciliation process. During the most recent fiscal quarter, there have been no other changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 31, 2006, the Company was served with notice of a lawsuit filed against it in federal court by a former franchisee and its guarantors who operated one restaurant in the Harlingen, Texas market in 2003.  The former franchisee and guarantor alleged generally that the Company intentionally and negligently misrepresented costs associated with development and operation of the Company’s franchise, and that as a result they sustained business losses that ultimately led to the closing of the restaurant.  They seek damages of approximately $768,000, representing amounts the former franchisees claim to have lost in connection with their development and operation of the restaurant.  In addition, they seek unspecified punitive damages, and recovery of attorneys’ fees and court costs.  Pursuant to an Agreed Stipulation of Dismissal and Order, the plaintiff has dismissed the claim in federal court, with prejudice, and has re-filed the case in the state district courts of Dallas County, Texas.  Pizza Inn has answered, denying all claims, and filed a counterclaim against Plaintiffs for (i) breach of the franchise agreement, (ii) breach of guaranty and (iii) recovery of attorney fees.   The Company is waiting on a trial date to be set.  The Company believes that the plaintiff’s allegations are without merit and intends to vigorously defend against such allegations.  An adverse outcome to the proceeding could materially affect the Company’s financial position and results of operation.  Due to the preliminary nature of this matter and the general uncertainty surrounding the outcome, the Company has not made any accrual for such amounts as of September 28, 2008.
     Except as reported herein, there have been no material developments in the three month period ended September 28, 2008 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.
Item 1A. Risk Factors
Not applicable to smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
     On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase, on our behalf, of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the first quarter of fiscal 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Cum. Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number Of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Plan	Under The Plans
06/29/2008 - 08/03/2008	29,454	$2.40	1,103,587	912,413
08/04/2008 - 08/31/2008	235,941	$2.58	1,339,528	676,472
09/01/2008 - 09/28/2008	50,704	$2.54	1,390,232	625,768

	316,099	$2.64	Cum. Average Price

     The Company’s ability to purchase shares of its common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission. Subsequent to September 28, 2008, the Company has purchased 61,259 shares at an average price of $2.60 per share, and intends to make further purchases under the 2007 Stock Purchase Plan. The Company may also purchase shares of its common stock other than pursuant to any publicly announced plan or program.
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
Nancy Ellefson
Vice President and Principal Accounting Officer (Principal Financial Officer)

Dated: November 12, 2008