Form 10-Q
period 2008-12-28
PIZZA INN INC /MO/
filed 2009-02-11
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-12919
PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 2, 2009, 8,528,076 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 23,	Dec. 28,	Dec. 23,
	2008	2007	2008	2007

REVENUES:

Food and supply sales	$9,645	$11,174	$19,779	$21,953
Franchise revenue	1,044	1,346	2,108	2,462
Restaurant sales	589	175	779	358

	11,278	12,695	22,666	24,773

COSTS AND EXPENSES:
Cost of sales	9,376	10,530	19,031	20,602
Franchise expenses	470	706	949	1,326
General and administrative expenses	856	704	1,543	1,327
Severance	—	79	37	379
Provision for bad debts	30	35	45	58
Loss on sale of assets	—	7	—	7
(Recovery) provision for litigation costs	263	(284)	263	(284)
Interest expense	16	17	28	29

	11,011	11,794	21,896	23,444

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	267	901	770	1,329
Income taxes	74	—	235	—

INCOME FROM CONTINUING OPERATIONS	193	901	535	1,329

Loss from discontinued operations, net of taxes	(57)	(48)	(106)	(131)

NET INCOME	$136	$853	$429	$1,198

EARNINGS PER SHARE OF COMMON STOCK — BASIC:
Income from continuing operations	$0.02	$0.09	$0.06	$0.13
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.02	$0.08	$0.05	$0.12

EARNINGS PER SHARE OF COMMON STOCK — DILUTED:
Income from continuing operations	$0.02	$0.09	$0.06	$0.13
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$0.02	$0.08	$0.05	$0.12

Weighted average common shares outstanding — basic	8,713	10,061	8,827	10,114

Weighted average common shares outstanding — diluted	8,713	10,087	8,832	10,142

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Dec. 28,	June 29,
	2008 (Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150	1,157
Accounts receivable, less allowance for bad debts of $172 and $128, respectively	3,110	2,773
Notes receivable, current portion	6	6
Income tax receivable	5	272
Inventories	1,315	1,396
Property held for sale	311	301
Deferred income tax assets, net	555	555
Prepaid expenses and other assets	250	235

Total current assets	5,702	6,695

LONG-TERM ASSETS
Property, plant and equipment, net	1,361	635
Notes receivable	3	7
Deferred income tax assets	237	237
Re-acquired development territory, net	—	46
Deposits and other assets	155	215

	$7,458	$7,835

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable — trade	$1,590	2,380
Outstanding checks in excess of cash in bank	302	—
Accrued expenses	1,121	1,316

Total current liabilities	3,013	3,696

LONG-TERM LIABILITIES
Deferred gain on sale of property	172	184
Deferred revenues	267	283
Other long-term liabilities	2	18
Debt	992	—

Total liabilities	4,446	4,181

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 15,130,319 and 15,130,319 shares, respectively; outstanding 8,615,759 and 9,104,361 shares, respectively	151	151
Additional paid-in capital	8,645	8,543
Retained earnings	18,053	17,624
Treasury stock at cost
Shares in treasury: 6,514,560 and 6,025,958, respectively	(23,837)	(22,664)

Total shareholders’ equity	3,012	3,654

	$7,458	$7,835

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$429	$1,198
Adjustments to reconcile net income to cash (used) provided by operating activities:
Depreciation and amortization	143	171
Severance expense	—	379
Stock compensation expense	102	2
Provision for (recovery of) litigation costs	263	(284)
Loss on sale of assets	—	7
Provision for bad debts	45	58
Changes in operating assets and liabilities:
Notes and accounts receivable	(111)	(1,039)
Inventories	81	167
Deferred revenue	28	(17)
Accounts payable — trade	(790)	(64)
Accrued expenses	(486)	(363)
Prepaid expenses and other	—	(51)

Cash (used) provided by operating activities	(296)	164

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	—	92
Capital expenditures	(832)	(69)

Cash (used) provided by investing activities	(832)	23

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	992	—
Outstanding checks in excess of cash in bank	302	—
Repurchase of common stock	(1,173)	(886)

Cash provided by (used) for financing activities	121	(886)

Net decrease in cash and cash equivalents	(1,007)	(699)
Cash and cash equivalents, beginning of period	1,157	1,879

Cash and cash equivalents, end of period	$150	$1,180

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
CASH PAYMENTS FOR:

Interest	$25	$29
Income taxes	196	—
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.
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
Fiscal Year
Fiscal second quarters ended December 28, 2008 and December 23, 2007 both contained 13 weeks and fiscal years to date ended December 28, 2008 and December 23, 2007 both contained 26 weeks.
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
Franchise revenue consists of income from license fees, royalties, and area development and foreign master license fees. License fees are recognized as income when there has been substantial performance under the agreement by both the franchisee and the Company. Domestic license fees are generally recognized at the time the restaurant is opened. Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected. Royalties are recognized as income when earned.
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
Reclassification
The Company currently recognizes the ongoing fees and the amortization of the initial loan fees as interest expense. These costs were recorded as general and administrative expenses in the prior fiscal year and have been reclassified as interest.

New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has chosen not to change the valuation method of any of it’s financial assets or liabilities.
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
On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). CIT may terminate the CIT Credit Facility only as of January 23, 2012 or the same date any year after, and then only by giving the Company at least 90 days prior written notice of such termination. The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.
On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of December 28, 2008, $992,000 was outstanding on the CIT Credit Facility at an interest rate of 3.5% and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

(3)	Commitments and Contingencies
On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase, on our behalf, of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company announced that its Board of Directors had amended the stock repurchase plan authorized on May 23, 2007 increasing the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000. As of December 28, 2008, there are 453,265 shares available to be repurchased under the plan.
The Company is also subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s annual results of operations or financial condition if decided in a manner that is unfavorable to us.
(4)	Earnings per Share (EPS)
The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	December 28, 2008		December 23, 2007
in thousands, except per share	Diluted	Basic	Diluted	Basic

Income from continuing operations	$193	$193	$901	$901
Loss from discontinued operations	(57)	(57)	(48)	—

Net income available for common shareholders	$136	$136	$853	$901

Weighted average equivalent shares
Shares of common stock outstanding	8,713	8,713	10,061	10,061
Dilutive effect of stock options	—	—	26	—

Total weighted average equivalent shares	8,713	8,713	10,087	10,061

Per-share amounts
Income from continuing operations	$0.02	$0.02	$0.09	$0.09
Loss from discontinued operations	$—	$—	$(0.01)	$(0.01)

Net income	$0.02	$0.02	$0.08	$0.08

	Six Months Ended
	December 28, 2008		December 23, 2007
in thousands, except per share	Diluted	Basic	Diluted	Basic

Income from continuing operations	$535	$535	$1,329	$1,329
Loss from discontinued operations	(106)	(106)	(131)	(131)

Net income available for common shareholders	$429	$429	1,198	$1,198

Weighted average equivalent shares
Shares of common stock outstanding	8,827	8,827	10,114	10,114
Dilutive effect of stock options	5	—	28	—

Total weighted average equivalent shares	8,832	8,827	10,142	10,114

Per-share amounts
Income from continuing operations	$0.06	$0.06	$0.13	$0.13
Loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income	$0.05	$0.05	$0.12	$0.12

For the quarter and six months ended December 28, 2008, options to purchase 465,000 and 225,000 shares of common stock, respectively, at exercise prices ranging from $2.23 to $3.17 and $2.51 to $3.17 per share, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period. For the quarter and six months ended December 23, 2007, options to purchase 115,000 shares of common stock at exercise prices ranging from $2.91 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.
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
The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007. The results of operations for these two restaurants are reported as discontinued operations in the accompanying Condensed Consolidated Statement of Operations. No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value. That net realizable value remains unchanged. The two properties are on the market for sub-lease and have received a number of site visits. Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.
A summary of discontinued operations is as follows in (thousands):

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Sales	$—	$—
Cost of Sales	—	—
General and Administrative	57	48

Total loss from discontinued operations	$(57)	$(48)

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Sales	$—	$62
Cost of Sales	—	153
General and Administrative	106	40

Total loss from discontinued operations	$(106)	$(131)

(6)	Provision for Income Tax
Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $792,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences. During the three and six months ended December 28, 2008, the Company has provided $74,000 and $235,000 in net tax expense. In determining these amounts, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes on a current year to date basis.

(7)	Property Held for Sale
Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At December 28, 2008, the Company had approximately $311,000 of assets classified as held for sale. As of December 28, 2008, approximately $304,000 of such amount represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas. As of December 28, 2008, the remaining $7,000 of assets held for sale represents miscellaneous trailers and other transportation equipment.
(8)	Segment Reporting
Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 28, 2008 and December 23, 2007 (in thousands). Operating income excludes interest expense, income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 28,	December 23,	December 28,	December 23,
	2008	2007	2008	2007
Net sales and operating revenues:
Food and equipment distribution	$9,645	$11,174	$19,779	$21,953
Franchise and other (2)	1,633	1,521	2,887	2,820
Intersegment revenues	232	69	297	157

Combined	11,510	12,764	22,963	24,930

Less intersegment revenues	(232)	(69)	(297)	(157)

Consolidated revenues	$11,278	$12,695	$22,666	$24,773

Depreciation and amortization:
Food and equipment distribution	$—	$—	$—	$—
Franchise and other (2)	39	69	105	138

Combined	39	69	105	138
Corporate administration and other	21	17	38	31

Depreciation and amortization	$60	$86	$143	$169

Interest expense:
Food and equipment distribution	$—	$—	$—	$—
Franchise and other (2)
Combined	—	—	—	—
Corporate administration and other	16	17	28	29

Interest expense	$16	$17	$28	$29

Operating income:
Food and equipment distribution (1)	$398	$623	$686	$1,197
Franchise and other (1), (2)	531	547	1,043	1,045
Intersegment profit	55	17	70	38

Combined	984	1,187	1,799	2,280
Less intersegment profit	(55)	(17)	(70)	(38)
Corporate administration and other	(662)	(269)	(959)	(913)

Operating income	$267	$901	$770	$1,329

Geographic information (revenues):
United States	$11,068	$12,133	$22,118	$23,669
Foreign countries	210	562	548	1,104

Consolidated total	$11,278	$12,695	$22,666	$24,773

(1)	Does not include full allocation of corporate administration.

(2)	Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

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
Results of Operations
Overview
     The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name “Pizza Inn.” Our distribution division is Norco Restaurant Services Company (“Norco”). At December 28, 2008, there were 321 domestic and international Pizza Inn restaurants, consisting of two Company-owned domestic restaurants, 251 franchised domestic restaurants, and 68 franchised international restaurants. The 253 domestic restaurants consisted of: (i) 156 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 40 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 57 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”). The 253 domestic restaurants were located in 17 states predominately situated in the southern half of the United States. The 68 international restaurants were located in nine foreign countries.
     Diluted income per common share decreased to $0.02 for the three month period ended December 28, 2008 compared to $0.08 for the comparable period ended December 23, 2007.  Net income for the three month period ended December 28, 2008 decreased $717,000 to $136,000 from $853,000 for the comparable period in the prior fiscal year, on revenues of $11,278,000 for the three month period ended December 28, 2008 and $12,695,000 for the comparable period in the prior fiscal year. Diluted income per common share decreased to $0.05 for the six month period ended December 28, 2008 compared to $0.12 for the comparable period ended December 23, 2007.  Net income for the six month period ended December 28, 2008 decreased $769,000 to $429,000 from $1,198,000 for the comparable period in the prior fiscal year, on revenues of $22,666,000 for the six month period ended December 28, 2008 and $24,773,000 for the comparable period in the prior fiscal year.
     The decrease in net income during the three and six month period ended December 28, 2008, was primarily due to income tax expense and a non-recurring legal settlement of $263,000 in the current fiscal year, compared to no income tax expense and a legal settlement recovered in the prior year of $284,000. In the absence of these items, net income would have been $473,000, or $.05 per share, for the three months ended December 28, 2008 compared to $569,000, or $.06 per share, for the same period in the prior year, and $927,000, or $.11 per share, for the six months ended December 28, 2008 compared to $914,000, or $.09 per share, for the same period in the prior year.

     Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Domestic retail sales Buffet Units (in thousands)	$26,950	$28,350
Domestic retail sales Delco Units (in thousands)	$2,658	$2,943
Domestic retail sales Express Units (in thousands)	$1,277	$1,495

Total domestic retail sales (in thousands)	$30,885	$32,788

Average number of domestic Buffet Units	154	161
Average number of domestic Delco Units	40	42
Average number of domestic Express Units	55	59

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Domestic retail sales Buffet Units (in thousands)	$54,712	$56,675
Domestic retail sales Delco Units (in thousands)	$5,407	$5,866
Domestic retail sales Express Units (in thousands)	$2,539	$3,122

Total domestic retail sales (in thousands)	$62,658	$65,663

Average number of domestic Buffet Units	155	162
Average number of domestic Delco Units	40	42
Average number of domestic Express Units	55	62
Revenues
     Currently our revenues are primarily derived from sales of food, paper products and supplies by Norco to franchisees, franchise royalties and franchise fees. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chain-wide retail sales, which are driven by changes in same store sales and restaurant count. In prior years, our revenues also included the sale of equipment to franchisees.
Food and Supply Sales
     Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended December 28, 2008 decreased 14%, or $1,529,000, to $9,645,000 from $11,174,000 compared to the same period in the prior fiscal year.  During the three month period ended December 28, 2008, international sales and equipment sales decreased by $509,000. For the three month period ended December 28, 2008, total domestic chain-wide retail sales decreased 6%, or $1,903,000, compared to the same period in the prior fiscal year due to a lower store count and lower comparable sales. As a result of this decrease in retail sales and a 7.5% decrease in cheese prices, domestic food and paper sales decreased 9%, or $986,000, compared to the same period in the prior fiscal year.
     Food and supply sales for the six month period ended December 28, 2008 decreased 10% or $2,174,000, to $19,779,000 from $21,953,000 compared to the same period in the prior fiscal year. During the six month period ended December 28, 2008, international sales and equipment sales decreased by $816,000. For the six month period ended December 28, 2008, total domestic chain-wide retail sales decreased 5%, or $3,005,000, compared to the same period in the prior fiscal year due to a lower store count and lower comparable sales. As a result of this decrease in retail sales and a 4.6% decrease in cheese prices, domestic food and paper sales decreased 6%, or $1,262,000, compared to the same period in the prior fiscal year.

Franchise Revenue
     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 22%, or $302,000, to $1,044,000 for the three month period ended December 28, 2008 compared to $1,346,000 in the comparable period for the prior fiscal year. This decrease is primarily attributable to lower international franchise fees and lower domestic royalties resulting from lower retail sales compared to the comparable period in the prior fiscal year. Franchise revenues decreased 14%, or $354,000, to $2,108,000 for the six month period ended December 28, 2008 compared to $2,462,000 for the comparable period in the prior fiscal year. This decrease is also primarily attributable to lower international franchise fees and lower domestic royalties resulting from lower retail sales compared to the comparable period in the prior fiscal year. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Domestic royalties	$874	$974
International royalties	110	103
Domestic franchise fees	60	98
International franchise fees	—	171

Franchise revenue	$1,044	$1,346

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Domestic royalties	$1,789	$1,945
International royalties	250	215
Domestic franchise fees	69	136
International franchise fees	—	166

Franchise revenue	$2,108	$2,462

Restaurant Sales
     Restaurant sales, which consist of revenue generated by the two Company-owned restaurants, increased 237%, or $414,000, to $589,000 for the three month period ended December 28, 2008 compared to $175,000 for the comparable period in the prior fiscal year. Restaurant sales increased 118%, or $421,000, to $779,000 for the six month period ended December 28, 2008 compared to $358,000 for the comparable period in the prior fiscal year. The Company opened a new store in Denton, Texas on October 15, 2008 accounting for $412,000 of the increases over the prior year.
Costs and Expenses
Cost of Sales
     Cost of sales, which includes primarily direct materials, distribution fees and labor directly related to food and supply sales, decreased 11%, or $1,154,000, for the three month period ended December 28, 2008 compared to the comparable period for the prior fiscal year. Cost of sales decreased 8%, or $1,571,000, for the six month period ended December 28, 2008 compared to the comparable period in the prior fiscal year. These decreases were primarily the result of lower food and supply sales, distribution fees and payroll costs, as well as increased purchase discounts.

Franchise Expenses
     Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses decreased 33%, or $236,000 for the three month period ended December 28, 2008 compared to the comparable period in the prior fiscal year. These expenses decreased 28%, or $377,000 for the six month period ended December 28, 2008 compared to the comparable period for the prior fiscal year. These savings were primarily the result of lower payroll and travel expenses due to unfilled positions compared to the same periods in the prior fiscal year. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Payroll	$295	$488
Travel	52	78
Other	123	140

Franchise expenses	$470	$706

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Payroll	$652	$913
Travel	81	170
Other	216	243

Franchise expenses	$949	$1,326

General and Administrative Expenses
     General and administrative expenses increased 22%, or $152,000, to $856,000 for the three month period ended December 28, 2008 compared to $704,000 for the comparable period for the prior fiscal year. General and administrative expenses increased 16%, or $216,000, to $1,543,000 for the six month period ended December 28, 2008 compared to $1,327,000 for the comparable period for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Payroll	$356	$382
Legal fees	32	105
Other professional fees	167	169
Insurance and taxes	68	54
Company stores	116	20
Allocated Overhead	(239)	(301)
Occupancy	150	143
Other	159	130
Stock compensation expense	47	2

General and administrative expenses	$856	$704

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Payroll	$664	$815
Legal fees	73	210
Other professional fees	273	269
Insurance and taxes	131	104
Company stores	150	36
Allocated Overhead	(472)	(630)
Occupancy	317	281
Other	305	240
Stock compensation expense	102	2

General and administrative expenses	$1,543	$1,327

     The increase in general and administrative expenses during the three month and six month periods ended December 28, 2008 was primarily due to the addition of general and administrative expenses from the opening of the new Denton, Texas store, including pre opening and marketing costs of $87,000, and reduced allocation of overhead to the revenue producing units.
Provision for Bad Debts
     Provision for bad debt expense decreased to $30,000 for the three month period ended December 28, 2008 compared to $35,000 for the comparable period in the prior fiscal year. Provision for bad debt expense decreased to $45,000 for the six month period ended December 28, 2008 compared to $58,000 for the comparable period for the prior fiscal year due to improved collection results.
Interest Expense
     Interest expense was relatively unchanged for the three month and six month periods ended December 28, 2008 from the comparable periods in the prior fiscal year.
Provision for Income Tax
     For the three month and six month periods ended December 28, 2008, income tax expense of $74,000 and $235,000, respectively, are calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for the state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000. Income tax expense was $0 for the three month and six month periods ended December 23, 2007 due to a full valuation allowance of the net deferred tax asset.

Discontinued Operations
     Discontinued operations includes losses from the two Company-owned stores closed in Houston, Texas during the quarter ended September 23, 2007. Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Sales	$—	$—
Cost of Sales	—	—
General and Administrative	57	48

Total loss from discontinued operations	$(57)	$(48)

	Six Months Ended
	Dec. 28,	Dec. 23,
	2008	2007
Sales	$—	$62
Cost of Sales	—	153
General and Administrative	106	40

Total loss from discontinued operations	$(106)	$(131)

Restaurant Openings and Closings
     During the three month period ended December 28, 2008, two new Buffet Units were opened by a Pizza Inn franchisees and one Buffet Unit was opened by the Company. Franchisees opened one Delco Unit and three Express Units. Five domestic restaurants were closed by franchisees (two Buffet Units, two Delco Units and one Express Unit), typically because of unsatisfactory standards of operation or poor performance. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

     The following charts summarize restaurant activity for the three month and six periods ended December 28, 2008 and December 23, 2007:
Three months ended December 28, 2008

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	155	3	2	156
Delco Units	41	1	2	40
Express Units	55	3	1	57
International Units	68	1	1	68

Total	319	8	6	321

Three months ended December 23, 2007

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	163	4	2	165
Delco Units	42	—	—	42
Express Units	63	—	4	59
International Units	78	1	4	75

Total	346	5	10	341

Six months ended December 28, 2008

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	158	3	5	156
Delco Units	41	1	2	40
Express Units	56	4	3	57
International Units	68	1	1	68

Total	323	9	11	321

Six months ended December 23, 2007

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	166	5	6	165
Delco Units	42	—	—	42
Express Units	68	—	9	59
International Units	77	3	5	75

Total	353	8	20	341

Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operating activities and use of our credit facilities from time to time.
     Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses. In the six month period ended December 28, 2008 cash used by operations was $296,000 as compared to cash provided by operating activities of $164,000 in the comparable period for the prior year. This increase in cash used for operating activities was primarily due to lower adjusted net income and a decrease in the Company’s trade payables and accrued expense balances offset by a reduction in the increase in accounts receivable from the prior year.

     Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets. The Company used cash of $832,000 for the six month period ended December 28, 2008, primarily for a new Company store that opened in Denton, Texas and for computer upgrades to its corporate systems. This compares to cash provided by investing activities of $23,000 from the proceeds of assets sold of $92,000 less expenditures of $69,000 for computer and related equipment for the same period in the prior fiscal year.
     Cash flows from financing activities generally reflect changes in the Company’s borrowings during the period and repurchases of outstanding shares of our common stock. Net cash provided by financing activities was $121,000 in the six month period ended December 28, 2008 compared to cash used of $886,000 for the comparable period in the prior fiscal year. This change in cash provided by financing activities was due to outstanding checks in excess of cash in bank of $302,000 and increased bank debt of $992,000, partially offset by repurchases of outstanding stock outstanding.
     Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000 without reliance on material non-routine income.
     On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). CIT may terminate the CIT Credit Facility only as of January 23, 2012 or the same date any year after, and then only by giving the Company at least 90 days prior written notice of such termination. The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.
     On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of December 28, 2008, $992,000 was outstanding on the CIT Credit Facility at an interest rate of 3.5% and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.
     Management believes the cash on hand, combined with cash from operations and available bank debt is sufficient to fund operations through fiscal year 2009.
Contractual Obligations and Commitments
     On August 15, 2007, the Company’s then President and CEO, Tim Taft, submitted to the Company’s Board of Directors his written notice of resignation as a director and officer of the Company, effective immediately. In connection with Mr. Taft’s separation from the Company, the Company agreed to pay severance of $300,000 (representing one year of salary), in twelve equal monthly installments. This amount was recorded as severance expense in the quarter ended September 23, 2007.

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
     Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributors, is stated at lower of cost or market, with cost determined according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.
     As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During the third quarter of fiscal 2008, we determined that based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings. The entire valuation allowance was released as a result of the determination.
     The Company assesses its exposures to loss contingencies, including legal matters, based upon factors such as the current status of the cases and consultations with external counsel and accrues a reserve if a loss is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has chosen not to change the valuation method of any of it’s financial assets or liabilities.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2006, a franchisee and its guarantors, who operated one franchise in Harlingen, Texas in 2003 and 2004, filed an initial action against the Company in the Eastern District Court of Texas, Marshall Division. The action was styled William F. Hull, et al. v. Pizza Inn, Inc., et al.  The Company moved for, and the Eastern District granted, a transfer of the action to U.S. District Court, Northern District of Texas, Dallas Division.   Once in the Northern District Court, the parties filed (and the Court entered) an Agreed Stipulation of Dismissal.  On February 1, 2008, Plaintiffs re-filed their lawsuit in the 44th Judicial District County, in Dallas County, Texas. In their amended petition, Plaintiffs asserted a breach of contract claim against the Company, alleging that the Company breached its franchise agreement by not allowing Plaintiffs to use alternative building materials and equipment used to finish out Plaintiffs’ restaurant. Plaintiffs sought approximately $768,000 in damages from the Company. The Company answered, denying all claims, and filed a counterclaim against Plaintiffs for (i) breach of the franchise agreement., (ii) breach of guaranty and (iii) recovery of attorney fees.  Effective January 12, 2009, we entered into an agreement to settle all claims, whereby the Company paid $209,834.12 to Plaintiffs, and the parties exchanged mutual releases. This settlement is awaiting an order from the court entering the parties’ joint motion to dismiss all claims with prejudice.
          Except as reported herein, there have been no material developments in the six month period ended December 28, 2008 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.
Item 1A. Risk Factors
Not applicable to smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
          On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase, on our behalf, of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the second quarter of fiscal 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

			Cum. Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number Of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Plan	Under The Plans
09/30/2008 - 11/02/2008	60,659	$2.57	1,450,891	565,109
11/03/2008 - 11/30/2008	31,605	$1.62	1,482,496	533,504
12/01/2008 - 12/28/2008	80,239	$1.71	1,562,735	453,265

	172,503	$1.99	Cum. Average Price

          The Company’s ability to purchase shares of its common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission. Subsequent to December 28, 2008, the Company has purchased 88,413 shares at an average price of $1.65 per share.
Item 3. Defaults upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s 2008 Annual Meeting of Shareholders held on December 17, 2008, the shareholders of the Company elected the following directors, constituting the entire Board of Directors of the Company, to serve terms expiring at the Company’s 2009 Annual Meeting of Shareholders.

				% Voted
	For	% Voted For	Withheld	Withheld
Steven M. Johnson	7,382,595	97.19%	213,600	2.81%
James K. Zielke	7,382,935	97.20%	213,260	2.80%
Robert B. Page	7,383,435	97.20%	212,760	2.80%
Ramon D. Phillips	7,380,095	97.16%	216,100	2.84%
Mark E. Schwarz	7,249,142	95.44%	347,053	4.56%
Clinton J. Coleman	7,293,219	96.02%	302,976	3.98%
W.C. Hammett, Jr.	7,382,435	97.19%	213,760	2.81%
          At the Company’s 2008 Annual Meeting of Shareholders held on December 17, 2008, the shareholders of the Company also ratified the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal year 2009 as follows:

	For	Against	Abstain
Ratification of BDO Seidman, LLP as Company’s independent registered accounting firm.	7,486,505	70,708	38,982
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 filed on November 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated: February 10, 2009