Form 10-Q
period 2009-03-29
PIZZA INN INC /MO/
filed 2009-05-13
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2009

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

     As of May 4, 2009, 8,136,884 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Statements of Operations for the three months and nine months
ended March 29, 2009 and March 23, 2008 (unaudited)	3

Condensed Consolidated Balance Sheets at March 29, 2009 (unaudited)
and June 29, 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 29,
2009 and March 23, 2008 (unaudited)	5

Supplemental Disclosures of Cash Flow Information for the nine months ended
March 29, 2009 and March 23, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 23,	March 29,	March 23,
REVENUES:	2009	2008	2009	2008

Food and supply sales	$9,136	$10,316	$28,915	$32,269
Franchise revenue	1,056	1,181	3,164	3,643
Restaurant sales	565	171	1,344	529
	10,757	11,668	33,423	36,441

COSTS AND EXPENSES:
Cost of sales	8,829	9,554	27,860	30,156
Franchise expenses	497	623	1,446	1,949
General and administrative expenses	793	649	2,336	1,977
Severance	12	4	49	383
Provision for bad debts	15	100	60	158
Loss on sale of assets	--	2	--	9
Provision for (recovery of) litigation costs	--	--	263	(284)
Interest expense	17	12	45	40
	10,163	10,944	32,059	34,388

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	594	724	1,364	2,053
Income tax expense (benefit)	203	(216)	438	(216)
INCOME FROM CONTINUING OPERATIONS	391	940	926	2,269

Loss from discontinued operations, net of taxes	(30)	(42)	(136)	(173)
NET INCOME	$361	$898	$790	$2,096

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.05	$0.10	$0.11	$0.23
Loss from discontinued operations	--	(0.01)	(0.02)	(0.02)
Net income	$0.05	$0.09	$0.09	$0.21

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
Income from continuing operations	$0.05	$0.10	$0.11	$0.23
Loss from discontinued operations	--	(0.01)	(0.02)	(0.02)
Net income	$0.05	$0.09	$0.09	$0.21

Weighted average common shares outstanding - basic	8,522	9,634	8,725	9,955

Weighted average common
shares outstanding - diluted	8,522	9,670	8,725	9,987

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 29,	June 29,
ASSETS	2009 (Unaudited)	2008
CURRENT ASSETS
Cash and cash equivalents	$339	$1,157
Accounts receivable, less allowance for bad debts
of $187 and $128, respectively	2,554	2,773
Notes receivable, current portion	5	6
Income tax receivable	--	272
Inventories	1,267	1,396
Property held for sale	311	301
Deferred income tax assets, net	555	555
Prepaid expenses and other assets	305	235
Total current assets	5,336	6,695

LONG-TERM ASSETS
Property, plant and equipment, net	1,489	635
Notes receivable	1	7
Deferred income tax assets	237	237
Re-acquired development territory, net	--	46
Deposits and other assets	66	215
	$7,129	$7,835
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,679	$2,380
Accrued expenses	1,341	1,316
Total current liabilities	3,020	3,696

LONG-TERM LIABILITIES
Deferred gain on sale of property	165	184
Deferred revenues	256	283
Other long-term liabilities	33	18
Debt	527	--
Total liabilities	4,001	4,181

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,392,700 and 9,104,361 shares, respectively	151	151
Additional paid-in capital	8,693	8,543
Retained earnings	18,414	17,624
Treasury stock, at cost
Shares in treasury: 6,737,619 and 6,025,958, respectively	(24,130)	(22,664)
Total shareholders' equity	3,128	3,654
	$7,129	$7,835

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 29,	March 23,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$790	$2,096
Adjustments to reconcile net income to
cash (used) provided by operating activities:
Depreciation and amortization	222	275
Deferred tax	--	(647)
Stock compensation expense	150	14
Provision for (recovery of) litigation costs	263	(284)
Loss on sale of assets	--	9
Provision for bad debts	60	158
Changes in operating assets and liabilities:
Notes and accounts receivable	438	(504)
Inventories	129	133
Accounts payable - trade	(701)	(405)
Accrued expenses	(238)	296
Prepaid expenses and other	(8)	(84)
Cash provided by operating activities	1,105	1,057

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	--	108
Capital expenditures	(984)	(96)
Cash (used) provided by investing activities	(984)	12

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	527	--
Repurchase of common stock	(1,466)	(1,935)
Cash used for financing activities	(939)	(1,935)

Net decrease in cash and cash equivalents	(818)	(866)
Cash and cash equivalents, beginning of period	1,157	1,879
Cash and cash equivalents, end of period	$339	$1,013

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(In thousands)

(Unaudited)

	Nine Months Ended
	March 29,	March 23,
	2009	2008

CASH PAYMENTS FOR:

Interest	$41	$--
Income taxes	220	195

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

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

Fiscal Year

Fiscal third quarters ended March 29, 2009 and March 23, 2008 both contained 13 weeks and fiscal years to date ended March 29, 2009 and March 23, 2008 both contained 39 weeks.

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

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS No. 123R”), as of June 27, 2005, using the modified prospective method for all stock options granted prior to June 26, 2005 that were outstanding as of that date. Under this transition method, compensation cost is recognized for the unvested portion of stock option grants outstanding at June 26, 2005 over the remaining requisite service period using the fair value for these options as estimated at the date of grant using the Black-Scholes option-pricing model under the original provisions of SFAS No. 123 for pro-forma disclosure purposes. The Company recognizes stock-based compensation for all stock options granted after the adoption of SFAS No. 123R over the requisite service period using the fair value for the options as estimated at the date of grant using the Black-Scholes option-pricing model.

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

Reclassification

The Company currently recognizes ongoing loan fees and the amortization of initial loan fees as interest expense. These costs were recorded as general and administrative expenses in the prior fiscal year and have been reclassified as interest.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has chosen not to change the valuation method of any of it’s financial assets or liabilities.

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

(2)       Long-Term Debt

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). CIT may terminate the CIT Credit Facility only as of January 23, 2012 or the same date any year thereafter, and then only by giving the Company at least 90 days prior written notice of such termination. The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of March 29, 2009, $527,000 was outstanding on the CIT Credit Facility at an interest rate of 3.5% and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

(3)       Commitments and Contingencies

On May 23, 2007, the board of directors of the Company approved a stock purchase plan authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. On June 2, 2008, the board of directors amended the stock repurchase plan by increasing the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. As of March 29, 2009, there are 230,206 shares available to be repurchased under the plan. (See note 9.)

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

  (4)         Stock-Based Compensation

For the three and nine months ended March 29, 2009, we recognized stock-based compensation of $48,000 and $150,000, respectively. As of March 29, 2009, unamortized stock-based compensation expense was $280,000.

The following table summarizes the Company’s outstanding stock options for the nine months ended March 29, 2009 and March 23, 2008:

	Nine Months Ended
	March 29, 2009	March 23, 2008

Outstanding at beginning of year	275,000	588,358

Granted	305,000	270,000
Exercised	--	(10,000)
Forfeited/Canceled/Expired	(95,000)	(563,358)

Outstanding at end of period	485,000	285,000

Exercisable at end of year	86,000	30,000

(5)        Earnings per Share (EPS)

           The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 29, 2009		March 23, 2008
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$391	$391	$940	$940
Loss from discontinued operations	(30)	(30)	(42)	(42)
Net income available for common shareholders	$361	$361	$898	$898

Weighted average equivalent shares
Shares of common stock outstanding	8,522	8,522	9,634	9,634
Dilutive effect of stock options	--	--	36	--
Total weighted average equivalent shares	8,522	8,522	9,670	9,634

Per-share amounts
Income from continuing operations	$0.05	$0.05	$0.10	$0.10
Loss from discontinued operations	--	--	(0.01)	(0.01)
Net income	$0.05	$0.05	$0.09	$0.09

	Nine Months Ended
	March 29, 2009		March 23, 2008
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$926	$926	$2,269	$2,269
Loss from discontinued operations	(136)	(136)	(173)	(173)
Net income available for common shareholders	$790	$790	$2,096	$2,096

Weighted average equivalent shares
Shares of common stock outstanding	8,725	8,725	9,955	9,955
Dilutive effect of stock options	--	--	32	--
Total weighted average equivalent shares	8,725	8,725	9,987	9,955

Per-share amounts
Income from continuing operations	$0.11	$0.11	$0.23	$0.23
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)
Net income	$0.09	$0.09	$0.21	$0.21

For the quarter and nine months ended March 29, 2009, options to purchase 485,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period. For the quarter and nine months ended March 23, 2008, options to purchase 115,000 shares of common stock at exercise prices ranging from $2.85 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

A summary of discontinued operations is as follows (in thousands):

	Three Months Ended
	March 29,	March 23,
	2009	2008
Sales	$--	$--
Cost of Sales	--	--
General and Administrative	30	42
Total loss from discontinued operations	$(30)	$(42)

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Sales	$--	$62
Cost of Sales	--	24
General and Administrative	136	211
Total loss from discontinued operations	$(136)	$(173)

   (7)        Provision for Income Tax

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $792,000 will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences. During the three and nine months ended March 29, 2009, the Company has provided $203,000 and $438,000 in net tax expense. In determining these amounts, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used to provide for income taxes on a current year to date basis.

(8)        Property Held for Sale

Assets that are to be disposed of by sale are recognized in the condensed consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At March 29, 2009, the Company had approximately $311,000 of assets classified as held for sale. As of March 29, 2009, approximately $304,000 of such amount represents the carrying value of the Company’s real estate and equipment located in Little Elm, Texas. As of March 29, 2009, the remaining $7,000 of assets held for sale represents miscellaneous trailers and other transportation equipment.

(9)        Subsequent Events

            On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan by 1,000,000 shares to a total of 3,016,000 shares. (See note 3.)

  (10)      Segment Reporting

 Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 29, 2009 and March 23, 2008 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 29,	March 23,	March 29,	March 23,
	2009	2008	2009	2008
Net sales and operating revenues:
Food and equipment distribution	$9,136	$10,316	$28,915	$32,269
Franchise and other (2)	1,621	1,352	4,508	4,172
Intersegment revenues	175	70	478	230
Combined	10,932	11,738	33,901	36,671

Less intersegment revenues	(175)	(70)	(478)	(230)
Consolidated revenues	$10,757	$11,668	$33,423	$36,441

Depreciation and amortization:
Food and equipment distribution	$-	$-	$-	$2
Franchise and other (2)	45	87	150	226
Combined	45	87	150	228
Corporate administration and other	34	16	72	47
Depreciation and amortization	$79	$103	$222	$275

Interest expense:
Food and equipment distribution	$-	$-	$-	$-
Franchise and other (2)
Combined	--	--	--	--
Corporate administration and other	17	12	45	40
Interest expense	$17	$12	$45	$40

Operating income:
Food and equipment distribution (1)	$387	$623	$1,073	$1,820
Franchise and other (1), (2)	588	529	1,631	1,574
Intersegment profit	45	14	115	52
Combined	1,020	1,166	2,819	3,446
Less intersegment profit	(45)	(14)	(115)	(52)
Corporate administration and other	(381)	(428)	(1,340)	(1,341)
Operating income	$594	$724	$1,364	$2,053

Geographic information (revenues):
United States	$10,548	$11,442	$32,666	$35,137
Foreign countries	209	226	757	1,304
Consolidated total	$10,757	$11,668	$33,423	$36,441

(1)   Does not include full allocation of corporate administration.

(2)   Company stores that were closed are included in discontinued

       operations in the accompanying Condensed Consolidated Statement of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements, accompanying notes and selected financial data appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 29, 2008, and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and our franchisees, our liquidity and capital resources, the impact of our historical and potential business strategies on our business, financial condition, and operating results and the expected effects of potentially adverse litigation outcomes. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2008. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

     The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn." Our distribution division is Norco Restaurant Services Company (“Norco”). At March 29, 2009, there were 316 domestic and international Pizza Inn restaurants, consisting of two Company-owned domestic restaurants, 246 franchised domestic restaurants, and 68 franchised international restaurants. The 248 domestic restaurants consisted of: (i) 152 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 40 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 56 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”). The 248 domestic restaurants were located in 17 states predominately situated in the southern half of the United States. The 68 international restaurants were located in 10 foreign countries.

     Diluted income per common share decreased to $0.05 for the three month period ended March 29, 2009 compared to $0.09 for the comparable period ended March 23, 2008.  Net income for the three month period ended March 29, 2009 decreased $537,000 to $361,000 from $898,000 for the comparable period in the prior fiscal year, on revenues of $10,757,000 for the three month period ended March 29, 2009 and $11,668,000 for the comparable period in the prior fiscal year. Diluted income per common share decreased to $0.09 for the nine month period ended March 29, 2009 compared to $0.21 for the comparable period ended March 23, 2008.  Net income for the nine month period ended March 29, 2009 decreased $1,306,000 to $790,000 from $2,096,000 for the comparable period in the prior fiscal year, on revenues of $33,423,000 for the nine month period ended March 29, 2009 and $36,441,000 for the comparable period in the prior fiscal year.

     The decrease in net income during the three month period ended March 29, 2009, was primarily due to income tax expense in the current fiscal year compared to an income tax benefit in the prior year. The decrease in net income during the nine month period ended March 29, 2009, was primarily due to income tax expense and a non-recurring legal settlement of $263,000 in the current fiscal year, compared to an income tax benefit and a legal settlement recovered in the prior year of $284,000. In the absence of these items, net income would have been $564,000, or $.07 per share, for the three months ended March 29, 2009 compared to $682,000, or $.07 per share, for the same period in the prior year and $1,491,000, or $0.17 per share, for the nine months ended March 29, 2009 compared to $1,596,000, or $0.16 per share, for the same period in the prior year.

     Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	March 29,	March 23,
	2009	2008
Domestic retail sales Buffet Units (in thousands)	$28,297	$28,982
Domestic retail sales Delco Units (in thousands)	$2,578	$2,839
Domestic retail sales Express Units (in thousands)	$1,287	$1,320
Total domestic retail sales (in thousands)	$32,162	$33,141

Average number of domestic Buffet Units	152	162
Average number of domestic Delco Units	40	42
Average number of domestic Express Units	56	58

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Domestic retail sales Buffet Units (in thousands)	$83,008	$85,654
Domestic retail sales Delco Units (in thousands)	$7,983	$8,705
Domestic retail sales Express Units (in thousands)	$3,826	$4,443
Total domestic retail sales (in thousands)	$94,817	$98,802

Average number of domestic Buffet Units	153	162
Average number of domestic Delco Units	40	42
Average number of domestic Express Units	55	60

Revenues

     Currently our revenues are derived from restaurant operations, sales of food, paper products and supplies by Norco to franchisees, franchise royalties and franchise fees. Our financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees, and the level of chain-wide retail sales, which are driven by changes in same store sales and restaurant count. In prior years, our revenues also included the sale of equipment to franchisees.

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues.  Food and supply sales for the three month period ended March 29, 2009 decreased 11%, or $1,180,000, to $9,136,000 from $10,316,000 compared to the same period in the prior fiscal year.  For the three month period ended March 29, 2009, total domestic chain-wide retail sales decreased 3%, or $979,000, compared to the same period in the prior fiscal year due to a lower store count and lower comparable sales. As a result of this decrease in retail sales and a 34% decrease in cheese prices, domestic food and paper sales decreased 11%, or $1,170,000, compared to the same period in the prior fiscal year.

Food and supply sales for the nine month period ended March 29, 2009 decreased 10% or $3,354,000, to $28,915,000 from $32,269,000 compared to the same period in the prior fiscal year. During the nine month period ended March 29, 2009, international sales and equipment sales decreased by $830,000. For the nine month period ended March 29, 2009, total domestic chain-wide retail sales decreased 4%, or $3,985,000, compared to the same period in the prior fiscal year due to a lower store count and lower comparable sales. As a result of this decrease in retail sales and a 14% decrease in cheese prices, domestic food and paper sales decreased 7%, or $2,303,000, compared to the same period in the prior fiscal year.

Franchise Revenue

     Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 11%, or $125,000, to $1,056,000 for the three month period ended March 29, 2009 compared to $1,181,000 in the comparable period for the prior fiscal year. This decrease is primarily attributable to lower domestic royalties resulting from lower retail sales compared to the comparable period in the prior fiscal year. Franchise revenues decreased 13%, or $479,000, to $3,164,000 for the nine month period ended March 29, 2009 compared to $3,643,000 for the comparable period in the prior fiscal year. This decrease is primarily attributable to lower international franchise fees and lower domestic royalties resulting from lower retail sales compared to the comparable period in the prior fiscal year. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	March 29,	March 23,
	2009	2008
Domestic royalties	$912	$981
International royalties	129	145
Domestic franchise fees	15	55
International franchise fees	--	--
Franchise revenue	$1,056	$1,181

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Domestic royalties	$2,701	$2,926
International royalties	379	360
Domestic franchise fees	84	191
International franchise fees	--	166
Franchise revenue	$3,164	$3,643

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 230%, or $394,000, to $565,000 for the three month period ended March 29, 2009 compared to $171,000 for the comparable period in the prior fiscal year. Restaurant sales increased 154%, or $815,000, to $1,344,000 for the nine month period ended March 29, 2009 compared to $529,000 for the comparable period in the prior fiscal year. The Company opened a new store in Denton, Texas on October 15, 2008 accounting for $391,000 of the increase over the same quarter in the prior year and $804,000 of the increase over the prior year to date.

Costs and Expenses

Cost of Sales

Cost of sales, which includes primarily direct materials, distribution fees and labor directly related to food and supply sales and restaurant sales, decreased 8%, or $725,000, for the three month period ended March 29, 2009 compared to the comparable period for the prior fiscal year. Cost of sales decreased 8%, or $2,296,000, for the nine month period ended March 29, 2009 compared to the comparable period in the prior fiscal year. These decreases were primarily the result of lower food and supply sales, distribution fees and payroll costs, as well as lower commodity costs.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses decreased 20%, or $126,000 for the three month period ended March 29, 2009 compared to the comparable period in the prior fiscal year. These expenses decreased 26%, or $503,000 for the nine month period ended March 29, 2009 compared to the comparable period for the prior fiscal year. These savings were primarily the result of lower payroll and travel expenses due to eliminated or unfilled positions compared to the same periods in the prior fiscal year. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	March 29,	March 23,
	2009	2008
Payroll	$356	$446
Travel	47	72
Other	94	105
Franchise expenses	$497	$623

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Payroll	$927	$1,359
Travel	128	242
Other	391	348
Franchise expenses	$1,446	$1,949

General and Administrative Expenses

General and administrative expenses increased 22%, or $144,000, to $793,000 for the three month period ended March 29, 2009 compared to $649,000 for the comparable period for the prior fiscal year. General and administrative expenses increased 18%, or $359,000, to $2,336,000 for the nine month period ended March 29, 2009 compared to $1,977,000 for the comparable period for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	March 29,	March 23,
	2009	2008
Payroll	$345	$367
Legal fees	70	69
Other professional fees	161	115
Insurance and taxes	46	65
Company stores	51	16
Allocated overhead	(267)	(300)
Occupancy	120	110
Other	219	195
Stock compensation expense	48	12
General and administrative expenses	$793	$649

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Payroll	$1,009	$1,181
Legal fees	143	279
Other professional fees	433	383
Insurance and taxes	177	170
Company stores	201	52
Allocated overhead	(739)	(931)
Occupancy	336	312
Other	626	517
Stock compensation expense	150	14
General and administrative expenses	$2,336	$1,977

The increase in general and administrative expenses during the three months ended March 29, 2009 was primarily due to the addition of general and administrative expenses associated with the new Company owned store in Denton, Texas, an increase in other professional fees resulting from outsourced purchasing services and the utilization of a site selection service, an increase in stock compensation expense related to stock option grants and a reduction in the allocation of overhead to the revenue producing units. These increases were offset by a reduction in payroll due to open and eliminated positions, and reductions in insurance and tax expenses

The increase in general and administrative expenses during the nine months ended March 29, 2009 was primarily due to the addition of general and administrative expenses associated with the new Company owned store in Denton, Texas (including pre opening and marketing costs of $87,000), an increase in other professional fees resulting from outsourced purchasing services and the utilization of a site selection service, an increase in stock compensation expense related to stock option grants and a reduction in the allocation of overhead to the revenue producing units. These increases were offset by a reduction in payroll due to open and eliminated positions, and a decrease in legal fees.

Provision for Bad Debts

Provision for bad debt expense decreased 85%, or $85,000, to $15,000 for the three month period ended March 29, 2009 compared to $100,000 for the comparable period in the prior fiscal year. Provision for bad debt expense decreased 62%, or $98,000, to $60,000 for the nine month period ended March 29, 2009 compared to $158,000 for the comparable period for the prior fiscal year. The decrease is primarily due to the recording of an additional allowance in the quarter ended March 23, 2008 for a receivable obtained by a default judgment that management determined to be unrealizable.

Interest Expense

Interest expense was relatively unchanged for the three month and nine month periods ended March 29, 2009 from the comparable periods in the prior fiscal year.

Provision for Income Tax

For the three month and nine month periods ended March 29, 2009, income tax expense of $203,000 and $438,000, respectively, are calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for the state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000. The $216,000 net income tax benefit recorded during the three months ended March 23, 2008 was due to the release of a valuation allowance offset by the provision for the 2008 federal and state income tax obligations and the utilization of the Company’s net operating loss.

Discontinued Operations

     Discontinued operations includes losses from two Company-owned stores closed in Houston, Texas during the quarter ended September 23, 2007. Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	March 29,	March 23,
	2009	2008
Sales	$--	$-
Cost of Sales	--	--
General and Administrative	30	42
Total loss from discontinued operations	$(30)	$(42)

	Nine Months Ended
	March 29,	March 23,
	2009	2008
Sales	$--	$62
Cost of Sales	--	24
General and Administrative	136	211
Total loss from discontinued operations	$(136)	$(173)

Restaurant Openings and Closings

     During the three month period ended March 29, 2009, two new domestic Express Units and three international Units were opened by Pizza Inn franchisees. Seven domestic restaurants were closed by franchisees (four Buffet Units and three Express Units) and three international restaurants were closed, typically because of unsatisfactory standards of operation or poor performance. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three and nine month periods ended March 29, 2009 and March 23, 2008:

Three months ended March 29, 2009

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	156	--	4	152
Delco Units	40	--	--	40
Express Units	57	2	3	56
International Units	68	3	3	68
Total	321	5	10	316

Three months ended March 23, 2008

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	165	1	5	161
Delco Units	42	--	1	41
Express Units	59	1	2	58
International Units	75	--	1	74
Total	341	2	9	334

Nine months ended March 29, 2009

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	158	3	9	152
Delco Units	41	1	2	40
Express Units	56	6	6	56
International Units	68	4	4	68
Total	323	14	21	316

Nine months ended March 23, 2008

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	166	6	11	161
Delco Units	42	--	1	41
Express Units	68	1	11	58
International Units	77	3	6	74
Total	353	10	29	334

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operating activities and use of our credit facilities from time to time.

     Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses. In the nine month period ended March 29, 2009, cash provided by operations was $1,105,000 as compared to cash provided by operating activities of $1,057,000 in the comparable period for the prior year. This increase in cash provided by operating activities was due to an increase in accounts receivable collections and less prepaid expenditures from the prior year, offset by lower adjusted net income and a decrease in the Company’s trade payables and accrued expense balances.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets. The Company used cash of $984,000 for the nine month period ended March 29, 2009, primarily for a new Company store that opened in Denton, Texas and for computer upgrades to its corporate systems. This compares to cash provided by investing activities of $12,000 from the proceeds of assets sold of $108,000 less expenditures of $96,000 for computer and related equipment for the same period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period and repurchases of outstanding shares of our common stock. Net cash used for financing activities was $939,000 in the nine month period ended March 29, 2009 compared to cash used of $1,935,000 for the comparable period in the prior fiscal year. This reduction in cash used by financing activities was due to borrowing $527,000 on the line of credit and a reduction in repurchases of outstanding stock outstanding.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $792,000 without reliance on material non-routine income.

          On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). CIT may terminate the CIT Credit Facility only as of January 23, 2012 or the same date any year thereafter, and then only by giving the Company at least 90 days prior written notice of such termination. The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3,000,000, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $750,000 to $3,000,000 per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7,000,000 of the Company’s common stock. As of March 29, 2009, $527,000 was outstanding on the CIT Credit Facility at an interest rate of 3.5% and one letter of credit for approximately $230,000 was outstanding to reinsurers to secure loss reserves.

     Management believes the cash on hand, combined with cash from operations and available credit facilities is sufficient to fund operations for the next 12 months.

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

     Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties. The Company records an allowance for doubtful receivables to allow for any amounts which may be uncollectible based upon an analysis of the Company’s prior collection experience, general customer creditworthiness and the franchisee’s ability to pay, as reflected by the franchisee’s sales and operating results, and other general and local economic trends. Actual realization of amounts receivable could differ materially from the Company’s estimates.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, including employee stock option plans and operating leases accounted for in accordance with SFAS No. 13, Accounting for Leases, at their fair value. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has chosen not to change the valuation method of any of its financial assets or liabilities.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive and principal financial officers, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as reported herein, there have been no material developments in the nine month period ended March 29, 2009 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

     On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the third quarter of fiscal 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

			Cum. Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number Of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Per Share	Announced Plan	Under The Plans *

12/29/2008 - 2/1/2009	87,683	$1.66	1,650,418	365,582
2/2/2009 - 3/1/2009	5,094	$1.15	1,655,512	360,488
3/2/2009 - 3/29/2009	130,282	$1.09	1,785,794	230,206

	223,059	$1.32	Cum. Average Price

* does not include shares authorized on April 22, 2009

The Company’s ability to purchase shares of its common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 29, 2009, the Company has purchased an additional 257,100 shares at an average price of $1.20 per share.

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

Dated: May 11, 2009