Form 10-K
period 2009-06-28
PIZZA INN INC /MO/
filed 2009-09-23
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2008.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File Number 0-12919

PIZZA INN, INC.
(Exact name of registrant as specified in its charter)

Missouri	47-0654575
(State or jurisdiction of	(Employer
incorporation or organization)	Identification No.)

3551 Plano Parkway	75056
The Colony, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common stock, par value $.01 each	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of December 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $7,606,184 computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

  As of September 17, 2009, there were 8,010,919 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 16, 2009, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS.

General

Pizza Inn, Inc. and its subsidiaries (collectively referred to as the “Company”, “Pizza Inn” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn.” We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 28, 2009, the Pizza Inn system consisted of 309 restaurants, including two Company-owned restaurants, and 307 franchised restaurants. The 241 domestic restaurants were comprised of 152 buffet restaurants, 38 delivery/carry-out restaurants and 51 express restaurants. The 68 international franchised restaurants were comprised of 12 buffet restaurants, 47 delivery/carry-out restaurants and 9 express restaurants. Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 37%, 15%, 8% and 7%, respectively, of the total number of domestic restaurants.

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

Our Concepts

We offer three restaurant concepts: buffet, delivery/carry-out and express. Each concept is designed to enhance the smooth flow of food ordering, preparation and service. We believe that the overall configuration of each concept results in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of our food products. Our restaurants may be configured to adapt to a variety of building shapes and sizes, offering the flexibility necessary for our concepts to be operated at any number of otherwise suitable locations.

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

             Our buffet and delivery/carry-out concepts feature crusts that are hand-made from dough made fresh in the restaurant each day. Pizza Inn pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. Domestically, all ingredients and toppings can be purchased from Norco. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Buffet Restaurants

Buffet restaurants offer dine-in, carryout and catering service and, in many cases, also offer delivery service (“Buffet Units”). They are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.

 The buffet is typically offered at prices from $5.49 to $6.99, and the average ticket price per meal, including a drink, was approximately $8.30 per person for fiscal year 2009. The average per person ticket is slightly higher in restaurants offering beer and wine.

We are implementing an updated image for our domestic Buffet Units. The new image includes significant exterior and interior changes in signage, color schemes and dining area configuration, including the addition of a back-fed buffet bar offering an attractive and efficient presentation. The interior features a return to colors that define our heritage, graphic accents, and updated signage and logos. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family. The new image has been introduced in the Company-owned Buffet Units, as well as in new franchised Buffet Units and several existing, remodeled franchise Buffet Units.

Delivery/Carryout Restaurants

Delivery/carryout restaurants offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments (“Delco Units”). Delco Units occupy approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating. The decor of the Delco Unit is designed to be bright and highly visible and feature neon lighted displays and awnings. We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.

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

Site Selection

 We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics through the use of a third party customer and site selection solution, as well as other competitive factors. We also rely on the franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team will visit each potential domestic restaurant location. We try to locate franchised and Company-owned restaurants in retail strip centers or freestanding buildings offering high visibility, curb appeal and easy accessibility.

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

The rate at which we will be able to expand through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.

Franchise Operations

We have adopted a franchising strategy that has two major components: continued development within our existing market areas and new development in strategically targeted domestic territories. We also intend to continue to seek appropriate international development opportunities.

Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $10,000 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit, ten years for a Delco Unit, and five years for an Express Unit, plus a renewal term of ten years for a Buffet Unit or Delco Unit and five years for an Express Unit, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan (“PIAP”) or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 3.5% for an Express Unit. We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets. An area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, typically, agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

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

As of June 28, 2009, we operated two Buffet Units in Plano, Texas and Denton, Texas, and had entered into a lease for a third Buffet Unit in Ft. Worth, Texas. From time to time, we also consider opportunities to acquire select franchisee-owned Buffet Units. We do not currently intend to operate any Delco Units or Express Units.

Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.

International Operations

We also offer master license rights to develop Pizza Inn restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties. A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate Pizza Inn restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option. The master licensee agrees to a multi-restaurant development schedule and we train the master licensee to monitor and assist franchisees in their territory with local service and quality control, with support from us. In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement. Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee, but subject to our approval.

Our first franchised restaurant outside of the United States opened in the late 1970s. As of June 28, 2009, there were 68 restaurants operating internationally, with 45 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia. In the fourth quarter of fiscal 2009, we appointed a Managing Director of Development for Asia Pacific to assist in the franchise development of the Asia Pacific region. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

In fiscal 2007, we outsourced our warehousing and distribution services to reputable and experienced restaurant distribution companies. Under our current agreements, The SYGMA Network (“SYGMA”) and Roma Food Enterprises, Inc. (“Roma”) make deliveries to all domestic restaurants, with delivery territories and responsibilities for each determined according to geographical region. Norco provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions. We continue to own a significant portion of the inventory warehoused and delivered by SYGMA and Roma, and franchisees are expected to continue to purchase such products from Norco. We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased franchisee satisfaction. Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency. Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors. In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system, including our cheese, pizza sauce, flour mixture and spice blend. In addition, almost all franchisees purchase other supplies from Norco. Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

Norco continues to ship products and equipment to international franchisees. Non-proprietary food and ingredients, equipment and other supplies distributed by SYGMA and Roma are generally available from several qualified sources. With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers. We contract with established food processors for the production of our proprietary products.

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

PIAP is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members. Each operator of a Buffet Unit or Delco Unit is entitled to membership in PIAP. Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP. Members contribute 1% of their gross sales to PIAP. PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year. We do not have any ownership interest in PIAP. We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services. As of June 28, 2009, the Company-owned Buffet Units and substantially all of our franchisees were members of PIAP. Operators of Express Units do not participate in PIAP. However, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.

In some market areas, groups of franchisees that are also participants of PIAP have formed local advertising cooperatives. These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us.

Franchisees are required to conduct independent marketing efforts in addition to their participation in PIAP and local cooperatives. We provide Company-owned and franchised restaurants with catalogs for the purchase of marketing and promotional items and pre-approved print and radio marketing materials. We have developed an internet-based system, The Pizza Inn Inn-tranet, by which all of our restaurants may communicate with us and place orders for marketing and promotional products.

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

Employees

As of August 21, 2009, we had 99 employees, including 41 in our corporate office (of which five are part of our Norco division) and 11 full-time and 47 part-time employees at the Company-owned restaurants. None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than Pizza Inn. Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators. Some of our competitors may be better established in the markets where our restaurants are or may be located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept. We also compete against the frozen pizza products available at grocery stores and large superstore retailers. A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

With respect to the sale of franchises, we compete with many franchisors of restaurants and other business concepts. We believe that the principal competitive factors affecting the sale of franchises are product quality, price, value, consumer acceptance, franchisor experience and support, and the quality of the relationship maintained between the franchisor and its franchisees. In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

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

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company leases its 38,130 square foot corporate office facility from Vintage Interests, L.P. pursuant to a sale-leaseback transaction with average annual lease payments of approximately $11.00 per square foot. This lease began on December 19, 2006 and has a ten year term.

The Company also currently operates two Buffet Units from leased locations. The Plano, Texas restaurant has approximately 4,100 square feet and has average annual lease payments of approximately $23.00 per square foot. The lease has a five-year term with multiple renewal options. The restaurant in Denton, Texas has approximately 4,227 square feet and has average annual lease payments of $27.00 per square foot, a five year lease term and a renewal option.

We closed two leased Buffet Units in the Houston, Texas market in the first quarter of fiscal 2008 and continue to consider alternatives such as sub-leasing the units to new or existing franchisees or unrelated third-party tenants. One location has approximately 4,347 square feet at an annual rate of approximately $13.00 per square foot and the other has approximately 2,760 square feet at an annual lease rate of approximately $18.00 per square foot. The Houston leases expire in 2015 and each has at least one renewal option.

The Company owns property in Little Elm, Texas that was purchased in June 2003 and from which the Company previously operated a Delco Unit. The Company has listed the property with a broker for either sale or lease to a third party. This property was included in property, plant and equipment at June 28, 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES.

                As of September 17, 2009, there were approximately 1,954 stockholders of record of the Company's common stock.

                The Company had no sales of unregistered securities during fiscal 2009 or 2008.

The Company's common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “PZZI”. The following table shows the highest and lowest price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ. Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	Actual Trade
	Executed Price
	High	Low

First Quarter Ended 9/28/2008	$2.64	$2.27
Second Quarter Ended 12/28/2008	2.72	1.55
Third Quarter Ended 3/29/2009	2.01	1.00
Fourth Quarter Ended 6/28/2009	2.25	0.98

First Quarter Ended 9/23/2007	$3.18	$2.04
Second Quarter Ended 12/23/2007	2.98	2.15
Third Quarter Ended 3/23/2008	3.09	2.36
Fourth Quarter Ended 6/29/2008	3.00	2.19

                Under the Company’s primary credit facility, the Company is limited in the payment of dividends or other distributions on its common stock to an aggregate amount of $3,000,000. The Company did not pay any dividends on its common stock during the fiscal years ended June 28, 2009 and June 29, 2008. Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the fourth quarter of fiscal 2009:

			Total Number of	Maximum Number
	Total Number	Average Price	Shares Purchased	of Shares that May
	of Shares	Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
03/30/2009 - 05/03/2009	240,216	$1.1848	2,026,010	989,990
05/04/2009 - 05/31/2009	101,904	1.4955	2,127,914	888,086
06/01/2009 - 06/28/2009	39,661	1.7173	2,167,575	848,425

	381,781	$1.3230	Cum. Avg. price

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Subsequent to June 28, 2009, the Company has not repurchased any outstanding shares but intends to make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

     The following table furnishes information with respect to the Company’s equity compensation plans (including individual compensation arrangements) as of June 28, 2009:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	485,000	$ 2.49	1,015,000

Equity compensation
plans not approved by
security holders	--	$ --	--

Total	485,000	$ 2.49	1,015,000

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statement and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements. See “Risks Associated with Forward-Looking Statements.”

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn”. At June 28, 2009, there were 309 Pizza Inn restaurants, consisting of two Company-owned restaurants and 307 franchised restaurants. At June 28, 2009, the domestic restaurants were operated as: (i) 152 Buffet Units; (ii) 38 Delco Units; and (iii) 51 Express Units. The 241 domestic restaurants were located in 18 states predominately situated in the southern half of the United States. Additionally, the Company had 68 international restaurants located in eleven foreign countries.

Diluted earnings per common share were $0.14 as compared to $0.29 per share in the prior year. Net income was $1.2 million as compared to $2.8 million in the prior year, on revenues of $43.8 million in the current year and $49.5 million in the prior year. Pre-tax income from continuing operations was $1.9 million for fiscal 2009 as compared to $2.9 million in the prior year.

A significant portion of the decrease in net income during the fiscal year ended June 28, 2009 was due to income tax expense and a non-recurring legal settlement of $0.3 million in the current fiscal year, compared to an income tax benefit and a legal settlement recovered in the prior year of $0.3 million. In the absence of these items, net income would have been $2.0 million, or $.23 per share, for the fiscal year ended June 28, 2009 compared to $2.4 million, or $0.25 per share, for the same period in the prior year.

Results of operations for fiscal 2009 and 2008 included 52 weeks and 53 weeks, respectively.

Management believes that key performance indicators in evaluating financial results include chain-wide domestic retail sales and the number and type of restaurants operating domestically. The following table summarizes these key performance indicators.

	Fiscal Year Ended
Domestic Restaurants	June 28,	June 29,
	2009	2008
Chainwide retail sales Buffet Units (in thousands)	$110,659	$117,347
Chainwide retail sales Delco Units (in thousands)	$10,510	$11,791
Chainwide retail sales Express Units (in thousands)	$4,984	$5,883
Average number of Buffet Units	154	161
Average number of Delco Units	40	42
Average number of Express Units	54	59

Revenues

Revenues are primarily derived from sales of food, paper products and equipment and supplies by Norco to franchisees, franchise royalties and franchise fees. Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees and the level of chain-wide retail sales, the latter of which is driven by changes in same store sales and restaurant count.

Food and Supply Sales

Food and supply sales by Norco include food and paper products, equipment and other distribution revenues. Food and supply sales decreased 14%, or $6.0 million, to $37.8 million in fiscal 2009 from $43.8 million the prior year. The decrease in food and supply sales was due primarily to the combined impact of (i) a 20% decrease in cheese prices, (ii) a 6.6% decline in chainwide domestic retail sales resulting from an average of 14 fewer units, and (iii) 2.0% lower domestic comparable store sales than prior year. There was also an additional week of food and supply sales in the prior year. A $0.4 million decrease in equipment sales was primarily the result of the Company’s decision to discontinue the sale of such items to franchisees.

Franchise Revenue

Franchise revenue, which includes income from royalties and franchise fees, decreased 16%, or $0.8 million, in fiscal 2009 compared to the prior year primarily due to lower retail sales resulting from fewer stores and lower comparable store sales, decreased international development fees and lower domestic franchise fees due to fewer buffet openings than in the prior year. In addition, the prior year included an additional week of domestic royalties. The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2009	2008
Domestic royalties	$3,587	$3,995
International royalties	499	494
Domestic franchise fees	94	215
International development fees	--	266
Franchise revenue	$4,180	$4,970

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurants, increased 153%, or $1.1 million, in fiscal 2009 compared to the prior year. The increase was primarily the result of sales generated by the new Company store in Denton, Texas. These non-comparable sales were offset slightly by the additional week of sales in the prior year. The following chart details revenues at Company-owned restaurants (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2009	2008
Plano, Texas	$715	$741
Denton, Texas - opened October 2008	1,158	--
Total restaurant sales	$1,873	$741

Cost of Sales

Cost of sales decreased 11% or $4.5 million in fiscal 2009 compared to the prior year. This decrease was primarily the result of lower food and supply sales, the effect of the extra week in the prior year and lower cheese cost. Cost of sales, as a percentage of food and supply sales and restaurant sales, remained the same for both years at 92%.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories. These expenses decreased 24%, or $0.6 million, in fiscal 2009 compared to the prior year. This decrease was primarily the result of lower amortization of re-aquired development franchise rights and lower payroll and travel expenses, offset slightly by higher administrative expenses. The following chart summarizes the variances in franchise expenses (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2009	2008
Payroll	$1,346	$1,814
Administrative expenses	87	33
Travel	176	318
Research and development	75	75
Trade shows	52	19
Training materials	42	7
Depreciation and amortization	46	192
Professional fees	66	43
Utilities	39	37
Total franchise expenses	$1,929	$2,538

General and Administrative Expenses

General and administrative expenses increased 11%, or $0.3 million, in fiscal 2009 compared to last year. The following chart summarizes the variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2009	2008
Legal and other professional fees	$825	$994
Depreciation and amortization	97	69
Payroll	1,352	1,514
Allocated overhead	(952)	(1,253)
Company stores	269	80
Information technology	132	141
Repairs and maintenance	41	37
Utilities	184	160
Administrative expenses and other	432	403
Occupancy costs	639	715
Stock compensation	198	51
Total general and administrative expenses	$3,217	$2,911

The decrease in legal and other professional fees was primarily the result of higher accounting fees relating to an internal controls assessment and other compliance work associated with the Sarbanes-Oxley Act of 2002 in fiscal 2008. The decrease in payroll was due to the additional week in the prior year and fewer employees in the current year. The decrease in allocated overhead was associated with the overall decrease in overhead expenses. The increase in company store expenses was primarily the result of pre-opening expenses and other costs relating to the new store in Denton, Texas. The increase in stock compensation was due to options granted during fiscal year 2009.

Severance

Severance expense decreased 83%, or $0.3 million, from the prior year. The prior year included $0.3 million for the departure of the Company’s former President and CEO in August of 2007.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees decreased by $71,000 to $75,000 in fiscal 2009 compared to $146,000 in the prior year. The prior year included an additional allowance for a receivable previously awarded by a default judgment. During fiscal 2008 management determined this judgment was unrealizable and recorded the additional provision for bad debt expense to fully reserve the balance. The Company believes that the restaurant closings in fiscal year 2009 did not have a material impact on collectibility of outstanding receivables and royalties because most of these closed restaurants were low volume units. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Loss on Sale of Assets

Fiscal year 2008 included a loss on miscellaneous used equipment and signage sold from the closed Houston stores. There were no asset sales in fiscal 2009.

Provision for (Recovery of) Litigation Costs

Fiscal 2009 included a settlement payment and associated legal fees of $0.3 million, while the prior year included a net recovery of $0.3 million from litigation settlements.

Interest Expense

Interest expense increased 24%, or $11,000, for the year ended June 28, 2009, compared to prior year due to borrowings on the revolver in the current year.

Income Tax Expense (Benefit)

The Company booked an income tax expense of $0.5 million for the year ended June 28, 2009 compared to an income tax benefit of $0.1 million for the prior year. As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109, “Accounting for Income Taxes.” During fiscal 2008, we determined that, based upon a number of factors, including our cumulative taxable income in recent quarters and our expected profitability in future years, substantially all of our net deferred tax assets are “more likely than not” realizable through future earnings. The entire valuation allowance was released as a result of this determination and was the primary reason the effective tax rate for fiscal 2008 was not consistent with the standard 34% corporate rate.

Restaurant Openings and Closings

During fiscal 2009, a total of 14 new restaurants opened, including 10 domestic and 4 international restaurants. Domestically, 24 restaurants were closed by franchisees or terminated by the Company, typically because operations were not up to Company standards or there was poor financial performance. In addition, 4 international restaurants were closed. The majority of net store closings were Express Units, which are typically smaller volume stores, and lower volume Buffet Units. The Company opened more units and closed fewer units in the current year than in the prior year. The following chart summarizes restaurant openings and closings for the year ended June 28, 2009 compared to the prior year:

Fiscal year ended June 28, 2009

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	158	3	9	152
Delco Units	41	1	4	38
Express Units	56	6	11	51
International Units	68	4	4	68
Total	323	14	28	309

Fiscal year ended June 29, 2008

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	166	6	14	158
Delco Units	42	1	2	41
Express Units	68	1	13	56
International Units	77	3	12	68
Total	353	11	41	323

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital. In fiscal 2009, cash provided by operations was $1.5 million compared to $2.4 million in fiscal 2008. Cash generated from operations in fiscal 2009 was lower primarily due to decreased net income and timing differences in operating assets and liabilities, net of the change in deferred income taxes.

The Company used cash in investing activities of approximately $1.0 million in fiscal 2009 mainly for the new Company store in Denton, Texas, remodeling the Plano, Texas company store and the purchase of computer and software upgrades in the corporate office. The Company used net cash flows from investing activities of approximately $0.1 million in fiscal 2008.

Cash flows from financing activities generally reflect changes in the Company's net borrowings during the period, together with treasury stock purchases and exercise of stock options. During fiscal 2009, the Company used $2.0 million to repurchase treasury stock and increased net borrowings on its revolving credit facility of $0.6 million, for a net use of cash for financing activities of $1.4 million. During fiscal 2008, the Company used cash of $3.0 million to repurchase treasury stock.

Credit Facilities

     On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million per fiscal year to $3.0 million per fiscal year.

On May 30, 2008, the Company and CIT Group entered into a Third Amendment to Financing Agreement modifying certain terms of the CIT Credit Facility. The amendment permits the Company to repurchase up to $7.0 million of the Company’s common stock. As of June 28, 2009, there was $0.6 million of borrowings outstanding on the CIT Credit Facility at an interest rate of 3.5% and we had additional borrowing availability of $2.0 million.

Liquidity

We expect to fund continuing operations, planned capital expenditures, new restaurant openings and any additional repurchases of our common stock for the next fiscal year from operating cash flow and amounts available under our revolving line of credit. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2010 fiscal year.

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

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s two third-party distributors, is stated at lower of cost or market, with cost determined according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal years 2009 and 2008, the Company tested its long-lived assets for impairment and determined no impairment exists.

The Company continually evaluates the realizability of its deferred tax assets based upon the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax assets through a review of estimated future taxable income and establishment of tax strategies. These estimates could be materially impacted by changes in future taxable income, the results of tax strategies or changes in tax law.

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 28, 2009 and June 29, 2008, the Company had no uncertain tax positions.

     The Company assesses its exposures to loss contingencies from legal matters based upon factors such as the current status of the cases and consultations with external counsel and provides for the exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be adversely impacted.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., whether the evaluation date represents the date the financial statements were issued or were available to be issued). This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the year ended June 28, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued on September 23, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally accepted accounting principles ("GAAP"), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective such that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 28, 2009. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Employment Letter entered into between the Company and Charles R. Morrison on January 31, 2007 (filed as Exhibit 10.5 to Form 10-Q for the quarterly period ended December 24, 2006 and incorporated herein by reference).*

10.2

2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.3

2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.26 to Form 10-K.for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.4

Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. dated January 23, 2007 (filed as exhibit 10.1 to Form 10-Q for the quarterly period ended December 24, 2006 and incorpoated herein by reference).

10.5

Second Amendment to Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. dated June 27, 2007 (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended June 24, 2007 and incorporated herein by reference).

10.6

Third Amendment to Financing Agreement between the Company and The CIT Group / Commercial Services, Inc. dated May 30, 2008 (filed as Exhibit 10.10 to From 10-K for the fiscal year ended June 29, 2008 and incorporated herein by reference).

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

* Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn, Inc.
Date: September 23, 2009	By: /s/ Charles R. Morrison
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

Name and Position	Date

/s/Mark E. Schwarz	September 23, 2009
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 23, 2009
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 23, 2009
Steven M. Johnson
Director

/s/ James K. Zielke	September 23, 2009
James K. Zielke
Director

/s/Robert B. Page	September 23, 2009
Robert B. Page
Director

/s/ William Hammett	September 23, 2009
William Hammett
Director

/s/ Clinton J. Coleman	September 23, 2009
Clinton J. Coleman
Director

PIZZA INN, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders’

Pizza Inn, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 28, 2009 and June 29, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 28, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 28, 2009 and June 29, 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas
September 23, 2009

F 2

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 28,	June 29,
REVENUES:	2009	2008

Food and supply sales	$37,793	$43,807
Franchise revenue	4,180	4,970
Restaurant sales	1,873	741
	43,846	49,518

COSTS AND EXPENSES:
Cost of sales	36,355	40,819
Franchise expenses	1,929	2,538
General and administrative expenses	3,217	2,911
Severance	68	391
Provision for bad debts	75	146
Loss on sale of assets	--	9
Provision for (recovery of) litigation costs	263	(284)
Interest expense	57	46
	41,964	46,576

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	1,882	2,942

Income tax expense (benefit)	531	(99)

INCOME FROM
CONTINUING OPERATIONS	1,351	3,041
Loss from discontinued
operations, net of income tax benefit	(179)	(216)

NET INCOME	$1,172	$2,825

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income from continuing operations	$0.16	$0.31
Loss from discontinued operations	$(0.02)	$(0.02)
Net income	$0.14	$0.29

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income from continuing operations	$0.16	$0.31
Loss from discontinued operations	$(0.02)	$(0.02)
Net income	$0.14	$0.29

Weighted average common
shares outstanding - basic	8,580	9,761

Weighted average common
shares outstanding - diluted	8,580	9,789

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 3

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 28,	June 29,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$274	$1,157
Accounts receivable, less allowance for doubtful
accounts of $203 and $128, respectively	2,559	2,773
Income tax receivable	80	272
Inventories	1,371	1,396
Property held for sale	17	301
Deferred income tax assets	618	555
Prepaid expenses and other	233	241
Total current assets	5,152	6,695

LONG-TERM ASSETS
Property, plant and equipment, net	1,743	635
Deferred income tax assets	86	237
Re-acquired development territory, net	--	46
Deposits and other	81	222
	$7,062	$7,835
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,806	$2,380
Deferred revenues	132	134
Accrued expenses	1,009	1,182
Total current liabilities	2,947	3,696

LONG-TERM LIABILITIES
Deferred gain on sale of property	159	184
Deferred revenues, net of current portion	246	283
Bank debt	621	--
Other long-term liabilities	37	18
Total liabilities	4,010	4,181

COMMITMENTS AND CONTINGENCIES (See Notes F and I)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 9,104,361 shares, respectively	151	151
Additional paid-in capital	8,741	8,543
Retained earnings	18,796	17,624
Treasury stock at cost
Shares in treasury: 7,119,400 and 6,025,958, respectively	(24,636)	(22,664)
Total shareholders' equity	3,052	3,654
	$7,062	$7,835

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 4

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional			Treasury
	Common Stock		Paid-in	Retained	Treasury	Stock
	Shares	Amount	Capital	Earnings	Shares	at Cost	Total

BALANCE, JUNE 24, 2007	10,168	$151	$8,471	$14,799	(4,952)	$(19,644)	$3,777

Exercise of stock options	10	--	20	--	--	--	20
Treasury stock purchases	(1,074)	--	--	--	(1,074)	(3,020)	(3,020)
Tax benefit - stock options	--	--	1	--	--	--	1
Stock compensation expense	--	--	51	--	--	--	51
Net income	--	--	--	2,825	--	--	2,825

BALANCE, JUNE 29, 2008	9,104	$151	$8,543	$17,624	(6,026)	$(22,664)	$3,654

Treasury stock purchases	(1,093)	--	--	--	(1,093)	(1,972)	(1,972)
Stock compensation expense	--	--	198	--	--	--	198
Net income	--	--	--	1,172	--	--	1,172

BALANCE, JUNE 28, 2009	8,011	$151	$8,741	$18,796	(7,119)	$(24,636)	$3,052

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.
F 5

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 28,	June 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,172	$2,825
Adjustments to reconcile net income to cash
provided by (used for) operating activities:
Depreciation and amortization	290	342
Provision for bad debt	75	146
Stock compensation expense	198	51
Loss on sale of assets	--	9
Deferred income taxes	88	(334)
Changes in operating assets and liabilities:
Notes and accounts receivable	146	(196)
Income tax receivable	192	(272)
Inventories	25	122
Accounts payable - trade	(574)	298
Accrued expenses	(175)	(489)
Prepaid expenses and other	80	(83)
Cash provided by operating activities	1,517	2,419

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	--	108
Capital expenditures	(1,049)	(249)
Cash used for investing activities	(1,049)	(141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of long-term bank debt	621	--
Purchases of treasury stock	(1,972)	(3,020)
Proceeds from exercise of stock options	--	20
Cash used for financing activities	(1,351)	(3,000)

Net decrease in cash and cash equivalents	(883)	(722)
Cash and cash equivalents, beginning of year	1,157	1,879
Cash and cash equivalents, end of year	$274	$1,157

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 6

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 28,	June 29,
	2009	2008

CASH PAID FOR:
Interest payments	$57	$--
Income tax payments, net of refunds	244	499

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 7

PIZZA INN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

     Pizza Inn, Inc. (the "Company" or, in the first person, “we”, “us” or “our”), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961. The Company is the franchisor and food and supply distributor to a system of restaurants operating under the trademark "Pizza Inn.”

On June 28, 2009, the Pizza Inn system consisted of 309 locations, including two Company-operated restaurants and 307 franchised restaurants, with franchises in 18 states and 11 foreign countries. Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 37%, 15%, 8% and 7%, respectively, of the total number of domestic restaurants. Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through agreements with third party distributors, the Company provides and facilitates food, equipment and supply distribution to its domestic and international system of restaurants.

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

Inventories:

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s two third-party distributors, is stated at lower of cost or market, with cost determined according to the weighted average cost method. The valuation of inventory requires us to estimate the amount of obsolete and excess inventory. The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less. If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

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

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007. The results of operations for these two restaurants are reported as discontinued operations in the Consolidated Statement of Operations. No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value (proceeds less cost to sell). The estimated net realizable value remains unchanged. The two properties are on the market for sub-lease. Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

F 8

Property Held for Sale:

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At June 28, 2009, the Company had approximately $17,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment. Approximately $304,000 of real estate and equipment located in Little Elm, Texas, which was classified as held for sale at June 29, 2008, has been reclassified to property, plant and equipment because the property is currently being marketed for either lease or sale.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Repairs and maintenance are charged to operations as incurred while major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter. The useful lives of the assets range from three to 39 years.

Long-Lived Asset Impairment Assessments:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal years 2009 and 2008, the Company tested its long-lived assets for impairment and determined no impairment exists.

Accounts Receivable:

Accounts receivable consist primarily of receivables from food and supply sales and franchise royalties. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables. The interest income recorded from finance charges is immaterial.

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

One territory re-acquired in December 2003 has been amortized against incremental cash flows received, which were estimated to continue approximately five years, and was fully amortized as of June 28, 2009. The following chart summarizes the carrying amount at June 28, 2009 and June 29, 2008, the annual amortization expense and the estimated amortization to be expensed in fiscal 2010 (in thousands).

F 9

	June 28,	June 29,
	2009	2008
Gross Carrying Amount	$912	$912
Accumulated Amortization	(912)	(866)
Net	$-	$46

Aggregate Amortization Expense:
For the year ended June 28, 2009 and June 29, 2008	$46	$193

Estimated Future Amortization Expense:
For the year ending 2010	$--

Income Taxes:

Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2009 and 2008 determined that it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences. Therefore no allowance was recorded. This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 28, 2009 and June 29, 2008, the Company had no uncertain tax positions.

Revenue Recognition:

The Company recognizes food and supply revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

The Company's Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry. Recognition of revenue for equipment sales occurs upon installation of such equipment. Other than for large remodel projects, delivery date and installation date are the same. Norco sales are reflected under the caption "Food and supply sales." Shipping and handling costs billed to customers are recognized as revenue and the associated costs are included in cost of sales.

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license (collectively, "Territory") sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. For the years ended June 28, 2009 and June 29, 2008, 99% and 90%, respectively, of franchise revenue was comprised of recurring royalties.

F 10

Territory sales are the fees paid by selected experienced restaurant operators to the Company for the right to develop a specified number of restaurants in designated geographical territories. The Company recognizes the fee to the extent its obligations are fulfilled and to the extent of cash received. There were no Territory sales recognized as income during the fiscal year ended June 28, 2009 and $.3 million recognized during the fiscal year ended June 29, 2008.

Stock Options:

We account for stock options using the fair value recognition provisions of SFAS No. 123R, Share-Based Payment.

The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

At June 28, 2009, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan. Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Generally those options vest ratably over various vesting periods. The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

     The carrying amounts of accounts receivable, notes receivable and accounts payable approximate fair value because of the short maturity of these instruments. The Company had approximately $0.6 million in long-term debt at June 28, 2009. The fair value of debt approximates its carrying value at June 28, 2009.

Contingencies:

      Provisions for settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with SFAS No. 5 Accounting for Contingencies. If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued. Legal and related professional services costs to defend litigation of this nature are expensed as incurred.

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

Fiscal Year:

     The Company's fiscal year ends on the last Sunday in June. The fiscal year ended June 28, 2009 contained 52 weeks and the fiscal year ended June 29, 2008 contained 53 weeks.

F 11

Recent Accounting Pronouncements:

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (i.e., whether the evaluation date represents the date the financial statements were issued or were available to be issued). This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the year ended June 28, 2009, the Company adopted SFAS No. 165. The Company evaluated subsequent events through the date and time the financial statements were issued on September 23, 2009. The adoption of SFAS No. 165 did not have a significant impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ (the "Codification") and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 confirmed that the Codification will become the single official source of authoritative U.S. Generally accepted accounting principles ("GAAP"), (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. After that date, only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 168 is not expected to have a material impact on our consolidated financial statements.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

            Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 28,	June 29,
	Lives	2009	2008
Equipment, furniture and fixtures	3 - 7 yrs	$2,029	$1,352
Software	5 yrs	141	133
Land	--	142
Building	39 years	147
Leasehold improvements	10 yrs or lease term, if shorter	1,616	1,237
		4,075	2,722
Less: accumulated depreciation/amortization		(2,332)	(2,087)
		$1,743	$635

Depreciation and amortization expense, including amortization of re-acquired development territory, was approximately $0.3 million for each of the years ended June 28, 2009 and June 29, 2008.

F 12

NOTE C - ACCRUED EXPENSES:

     Accrued expenses consist of the following (in thousands):

	June 28,	June 29,
	2009	2008
Compensation	$227	$482
Accrued rent	315	205
Other	165	158
Professional fees	167	158
Insurance loss reserves	135	142
Taxes	--	37

	$1,009	$1,182

NOTE D - LONG-TERM DEBT:

  On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility is determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility is at a rate equal to a range of the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin is based on the Company’s performance under certain financial ratio tests. An annual commitment fee is payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) have been pledged to secure payment and performance of the CIT Credit Facility, which is subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million per fiscal year to $3.0 million per fiscal year.

On May 30, 2008, the Company and CIT Group entered into a Third Amendment to Financing Agreement modifying certain terms of the CIT Credit Facility. The amendment permits the Company to repurchase up to $7.0 million of the Company’s common stock. As of June 28, 2009, there was $0.6 million in borrowings outstanding on the CIT Credit Facility at an interest rate of 3.5% and we had additional borrowing availability of $2.0 million.

NOTE E - INCOME TAXES:

     Provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

F 13

	Year Ended
	June 28,	June 29,
	2009	2008

Current - Federal	$422	$227
Current - State	20	--
Deferred - Federal	139	(326)
Deferred - State	(50)	--
Provision (benefit) for income taxes	$531	$(99)

     There were no income taxes associated with discontinued operations.

    The effective income tax rate varied from the statutory rate for the years ended June 28, 2009 and June 29, 2008 as reflected below (in thousands):

	June 28,	June 29,
	2009	2008

Federal income taxes based on 34%
of pre-tax income	$580	$927
State income tax, net of federal effect	(19)	(20)
Permanent adjustments	21	29
Change in valuation allowance	--	(1,148)
Other	(51)	113
	$531	$(99)

     The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 28,	June 29,
	2009	2008

Reserve for bad debt	$72	$45
Depreciable assets	86	237
Deferred fees	39	38
Other reserves and accruals	492	374
Credit carryforwards	29	98
Net operating loss carryforwards	(14)	--

Gross deferred tax asset	704	792

Valuation allowance	--	--

Net deferred tax asset	$704	$792

NOTE F - LEASES:

     Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms. Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple. In fiscal years 2009 and 2008, the Company did not incur any additional rent.

F 14

On December 19, 2006, the Company sold its real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), and entered into a ten-year lease agreement with Vintage for the corporate office building.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 28, 2009 were as follows (in thousands):

Operating
Leases

2010	$783
2011	834
2012	863
2013	893
2014	911
Thereafter	2,612
$6,896

Rental expense consisted of the following (in thousands):

	Year Ended
	June 28,	June 29,
	2009	2008

Minimum rentals	$688	$715
Sublease rentals	(12)	(12)
	$676	$703

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401 of the Code.

For the years ended June 28, 2009 and June 29, 2008, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $23,000 and $25,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005. Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock. Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options. A total of one million shares of common stock are authorized for issuance under the 2005 Employee Plan. During the

F 15

2009 fiscal year, 175,000 options were granted under the 2005 Employee Plan, of which 125,000 were outstanding at June 28, 2009 and 50,000 options were forfeited by employees who left the Company during the year. As of June 28, 2009, there were 715,000 shares available under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005. Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan. Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non-employee director. Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years. A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan. During the 2009 fiscal year, 130,000 options were granted under the 2005 Directors Plan, all of which were outstanding at June 28, 2009.  As of June 28, 2009, there were 300,000 shares available under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 28, 2009		June 28, 2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	275,000	$2.55	588,358	$2.54

Granted	305,000	$2.40	270,000	$2.50
Exercised	--	$--	(10,000)	$2.85
Forfeited/Canceled/Expired	(95,000)	$2.38	(573,358)	$2.53

Outstanding at end of year	485,000	$2.49	275,000	$2.55

Exercisable at end of year	86,000	$2.88	30,000	$2.73

Weighted-average fair value of
options granted during the year		$2.40		$2.50

Total intrinsic value of
options exercised	-	$--		$8,472

The total intrinsic value of options outstanding and options exercisable at June 28, 2009 is $0.

The following table provides information on options outstanding and options exercisable at June 28, 2009:

F 16

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 28, 2009	Life (Years)	Exercise Price	at June 28, 2009	Exercise Price

$ 2.00 - 2.35	260,000	8.55	$2.26	16,000	$ 2.21
$ 2.35 - 2.70	110,000	9.14	$2.51	--	$ 0.00
$ 2.70 - 3.05	75,000	6.10	$2.89	30,000	$ 2.86
$ 3.05 - 3.40	40,000	8.36	$3.17	40,000	$ 3.17
	485,000	8.29	$2.49	86,000	$ 2.88

 We determine fair value under SFAS No. 123R as follows:

Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. Unless a life is specifically stated, we determine the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 110 since we do not have sufficient historical share option exercise experience.

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 28,	June 29,
Fiscal Years Ended	2009	2008

Expected life (in years)	5.8	6.0
Expected volatility	40.5%	43.2%
Risk-free interest rate	3.2%	4.4%
Expected forfeiture rate	11.0%	9.9%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 28, 2009, the Company had unvested options to purchase 399,000 shares with a weighted average grant date fair value of $2.80. The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.2 million at June 28, 2009. The weighted average remaining requisite service period of the unvested awards was 33 months. Stock compensation expense recognized in fiscal years 2009 and 2008 was $0.2 million and $51,000, respectively.

F 17

NOTE I - COMMITMENTS AND CONTINGENCIES:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan by 1,000,000 shares to a total of 3,016,000 shares. As of June 28, 2009, there were 848,425 shares available to repurchase under the plan.

The Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided in a manner that is unfavorable to us.

NOTE J - EARNINGS PER SHARE:

The Company computes and presents earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings Per Share. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Year Ended
	June 28,	June 29,
	2009	2008
Income from continuing operations	$1,351	$3,041
Discontinued operations	(179)	(216)
Net income available to common stockholders	$1,172	$2,825

BASIC:
Weighted average common shares	8,580	9,761

Income from continuing operations per share	$0.16	$0.31
Discontinued operations per common share	(0.02)	(0.02)
Net income per common share	$0.14	$0.29

DILUTED:
Weighted average common shares	8,580	9,761
Stock options	--	28
Average common shares outstanding	8,580	9,789

Income from continuing operations per share	$0.16	$0.31
Discontinued operations per common share	(0.02)	(0.02)
Net income per common share	$0.14	$0.29

At June 28, 2009, options to purchase 485,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year. At June 29, 2008, options to purchase 115,000 shares of common stock at exercise prices ranging from $2.85 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

F 18

NOTE K– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the “management approach” as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information: (1) Food and Equipment Sales and Distribution, and (2) Franchise and Other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments. Other revenue consists of nonrecurring items.

The Food and Equipment Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to Company-owned restaurants. Inter-segment revenues consist of sales to Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures.

The Franchise and Other segment derives revenue from royalties, license fees and area development and foreign master license sales. The Franchise and Other segment includes Company-owned restaurants, which are used as prototypes and training facilities. Assets for this segment include equipment, furniture and fixtures for the Company restaurants.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office. All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, pre-tax income, income tax provision (benefit), capital expenditures and assets for the Company's reportable segments as of and for the years ended June 28, 2009 and June 29, 2008 (in thousands):

F 19

	Year Ended
	June 28,	June 29,
	2009	2008
Net sales and operating revenues:
Food and equipment distribution	$37,793	$43,807
Franchise and other (2)	6,053	5,711
Inter-segment revenues	642	311
Combined	44,488	49,829
Less inter-segment revenues	(642)	(311)
Consolidated revenues	$43,846	$49,518

Depreciation and amortization:
Food and equipment distribution	$-	$1
Franchise and other (2)	193	272
Combined	193	273
Corporate administration and other	97	69
Depreciation and amortization	$290	$342

Interest expense:
Food and equipment distribution	$--	$--
Franchise and other (2)	--	--
Combined	--	--
Corporate administration and other	57	46
Interest expense	$57	$46

Pre-Tax income:
Food and equipment distribution (1)	$1,498	$2,419
Franchise and other (1), (2)	1,974	2,102
Inter-segment profit	158	72
Combined	3,630	4,593
Less inter-segment profit	(158)	(72)
Corporate administration and other	(1,769)	(1,795)
Income before taxes	$1,703	$2,726

Income tax provision (benefit):
Food and equipment distribution	$--	$--
Franchise and other	--	--
Combined	--	--
Corporate administration and other	531	(99)
Income tax (benefit) provision	$531	$(99)

(1) Does not include full allocation of corporate administration.

(2) Company stores that were closed are included in discontinued operations in the accompanying consolidated statement of operations.

F 20

	Year Ended
	June 28,	June 29,
	2009	2008
Capital Expenditures:
Food and equipment distribution	$--	$--
Franchise and other	708	10
Combined	708	10
Corporate administration and other	341	239
Consolidated capital expenditures	$1,049	$249

Assets:
Food and equipment distribution	$2,369	$3,311
Franchise and other	1,363	629
Combined	3,732	3,940
Corporate administration and other	3,330	3,895
Consolidated assets	$7,062	$7,835

Geographic Information (Revenues):
United States	$42,815	$47,709
Foreign countries	1,031	1,809
Consolidated total	$43,846	$49,518

NOTE L– SUBSEQUENT EVENTS:

In accordance with SFAS No. 165, we have evaluated events or transactions occurring after June 28, 2009, the balance sheet date, through September 23, 2009, the date the financial statements were issued, and determined there have been no such events or transactions which would impact our financial statements for the year ended June 28, 2009.

F 21