Form 10-Q
period 2009-09-27
PIZZA INN INC /MO/
filed 2009-11-05
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2009

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

     As of November 4, 2009, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Statements of Operations for the three months
ended September 27, 2009 and September 28, 2008 (unaudited)	3

Condensed Consolidated Balance Sheets at September 27, 2009 (unaudited)
and June 28, 2009	4

Condensed Consolidated Statements of Cash Flows for the three months
ended September 27, 2009 and September 28, 2008 (unaudited)	5

Supplemental Disclosures of Cash Flow Information for the three months ended
September 27, 2009 and September 28, 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
REVENUES:	2009	2008

Food and supply sales	$8,395	$10,134
Franchise revenue	1,062	1,064
Restaurant sales	543	190
	10,000	11,388

COSTS AND EXPENSES:
Cost of sales	8,116	9,655
Franchise expenses	467	479
General and administrative expenses	777	687
Severance	--	37
Bad debt	15	15
Interest expense	14	12
	9,389	10,885

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	611	503
Income taxes	206	161
INCOME FROM CONTINUING OPERATIONS	405	342

Loss from discontinued operations, net of taxes	(39)	(49)
NET INCOME	366	293

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.05	$0.04
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.05	$0.03

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.05	$0.04
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.05	$0.03

Weighted average common shares outstanding - basic	8,011	8,946

Weighted average common and
potential dilutive common shares outstanding	8,011	8,970

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 27,	June 28,
ASSETS	2009 (unaudited)	2009

CURRENT ASSETS
Cash and cash equivalents	$91	$274
Accounts receivable, less allowance for bad debts
of $92 and $203, respectively	2,746	2,559
Income tax receivable	--	80
Inventories	1,359	1,371
Property held for sale	17	17
Deferred income tax assets	618	618
Prepaid expenses and other	480	233
Total current assets	5,311	5,152

LONG-TERM ASSETS
Property, plant and equipment, net	2,210	1,743
Deferred income tax assets	86	86
Deposits and other	102	81
	$7,709	$7,062
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,742	$1,806
Deferred revenues	325	132
Accrued expenses	1,129	1,009
Total current liabilities	3,196	2,947

LONG-TERM LIABILITIES
Deferred gain on sale of property	153	159
Deferred revenues	236	246
Bank debt	645	621
Other long-term liabilities	24	37
Total liabilities	4,254	4,010

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,778	8,741
Retained earnings	19,162	18,796
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	3,455	3,052
	$7,709	$7,062

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$366	$293
Adjustments to reconcile net income to
cash used for operating activities:
Depreciation and amortization	72	83
Stock compensation expense	37	55
Provision for bad debts	15	15
Changes in operating assets and liabilities:
Notes and accounts receivable	(122)	209
Inventories	12	(20)
Accounts payable - trade	(64)	(866)
Accrued expenses	(43)	(327)
Deferred revenue	177	12
Prepaid expenses and other	(281)	(120)
Cash provided (used) for operating activities	169	(666)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(539)	(407)
Cash used for investing activities	(539)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	24	301
Cash overdraft	163	582
Repurchase of common stock	--	(814)
Cash provided by financing activities	187	69

Net decrease in cash and cash equivalents	(183)	(1,004)
Cash and cash equivalents, beginning of period	274	1,157
Cash and cash equivalents, end of period	$91	$153

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(In thousands)

(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2009	2008

CASH PAYMENTS FOR:

Interest	$14	$12
Income taxes	50	--

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

Fiscal Quarters

Fiscal first quarters ended September 27, 2009 and September 28, 2008, both contained 13 weeks.

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

Stock-Based Compensation

We account for stock options using the fair value recognition provisions of the authoritative guidance on share-based payments.

The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. The authoritative guidance also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

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

New Accounting Pronouncements

In June 2009, the FASB issued new authoritative guidance regarding accounting standards codification that will become the source of authoritative U.S. Generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. The Company adopted the new guidance in the first quarter of fiscal 2010. The new guidance did not affect the Company’s financial position and results of operations, but did affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million to $3.0 million per fiscal year.

On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7.0 million of the Company’s common stock. As of September 27, 2009, $0.6 million was outstanding on the CIT Credit Facility at an interest rate of 3.5% and the Company had additional borrowing availability of $1.9 million.

(3)     Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. As of September 27, 2009, there were 848,425 shares available to be repurchased under the plan.

The Company is also subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided unfavorably.

(4)     Stock-Based Compensation

For the three months ended September 27, 2009, we recognized stock-based compensation of $37,000. As of September 27, 2009, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the Company’s outstanding stock options for the three months ended September 27, 2009 and September 28, 2008:

	Three Months Ended
	September 27, 2009	September 28, 2008

Outstanding at beginning of year	485,000	588,358

Granted	115,510	270,000
Exercised	--	(10,000)
Forfeited/Canceled/Expired	--	(563,358)

Outstanding at end of period	600,510	285,000

Exercisable at end of year	247,000	30,000

(5)     Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 27, 2009		September 28, 2008
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$405	$405	$342	$342
Discontinued operations	(39)	(39)	(49)	(49)
Net income available to common stockholders	$366	$366	$293	$293

Weighted average common shares	8,011	8,011	8,946	8,946
Dilutive stock options	--	--	24	--
Average common shares outstanding	8,011	8,011	8,970	8,946

Income from continuing operations per share	$0.05	$0.05	$0.04	$0.04
Discontinued operations loss per common share	$--	$--	$(0.01)	$(0.01)
Net income per common share	$0.05	$0.05	$0.03	$0.03

For the three months ended September 27, 2009, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period. For the three months ended September 28, 2008, options to purchase 275,000 shares of common stock at exercise prices ranging from $2.51 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

(6)     Closed restaurants and discontinued operations

The authoritative guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that discontinued operations that meet certain criteria be reflected in the statement of operations after results of continuing operations as a net amount. This guidance also requires that the operations of the closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

The authoritative guidance on “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This authoritative guidance also establishes that fair value is the objective for initial measurement of the liability.

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007. The results of operations for these two restaurants are reported as discontinued operations in the accompanying Condensed Consolidated Statement of Operations. No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value. The net realizable value remains unchanged. The two properties are on the market for sub-lease. Because we believe that the properties will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under these non-cancelable leases.

(7)     Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.7 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences. During the three months ended September 27, 2009, the Company provided $0.2 million in net tax expense. In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined was used to provide for income taxes on a current year to date basis.

(8)     Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At September 27, 2009, the Company had approximately $17,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment.

(9)     Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 27, 2009 and September 28, 2008 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	September 27,	September 28,
	2009	2008
Net sales and operating revenues:
Food and equipment distribution	$8,395	$10,134
Franchise and other (2)	1,605	1,254
Intersegment revenues	199	65
Combined	10,199	11,453
Less intersegment revenues	(199)	(65)
Consolidated revenues	$10,000	$11,388

Depreciation and amortization:
Food and equipment distribution	$--	$--
Franchise and other (2)	46	66
Combined	46	66
Corporate administration and other	26	17
Depreciation and amortization	$72	$83

Interest expense:
Food and equipment distribution	$--	$--
Franchise and other (2)	--	--
Combined	--	--
Corporate administration and other	14	12
Interest expense	$14	$12

Operating income:
Food and equipment distribution (1)	$434	$288
Franchise and other (1) (2)	534	524
Intersegment profit	53	15
Combined	1,021	827
Less intersegment profit	(53)	(15)
Corporate administration and other	(343)	(297)
Operating income	$625	$515

Geographic information (revenues):
United States	$9,820	$11,050
Foreign countries	180	338
Consolidated total	$10,000	$11,388

(1)	Does not include full allocation of corporate administration.
(2)	Company stores that were closed are included in discontinued operations in the accompanying condensed consolidated statements of operations.

(10)     Subsequent Events

We have evaluated events or transactions occurring after September 27, 2009, the balance sheet date, through November 5, 2009, the date the financial statements were issued, and determined there have been no such events or transactions which would impact our financial statements for the quarter ended September 27, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 28, 2009, and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 28, 2009. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn." Our distribution division is Norco Restaurant Services Company (“Norco”). At September 27, 2009, there were 310 domestic and international Pizza Inn restaurants, consisting of three Company-owned domestic restaurants, 237 franchised domestic restaurants, and 70 franchised international restaurants. The 240 domestic restaurants consisted of: (i) 154 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 38 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 48 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”). The 240 domestic restaurants were located in 17 states predominately situated in the southern half of the United States. The 70 international restaurants were located in 11 foreign countries.

Basic and diluted income per common share increased to $0.05 for the three month period ended September 27, 2009 compared to $0.03 for the comparable period ended September 28, 2008.  Net income for the three month period ended September 27, 2009 increased $73,000 to $366,000 from $293,000 for the comparable period in the prior fiscal year, on revenues of $10.0 million for the three month period ended September 27, 2009 and $11.4 million for the comparable period in the prior fiscal year.      The increase in net income during the three month period ended September 27, 2009, was primarily due to a non-recurring inventory adjustment in the prior year of approximately $0.2 million offset by higher income taxes.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	September 27,	September 28,
	2009	2008
Domestic retail sales Buffet Units (in thousands)	$26,762	$27,762
Domestic retail sales Delco Units (in thousands)	$2,253	$2,745
Domestic retail sales Express Units (in thousands)	$1,037	$1,262
Total domestic retail sales (in thousands)	$30,052	$31,769

Average number of domestic Buffet Units	152	156
Average number of domestic Delco Units	37	41
Average number of domestic Express Units	49	55

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

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended September 27, 2009 decreased 17%, or $1.7 million, to $8.4 million from $10.1 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for $1.5 million of the decrease, driven primarily by two factors: (i) a 31% decrease in cheese prices; and (ii) a decrease in total domestic chain-wide retail sales of 5%, or $1.7 million compared to the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, was flat at $1.1 million for the three month period ended September 27, 2009 compared to the comparable period for the prior fiscal year. A decrease in domestic royalties resulting from lower retail sales driven by unit closures in the prior fiscal year and the decrease in comparable store sales offset by increased domestic franchise fees and a one time royalty buy-out of $44,000. Due to the “0% First Year Royalty” incentive program the Company had in place for new buffet franchise units signed by the end of the prior fiscal year, new buffets opened during the current fiscal year will not generate increased domestic royalties. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Domestic royalties	$851	$915
Domestic royalties - buy-out	44	--
International royalties	121	140
International franchise fees	6	9
Domestic franchise fees	40	--
Franchise revenue	$1,062	$1,064

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 186%, or $353,000, to $543,000 for the three month period ended September 27, 2009 compared to $190,000 for the comparable period in the prior fiscal year. The Company opened a new store in Denton, Texas on October 15, 2008 and a new store in Fort Worth, Texas on September 15, 2009. The following chart summarizes the sales by location (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Plano, Texas	$160	$190
Denton, Texas - opened October 2008	311	--
Fort Worth, Texas - opened September 2009	72	--
Restaurant sales	$543	$190

 Costs and Expenses

Cost of Sales

Cost of sales, which includes primarily direct materials, distribution fees and labor directly related to food and supply sales and restaurant sales, decreased 16%, or $1.5 million, for the three month period ended September 27, 2009 compared to the comparable period for the prior fiscal year. This decrease was primarily the result of lower commodity costs combines with lower food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses decreased 3%, or $12,000 for the three month period ended September 27, 2009 compared to the comparable period in the prior fiscal year. These savings were the result of lower amortization of the re-acquired area developer territory. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Payroll	$508	$477
Travel	44	29
Allocated overhead	(114)	(155)
Amortize re-acquired area developer territory	--	46
Research and development	8	23
Other	21	59
Franchise expenses	$467	$479

General and Administrative Expenses

General and administrative expenses increased 13%, or $0.1 million, to $0.8 million for the three month period ended September 27, 2009 compared to $0.7 million for the comparable period for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Payroll	$394	$310
Legal fees	13	41
Other professional fees	105	105
Insurance and taxes	73	73
Allocated overhead	(252)	(232)
Occupancy costs	151	154
New store opening costs	70	6
Stock compensation expense	38	55
Other	185	175
General and administrative expenses	$777	$687

The increase in general and administrative expenses during the three months ended September 27, 2009 was primarily due to an increase in payroll associated with earned bonuses and general and administrative expenses associated with the new Company owned store in Fort Worth, Texas, which were offset by a reduction in legal fees and stock compensation expense.

Provision for Bad Debts

Provision for bad debt expense remained at $15,000 for the three month period ended September 27, 2009 and for the comparable period in the prior fiscal year.

Interest Expense

Interest expense was relatively unchanged for the three month period ended September 27, 2009 from the comparable periods in the prior fiscal year.

Provision for Income Tax

For the three month period ended September 27, 2009, income tax expense of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.7 million.

Discontinued Operations

Discontinued operations includes losses from two Company-owned stores closed in Houston, Texas during the quarter ended September 23, 2007. Below is a summary of discontinued operations (in thousands):

	Three Months Ended
	September 27,	September 28,
	2009	2008
Sales	$--	$--
Cost of Sales	--	--
General and Administrative	39	49
Total loss from discontinued operations	$(39)	$(49)

Restaurant Openings and Closings

During the three month period ended September 27, 2009, one new domestic Buffet Unit, one new Delco Unit and two international Units were opened by Pizza Inn franchisees and one Buffet Unit was opened as a Company store. Four domestic restaurants were closed by franchisees (one Delco Unit and three Express Units) typically because of unsatisfactory standards of operation or poor performance. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three month periods ended September 27, 2009 and September 28, 2008:

Three months ended September 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	2	--	154
Delco Units	38	1	1	38
Express Units	51	--	3	48
International Units	68	2	--	70
Total	309	5	4	310

Three months ended September 28, 2008

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	158	--	3	155
Delco Units	41	--	--	41
Express Units	56	1	2	55
International Units	68	--	--	68
Total	323	1	5	319

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and use of our credit facilities from time to time.

Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses. In the three month period ended September 27, 2009, cash provided by operations was $0.2 million as compared to cash used by operating activities of $0.7 million in the comparable period for the prior year. This increase in cash provided by operating activities was due to a slight increase in net income, a significantly lower reduction in trade payables, increased deferred franchise fees and lower reduction in accrued expenses due to year end bonuses paid in the first quarter of the prior year.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets. The Company used cash of $0.5 million for the three month period ended September 27, 2009, primarily for a new Company store that opened in Fort Worth, Texas. This compares to cash used by investing activities of $0.4 million attributed to the Denton store for the same period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period and repurchases of outstanding shares of our common stock. Net cash provided by financing activities was $187,000 in the three month period ended September 27, 2009 compared to $69,000 for the comparable period in the prior fiscal year. This increase in cash provided by financing activities was primarily due to the absence of repurchases in the first quarter of fiscal 2010, partially offset by lower net borrowings and cash overdraft.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.7 million without reliance on material non-routine income.

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million to $3.0 million per fiscal year.

On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7.0 million of the Company’s common stock. As of September 27, 2009, $0.6 million was outstanding on the CIT Credit Facility at an interest rate of 3.5% and the Company had additional borrowing availability of $1.9 million.

Management believes the cash on hand combined with cash from operations and available credit facilities is sufficient to fund operations for the next 12 months.

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

As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under the authoritative guidance on “Accounting for Income Taxes.” The entire valuation allowance was released in fiscal 2008. As a result, the effective tax rate for fiscal 2010 is estimated to be 34%.

The Company assesses its exposures to loss contingencies, including legal matters, based upon factors such as the current status of the cases and consultations with external counsel and accrues a reserve if a loss is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management’s estimate, operating results could be impacted.

Recent Accounting Pronouncements

In June 2009, the FASB issued new authoritative guidance regarding accounting standards codification that will become the source of authoritative U.S. Generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. The Company adopted the new guidance in the first quarter of fiscal 2010. The new guidance did not affect the Company’s financial position and results of operations, but did affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the three month period ended September 27, 2009 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the three months ending September 27, 2009. As of September 27, 2009, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

Dated: November 5, 2009