Form 10-Q
period 2009-12-27
PIZZA INN INC /MO/
filed 2010-02-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2009

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

(469) 384-5000
(Registrant's telephone number,
including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

     As of February 5, 2010, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page

Condensed Consolidated Statements of Operations for the three months and six months
ended December 27, 2009 and December 28, 2008 (unaudited)	4

Condensed Consolidated Balance Sheets at December 27, 2009 (unaudited)
and June 28, 2009	5

Condensed Consolidated Statements of Cash Flows for the six months
ended December 27, 2009 and December 28, 2008 (unaudited)	6

Supplemental Disclosures of Cash Flow Information for the six months ended
December 27, 2009 and December 28, 2008 (unaudited)	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
REVENUES:	2009	2008	2009	2008

Food and supply sales	$8,616	$9,645	$17,011	$19,779
Franchise revenue	1,004	1,044	2,066	2,108
Restaurant sales	791	589	1,334	779
	10,411	11,278	20,411	22,666
COSTS AND EXPENSES:
Cost of sales	8,461	9,376	16,577	19,031
Franchise expenses	430	470	897	949
General and administrative expenses	838	856	1,615	1,543
Severance	--	--	--	37
Bad debt	25	30	40	45
Provision for litigation costs	--	263	--	263
Interest expense	12	16	26	28
	9,766	11,011	19,155	21,896
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	645	267	1,256	770
Income taxes	217	74	423	235
INCOME FROM CONTINUING OPERATIONS	428	193	833	535

Loss from discontinued operations, net of taxes	(41)	(57)	(80)	(106)
NET INCOME	$387	$136	$753	$429

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.05	$0.02	$0.10	$0.06
Loss from discontinued operations	--	--	(0.01)	(0.01)
Net income	$0.05	$0.02	$0.09	$0.05

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:
Income from continuing operations	$0.05	$0.02	$0.10	$0.06
Loss from discontinued operations	--	--	(0.01)	(0.01)
Net income	$0.05	$0.02	$0.09	$0.05

Weighted average common shares outstanding - basic	8,011	8,713	8,011	8,827

Weighted average common and
potential dilutive common shares outstanding	8,011	8,713	8,011	8,832

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 27,	June 28,
ASSETS	2009 (unaudited)	2009
CURRENT ASSETS
Cash and cash equivalents	$77	$274
Accounts receivable, less allowance for bad debts
of $117 and $203, respectively	3,170	2,559
Income tax receivable	--	80
Inventories	1,686	1,371
Property held for sale	17	17
Deferred income tax assets	618	618
Prepaid expenses and other	411	233
Total current assets	5,979	5,152
LONG-TERM ASSETS
Property, plant and equipment, net	2,214	1,743
Deferred income tax assets	86	86
Deposits and other	131	81
	$8,410	$7,062
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,980	$1,806
Deferred revenues	283	132
Accrued expenses	1,205	1,009
Total current liabilities	3,468	2,947

LONG-TERM LIABILITIES
Deferred gain on sale of property	146	159
Deferred revenues	227	246
Bank debt	659	621
Other long-term liabilities	27	37
Total liabilities	4,527	4,010

COMMITMENTS AND CONTINGENCIES (See Note 3)
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,819	8,741
Retained earnings	19,549	18,796
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	3,883	3,052
	$8,410	$7,062

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 27,	December 28,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$753	$429
Adjustments to reconcile net income to
cash used for operating activities:
Depreciation and amortization	164	143
Stock compensation expense	79	102
Provision for litigation costs	--	263
Provision for bad debts	40	45
Changes in operating assets and liabilities:
Notes and accounts receivable	(571)	(111)
Inventories	(315)	81
Accounts payable - trade	172	(790)
Accrued expenses	196	(486)
Deferred revenue	119	28
Prepaid expenses and other	(238)	--
Cash provided (used) by operating activities	399	(296)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(634)	(832)
Cash used by investing activities	(634)	(832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	38	992
Cash overdraft	--	302
Repurchase of common stock	--	(1,173)
Cash provided by financing activities	38	121

Net decrease in cash and cash equivalents	(197)	(1,007)
Cash and cash equivalents, beginning of period	274	1,157
Cash and cash equivalents, end of period	$77	$150

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(In thousands)

(Unaudited)

	Six Months Ended
	December 27,	December 28,
	2009	2008
CASH PAYMENTS FOR:

Interest	$26	$25
Income taxes	250	196

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

Fiscal Quarters

Fiscal second quarters ended December 27, 2009 and December 28, 2008 both contained 13 weeks and fiscal year to date ended December 27, 2009 and December 28, 2008 both contained 26 weeks.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance regarding accounting standards codification that will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. The Company adopted the new guidance in the first quarter of fiscal 2010. The new guidance did not affect the Company’s financial position and results of operations, but did affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

(2)         Long-Term Debt

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility was determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility was at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) were pledged to secure payment and performance of the CIT Credit Facility, which was subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million to $3.0 million per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7.0 million of the Company’s common stock. As of December 27, 2009, $0.7 million was outstanding on the CIT Credit Facility at an interest rate of 3.5% and the Company had additional borrowing availability of $2.3 million.

Effective January 11, 2010, the Company repaid and terminated the CIT Credit Facility in connection with the implementation of a replacement credit facility. (See Note 10.)

(3)         Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. As of December 27, 2009, there were 848,425 shares available to be repurchased under the plan.

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

(4)        Stock-Based Compensation

For the quarter and six months ended December 27, 2009, we recognized stock-based compensation of $41,000 and $79,000, respectively. As of December 27, 2009, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the Company’s outstanding stock options for the six months ended December 27, 2009 and December 28, 2008:

	Six Months Ended
	December 27, 2009	December 28, 2008

Outstanding at beginning of year	485,000	275,000

Granted	115,510	290,000
Exercised	--	--
Forfeited/Canceled/Expired	--	(95,000)

Outstanding at end of period	600,510	470,000

Exercisable at end of period	259,000	86,000

(5)         Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	December 27, 2009		December 28, 2008
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$428	$428	$193	$193
Discontinued operations	(41)	(41)	(57)	(57)
Net income available to common stockholders	$387	$387	$136	$136

Weighted average common shares	8,011	8,011	8,713	8,713
Dilutive stock options	--	--	--	--
Average common shares outstanding	8,011	8,011	8,713	8,713

Income from continuing operations per share	$0.05	$0.05	$0.02	$0.02
Discontinued operations loss per common share	$--	$--	$--	$--
Net income per common share	$0.05	$0.05	$0.02	$0.02

	Six Months Ended
	December 27, 2009		December 28, 2008
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$833	$833	$535	$535
Discontinued operations	(80)	(80)	(106)	(106)
Net income available to common stockholders	$753	$753	$429	$429

Weighted average common shares	8,011	8,011	8,827	8,827
Dilutive stock options	--	--	5	--
Average common shares outstanding	8,011	8,011	8,832	8,827

Income from continuing operations per share	$0.10	$0.10	$0.06	$0.06
Discontinued operations loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income per common share	$0.09	$0.09	$0.05	$0.05

For the quarter and six months ended December 27, 2009, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period. For the quarter and six months ended December 28, 2008, options to purchase 465,000 and 225,000 shares of common stock, respectively, at exercise prices ranging from $2.23 to $3.17 and $2.51 to $3.17 per share, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

(7)         Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.7 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences. During the three and six months ended December 27, 2009, the Company provided $0.2 million and $0.4 million, respectively in net tax expense. In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined was used to provide for income taxes on a current year to date basis.

(8)         Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria. At December 27, 2009, the Company had approximately $17,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment.

(9)         Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 27, 2009 and December 28, 2008 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008
Net sales and operating revenues:
Food and equipment distribution	$8,616	$9,645	$17,011	$19,779
Franchise and other (2)	1,795	1,633	3,400	2,887
Intersegment revenues	262	232	461	297
Combined	10,673	11,510	20,872	22,963

Less intersegment revenues	(262)	(232)	(461)	(297)
Consolidated revenues	$10,411	$11,278	$20,411	$22,666

Depreciation and amortization:
Food and equipment distribution	$--	$--	$--	$--
Franchise and other (2)	67	39	113	105
Combined	67	39	113	105
Corporate administration and other	25	21	51	38
Depreciation and amortization	$92	$60	$164	$143

Interest expense:
Food and equipment distribution	$--	$--	$--	$--
Franchise and other (2)
Combined	--	--	--	--
Corporate administration and other	12	16	26	28
Interest expense	$12	$16	$26	$28

Operating income:
Food and equipment distribution (1)	$478	$398	$912	$686
Franchise and other (1), (2)	577	531	1,111	1,043
Intersegment profit	67	55	120	70
Combined	1,122	984	2,143	1,799
Less intersegment profit	(67)	(55)	(120)	(70)
Corporate administration and other	(410)	(662)	(767)	(959)
Operating income	$645	$267	$1,256	$770

Geographic information (revenues):
United States	$10,239	$11,068	$20,059	$22,118
Foreign countries	172	210	352	548
Consolidated total	$10,411	$11,278	$20,411	$22,666

(10)       Subsequent Events

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.

The Company may borrow, repay and reborrow under the revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable, and the Company is required to maintain a zero balance on the revolving credit facility for at least 30 consecutive days each year. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly. A quarterly commitment fee of 0.25% is payable on the average unused portion of the revolving credit facility.

Through January 11, 2011, Amegy has agreed to make up to four term loans under the term facility. Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment. Interest only is payable monthly on each term loan for up to 120 days after the initial advance. Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy. A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment. The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information. The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities. If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.

We have evaluated events or transactions occurring after December 27, 2009, the balance sheet date, through February 9, 2010, the date the financial statements were issued, and determined there have been no such events or transactions which would impact our financial statements for the quarter ended December 27, 2009, except as noted above.

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

Results of Operations

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn." Our distribution division is Norco Restaurant Services Company (“Norco”). At December 27, 2009, there were 313 domestic and international Pizza Inn restaurants, consisting of three Company-owned domestic restaurants, 234 franchised domestic restaurants, and 76 franchised international restaurants. The 237 domestic restaurants consisted of: (i) 151 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 39 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 47 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”). The 237 domestic restaurants were located in 17 states predominately situated in the southern half of the United States. The 76 international restaurants were located in 11 foreign countries.

Basic and diluted income per common share increased to $0.05 for the three month period ended December 27, 2009 compared to $0.02 for the comparable period ended December 28, 2008.  Net income for the three month period ended December 27, 2009 increased $0.3 million to $0.4 million from $0.1 million for the comparable period in the prior fiscal year, on revenues of $10.4 million for the three month period ended December 27, 2009 and $11.3 million for the comparable period in the prior fiscal year.      The increase in net income during the three month period ended September 27, 2009, was primarily due to a non-recurring legal settlement in the prior year of approximately $0.2 million.

Year-to-date basic and diluted net income per share increased to $0.09 per share as of December 27, 2009, compared to $0.05 for the comparable period ended December 28, 2008. Net income for the first six months of fiscal 2010 increased to $0.8 million on revenues of $20.4 million as compared to net income of $0.4 million on revenues of $22.7 million for the similar period of fiscal 2009. The increase in net income for the first half of fiscal 2010 as compared to the same period of fiscal 2009 was primarily attributable to a non-recurring legal settlement and severance payments incurred in fiscal 2009.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants. The following table summarizes these key performance indicators.

	Three Months Ended
	December 27,	December 28,
	2009	2008
Domestic retail sales Buffet Units (in thousands)	$25,425	$26,950
Domestic retail sales Delco Units (in thousands)	$2,223	$2,658
Domestic retail sales Express Units (in thousands)	$977	$1,277
Total domestic retail sales (in thousands)	$28,625	$30,885
Average number of domestic Buffet Units	153	154
Average number of domestic Delco Units	39	40
Average number of domestic Express Units	47	55

	Six Months Ended
	December 27,	December 28,
	2009	2008
Domestic retail sales Buffet Units (in thousands)	$52,187	$54,712
Domestic retail sales Delco Units (in thousands)	$4,476	$5,407
Domestic retail sales Express Units (in thousands)	$2,014	$2,539
Total domestic retail sales (in thousands)	$58,677	$62,658
Average number of domestic Buffet Units	153	155
Average number of domestic Delco Units	38	40
Average number of domestic Express Units	48	55

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

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended December 27, 2009 decreased 11%, or $1.0 million, to $8.6 million from $9.6 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the decrease, driven primarily by two factors: (i) a 15% decrease in cheese prices; and (ii) a decrease in total domestic chain-wide retail sales of 7%, or $2.3 million, compared to the same period in the prior fiscal year. Food and supply sales for the six month period ended December 27, 2009 decreased 14%, or $2.8 million, to $17.0 million from $19.8 million in the same period in the prior fiscal year. Domestic food and paper sales accounted for $2.5 million of the decrease, driven primarily by the same two factors: (i) a 23% decrease in cheese prices; and (ii) a decrease in total domestic chain-wide retail sales of 6%, or $4 million, compared to the same period in the prior fiscal year.

Franchise Revenue

 Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 4%, or $40,000, for the three month period ended December 27, 2009 compared to the comparable period for the prior fiscal year. Franchise revenues decreased 2%, or $42,000, for the six month period ended December 27, 2009 compared to the same period of the prior year. The decrease in domestic royalties is the result of lower retail sales driven by unit closures and the decrease in comparable store sales. The decrease in domestic royalties is offset by higher domestic and international franchise fees, and income generated from the buyout by a franchisee of the existing franchise agreement for $44,000 in the first quarter of this fiscal year. Due to the “0% First Year Royalty” incentive program the Company had in place for new franchise Buffet Units signed by the end of the prior fiscal year, new Buffet Units opened during the current fiscal year will not generate increased domestic royalties. The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Domestic royalties	$802	$874
International royalties	113	110
Domestic franchise fees	54	60
International franchise fees	35	--
Franchise revenue	$1,004	$1,044

	Six Months Ended
	December 27,	December 28,
	2009	2008
Domestic royalties	$1,653	$1,789
Domestic royalties - buy-out	44	--
International royalties	234	250
Domestic franchise fees	94	69
International franchise fees	41	--
Franchise revenue	$2,066	$2,108

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 34%, or $0.2 million, to $0.8 million for the three month period ended December 27, 2009 compared to $0.6 million for the comparable period in the prior fiscal year. For the six month period ended December 27, 2009 restaurant sales increased 71%, or $0.6 million, to $1.3 million for the six month period ended December 27, 2009 compared to $0.8 million for the comparable period in the prior fiscal year. The Company opened a new store in Denton, Texas on October 15, 2008 and a new store in Fort Worth, Texas on September 15, 2009. The following chart summarizes the sales by location (in thousands):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Plano, Texas	$167	$176
Denton, Texas - opened October 2008	285	413
Fort Worth, Texas - opened September 2009	339	--
Restaurant sales	$791	$589

	Six Months Ended
	December 27,	December 28,
	2009	2008
Plano, Texas	$327	$366
Denton, Texas - opened October 2008	597	413
Fort Worth, Texas - opened September 2009	410	--
Restaurant sales	$1,334	$779

Costs and Expenses

Cost of Sales

Cost of sales, which includes primarily direct materials, distribution fees and labor directly related to food and supply sales and restaurant sales, decreased 10%, or $0.9 million, for the three month period ended December 27, 2009 compared to the comparable period for the prior fiscal year. Cost of sales decreased 13%, or $2.5 million, for the six month period ended December 27, 2009 compared to the comparable period for the prior fiscal year. These decreases were primarily the result of lower commodity costs combined with lower food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses decreased 9%, or $40,000, for the three month period ended December 27, 2009 compared to the comparable period in the prior fiscal year. For the six month period ended December 27, 2009 franchise expenses decreased 5%, or $52,000, from the comparable period of the prior year. These savings were largely the result of lower amortization of a re-acquired area developer territory and reduced research and development, training material and sales related costs, offset by higher payroll for additional training and international franchise sales personnel. The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Payroll	$456	$435
Training Materials	7	20
Sales Related Costs	2	37
Travel	44	52
Allocated overhead	(108)	(105)
Research and development	--	15
Other	29	16
Franchise expenses	$430	$470

	Six Months Ended
	December 27,	December 28,
	2009	2008
Payroll	$964	$912
Training Materials	11	47
Sales Related Costs	6	46
Travel	88	81
Allocated overhead	(222)	(260)
Amortize re-acquired area developer territory	--	46
Research and development	8	37
Other	42	40
Franchise expenses	$897	$949

General and Administrative Expenses

General and administrative expenses decreased 2%, or $18,000, to $838,000 for the three month period ended December 27, 2009 compared to $856,000 for the comparable period for the prior fiscal year. For the six month period ended December 27, 2009 general and administrative expenses increased 5%, or $0.1 million, to $1.6 million from $1.5 million for the prior fiscal year. The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	December 27,	December 28,
	2009	2008
Payroll	$336	$356
Legal fees	84	32
Other professional fees	156	167
Insurance and taxes	71	68
Allocated overhead	(238)	(239)
Occupancy costs	148	150
Company stores	87	116
Stock compensation expense	41	47
Other	153	159
General and administrative expenses	$838	$856

	Six Months Ended
	December 27,	December 28,
	2009	2008
Payroll	$725	$664
Legal fees	96	73
Other professional fees	261	273
Insurance and taxes	130	131
Allocated overhead	(491)	(472)
Occupancy costs	300	317
Company stores	212	150
Stock compensation expense	79	102
Other	303	305
General and administrative expenses	$1,615	$1,543

The decrease in general and administrative expenses during the three months ended December 27, 2009 was primarily due to a lower new store opening costs which were partially offset by higher legal fees. The increase in general and administrative expenses during the six months ended December 27, 2009 was due to higher payroll associated with earned bonuses and general and administrative expenses associated with the new Company owned store in Fort Worth, Texas.

Provision for Bad Debts

Provision for bad debt expense decreased 17%, or $5,000, for the three month period ended December 27, 2009 compared to the same period in the prior fiscal year. Provision for bad debt expense decreased 11%, or $5,000, for the six month period ended December 27, 2009 compared to the same period in the prior fiscal year.

Interest Expense

Interest expense decreased 25%, or $4,000, for the three month period ended December 27, 2009 compared to the same period in the prior fiscal year. Interest expense decreased 7%, or $2,000, for the six month period ended December 27, 2009 compared to the same period in the prior fiscal year.

Provision for Income Tax

For the three month period and six month period ended December 27, 2009, income tax expense of $0.2 million and $0.4 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.7 million.

Discontinued Operations

Discontinued operations includes ongoing occupancy costs associated with the two Company-owned stores closed in Houston, Texas during the first quarter of fiscal year 2008.

Restaurant Openings and Closings

During the three month period ended December 27, 2009, one new domestic Buffet Unit, two new Delco Unit and six international Units were opened by Pizza Inn franchisees. Six domestic restaurants were closed by franchisees (four Buffet Units, one Delco and one Express Unit) typically because of unsatisfactory standards of operation or poor performance. During the six month period ended December 27, 2009, two new domestic Buffet Units, three new Delco Units and eight international Units were opened by Pizza Inn franchisees, with one additional domestic Buffet Unit opened as a Company store. Ten domestic restaurants were closed by franchisees (four Buffet Units, two Delco Units and four Express Units) typically because of unsatisfactory standards of operation or poor performance. The territory of one of the closed Buffet Units was acquired by the Company and is adjacent to an existing Company owned Buffet Unit. We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant. For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three and six month periods ended December 27, 2009 and December 28, 2008:

Three months ended December 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	154	1	4	151
Delco Units	38	2	1	39
Express Units	48	--	1	47
International Units	70	6	--	76
Total	310	9	6	313

Three months ended December 28, 2008

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	155	3	2	156
Delco Units	41	1	2	40
Express Units	55	3	1	57
International Units	68	1	1	68
Total	319	8	6	321

Six months ended December 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	3	4	151
Delco Units	38	3	2	39
Express Units	51	--	4	47
International Units	68	8	--	76
Total	309	14	10	313

Six months ended December 28, 2008

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	158	3	5	156
Delco Units	41	1	2	40
Express Units	56	4	3	57
International Units	68	1	1	68
Total	323	9	11	321

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity are cash flows from operating activities and use of our credit facilities from time to time.

Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses. In the six month period ended December 27, 2009, cash provided by operations was $0.4 million as compared to cash used by operating activities of $0.3 million in the comparable period for the prior year. This increase in cash provided by operating activities was primarily due to an increase in net income, a slight increase in trade payables the current year compared to a significant decrease in the prior year, and an increase in accrued expenses in the current year compared to decrease in the prior year due to year end bonuses paid in the first quarter of the prior year and increased deferred franchise fees, all of which was partially offset by increase in accounts receivable, inventory and prepaid expenses.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets. The Company used cash of $0.6 million during the six month period ended December 27, 2009, primarily for a new Company store that opened in Fort Worth, Texas. This compares to cash used by investing activities of $0.8 million attributed primarily to the Denton store and corporate information technology upgrades for the same period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period and repurchases of outstanding shares of our common stock. Net cash provided by financing activities was $38,000 in the six month period ended December 27, 2009 compared to $121,000 for the comparable period in the prior fiscal year. This decrease in cash provided by financing activities was primarily due to the absence of stock repurchases in fiscal 2010, offset by lower net borrowings and cash overdraft.

Credit Facilities

On January 23, 2007, the Company and The CIT Group / Commercial Services, Inc. (“CIT”) entered into an agreement for a revolving credit facility of up to $3.5 million (the “CIT Credit Facility”). The actual availability on the CIT Credit Facility was determined by advance rates on eligible inventory and accounts receivable. Interest on borrowings outstanding on the CIT Credit Facility was at a rate equal to the prime rate plus an interest rate margin of 0.0% to 0.5% or, at the Company’s option, at the LIBOR rate plus an interest rate margin of 2.0% to 3.0%. The specific interest rate margin was based on the Company’s performance under certain financial ratio tests. An annual commitment fee was payable on any unused portion of the CIT Credit Facility at a rate of 0.375%. All of the Company’s (and its subsidiaries’) personal property assets (including, but not limited to, accounts receivable, inventory, equipment, and intellectual property) were pledged to secure payment and performance of the CIT Credit Facility, which was subject to customary covenants for asset-based loans.

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million to $3.0 million per fiscal year. On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7.0 million of the Company’s common stock. As of December 27, 2009, $0.7 million was outstanding on the CIT Credit Facility at an interest rate of 3.5% and the Company had additional borrowing availability of $2.3 million. Effective January 11, 2010, the Company repaid and terminated the CIT Credit Facility in connection with the implementation of a replacement credit facility.

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.

The Company may borrow, repay and reborrow under the revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable, and the Company is required to maintain a zero balance on the revolving credit facility for at least 30 consecutive days each year. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly. A quarterly commitment fee of 0.25% is payable on the average unused portion of the revolving credit facility.

Through January 11, 2011, Amegy has agreed to make up to four term loans under the term facility. Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment. Interest only is payable monthly on each term loan for up to 120 days after the initial advance. Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy. A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment. The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information. The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities. If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.

Conclusion

Management believes the cash on hand combined with cash from operations and available credit facilities is sufficient to fund operations for the next 12 months.

Critical Accounting Policies and Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires the Company’s management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

The Company believes the following critical accounting policies require estimates about the effect of matters that are inherently uncertain or are susceptible to change, and therefore require subjective judgments. Changes in the estimates and judgments could significantly impact the Company’s results of operations and financial condition in future periods.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance regarding accounting standards codification that will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted the new guidance in the first quarter of fiscal 2010. The new guidance did not affect the Company’s financial position and results of operations, but did affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the six month period ended December 27, 2009 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A. Risk Factors

Not applicable to smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the three months ending December 27, 2009. As of December 27, 2009, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Shareholders held on December 16, 2009, the shareholders of the Company elected the following directors, constituting the entire Board of Directors of the Company, to serve terms expiring at the Company’s 2010 Annual Meeting of Shareholders.

243

				%Voted
	For	% Voted For	Withheld	Withheld
Steven M. Johnson	6,050,098	97.17%	176,077	2.83%
James K. Zielke	6,033,375	96.90%	192,800	3.10%
Robert B. Page	5,730,193	92.03%	495,982	7.97%
Ramon D. Phillips	5,649,073	90.73%	577,102	9.27%
Mark E. Schwarz	6,051,191	97.19%	174,984	2.81%
Clinton J. Coleman	5,874,561	94.35%	351,614	5.65%
W.C. Hammett, Jr.	6,033,364	96.90%	192,811	3.10%

At the Company’s 2009 Annual Meeting of Shareholders held on December 16, 2009, the shareholders of the Company also ratified the appointment of Montgomery, Coscia and Greilich, LLP as the Company’s independent registered public accounting firm for fiscal year 2010 as follows:

	For	Against	Abstain
Ratification of Montgomery, Coscia and Greilich, LLP
as Company's independent registered accounting firm.	5,989,236	181,733	55,206

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 filed on November 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated: February 9, 2009