Form 10-Q
period 2010-03-28
PIZZA INN INC /MO/
filed 2010-05-10
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2010

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

As of May 7, 2010, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index
PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.		24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	(Removed and Reserved)	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

	Signatures	25
	Exhibit 31.1	26
	Exhibit 31.2	27
	Exhibit 32.1	28
	Exhibit 32.2	29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
REVENUES:	2010	2009	2010	2009

Food and supply sales	$8,378	$9,136	$25,389	$28,915
Franchise revenue	1,041	1,056	3,107	3,164
Restaurant sales	760	565	2,094	1,344

	10,179	10,757	30,590	33,423

COSTS AND EXPENSES:
Cost of sales	8,163	8,829	24,740	27,860
Franchise expenses	524	497	1,421	1,446
General and administrative expenses	868	793	2,483	2,336
Severance	-	12	-	49
Bad debt	15	15	55	60
Provision for litigation costs	-	-	-	263
Interest expense	26	17	52	45
	9,596	10,163	28,751	32,059

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	583	594	1,839	1,364
Income taxes	183	203	606	438
INCOME FROM CONTINUING OPERATIONS	400	391	1,233	926

Loss from discontinued operations, net of taxes	(38)	(30)	(118)	(136)
NET INCOME	$362	$361	$1,115	$790

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.05	$0.05	$0.15	$0.11
Loss from discontinued operations	-	-	(0.01)	(0.02)
Net income	$0.05	$0.05	$0.14	$0.09

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.05	$0.05	$0.15	$0.11
Loss from discontinued operations	-	-	(0.01)	(0.02)
Net income	$0.05	$0.05	$0.14	$0.09

Weighted average common shares outstanding - basic	8,011	8,522	8,011	8,725

Weighted average common and
potential dilutive common shares outstanding	8,011	8,522	8,011	8,725

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 28,	June 28,
ASSETS	2009 (unaudited)	2009

CURRENT ASSETS
Cash and cash equivalents	$579	$274
Accounts receivable, less allowance for bad debts
of $132 and $203, respectively	3,236	2,559
Income tax receivable	-	80
Inventories	1,563	1,371
Property held for sale	16	17
Deferred income tax assets	618	618
Prepaid expenses and other	331	233
Total current assets	6,343	5,152

LONG-TERM ASSETS
Property, plant and equipment, net	2,139	1,743
Deferred income tax assets	86	86
Deposits and other	154	81
	$8,722	$7,062
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,706	$1,806
Deferred revenues	292	132
Accrued expenses	1,721	1,009
Short-term bank debt	110	-
Total current liabilities	3,829	2,947

LONG-TERM LIABILITIES
Deferred gain on sale of property	140	159
Deferred revenues	217	246
Bank debt	220	621
Other long-term liabilities	27	37
Total liabilities	4,433	4,010

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,863	8,741
Retained earnings	19,911	18,796
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	4,289	3,052
	$8,722	$7,062

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,115	$790
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	258	222
Stock compensation expense	122	150
Provision for litigation costs	-	263
Provision for bad debts	55	60
Changes in operating assets and liabilities:
Notes and accounts receivable	(652)	438
Inventories	(192)	129
Accounts payable - trade	(100)	(701)
Accrued expenses	712	(238)
Deferred revenue	160	-
Prepaid expenses and other	(232)	(8)
Cash provided by operating activities	1,246	1,105

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(650)	(984)
Cash used by investing activities	(650)	(984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	(291)	527
Repurchase of common stock	-	(1,466)
Cash used for financing activities	(291)	(939)

Net increase (decrease) in cash and cash equivalents	305	(818)
Cash and cash equivalents, beginning of period	274	1,157
Cash and cash equivalents, end of period	$579	$339

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2010	2009

CASH PAYMENTS FOR:

Interest	$52	$41
Income taxes	346	220

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

Fiscal Quarters
Fiscal third quarters ended March 28, 2010 and March 29, 2009 both contained 13 weeks and fiscal year to date ended March 28, 2010 and March 29, 2009 both contained 39 weeks.

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

(2)	Long-Term Debt

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 28, 2010 the balance on the term loan facility was $330,000 and the balance on the revolving credit facility was zero.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  As of March 28, 2010, there were 848,425 shares available to be repurchased under the plan.

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

 (4)         Stock-Based Compensation

 For the quarter and nine months ended March 28, 2010, we recognized stock-based compensation of $43,000 and $122,000, respectively.  As of March 28, 2010, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the Company’s outstanding stock options for the nine months ended March 28, 2010 and March 29, 2009:

	Nine Months Ended
	March 28, 2010	March 29, 2009

Outstanding at beginning of year	485,000	275,000

Granted	115,510	305,000
Exercised	-	-
Forfeited/Canceled/Expired	-	(95,000)

Outstanding at end of period	600,510	485,000

Exercisable at end of period	260,500	86,000

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 28, 2010		March 29, 2009
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$400	$400	$391	$391
Discontinued operations	(38)	(38)	(30)	(30)
Net income available to common stockholders	$362	$362	$361	$361

Weighted average common shares	8,011	8,011	8,522	8,522
Dilutive stock options	-	-	-	-
Average common shares outstanding	8,011	8,011	8,522	8,522

Income from continuing operations per share	$0.05	$0.05	$0.05	$0.05
Discontinued operations loss per common share	$-	$-	$-	$-
Net income per common share	$0.05	$0.05	$0.05	$0.05

	Nine Months Ended
	March 28, 2010		March 29, 2009
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$1,233	$1,233	$926	$926
Discontinued operations	(118)	(118)	(136)	(136)
Net income available to common stockholders	$1,115	$1,115	$790	$790

Weighted average common shares	8,011	8,011	8,725	8,725
Dilutive stock options	-	-	-	-
Average common shares outstanding	8,011	8,011	8,725	8,725

Income from continuing operations per share	$0.15	$0.15	$0.11	$0.11
Discontinued operations loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net income per common share	$0.14	$0.14	$0.09	$0.09

For the quarter and nine months ended March 28, 2010, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.  For the quarter and nine months ended March 29, 2009, options to purchase 485,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

Subsequent to quarter end, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under the lease.

(7)           Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.7 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  During the three and nine months ended March 28, 2010, the Company provided $0.2 million and $0.6 million, respectively in net tax expense.  In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined was used to provide for income taxes on a current year to date basis.

(8)	Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.  At March 28, 2010, the Company had approximately $16,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment.

(9)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 28, 2010 and March 29, 2009 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009	2010	2009
Net sales and operating revenues:
Food and supply distribution	$8,378	$9,136	$25,389	$28,915
Franchise and other (2)	1,801	1,621	5,201	4,508
Intersegment revenues	233	175	694	478
Combined	10,412	10,932	31,284	33,901

Less intersegment revenues	(233)	(175)	(694)	(478)
Consolidated revenues	$10,179	$10,757	$30,590	$33,423

Depreciation and amortization:
Food and supply distribution	$-	$-	$-	$-
Franchise and other (2)	68	45	181	150
Combined	68	45	181	150
Corporate administration and other	26	34	77	72
Depreciation and amortization	$94	$79	$258	$222

Interest expense:
Food and supply distribution	$-	$-	$-	$-
Franchise and other (2)
Combined	-	-	-	-
Corporate administration and other	26	17	52	45
Interest expense	$26	$17	$52	$45

Operating income:
Food and supply distribution (1)	$464	$387	$1,376	$1,073
Franchise and other (1), (2)	512	588	1,623	1,631
Intersegment profit	58	45	178	115
Combined	1,034	1,020	3,177	2,819
Less intersegment profit	(58)	(45)	(178)	(115)
Corporate administration and other	(393)	(381)	(1,160)	(1,340)
Operating income	$583	$594	$1,839	$1,364

Geographic information (revenues):
United States	$9,928	$10,548	$29,987	$32,666
Foreign countries	251	209	603	757
Consolidated total	$10,179	$10,757	$30,590	$33,423

(1)	Does not include full allocation of corporate administration.

(2)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(10)	Subsequent Events

We have evaluated events or transactions occurring after March 28, 2010, the balance sheet date, through May 11, 2010, the date the financial statements were issued, and determined there have been no such events or transactions which would impact our financial statements for the quarter ended March 28, 2010.  As mentioned in Footnote 6, subsequent to quarter end the Company entered into a lease buy-out of one of it’s closed locations for $150,000 which eliminated all future obligations under the lease.

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

Results of Operations
Overview

The Company is an operator, franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco”).  At March 28, 2010, there were 311 domestic and international Pizza Inn restaurants, consisting of three Company-owned domestic restaurants, 233 franchised domestic restaurants, and 75 franchised international restaurants.  The 236 domestic restaurants consisted of: (i) 152 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 37 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 47 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 236 domestic restaurants were located in 17 states predominately situated in the southern half of the United States.  The 75 international restaurants were located in 11 foreign countries.

Basic and diluted income per common share remained unchanged at $0.05 for the three month period ended March 28, 2010 compared to the comparable period ended March 29, 2009.  Net income for the three month period ended March 28, 2010 was also flat at $0.4 million compared to the comparable period in the prior fiscal year, on revenues of $10.2 million for the three month period ended March 28, 2010 and $10.8 million for the comparable period in the prior fiscal year.

Year to date basic and diluted net income per share increased to $0.14 per share as of March 28, 2010, compared to $0.09 for the comparable period ended March 29, 2009.  Year to date net income for fiscal 2010 increased to $1.1 million on revenues of $30.6 million as compared to net income of $0.8 million on revenues of $33.4 million for the similar period of fiscal 2009.  The year to date increase in net income for fiscal 2010 as compared to the same period of fiscal 2009 was primarily attributable to a non-recurring legal settlement and severance payments incurred in fiscal 2009.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	March 28,	March 29,
	2010	2009
Domestic retail sales Buffet Units (in thousands)	$25,856	$28,297
Domestic retail sales Delco Units (in thousands)	$2,023	$2,578
Domestic retail sales Express Units (in thousands)	$932	$1,287
Total domestic retail sales (in thousands)	$28,811	$32,162

Average number of domestic Buffet Units	151	152
Average number of domestic Delco Units	37	40
Average number of domestic Express Units	47	56

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Domestic retail sales Buffet Units (in thousands)	$78,044	$83,008
Domestic retail sales Delco Units (in thousands)	$6,499	$7,983
Domestic retail sales Express Units (in thousands)	$2,947	$3,826
Total domestic retail sales (in thousands)	$87,490	$94,817

Average number of domestic Buffet Units	152	153
Average number of domestic Delco Units	38	40
Average number of domestic Express Units	48	55

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

Total revenues for the three month period ended March 28, 2010 decreased 5%, or $0.6 million, to $10.2 million from $10.8 million in the same period in the prior fiscal year.  Food and supply sales decreased $0.8 million driven primarily by a decrease in total domestic chain-wide retail sales, while restaurant sales increased $0.2 million due to the opening of a new Company store during the current fiscal year.  Total revenues for the nine month period ended March 28, 2010 decreased 8%, or $2.8 million, to $30.6 million from $33.4 million in the same period in the prior fiscal year.  Food and supply sales decreased $3.5 million driven primarily by a decrease in total domestic chain-wide retail sales, while restaurant sales increased $0.8 million due to the opening of new Company stores in the second quarters of fiscal 2009 and 2010.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended March 28, 2010 decreased 8%, or $0.8 million, to $8.4 million from $9.1 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the decrease, driven primarily by a decrease in total domestic chain-wide retail sales of 10%, or $3.4 million, compared to the same period in the prior fiscal year.  Food and supply sales for the nine month period ended March 28, 2010 decreased 12%, or $3.5 million, to $25.4 million from $28.9 million in the same period in the prior fiscal year. Domestic food and paper sales accounted for $3.3 million of the decrease, driven primarily by: (i) a 13% decrease in cheese prices; and (ii) a decrease in total domestic chain-wide retail sales of 8%, or $7.3 million, compared to the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 1%, or $15,000, for the three month period ended March 28, 2010 compared to the comparable period for the prior fiscal year.  Franchise revenues decreased 2%, or $57,000, for the nine month period ended March 28, 2010 compared to the same period of the prior year.  The decrease in domestic royalties was the result of lower retail sales driven by unit closures and the decrease in comparable store sales.  The decrease in domestic royalties was partially offset by higher domestic and international franchise fees and income generated from the buyout by a franchisee of an existing franchise agreement for $44,000 in the first quarter of this fiscal year.  Due to the “0% First Year Royalty” incentive program the Company had in place for new franchise Buffet Units signed by the end of the prior fiscal year, new Buffet Units opened during the current fiscal year have not generated increased domestic royalties.  The following chart summarizes the major components of franchise revenue (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Domestic royalties	$794	$912
International royalties	112	129
Domestic franchise fees	91	15
International franchise fees	44	-
Franchise revenue	$1,041	$1,056

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Domestic royalties	$2,448	$2,701
Domestic royalties - buy-out	44	-
International royalties	345	379
Domestic franchise fees	185	84
International franchise fees	85	-
Franchise revenue	$3,107	$3,164

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 35%, or $0.2 million, to $0.8 million for the three month period ended March 28, 2010 compared to $0.6 million for the comparable period in the prior fiscal year.  Restaurant sales increased 56%, or $0.8 million, to $2.1 million for the nine month period ended March 28, 2010 compared to $1.3 million for the comparable period in the prior fiscal year.  The Company opened a new store in Denton, Texas on October 15, 2008 and a new store in Fort Worth, Texas on September 15, 2009.  The following chart summarizes the sales by location (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Plano, Texas	$179	$174
Denton, Texas - opened October 2008	289	391
Fort Worth, Texas - opened September 2009	292	-
Restaurant sales	$760	$565

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Plano, Texas	$506	$540
Denton, Texas - opened October 2008	886	804
Fort Worth, Texas - opened September 2009	702	-
Restaurant sales	$2,094	$1,344

Costs and Expenses

Cost of Sales

Cost of sales, which includes primarily direct materials, distribution fees and labor directly related to food and supply sales and restaurant sales, decreased 8%, or $0.7 million, for the three month period ended March 28, 2010 compared to the comparable period for the prior fiscal year.  Cost of sales decreased 11%, or $3.1 million, for the nine month period ended March 28, 2010 compared to the comparable period for the prior fiscal year. These decreases were primarily the result of lower commodity costs combined with lower food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased 5%, or $27,000, for the three month period ended March 28, 2010 compared to the comparable period in the prior fiscal year due primarily to higher international travel and international franchise sales personnel.  For the nine month period ended March 28, 2010 franchise expenses decreased 2%, or $25,000, from the comparable period of the prior year. These savings were largely the result of lower amortization of a re-acquired area developer territory and reduced research and development, training material and sales related costs, offset by higher payroll for additional training and international franchise sales personnel.  The following chart summarizes the major components of franchise expenses (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Payroll	$501	$475
Travel	74	47
Research and development	33	27
Prototype cost	13	12
Office Expense	18	13
Outside service/professional fees	18	22
Telephones	8	10
Sales Related Costs	11	3
Training Materials	5	1
Other	(4)	5
Allocated overhead	(153)	(118)
Franchise expenses	$524	$497

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Payroll	$1,465	$1,387
Travel	162	128
Research and development	41	65
Prototype cost	38	37
Office Expense	33	54
Outside service/professional fees	28	40
Telephones	26	26
Sales Related Costs	21	35
Training Materials	10	16
Amortize re-acquired area developer territory	-	46
Other	(28)	(10)
Allocated overhead	(375)	(378)
Franchise expenses	$1,421	$1,446

General and Administrative Expenses

General and administrative expenses increased 9%, or $0.1 million, to $0.9 million for the three month period ended March 28, 2010 compared to $0.8 million for the comparable period for the prior fiscal year.  For the nine month period ended March 28, 2010 general and administrative expenses increased 6%, or $0.2 million, to $2.5 million from $2.3 million for the prior fiscal year.  The increase in general and administrative expenses during the three and nine months ended March 28, 2010 was primarily due to higher legal fees and general and administrative expenses associated with the new Company owned store in Fort Worth, Texas, partially offset by lower accounting and other professional fees.  The following chart summarizes the major components of general and administrative expenses (in thousands):

	Three Months Ended
	March 28,	March 29,
	2010	2009
Payroll	$340	$345
Other professional fees	120	160
Occupancy costs	107	120
Company stores	88	51
Legal fees	144	70
Insurance and taxes	72	60
Other	56	67
Board expense	46	46
Stock compensation expense	43	48
Utilities	32	43
Office expense	15	16
Travel	23	24
Repairs and maintenance	9	10
Allocated overhead	(227)	(267)
General and administrative expenses	$868	$793

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Payroll	$1,065	$1,008
Other professional fees	381	433
Occupancy costs	322	336
Company stores	299	202
Legal fees	240	143
Insurance and taxes	226	218
Other	165	175
Board expense	138	137
Stock compensation expense	122	150
Utilities	117	143
Office expense	51	53
Travel	45	47
Repairs and maintenance	29	30
Allocated overhead	(717)	(739)
General and administrative expenses	$2,483	$2,336

Provision for Bad Debts

Provision for bad debt expense remained unchanged at $15,000, for the three month period ended March 28, 2010 compared to the same period in the prior fiscal year.  Provision for bad debt expense decreased 8%, or $5,000, for the nine month period ended March 28, 2010 compared to the same period in the prior fiscal year.

Interest Expense

Interest expense increased 53%, or $9,000, for the three month period ended March 28, 2010 compared to the same period in the prior fiscal year.  Interest expense increased 16%, or $7,000, for the nine month period ended March 28, 2010 compared to the same period in the prior fiscal year.  The increase in interest expense is the result of fully amortizing the facility fee related to a credit facility that was repaid and terminated in January, 2010.

Provision for Income Tax

For the three month period and nine month period ended March 28, 2010, income tax expense of $0.2 million and $0.6 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.7 million.

Discontinued Operations

Discontinued operations includes ongoing occupancy costs associated with the two Company-owned stores closed in Houston, Texas during the first quarter of fiscal year 2008.  Subsequent to quarter end, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under the lease.

Restaurant Openings and Closings

During the three month period ended March 28, 2010, two new domestic Buffet Units, one new Delco Unit and one international Unit were opened by Pizza Inn franchisees. Four domestic restaurants (one Buffet Unit and three Delco Units) and two international restaurants were closed by franchisees during the quarter.  During the nine month period ended March 28, 2010, four new domestic Buffet Units, four new Delco Units and nine international Units were opened by Pizza Inn franchisees, with one additional domestic Buffet Unit opened as a Company store.  Fourteen domestic restaurants (five Buffet Units, five Delco Units and four Express Units) and two international restaurants were closed by franchisees.  Unit closures during the year were typically because of unsatisfactory standards of operation or poor performance.  The territory of one of the closed Buffet Units was acquired by the Company and is adjacent to an existing Company owned Buffet Unit.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three and six month periods ended March 28, 2010 and March 29, 2009:

Three months ended March 28, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	2	1	152
Delco Units	39	1	3	37
Express Units	47	-	-	47
International Units	76	1	2	75
Total	313	4	6	311

Three months ended March 29, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	156	-	4	152
Delco Units	40	-	-	40
Express Units	57	2	3	56
International Units	68	3	3	68
Total	321	5	10	316

Nine months ended March 28, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	5	5	152
Delco Units	38	4	5	37
Express Units	51	-	4	47
International Units	68	9	2	75
Total	309	18	16	311

Nine months ended March 29, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	158	3	9	152
Delco Units	41	1	2	40
Express Units	56	6	6	56
International Units	68	4	4	68
Total	323	14	21	316

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses.  In the nine month period ended March 28, 2010, cash provided by operations was $1.2 million as compared to cash provided by operating activities of $1.1 million in the comparable period for the prior year.  This increase in cash provided by operating activities was primarily due to (a) an increase in net income, (b) a slight decrease in trade payables in the current year compared to a significant decrease in the prior year, (c) an increase in accrued expenses in the current year primarily for deferred rent on the new Company store and the upcoming franchise convention, compared to a decrease in the prior year due to year end bonuses paid in the first quarter of the prior year, and (d) increased deferred franchise fee revenue.  These increases in cash flow provided by operations were partially offset by increases in accounts receivable, inventory and prepaid expenses compared to decreases in these accounts in the prior year.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.7 million during the nine month period ended March 28, 2010, primarily for a new Company store that opened in Fort Worth, Texas.  This compares to cash used by investing activities of $1.0 million attributed primarily to the Denton store and corporate information technology upgrades for the same period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period and repurchases of outstanding shares of our common stock.  Net cash used for financing activities was $0.3 million in the nine month period ended March 28, 2010 compared to $0.9 million for the comparable period in the prior fiscal year.  This decrease in cash used for financing activities was primarily due to the absence of stock repurchases in fiscal 2010, net of the repayment of bank debt.

Credit Facilities

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

As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under the authoritative guidance on “Accounting for Income Taxes.”  The entire valuation allowance was released in fiscal 2008.  As a result, the effective tax rate for fiscal years 2009 and 2010 is estimated to be 34%.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the nine month period ended March 28, 2010 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

Not applicable to smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the nine months ending March 28, 2010.  As of March 28, 2010, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended June 25, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended June 25, 2006).

10.1	Loan Agreement dated January 11, 2010, between Pizza Inn, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K file January 15, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated:  May 10, 2010