Form 10-K
period 2010-06-27
PIZZA INN INC /MO/
filed 2010-09-16
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended June 27, 2010.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No  Ö

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes     No  Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__  No__

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __         Accelerated filer __          Non-accelerated filer __         Smaller reporting company  Ö

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __    No  Ö

As of December 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,019,849 computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 13, 2010, there were 8,010,919 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 15, 2010, have been incorporated by reference in Part III of this report.

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

As of June 27, 2010, the Pizza Inn system consisted of 312 restaurants, including three Company-owned restaurants, and 309 franchised restaurants.  The 235 domestic restaurants were comprised of 151 buffet restaurants, 35 delivery/carry-out restaurants and 49 express restaurants.  The 77 international franchised restaurants were comprised of 16 buffet restaurants, 52 delivery/carry-out restaurants and 9 express restaurants.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and South Carolina accounting for approximately 37%, 16%, 8% and 7%, respectively, of the total number of domestic restaurants.

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

The buffet is typically offered at prices from $5.49 to $6.99, and the average ticket price per meal, including a drink, was approximately $8.30 per person for fiscal year 2010.  The average per person ticket is slightly higher in restaurants offering beer and wine.

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

Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $10,000 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit, ten years for a Delco Unit, and five years for an Express Unit, plus a renewal term of ten years for a Buffet Unit or Delco Unit and five years for an Express Unit, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 3.5% for an Express Unit.  We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets.  An area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, typically, agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

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

As of June 27, 2010, we operated three Buffet Units in Plano, Denton, and Fort Worth, Texas and had entered into a lease for a fourth Buffet Unit in Ft. Worth, Texas.  The fourth Buffet Unit opened August 19, 2010 and on August 30, 2010 we acquired a Delco Unit in Ft. Worth, Texas from a franchisee.   Subsequent to year end we also entered into a lease for a fifth Buffet Unit in Lewisville, Texas.  From time to time, we also consider opportunities to acquire select franchisee-owned Buffet Units.  We do not currently intend to operate any Express Units.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 27, 2010, there were 77 restaurants operating internationally, with 51 of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia.  In the fourth quarter of fiscal 2009, we appointed a Managing Director of Development for Asia Pacific to assist in the franchise development of the Asia Pacific region.  Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

We outsource our warehousing and distribution services to a reputable and experienced restaurant distribution company.  Under our current agreement, Roma Food Enterprises, Inc. (“Roma”) makes deliveries to all domestic restaurants out of three of their distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  Norco provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions.  We continue to own a significant portion of the inventory warehoused and delivered by Roma, and franchisees are expected to continue to purchase such products from Norco.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased franchisee satisfaction.  Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.    Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system, including our cheese, pizza sauce, flour mixture and spice blend.  In addition, almost all franchisees purchase other supplies from Norco.  Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

Norco continues to ship products and equipment to international franchisees.  Non-proprietary food and ingredients, equipment and other supplies distributed by Roma are generally available from several qualified sources.  With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers.  We contract with established food processors for the production of our proprietary products.

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

The Pizza Inn Advertising Plan (“PIAP”) is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members.  Each operator of a Buffet Unit or Delco Unit is entitled to membership in PIAP.  Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their gross sales to PIAP.  PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June 27, 2010, the Company-owned Buffet Units and substantially all of our franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP.  However, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.

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

Employees

As of August 19, 2010, we had 202 employees, including 41 in our corporate office (of which five are part of our Norco division) and 13 full-time and 148 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

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

Our Norco division competes with both national and local distributors of food and other restaurant suppliers.  The distribution industry is very competitive.  We believe that the principal competitive factors in the distribution industry are product quality, customer service and price.  Norco or its designees are the sole authorized suppliers of certain proprietary products that all Pizza Inn restaurants are required to use.

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

As of June 27, 2010, the Company also operated three Buffet Units from leased locations.  Subsequent to year end, we commenced operating a fourth Buffet Unit from a leased location, entered into a lease for a fifth Buffet Unit and entered into a lease for a Delco Unit that the Company acquired from a franchisee.  The leases cover premises from 4,000 to 4,500 square feet and have initial terms of from five to ten years, contain provisions permitting renewal for one or more specified terms at specified rental rates and average annual lease payments of $15.00 to $28.00 per square foot.

We closed two leased Buffet Units in the Houston, Texas market in the first quarter of fiscal 2008.  During the fourth quarter of fiscal 2010, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under the lease.  The remaining location has approximately 4,347 square feet at an annual rate of approximately $13.00 per square foot and expires in 2015.

The Company owns property in Little Elm, Texas that was purchased in June 2003 and from which the Company previously operated a Delco Unit.  The Company has listed the property with a broker for either sale or lease to a third party.  This property was included in property, plant and equipment at June 27, 2010.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of September 13, 2010, there were approximately 1,947 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2010 or 2009.

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

	High	Low
Fiscal 2010:
Fourth Quarter Ended 6/27/2010	$2.14	$1.72
Third Quarter Ended 3/28/2010	2.20	1.51
Second Quarter Ended 12/27/2009	1.81	1.50
First Quarter Ended 9/27/2009	2.05	1.46

Fiscal 2009:
Fourth Quarter Ended 6/28/2009	$2.25	$0.98
Third Quarter Ended 3/29/2009	2.01	1.00
Second Quarter Ended 12/28/2008	2.72	1.55
First Quarter Ended 9/28/2008	2.64	2.27

Under the Company’s primary credit facility, the Company is restricted from any payment of dividends or other distributions on its common stock.  The Company did not pay any dividends on its common stock during the fiscal years ended June 27, 2010 and June 28, 2009.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 27, 2010.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Subsequent to June 27, 2010, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans (including individual compensation arrangements) as of June 27, 2010:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	565,510	$2.37	934,490

Equity compensation
plans not approved by
security holders	-	$ -	-

Total	565,510	$2.37	934,490

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

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn”.  At June 27, 2010, there were 312 Pizza Inn restaurants, consisting of three Company-owned restaurants and 309 franchised restaurants.  At June 27, 2010, the domestic restaurants were operated as: (i) 151 Buffet Units; (ii) 35 Delco Units; and (iii) 49 Express Units.  The 235 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.   Additionally, the Company had 77 international restaurants located in eleven foreign countries.

Diluted earnings per common share were $0.15 in fiscal 2010 as compared to $0.14 per share in the prior year.  Net income for fiscal 2010 was unchanged at $1.2 million on revenues of $40.9 million in the current year and $43.8 million in the prior year.  Pre-tax income from continuing operations was $2.2 million for fiscal 2010 as compared to $1.9 million in the prior year.

Results of operations for fiscal 2010 and 2009 each included 52 weeks.

Management believes that key performance indicators in evaluating financial results include chain-wide domestic retail sales and the number and type of restaurants operating domestically.  The following table summarizes these key performance indicators.

	Fiscal Year Ended
Domestic Restaurants	June 27,	June 28,
	2010	2009
Chainwide retail sales Buffet Units (in thousands)	$104,390	$110,659
Chainwide retail sales Delco Units (in thousands)	$8,386	$10,510
Chainwide retail sales Express Units (in thousands)	$3,880	$4,984
Average number of Buffet Units	152	154
Average number of Delco Units	37	40
Average number of Express Units	47	54

	Fiscal Year Ended
International Restaurants	June 27,	June 28,
	2010	2009
Chainwide retail sales Buffet Units (in thousands)	$5,446	$5,419
Chainwide retail sales Delco Units (in thousands)	$10,781	$11,584
Chainwide retail sales Express Units (in thousands)	$1,534	$1,617
Average number of Buffet Units	14	12
Average number of Delco Units	50	47
Average number of Express Units	9	9

Total domestic chainwide sales decreased 8% for the year ended June 27, 2010 and total international chainwide sales decreased 5% compared to the prior year.  Domestic comparable store sales were also 8% lower than the prior year primarily due to high unemployment and competitor discount pricing promotions.

Revenues

Revenues are primarily derived from sales of food, paper products and supplies by Norco to franchisees, franchise royalties and franchise fees.  Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees and the level of chain-wide retail sales, the latter of which is driven by changes in same store sales and restaurant count.

Total revenues for the fiscal year ended June 27, 2010 decreased 6.8%, or $3.0 million, to $40.9 million from $43.9 million the prior year.  Food and supply sales decreased $3.8 million driven primarily by a decrease in total domestic chain-wide retail sales, while restaurant sales increased $1.0 million primarily due to the opening of a new Company store in the second quarter of fiscal 2010.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales decreased 10%, or $3.8 million, to $33.9 million in fiscal 2010 from $37.8 million the prior year.  The decrease in food and supply sales was due primarily to the combined impact of (i) a 9% decrease in cheese prices, (ii) an 8% decline in chainwide domestic retail sales resulting from an average of 12 fewer units, and (iii) 8% lower domestic comparable store sales than prior year.

Franchise Revenue

Franchise revenue, which includes income from royalties and franchise fees, decreased 3%, or $0.1 million, in fiscal 2010 compared to the prior year.  Lower royalties, primarily due to lower retail sales resulting from fewer stores and lower comparable store sales, were partially offset by increased international development fees and higher domestic franchise fees.  The following chart summarizes the major components of franchise revenue (in thousands):

	Fiscal Year Ended
	June 27,	June 28,
	2010	2009
Domestic royalties	$3,279	$3,587
International royalties	461	499
Domestic franchise fees	242	94
International development fees	85	-
Franchise revenue	$4,067	$4,180

Restaurant Sales

Restaurant sales, which consist of revenue generated by the Company-owned restaurants, increased 53%, or $1.0 million, in fiscal 2010 compared to the prior year.   The increase was primarily the result of sales generated by the new Company store in Fort Worth, Texas. The following chart details revenues at Company-owned restaurants (in thousands):

	Fiscal Year Ended
	June 27,	June 28,
	2010	2009
Plano, Texas	$697	$715
Denton, Texas - opened October 2008	1,177	1,158
Fort Worth, Texas - opened September 2009	984	-
Total restaurant sales	$2,858	$1,873

Cost of Sales

Cost of sales decreased 9% or $3.3 million in fiscal 2010 compared to the prior year.  This decrease was primarily the result of lower food and supply sales, lower cheese cost and lower distribution fees.  Cost of sales, as a percentage of food and supply sales and restaurant sales, improved to 90% for fiscal 2010 compared to 92% for fiscal 2009.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories.  These expenses increased slightly in fiscal 2010 compared to the prior year primarily as the result of higher payroll and travel expenses, partially offset by lower amortization, administrative expenses, trade show costs and research and development.  The following chart summarizes the variances in franchise expenses (in thousands):

	Fiscal Year Ended
	June 27,	June 28,
	2010	2009
Payroll	$1,508	$1,346
Administrative expenses	46	87
Travel	240	176
Research and development	39	75
Trade shows	18	52
Training materials	19	42
Depreciation and amortization	-	46
Professional fees	46	66
Utilities	34	39
Total franchise expenses	$1,950	$1,929

General and Administrative Expenses

General and administrative expenses increased 7%, or $0.2 million, in fiscal 2010 compared to last year.  The following chart summarizes the variances in general and administrative expenses (in thousands):

	Fiscal Year Ended
	June 27,	June 28,
	2010	2009
Legal and other professional fees	$1,121	$825
Depreciation and amortization	104	97
Payroll	1,371	1,352
Allocated overhead	(956)	(952)
Company stores	384	270
Information technology	79	132
Repairs and maintenance	38	41
Utilities	149	184
Administrative expenses and other	334	417
Occupancy costs	660	653
Stock compensation	165	198
Total general and administrative expenses	$3,449	$3,217

The increase in general and administrative was primarily due to increases in legal and other professional fees related to a franchise lawsuit and company store expenses due to pre-opening and other costs relating to the new store in Fort Worth, Texas, partially offset by in information technology  programming costs, utility costs and administrative and other costs.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased by $80,000 to $155,000 in fiscal 2010 compared to $75,000 in the prior year. The current year includes an additional allowance due to the unexpected closure of two Buffet Units and the subsequent bankruptcy filing by one franchisee.   The Company believes that the remaining restaurant closings in fiscal year 2010 did not have a material impact on collectibility of outstanding receivables and royalties because most of these closed restaurants were low volume units.  For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense increased $5,000 for the year ended June 27, 2010, compared to prior year due to higher average borrowings on the Company’s credit facilities in the current year.  The higher average debt balance during fiscal 2010 was primarily attributed to the opening of the Ft. Worth, Texas Company store.

Income Tax Expense

As the result of increased operating income, the Company booked an income tax expense of $0.8 million for the year ended June 27, 2010 compared to $0.5 million for the prior year.  The effective tax rate for June 27, 2010 differed from the U.S. federal statutory rate (“statutory rate”) of 34% due to the effects of state taxes.  The effective tax rate for June 28, 2009 differed from the statutory rate due to the effect of state taxes and an adjustment to the deferred tax asset related to other reserves.

Restaurant Openings and Closings

During fiscal 2010, a total of 25 new restaurants opened, including 13 domestic and 12 international restaurants.  Domestically, 19 restaurants were closed by franchisees or terminated by the Company, typically because operations were not up to Company standards or there was poor financial performance.  In addition, 3 international restaurants were closed.  The following chart summarizes restaurant openings and closings for the year ended June 27, 2010 compared to the prior year:

Fiscal year ended June 27, 2010

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	152	7	8	151
Delco Units	38	4	7	35
Express Units	51	2	4	49
International Units	68	12	3	77
Total	309	25	22	312

Fiscal year ended June 28, 2009

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	158	3	9	152
Delco Units	41	1	4	38
Express Units	56	6	11	51
International Units	68	4	4	68
Total	323	14	28	309

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash provided by operations was $1.5 million in both fiscal years 2010 and 2009.

The Company used cash for investing activities of approximately $0.8 million in fiscal 2010 mainly for the new Company store in Fort Worth, Texas that opened in September 2009 and the new store in Fort Worth opening in August 2010. The Company used cash for investing activities of approximately $1.0 million in fiscal 2009 mainly for the new Company store that opened in Denton, Texas in October 2008 and the purchase of computer and software upgrades in the corporate office.

Cash flows from financing activities generally reflect changes in the Company's net borrowings during the period, together with treasury stock purchases and exercise of stock options.  During fiscal 2010, the Company used $.3 million to pay down bank debt.  During fiscal 2009, the Company used $2.0 million to repurchase treasury stock and increased net borrowings on its revolving credit facility of $0.6 million, for a net use of cash for financing activities of $1.4 million.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of June 27, 2010 the balance on the term loan facility was $330,000 with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

Liquidity

We expect to fund continuing operations, planned capital expenditures, new restaurant openings and any additional repurchases of our common stock for the next fiscal year from operating cash flow and amounts available under our credit facilities.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2011 fiscal year.

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

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributor, is stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2010 and 2009, the Company tested its long-lived assets for impairment and determined there was no impairment.

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

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 27, 2010 and June 28, 2009, the Company had no uncertain tax positions.

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

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in assuring that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 27, 2010.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.1
2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.2
2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.26 to Form 10-K.for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.3	Employment Letter dated January 26, 2007, between Pizza Inn, Inc. and Charles R. Morrison (filed as Exhibit 10.1 to Form 8-K filed February 6, 2007, and incorporated herein by reference).*

10.4	Employment Letter dated June 23, 2008, between Pizza Inn, Inc. and Nancy Ellefson (filed herewith).*

10.5	Employment Letter dated January 23, 2009, between Pizza Inn, Inc. and Madison Jobe (filed as Exhibit 10.1 to Form 8-K filed April 26, 2010, and incorporated herein by reference).*

10.6	Loan Agreement dated January 11, 2010 between the Company and Amegy Bank National Association (filed as Exhibit 10.1 to Form 8-K filed January 15, 2010 and incorporated herein by reference).

21.0	List of Subsidiaries of the Company (filed as Exhibit 21.0 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 1994 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

* Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn, Inc.
Date: September 16, 2010	By: /s/ Charles R. Morrison
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

Name and Position	Date

/s/Mark E. Schwarz	September 16, 2010
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 16, 2010
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 16, 2010
Steven M. Johnson
Director

/s/ James K. Zielke	September 16, 2010
James K. Zielke
Director

/s/Robert B. Page	September 16, 2010
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 16, 2010
William Hammett
Director

/s/ Clinton J. Coleman	September 16, 2010
Clinton J. Coleman
Director

PIZZA INN, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheet of Pizza Inn, Inc. as of June 27, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 27, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. as of June 27, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheet of Pizza Inn, Inc. as of June 28, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 28, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. at June 28, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
(formerly known as BDO Seidman, LLP)

/s/ BDO Seidman, LLP
Dallas, Texas

September 23, 2009

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 27,	June 28,
REVENUES:	2010	2009

Food and supply sales	$33,945	$37,793
Franchise revenue	4,067	4,180
Restaurant sales	2,858	1,873

	40,870	43,846

COSTS AND EXPENSES:
Cost of sales	33,023	36,355
Franchise expenses	1,950	1,929
General and administrative expenses	3,449	3,217
Severance	-	68
Provision for bad debts	155	75
Litigation costs	-	263
Interest expense	62	57
	38,639	41,964

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	2,231	1,882

Income tax expense	786	531

INCOME FROM
CONTINUING OPERATIONS	1,445	1,351
Loss from discontinued
operations, net of income tax benefit	(281)	(179)

NET INCOME	$1,164	$1,172

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income from continuing operations	$0.18	$0.16
Loss from discontinued operations	$(0.03)	$(0.02)
Net income	$0.15	$0.14

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income from continuing operations	$0.18	$0.16
Loss from discontinued operations	$(0.03)	$(0.02)
Net income	$0.15	$0.14

Weighted average common
shares outstanding - basic	8,011	8,580

Weighted average common
shares outstanding - diluted	8,011	8,580

See accompanying Reports of Independent Registered Public
Accounting Firms and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 27,	June 28,
ASSETS	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$761	$274
Accounts receivable, less allowance for doubtful
accounts of $178 and $203, respectively	2,678	2,559
Income tax receivable	184	80
Inventories	1,489	1,371
Property held for sale	16	17
Deferred income tax assets	723	618
Prepaid expenses and other	260	233
Total current assets	6,111	5,152

LONG-TERM ASSETS
Property, plant and equipment, net	2,167	1,743
Deferred income tax assets	48	86
Deposits and other	132	81
	$8,458	$7,062
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,783	$1,806
Deferred revenues	236	132
Accrued expenses	1,360	1,009
Bank debt	110	-
Total current liabilities	3,489	2,947

LONG-TERM LIABILITIES
Deferred gain on sale of property	134	159
Deferred revenues, net of current portion	207	246
Bank debt	220	621
Other long-term liabilities	27	37
Total liabilities	4,077	4,010

COMMITMENTS AND CONTINGENCIES (See Notes F and I)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 shares; outstanding 8,010,919 shares	151	151
Additional paid-in capital	8,906	8,741
Retained earnings	19,960	18,796
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	4,381	3,052
	$8,458	$7,062

See accompanying Reports of Independent Registered Public
Accounting Firms and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional			Treasury
	Common Stock		Paid-in	Retained	Treasury	Stock
	Shares	Amount	Capital	Earnings	Shares	at Cost	Total

BALANCE, JUNE 29, 2008	9,104	$ 151	$ 8,543	$ 17,624	(6,026)	$ (22,664)	$ 3,654

Treasury stock purchases	(1,093)	-	-	-	(1,093)	(1,972)	(1,972)
Stock compensation expense	-	-	198	-	-	-	198
Net income	-	-	-	1,172	-	-	1,172

BALANCE, JUNE 28, 2009	8,011	$ 151	$ 8,741	$ 18,796	(7,119)	$ (24,636)	$ 3,052

Stock compensation expense	-	-	165	-	-	-	165
Net income	-	-	-	1,164	-	-	1,164

BALANCE, JUNE 27, 2010	8,011	$ 151	$ 8,906	$ 19,960	(7,119)	$ (24,636)	$ 4,381

See accompanying Reports of Independent Registered Public
Accounting Firms and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 27,	June 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,164	$1,172
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	357	290
Provision for bad debt	155	75
Stock compensation expense	165	198
Deferred income taxes	(67)	88
Changes in operating assets and liabilities:
Notes and accounts receivable	(269)	146
Income tax receivable	(104)	192
Inventories	(117)	25
Accounts payable - trade	(23)	(574)
Accrued expenses	380	(175)
Prepaid expenses and other	(94)	80
Cash provided by operating activities	1,547	1,517

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(769)	(1,049)
Cash used for investing activities	(769)	(1,049)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (payments) borrowings of long-term bank debt	(291)	621
Purchases of treasury stock	-	(1,972)

Cash used for financing activities	(291)	(1,351)

Net increase (decrease) in cash and cash equivalents	487	(883)
Cash and cash equivalents, beginning of year	274	1,157
Cash and cash equivalents, end of year	$761	$274

See accompanying Reports of Independent Registered Public
Accounting Firms and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	Year Ended
	June 27,	June 28,
	2010	2009

CASH PAID FOR:
Interest payments	$62	$57
Income tax payments, net of refunds	742	244

See accompanying Reports of Independent Registered Public
Accounting Firms and Notes to Consolidated Financial Statements.

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

On June 27, 2010, the Pizza Inn system consisted of 312 locations, including three Company-operated restaurants and 309 franchised restaurants, with franchises in 18 states and 12 foreign countries.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and South Carolina accounting for approximately 37%, 16%, 8% and 7%, respectively, of the total number of domestic restaurants.  Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through an agreement with a third party distributor, the Company provides and facilitates food and supplies distribution to its domestic and international system of restaurants.

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

Inventories:

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributor, is stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down additional inventory, which would have a negative impact on the Company’s gross margin.

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

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007.  The results of operations for these two restaurants are reported as discontinued operations in the Consolidated Statement of Operations.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value (proceeds less cost to sell).  During the fourth quarter of fiscal 2010, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under this lease.  The estimated net realizable value for the remaining location remains unchanged.  This property is on the market for sub-lease.  Because we believe that the property will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

Property Held for Sale:

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.  At June 27, 2010, the Company had approximately $16,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to operations as incurred while major renewals and betterments are capitalized.  Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortization is removed from the accounts and the gain or loss is included in operations.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to 39 years.

Long-Lived Asset Impairment Assessments:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2010 and 2009, the Company tested its long-lived assets for impairment and determined there was no impairment.

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

Income Taxes:

Income taxes are accounted for using the asset and liability method pursuant to the authoritative guidance on Accounting for Income Taxes.  Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2010 and 2009 determined that it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.  This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows the authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 27, 2010 and June 28, 2009, the Company had no uncertain tax positions.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 27, 2010 and June 28, 2009, 92% and 98%, respectively, of franchise revenue was comprised of recurring royalties.

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

At June 27, 2010, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.  The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had approximately $0.3 million in bank debt at June 27, 2010.  The fair value of bank debt approximates its carrying value at June 27, 2010.

Contingencies:

Provisions for legal settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with the authoritative guidance on Accounting for Contingencies.  If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued.  Legal and related professional services costs to defend litigation are expensed as incurred.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 27, 2010 and the fiscal year ended June 28, 2009 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 27,	June 28,
	Lives	2010	2009

Equipment, furniture and fixtures	3 - 7 yrs	$2,311	$2,025
Software	5 yrs	161	141
Land	-	127	127
Building	39 years	167	167
Leasehold improvements	10 yrs or lease term, if shorter	2,078	1,615
		4,844	4,075
Less: accumulated depreciation/amortization		(2,677)	(2,332)
		$2,167	$1,743

Depreciation and amortization expense was approximately $0.4 million for the year ended June 27, 2010 and approximately $0.3 million for the year ended June 28, 2009.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 27,	June 28,
	2010	2009
Compensation	$226	$227
Accrued rent	544	315
Other	285	165
Professional fees	170	167
Insurance loss reserves	135	135

	$1,360	$1,009

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

On June 27, 2007, the Company and CIT entered into an agreement to amend the CIT Credit Facility to (i) allow the Company to repurchase Company stock in an amount up to $3.0 million, (ii) allow the Company to make permitted cash distributions or cash dividend payments to the Company’s shareholders in the ordinary course of business and (iii) increase the aggregate capital expenditure limit from $0.8 million to $3.0 million per fiscal year.  On May 30, 2008, the Company again amended the CIT Credit Facility to permit the Company to repurchase up to $7.0 million of the Company’s common stock.  As of June 28, 2009, $0.6 million was outstanding on the CIT Credit Facility at an interest rate of 3.5% and the Company had additional borrowing availability of $2.4 million.

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  In connection with this transaction, the Company repaid and terminated the CIT Credit Facility.

The Company may borrow, repay and reborrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable, and the Company is required to maintain a zero balance on the revolving credit facility for at least 30 consecutive days each year.  Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly.  A quarterly commitment fee of 0.25% is payable on the average unused portion of the revolving credit facility.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of June 27, 2010 the balance on the term loan facility was $330,000 with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

NOTE E - INCOME TAXES:

Provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended
	June 27,	June 28,
	2010	2009
Current - Federal	$770	$422
Current - State	79	20
Deferred - Federal	(50)	139
Deferred - State	(13)	(50)
Provision for income taxes	$786	$531

There were no income taxes associated with discontinued operations.

The effective income tax rate varied from the statutory rate for the years ended June 27, 2010 and June 28, 2009 as reflected below (in thousands):

	June 27,	June 28,
	2010	2009
Federal income taxes based on 34%
of pre-tax income	$664	$580
State income tax, net of federal effect	43	(19)
Permanent adjustments	54	21
Other	25	(51)
	$786	$531

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 27,	June 28,
	2010	2009

Reserve for bad debt	$63	$72
Depreciable assets	48	86
Deferred fees	75	39
Other reserves and accruals	557	492
Credit carryforwards	28	29
Net operating loss carryforwards	-	(14)

Gross deferred tax asset	771	704

Valuation allowance	-	-

Net deferred tax asset	$771	$704

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.  In fiscal years 2010 and 2009, the Company did not incur any additional rent.

On December 19, 2006, the Company sold its real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), and entered into  a ten-year lease agreement with Vintage for the corporate office building.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 27, 2010 were as follows (in thousands):

Operating
Leases
2011	$826
2012	890
2013	918
2014	926
2015	937
Thereafter	2,289
$6,786

Rental expense consisted of the following (in thousands):

	Year Ended
	June 27,	June 28,
	2010	2009

Minimum rentals	$766	$688
Sublease rentals	(9)	(12)
	$757	$676

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

For the years ended June 27, 2010 and June 28, 2009, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $28,000 and $23,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of one million shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2010 fiscal year, no options were granted under the 2005 Employee Plan while 30,000 options were forfeited by employees who left the Company during the year and 5,000 options expired.  As of June 27, 2010, there were 745,000 shares available under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non-employee director.  Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan.  During the 2010 fiscal year, 115,510 options were granted under the 2005 Directors Plan, all of which were outstanding at June 27, 2010.  As of June 27, 2010, there were 189,490 shares available under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 27, 2010		June 28, 2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	485,000	$2.49	275,000	$2.55

Granted	115,510	$1.90	305,000	$2.40
Exercised	-	$-	-	$-
Forfeited/Canceled/Expired	(35,000)	$2.40	(95,000)	$2.38

Outstanding at end of year	565,510	$2.37	485,000	$2.49

Exercisable at end of year	250,500	$2.54	86,000	$2.88

Weighted-average fair value of
options granted during the year		$1.90		$2.40

Total intrinsic value of
options exercised		$-		$-

The total intrinsic value of options outstanding and options exercisable at June 27, 2010 is $0.

The following table provides information on options outstanding and options exercisable at June 27, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 27, 2010	Life (Years)	Exercise Price	at June 27, 2010	Exercise Price

$1.90 - 2.25	230,510	8.22	$2.05	31,500	$2.22
$2.25 - 2.60	220,000	7.85	$2.40	139,000	$2.33
$2.60 - 2.95	75,000	5.10	$2.89	40,000	$2.87
$2.95 - 3.30	40,000	7.36	$3.17	40,000	$3.17
	565,510	7.69	$2.38	250,500	$2.54

We determine fair value following the authoritative guidance as follows:

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 27,	June 28,
Fiscal Years Ended	2010	2009

Expected life (in years)	5.5	5.8
Expected volatility	43.4%	40.5%
Risk-free interest rate	2.3%	3.2%
Expected forfeiture rate	0.0%	11.0%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 27, 2010, the Company had unvested options to purchase 194,500 shares with a weighted average grant date fair value of $2.39.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.1 million at June 27, 2010.  The weighted average remaining requisite service period of the unvested awards was 21 months.  Stock compensation expense recognized in both fiscal years 2010 and 2009 was $0.2 million.

NOTE I - COMMITMENTS AND CONTINGENCIES:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan by 1,000,000 shares to a total of 3,016,000 shares.  As of June 27, 2010, there were 848,425 shares available to repurchase under the plan.

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

NOTE J - EARNINGS PER SHARE:

The Company computes and presents earnings per share (“EPS”) in accordance with the authoritative guidance on Earnings Per Share.  Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Year Ended
	June 27,	June 29,
	2010	2008
Income from continuing operations	$1,445	$1,351
Discontinued operations	(281)	(179)
Net income available to common stockholders	$1,164	$1,172

BASIC:
Weighted average common shares	8,011	8,580

Income from continuing operations per share	$0.18	$0.16
Discontinued operations per common share	(0.03)	(0.02)
Net income per common share	$0.15	$0.14

DILUTED:
Weighted average common shares	8,011	8,580
Stock options	-	-
Average common shares outstanding	8,011	8,580

Income from continuing operations per share	$0.18	$0.16
Discontinued operations per common share	(0.03)	(0.02)
Net income per common share	$0.15	$0.14

     At June 27, 2010, options to purchase 565,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year.  At June 28, 2009, options to purchase 485,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year.

NOTE K– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Food and Equipment Sales and Distribution, and (2) Franchise and Other.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, pre-tax income, income tax provision, capital expenditures and assets for the Company's reportable segments as of and for the years ended June 27, 2010 and June 28, 2009 (in thousands):

	Year Ended
	June 27,	June 28,
	2010	2009
Net sales and operating revenues:
Food and supply distribution	$33,945	$37,793
Franchise and other (1)	6,925	6,053
Inter-segment revenues	936	642
Combined	41,806	44,488
Less inter-segment revenues	(936)	(642)
Consolidated revenues	$40,870	$43,846

Depreciation and amortization:
Food and supply distribution	$-	$-
Franchise and other (1)	259	193
Combined	259	193
Corporate administration and other	98	97
Depreciation and amortization	$357	$290

Interest expense:
Food and supply distribution	$-	$-
Franchise and other (1)	-	-
Combined	-	-
Corporate administration and other	62	57
Interest expense	$62	$57

Pre-Tax income:
Food and supply distribution (2)	$1,835	$1,498
Franchise and other (1), (2)	1,780	1,974
Inter-segment profit	240	158
Combined	3,855	3,630
Less inter-segment profit	(240)	(158)
Corporate administration and other	(1,665)	(1,769)
Income before taxes	$1,950	$1,703

Income tax provision:
Food and supply distribution	$-	$-
Franchise and other	-	-
Combined	-	-
Corporate administration and other	786	531
Income tax (benefit) provision	$786	$531

(1)	Company stores that were closed are included in discontinued operations in the accompanying consolidated statement of operations.

(2)	Does not include full allocation of corporate administration.

	Year Ended
	June 27,	June 28,
	2010	2009
Capital Expenditures:
Food and supply distribution	$-	$-
Franchise and other	725	708
Combined	725	708
Corporate administration and other	44	341
Consolidated capital expenditures	$769	$1,049

Assets:
Food and supply distribution	$3,137	$2,369
Franchise and other	1,870	1,363
Combined	5,007	3,732
Corporate administration and other	3,384	3,330
Consolidated assets	$8,391	$7,062

Geographic Information (Revenues):
United States	$39,844	$42,815
Foreign countries	1,026	1,031
Consolidated total	$40,870	$43,846