Form 10-Q
period 2010-09-26
PIZZA INN INC /MO/
filed 2010-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2010

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

As of November 3, 2010, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

	Signatures	22
	Exhibit 31.1	23
	Exhibit 31.2	24
	Exhibit 32.1	25
	Exhibit 32.2	26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
REVENUES:	2010	2009

Food and supply sales	$8,702	$8,395
Franchise revenue	1,025	1,062
Restaurant sales	905	543

	10,632	10,000

COSTS AND EXPENSES:
Cost of sales	8,704	8,116
Franchise expenses	523	467
General and administrative expenses	835	777
Costs associated with store closure	319	-
Bad debt	15	15
Interest expense	10	14
	10,406	9,389

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	226	611
Income taxes	72	206
INCOME FROM CONTINUING OPERATIONS	154	405

Loss from discontinued operations, net of taxes	(25)	(39)
NET INCOME	$129	$366

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.02	$0.05
Loss from discontinued operations	-	-
Net income	$0.02	$0.05

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.02	$0.05
Loss from discontinued operations	-	-
Net income	$0.02	$0.05

Weighted average common shares outstanding - basic	8,011	8,011

Weighted average common and
potential dilutive common shares outstanding	8,011	8,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 26,	June 27,
ASSETS	2010 (unaudited)	2010

CURRENT ASSETS
Cash and cash equivalents	$793	$761
Accounts receivable, less allowance for bad debts
of $192 and $178, respectively	2,684	2,678
Income tax receivable	-	184
Inventories	1,565	1,489
Property held for sale	16	16
Deferred income tax assets	723	723
Prepaid expenses and other	356	260
Total current assets	6,137	6,111

LONG-TERM ASSETS
Property, plant and equipment, net	2,289	2,167
Deferred income tax assets	62	48
Deposits and other	116	132
	$8,604	$8,458
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,496	$1,783
Deferred revenues	340	236
Accrued expenses	1,271	1,360
Bank debt	152	110
Total current liabilities	3,259	3,489

LONG-TERM LIABILITIES
Deferred gain on sale of property	128	134
Deferred revenues	196	207
Bank debt	451	220
Other long-term liabilities	30	27
Total liabilities	4,064	4,077

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,936	8,906
Retained earnings	20,089	19,960
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	4,540	4,381
	$8,604	$8,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$129	$366
Adjustments to reconcile net income to
cash used for operating activities:
Depreciation and amortization	428	72
Stock compensation expense	30	37
Provision for bad debts	14	15
Changes in operating assets and liabilities:
Notes and accounts receivable	165	(122)
Inventories	(76)	12
Accounts payable - trade	(286)	(64)
Accrued expenses	(106)	(43)
Deferred revenue	92	177
Prepaid expenses and other	(86)	(281)
Cash provided by operating activities	304	169

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(545)	(539)
Cash used for investing activities	(545)	(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	273	24
Cash overdraft	-	163
Cash provided by financing activities	273	187

Net increase (decrease) in cash and cash equivalents	32	(183)
Cash and cash equivalents, beginning of period	761	274
Cash and cash equivalents, end of period	$793	$91

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2010	2009

CASH PAYMENTS FOR:

Interest	$8	$14
Income taxes	-	50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

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

Fiscal Quarters
Fiscal first quarters ended September 26, 2010 and September 27, 2009, both contained 13 weeks.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 26, 2010 the balance on the term loan facility was $0.6 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  As of September 26, 2010, there were 848,425 shares available to be repurchased under the plan.

The Company is also subject to various claims and contingencies related to franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business.  Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company's annual results of operations or financial condition if decided unfavorably.

 (4)         Stock-Based Compensation

 For the three months ended September 26, 2010, we recognized stock-based compensation of $30,000.  As of September 26, 2010, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the Company’s outstanding stock options for the three months ended September 26, 2010 and September 27, 2009:

	Three Months Ended
	September 26, 2010	September 27, 2009

Outstanding at beginning of year	565,510	485,000

Granted	20,996	115,510
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	586,506	600,510

Exercisable at end of period	414,010	247,000

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 26, 2010		September 27, 2009
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$154	$154	$405	$405
Discontinued operations	(25)	(25)	(39)	(39)
Net income available to common stockholders	$129	$129	$366	$366

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	-	-	-	-
Average common shares outstanding	8,011	8,011	8,011	8,011

Income from continuing operations per share	$0.02	$0.02	$0.05	$0.05
Discontinued operations loss per common share	$-	$-	$-	$-
Net income per common share	$0.02	$0.02	$0.05	$0.05

For the three months ended September 26, 2010, options to purchase 565,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.  For the three months ended September 27, 2009, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

(7)           Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.8 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  During the three months ended September 26, 2010, the Company provided $72 thousand in net tax expense.  In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined was used to provide for income taxes on a current year to date basis.

(8)	Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.  At September 26, 2010, the Company had approximately $16,000 of assets classified as held for sale, representing miscellaneous trailers and other transportation equipment.

(9)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 26, 2010 and September 27, 2009 (in thousands).  Operating income reported below excludes interest expense, income tax provision and discontinued operations.

	September 26,	September 27,
	2010	2009
Net sales and operating revenues:
Food and equipment distribution	$8,702	$8,395
Franchise and other (1)	1,930	1,605
Intersegment revenues	330	199
Combined	10,962	10,199
Less intersegment revenues	(330)	(199)
Consolidated revenues	$10,632	$10,000

Depreciation and amortization:
Food and equipment distribution	$-	$-
Franchise and other (1)	402	46
Combined	402	46
Corporate administration and other	26	26
Depreciation and amortization	$428	$72

Interest expense:
Food and equipment distribution	$-	$-
Franchise and other (1)	-	-
Combined	-	-
Corporate administration and other	10	14
Interest expense	$10	$14

Operating income:
Food and equipment distribution (1)	$499	$434
Franchise and other (1) (2)	79	534
Intersegment profit	57	53
Combined	635	1,021
Less intersegment profit	(57)	(53)
Corporate administration and other	(342)	(343)
Operating income	$236	$625

Geographic information (revenues):
United States	$10,413	$9,820
Foreign countries	219	180
Consolidated total	$10,632	$10,000

(1)	Company stores that were closed are included in discontinued operations in the accompanying condensed consolidated statements of operations

(2)	Does not include full allocation of corporate administration.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 27, 2010, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 27, 2010.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco”).  At September 26, 2010, there were 307 domestic and international Pizza Inn restaurants, consisting of four Company-owned domestic restaurants, 228 franchised domestic restaurants, and 75 franchised international restaurants.  The 232 domestic restaurants consisted of: (i) 150 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 34 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 48 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 232 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 75 international restaurants were located in eleven foreign countries.

Basic and diluted income per common share decreased to $0.02 for the three month period ended September 26, 2010 compared to $0.05 for the comparable period ended September 27, 2009.  Net income for the three month period ended September 26, 2010 decreased $237,000 to $129,000 from $336,000 for the comparable period in the prior fiscal year, on revenues of $10.6 million for the three month period ended September 26, 2010 and $10.0 million for the comparable period in the prior fiscal year.  The decrease in net income during the three month period ended September 26, 2010, was primarily due to a $0.3 million non-recurring entry to record final amortization and depreciation on a Company restaurant that was closed during the period.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	September 26,	September 27,
	2010	2009
Domestic retail sales Buffet Units (in thousands)	$26,666	$26,762
Domestic retail sales Delco Units (in thousands)	$1,777	$2,253
Domestic retail sales Express Units (in thousands)	$925	$1,037
Total domestic retail sales (in thousands)	$29,368	$30,052

Average number of domestic Buffet Units	151	152
Average number of domestic Delco Units	32	37
Average number of domestic Express Units	47	49

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

Total revenues for the three month period ended September 26, 2010 increased 6.3%, or $0.6 million, to $10.6 million from $10.0 million in the same period in the prior fiscal year.  Food and supply sales increased by $0.3 million driven primarily by the increase in commodity prices, and restaurant sales increased $0.4 million primarily due to the opening of a new Company store in the second quarter of fiscal 2010.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended September 26, 2010 increased 3.7%, or $0.3 million, to $8.7 million from $8.4 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the increase, driven primarily by a 23% increase in cheese prices compared to the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from royalties, license fees and area development and foreign master license sales, decreased 3.5% or $37,000 for the three month period ended September 26, 2010 compared to the comparable period for the prior fiscal year.  Domestic royalties decreased to $0.8 million in the first quarter of fiscal year 2011 from $0.9 million the prior year as a result of 3.5% lower retail sales from units closed in the current fiscal year, a 4.8% decrease in comparable store sales, a one-time royalty buy-out of $44,000 in the prior year and the “0% First Year Royalty” incentive program the Company had in place for new buffet franchise units signed by the end of the prior fiscal year.  These lower royalty amounts were offset by higher domestic franchise fees, including the signing of a new area development agreement with an existing franchise area developer.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 66.7%, or $0.4 million, to $0.9 million for the three month period ended September 26, 2010 compared to $0.5 million for the comparable period in the prior fiscal year.  The increase is primarily due to the opening of two new stores in Fort Worth, Texas, one in September, 2009 and one in August, 2010.  The Company also acquired a new Delco store in Fort Worth, Texas in September, 2010.  The Company store located in Plano, Texas closed in September, 2010.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes direct materials, distribution fees, labor and general and administrative expenses directly related to food and supply sales and restaurant sales, increased 7.2%, or $0.6 million, for the three month period ended September 26, 2010 compared to the comparable period for the prior fiscal year.  This increase was the result of higher commodity costs and costs associated with the new Company stores opened in September, 2009 and August, 2010.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased 12.0%, or $56,000, for the three month period ended September 26, 2010 compared to the comparable period in the prior fiscal year, primarily due to modest increases in training and travel, and lower allocated overhead.

General and Administrative Expenses

General and administrative expenses increased 7.5%, or $58,000, for the three month period ended September 26, 2010 compared to the comparable period for the prior fiscal year.  The increase was primarily due to increased general and administrative expenses associated with the newest Company owned store in Fort Worth, Texas of $61,000, and a $68,000 increase in legal fees related to a franchisee lawsuit.  These increases were offset by a $59,000 decrease in payroll associated with earned bonuses in the prior year.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first fiscal quarter of 2011 and recorded a $0.3 million non-recurring entry attributable to a change in estimated useful life of the equipment and leasehold improvements.

Provision for Bad Debts

Provision for bad debt expense remained at $15,000 for the three month period ended September 26, 2010 and for the comparable period in the prior fiscal year.

Interest Expense

Interest expense was relatively unchanged for the three month period ended September 26, 2010 from the comparable period in the prior fiscal year.

Provision for Income Tax

For the three month period ended September 26, 2010, income tax expense of $72,000 was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

Discontinued Operations

Discontinued operations include losses from Company-owned stores in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

During the three month period ended September 26, 2010, one new domestic Buffet Units, two new Delco Units and one Express Unit were opened by Pizza Inn franchisees and one Buffet Unit was opened as a Company store.  Seven domestic restaurants (two Buffet Units, three Delco Units and one Express Unit) and two international restaurants were closed by franchisees typically because of unsatisfactory standards of operation or poor performance.  In addition one Company owned Buffet Unit was closed.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

The following charts summarize restaurant activity for the three month periods ended September 26, 2010 and September 27, 2009:

Three months ended September 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	2	3	150
Delco Units	35	2	3	34
Express Units	49	1	2	48
International Units	77	-	2	75
Total	312	5	10	307

Three months ended September 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	2	-	154
Delco Units	38	1	1	38
Express Units	51	-	3	48
International Units	68	2	-	70
Total	309	5	4	310

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and use of our credit facilities from time to time.

Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses.  In the three month period ended September 26, 2010, cash provided by operating activities was $0.3 million compared to cash provided by operating activities of $0.2 million in the comparable period for the prior year.  This increase in cash provided by operating activities was due to higher depreciation and amortization, a reduction in receivables compared to an increase in the comparable period of the prior year and a lower reduction in prepaid expenses, offset by lower net income and a greater reduction in trade payables.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.5 million for the three month period ended September 26, 2010, primarily for a new Company store that opened in Fort Worth, Texas.  This compares to cash used by investing activities of $0.5 million attributed to another store that opened in Fort Worth, Texas during the same period in the prior fiscal year.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.3 million in the three month period ended September 26, 2010 compared to $0.2 million for the comparable period in the prior fiscal year.  This increase in cash provided by financing activities was due to increased net borrowings, offset by the elimination of a cash overdraft.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million without reliance on material non-routine income.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 26, 2010 the balance on the term loan facility was $0.6 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

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

As of June 24, 2007 we had recorded a valuation allowance based on our assessment that the realization of a portion of our net deferred tax assets did not meet the “more likely than not” criterion under the authoritative guidance on “Accounting for Income Taxes.”  The entire valuation allowance was released in fiscal 2008.  As a result, the effective tax rate for fiscal 2011 is estimated to be 34%.

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

Not required for a smaller reporting company.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the three month period ended September 26, 2010 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

Not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 26, 2010.  As of September 26, 2010, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 filed on November 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

10.1	Loan Agreement dated January 11, 2010, between Pizza Inn, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 15, 2010).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated:  November 9, 2010