Form 10-Q
period 2010-12-26
PIZZA INN INC /MO/
filed 2011-02-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2010

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

As of February 7, 2011, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23
	Exhibit 31.1	24
	Exhibit 31.2	25
	Exhibit 32.1	26
	Exhibit 32.2	27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
REVENUES:	2010	2009	2010	2009

Food and supply sales	$8,489	$8,616	$17,191	$17,011
Franchise revenue	917	1,004	1,942	2,066
Restaurant sales	949	791	1,854	1,334
	10,355	10,411	20,987	20,411

COSTS AND EXPENSES:
Cost of sales	8,473	8,461	17,177	16,577
Franchise expenses	381	430	904	897
General and administrative expenses	836	838	1,671	1,615
Costs associated with store closure	-	-	319	-
Bad debt	40	25	55	40
Interest expense	18	12	28	26
	9,748	9,766	20,154	19,155

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	607	645	833	1,256
Income taxes	205	217	277	423
INCOME FROM CONTINUING OPERATIONS	402	428	556	833

Loss from discontinued operations, net of taxes	(23)	(41)	(48)	(80)
NET INCOME	$379	$387	$508	$753

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.05	$0.05	$0.07	$0.10
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.05	$0.05	$0.06	$0.09

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.05	$0.05	$0.07	$0.10
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.05	$0.05	$0.06	$0.09

Weighted average common shares outstanding - basic	8,011	8,011	8,011	8,011

Weighted average common and
potential dilutive common shares outstanding	8,012	8,011	8,013	8,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 26,	June 27,
ASSETS	2010 (unaudited)	2010

CURRENT ASSETS
Cash and cash equivalents	$326	$761
Accounts receivable, less allowance for bad debts
of $232 and $178, respectively	2,999	2,678
Income tax receivable	-	184
Inventories	1,883	1,489
Property held for sale	16	16
Deferred income tax assets	742	723
Prepaid expenses and other	288	260
Total current assets	6,254	6,111

LONG-TERM ASSETS
Property, plant and equipment, net	2,943	2,167
Deferred income tax assets	121	48
Deposits and other	113	132
	$9,431	$8,458
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,758	$1,783
Deferred revenues	314	236
Accrued expenses	1,126	1,360
Bank debt	313	110
Total current liabilities	3,511	3,489

LONG-TERM LIABILITIES
Deferred gain on sale of property	121	134
Deferred revenues	186	207
Bank debt	632	220
Other long-term liabilities	32	27
Total liabilities	4,482	4,077

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,966	8,906
Retained earnings	20,468	19,960
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	4,949	4,381
	$9,431	$8,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 26,	December 27,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$508	$753
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	546	164
Stock compensation expense	60	79
Deferred tax	(92)	-
Provision for bad debts	55	40
Changes in operating assets and liabilities:
Notes and accounts receivable	(192)	(571)
Inventories	(394)	(315)
Accounts payable - trade	(25)	172
Accrued expenses	(243)	196
Deferred revenue	58	119
Prepaid expenses and other	(18)	(238)
Cash provided by operating activities	263	399

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,313)	(634)
Cash used by investing activities	(1,313)	(634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	615	38
Cash provided by financing activities	615	38

Net decrease in cash and cash equivalents	(435)	(197)
Cash and cash equivalents, beginning of period	761	274
Cash and cash equivalents, end of period	$326	$77

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Six Months Ended
	December 26,	December 27,
	2010	2009

CASH PAYMENTS FOR:

Interest	$27	$26
Income taxes	290	250

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

Fiscal Quarters
Fiscal second quarters ended December 26, 2010 and December 27, 2009, both contained 13 weeks and fiscal year to date ended December 26, 2010 and December 27, 2009 both contained 26 weeks.

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

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. As amended, the Amegy credit facility provides for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $2.56 million term loan facility.

The Company may borrow, repay and reborrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly.  A quarterly commitment fee of 0.25% is payable on the average unused portion of the revolving credit facility.

Amegy has agreed to make term loans under the term facility through January 11, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment.  Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 26, 2010 the balance on the term loan facility was $0.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  As of December 26, 2010, there were 848,425 shares available to be repurchased under the plan.

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

 (4)         Stock-Based Compensation

 For the quarter and six months ended December 26, 2010, we recognized stock-based compensation expense of $30,000 and $60,000.  As of December 26, 2010, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the Company’s outstanding stock options for the six months ended December 26, 2010 and December 27, 2009:

	Six Months Ended
	December 26, 2010	December 27, 2009

Outstanding at beginning of year	565,510	485,000

Granted	20,996	115,510
Exercised	-	-
Forfeited/Canceled/Expired	(25,000)	-

Outstanding at end of period	561,506	600,510

Exercisable at end of period	404,010	259,000

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	December 26, 2010		December 27, 2009
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$402	$402	$428	$428
Discontinued operations	(23)	(23)	(41)	(41)
Net income available to common stockholders	$379	$379	$387	$387

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	1	-	-	-
Average common shares outstanding	8,012	8,011	8,011	8,011

Income from continuing operations per share	$0.05	$0.05	$0.05	$0.05
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$0.05	$0.05	$0.05	$0.05

	Six Months Ended
	December 26, 2010		December 27, 2009
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$556	$556	$833	$833
Discontinued operations	(48)	(48)	(80)	(80)
Net income available to common stockholders	$508	$508	$753	$753

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	2	-	-	-
Average common shares outstanding	8,013	8,011	8,011	8,011

Income from continuing operations per share	$0.07	$0.07	$0.10	$0.10
Discontinued operations loss per common share	(0.01)	(0.01)	(0.01)	(0.01)
Net income per common share	$0.06	$0.06	$0.09	$0.09

For the three and six months ended December 26, 2010, options to purchase 425,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.  For the three and six months ended December 27, 2009, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

(7)           Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.9 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  During the three and six months ended December 26, 2010, the Company provided $205,000 and $277,000, respectively in net tax expense.  In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined was used to provide for income taxes on a current year to date basis.

(8)	Property Held for Sale

Assets that are to be disposed of by sale are recognized in the consolidated financial statements at the lower of carrying amount or estimated net realizable value (proceeds less cost to sell), and are not depreciated after being classified as held for sale. In order for an asset to be classified as held for sale, the asset must be actively marketed, be available for immediate sale and meet certain other specified criteria.  At December 26, 2010, the Company had approximately $16,000 of assets classified as held for sale, representing miscellaneous transportation equipment.

(9)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three  month and six month periods ended December 26, 2010 and December 27, 2009 (in thousands).  Operating income reported below excludes interest expense, income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2010	2009	2010	2009
Net sales and operating revenues:
Food and equipment distribution	$8,489	$8,616	$17,191	$17,011
Franchise and other (1)	1,866	1,795	3,796	3,400
Intersegment revenues	326	262	650	461
Combined	10,681	10,673	21,637	20,872

Less intersegment revenues	(326)	(262)	(650)	(461)
Consolidated revenues	$10,355	$10,411	$20,987	$20,411

Depreciation and amortization:
Food and equipment distribution	$-	$-	$-	$-
Franchise and other (1)	81	67	483	113
Combined	81	67	483	113
Corporate administration and other	37	25	63	51
Depreciation and amortization	$118	$92	$546	$164

Interest expense:
Food and equipment distribution	$-	$-	$-	$-
Franchise and other (1)	-	-	-
Combined	-	-	-	-
Corporate administration and other	18	12	28	26
Interest expense	$18	$12	$28	$26

Operating income:
Food and equipment distribution (1)	$553	$478	$1,052	$912
Franchise and other (1) (2)	428	577	507	1,111
Intersegment profit	56	67	113	120
Combined	1,037	1,122	1,672	2,143
Less intersegment profit	(56)	(67)	(113)	(120)
Corporate administration and other	(374)	(410)	(726)	(767)
Operating income	$607	$645	$833	$1,256

Geographic information (revenues):
United States	$10,105	$10,121	$20,497	$19,907
Foreign countries	250	290	490	504
Consolidated total	$10,355	$10,411	$20,987	$20,411

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Does not include full allocation of corporate administration.

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

Results of Operations
Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco”).  At December 26, 2010, there were 307 domestic and international Pizza Inn restaurants, consisting of five Company-owned domestic restaurants, 226 franchised domestic restaurants, and 76 franchised international restaurants.  The 231 domestic restaurants consisted of: (i) 150 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 33 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 48 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 231 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 76 international restaurants were located in eleven foreign countries.

           Basic and diluted income per common share remained flat at $0.05 for the three month period ended December 26, 2010 compared to the comparable period in the prior fiscal year.  Net income for the three month period ended December 26, 2010 remained flat at $0.4 million compared to the comparable period in the prior fiscal year, on revenues of $10.4 million for both the three month period ended December 26, 2010 and the comparable period in the prior fiscal year.  Basic and diluted income per common share decreased to $0.06 for the six month periods ended December 26, 2010 compared to $0.09 for the comparable period ended December 27, 2009.  Net income for the six month period ended December 26, 2010 decreased $0.3 million to $0.5 million from $0.8 million for the comparable period in the prior fiscal year, on revenues of $21.0 million for the six month period ended December 26, 2010 and $20.4 million for the comparable period in the prior fiscal year.  The decrease in net income during the six month period ended December 27, 2010 is primarily due to a $0.3 million non-recurring entry to record final amortization and depreciation on a Company restaurant that was closed during the first quarter of fiscal 2011.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	December 26,	December 27,
	2010	2009
Domestic retail sales Buffet Units (in thousands)	$25,266	$25,425
Domestic retail sales Delco Units (in thousands)	1,819	2,223
Domestic retail sales Express Units (in thousands)	968	977
Total domestic retail sales (in thousands)	$28,053	$28,625

Average number of domestic Buffet Units	149	153
Average number of domestic Delco Units	33	39
Average number of domestic Express Units	48	47

	Six Months Ended
	December 26,	December 27,
	2010	2009
Domestic retail sales Buffet Units (in thousands)	$51,933	$52,187
Domestic retail sales Delco Units (in thousands)	3,596	4,476
Domestic retail sales Express Units (in thousands)	1,893	2,014
Total domestic retail sales (in thousands)	$57,422	$58,677

Average number of domestic Buffet Units	150	153
Average number of domestic Delco Units	32	38
Average number of domestic Express Units	48	48

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

Total revenues for the three month period ended December 26, 2010 remained flat at $10.4 million compared to the same period in the prior fiscal year.  Food and supply sales and franchise revenue each decreased by $0.1 million while restaurant sales increased $0.2 million primarily due to the opening and acquisition of new Company stores in fiscal 2011.  Total revenues for the six month period ended December 26, 2010 increased 2.8%, or $0.6 million, to $21.0 million from $20.4 million in the same period in the prior fiscal year primarily due to an increase in restaurant sales from the opening and acquisition of new Company stores in fiscal 2011.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended December 26, 2010 decreased 1.5%, or $0.1 million, to $8.5 million from $8.6 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the decrease, driven primarily by 2.0% lower retail sales compared to the same period in the prior fiscal year.  Food and supply sales for the six month period ended December 26, 2010 increased 1.1%, or $0.2 million, to $17.2 million from $17.0 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the increase, driven primarily by higher commodity prices compared to the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased 8.7%, or $87,000, for the three month period ended December 26, 2010 compared to the comparable period for the prior fiscal year.  The decrease was primarily due to a decrease in domestic royalties of 6.7%, or $54,000, driven primarily by a 2.6% decrease in comparable store sales.  Domestic royalties were also impacted by the 0% First Year Royalties incentive program the Company has in place for new franchised Buffet Units opened during the past two fiscal years.  The program provides for zero royalties to be paid in the first year of operation, 2% royalties in the second year of operation and then the standard 4% royalties for the remainder of the 20 year franchise agreement.  This program was implemented to stimulate demand for the Company’s new buffet concept at a time when franchise development activities had declined due to overall economic conditions.  In fiscal years 2010 and 2011, there were seven new domestic Buffet Units opened that benefitted from the incentive.  Royalties waived under the incentive program increased $38,000 to $58,000 for the three months ended December 26, 2010 compared to $20,000 in the same period last year. For the six months ended December 26, 2010 franchise revenue decreased 6.0%, or $124,000, compared to the comparable period for the prior fiscal year.  The decrease was primarily due to a decrease in domestic royalties of 8.0%, or $133,000, as a result of a 3.8% decrease in comparable store sales.  In addition, the Company received a one time benefit in the prior year due to a $44,000 royalty buy-out.  These lower royalty amounts were offset by higher franchise fees, including the signing of a new area development agreement with an existing franchise area developer.  Royalties waived under the 0% First Year Royalties incentive program increased $96,000 to $131,000 for the six months ended December 26, 2010 compared to $35,000 in the same period last year.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 20.0%, or $158,000, to $949,000 for the three month period ended December 26, 2010 compared to $791,000 for the comparable period in the prior fiscal year.  Restaurant sales increased 39.0%, or $0.6 million, to $1.9 million for the six month period ended December 26, 2010 compared to $1.3 million for the comparable period in the prior fiscal year.  These increases were primarily due to the opening of two new stores in Fort Worth, Texas and Lewisville, Texas in August, 2010 and December, 2010, respectively.  The Company also acquired a new Delco store in Fort Worth, Texas in September, 2010.  The Company store located in Plano, Texas closed in September, 2010.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes direct materials, distribution fees, labor and general and administrative expenses directly related to food and supply sales and restaurant sales, remained flat at $8.5 million for the three month period ended December 26, 2010 compared to the comparable period for the prior fiscal year.  An increase in costs associated with the new Company stores opened in August, 2010 and December, 2010 was offset by lower direct costs associated with food and supply sales.  Cost of sales increased 3.6%, or $0.6 million, for the six month period ended December 26, 2010 compared to the comparable period for the prior fiscal year, primarily due to an increase in commodity costs over the comparable period in the prior year and costs associated with the new Company stores opened in fiscal 2011.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses remained flat at $0.4 million for the three month period ended December 26, 2010 compared to the comparable period in the prior fiscal year and remained flat at $0.9 million for the six month period ended December 26, 2010 compared to the comparable period in the prior fiscal year.

General and Administrative Expenses

General and administrative expenses remained flat at $0.8 million, for the three month period ended December 26, 2010 compared to the comparable period for the prior fiscal year.  Increased Company store general and administrative expenses, primarily due to pre-opening expenses associated with the newest Company owned store in Lewisville, Texas, were offset by lower legal and professional fees compared to the same period in the prior fiscal year.  General and administrative expenses increased 3.5%, or $56,000, for the six month period ended December 26, 2010 compared to the comparable period for the prior fiscal year.  The increase was primarily due to a $147,000 increase in Company store general and administrative expenses primarily due to pre-opening expenses associated with the newest Company owned stores in Fort Worth, Texas and Lewisville, Texas , as well as a $32,000 increase in legal fees related to a franchisee lawsuit.  These increases were offset by a $65,000 decrease in payroll associated primarily with earned bonuses in the prior year, a $39,000 decrease in other professional fees and a $19,000 decrease in occupancy costs.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first fiscal quarter of 2011 and recorded a $0.3 million non-recurring entry attributable to a change in estimated useful life of the equipment and leasehold improvements.  The decision to close this location at the end of the initial lease term, rather than exercising the available extension option, was based on the unit’s weak historical financial performance driven by unfavorable lease terms and the unfavorable lease terms of the option period.  A portion of the equipment and the store management from this location were relocated to the new Company store that opened in December, 2010 in a nearby trade area in Lewisville, Texas.  The Lewisville store is located in a demographically more desirable area and has more favorable lease terms than the Plano location.

Provision for Bad Debts

Provision for bad debt expense increased $15,000 for the three months and six months ended December 26, 2010 from the comparable periods in the prior fiscal year.

Interest Expense

Interest expense was relatively unchanged for the three month and six month periods ended December 26, 2010 from the comparable periods in the prior fiscal year.

Provision for Income Tax

For the three and six month period ended December 26, 2010, income tax expense of $0.2 million and $0.3 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.9 million.

Discontinued Operations

Discontinued operations include losses from Company-owned stores in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month and six month periods ended December 26, 2010 and December 27, 2009:

Three months ended December 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	150	2	2	150
Delco Units	34	-	1	33
Express Units	48	2	2	48
International Units	75	1	-	76
Total	307	5	5	307

Three months ended December 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	154	1	4	151
Delco Units	38	2	1	39
Express Units	48	-	1	47
International Units	70	6	-	76
Total	310	9	6	313

Six months ended December 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	4	5	150
Delco Units	35	2	4	33
Express Units	49	3	4	48
International Units	77	1	2	76
Total	312	10	15	307

Six months ended December 27, 2009

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	3	4	151
Delco Units	38	3	2	39
Express Units	51	-	4	47
International Units	68	8	-	76
Total	309	14	10	313

Restaurants were closed typically because of unsatisfactory standards of operation or poor performance.  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and payment of royalty and advertising fees are required prior to the delivery of weekly food orders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for depreciation and amortization, changes in working capital and accrued expenses.  In the six month period ended December 26, 2010, cash provided by operating activities was $0.3 million compared to cash provided by operating activities of $0.4 million in the comparable period for the prior year.  This decrease in cash provided by operating activities was primarily due to a reduction in accrued expenses and trade payables in the current period compared to increases in the prior period, offset by lesser increases in accounts receivable and prepaid expenses in the current period.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.3 million for the six month period ended December 26, 2010, primarily for new Company stores that opened in Fort Worth, Texas and Lewisville, Texas as well as computer software.  This compares to cash used by investing activities of $0.6 million during the same period in the prior fiscal year  attributed to another store that opened in Fort Worth, Texas.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.6 million in the six month period ended December 26, 2010 compared to $38,000 for the comparable period in the prior fiscal year.  This increase in cash provided by financing activities was due to increased net borrowings for two new company stores.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.9 million without reliance on material non-routine income.

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. As amended, the Amegy credit facility provides for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $2.56 million term loan facility.

The Company may borrow, repay and reborrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly.  A quarterly commitment fee of 0.25% is payable on the average unused portion of the revolving credit facility.

 Amegy has agreed to make term loans under the term facility through January 11, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment.  Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 26, 2010 the balance on the term loan facility was $0.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the three and six month periods ended December 26, 2010 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

Not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending December 26, 2010.  As of December 26, 2010, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Restated Articles of Incorporation (filed as Item 3.2 to Form 10-K for the fiscal year ended June 25, 2006 filed on November 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Item 3.1 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference)

4.1	Loan Agreement dated January 11, 2010, between Pizza Inn, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 15, 2010).

4.2	First Amendment to Loan Agreement dated January 11, 2010, between Pizza Inn, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 13, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

Dated:  February 9, 2011