Form 10-Q
period 2011-03-27
PIZZA INN INC /MO/
filed 2011-05-10
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2011

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

As of May 9, 2011, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

	Signatures	24
	Exhibit 31.1	25
	Exhibit 31.2	26
	Exhibit 32.1	27
	Exhibit 32.2	28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
REVENUES:	2011	2010	2011	2010

Food and supply sales	$8,650	$8,378	$25,841	$25,389
Franchise revenue	937	1,041	2,879	3,107
Restaurant sales	1,134	760	2,988	2,094

	10,721	10,179	31,708	30,590

COSTS AND EXPENSES:
Cost of sales	8,679	8,163	25,856	24,740
Franchise expenses	518	524	1,422	1,421
General and administrative expenses	777	865	2,448	2,474
Costs associated with store closure	-	-	319	-
Bad debt	15	15	70	55
Interest expense	21	26	49	52
	10,010	9,593	30,164	28,742

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	711	586	1,544	1,848
Income taxes	246	186	523	615
INCOME FROM CONTINUING OPERATIONS	465	400	1,021	1,233

Loss from discontinued operations, net of taxes	(23)	(38)	(71)	(118)
NET INCOME	$442	$362	$950	$1,115

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.06	$0.05	$0.13	$0.15
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.06	$0.05	$0.12	$0.14

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.06	$0.05	$0.13	$0.15
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.06	$0.05	$0.12	$0.14

Weighted average common shares outstanding - basic	8,011	8,011	8,011	8,011

Weighted average common and
potential dilutive common shares outstanding	8,016	8,011	8,013	8,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 27,	June 27,
ASSETS	2011 (unaudited)	2010

CURRENT ASSETS
Cash and cash equivalents	$704	$761
Accounts receivable, less allowance for bad debts
of $247 and $178, respectively	3,041	2,678
Income tax receivable	321	184
Inventories	1,707	1,489
Deferred income tax assets	704	723
Prepaid expenses and other	291	276
Total current assets	6,768	6,111

LONG-TERM ASSETS
Property, plant and equipment, net	3,009	2,167
Long-term notes receivable	67	-
Deferred income tax assets	-	48
Deposits and other	233	132
	$10,077	$8,458
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,671	$1,783
Deferred revenues	276	236
Accrued expenses	1,411	1,360
Bank debt	333	110
Total current liabilities	3,691	3,489

LONG-TERM LIABILITIES
Deferred gain on sale of property	115	134
Deferred tax liability	122	-
Deferred revenues	176	207
Bank debt	566	220
Other long-term liabilities	3	27
Total liabilities	4,673	4,077

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	8,979	8,906
Retained earnings	20,910	19,960
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	5,404	4,381
	$10,077	$8,458

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$950	$1,115
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	689	258
Stock compensation expense	73	122
Deferred tax	189	-
Provision for bad debts	70	55
Net income adjusted for non-cash items	1,971	1,550
Changes in operating assets and liabilities:
Notes and accounts receivable	(634)	(652)
Inventories	(218)	(192)
Accounts payable - trade	(112)	(100)
Accrued expenses	7	712
Deferred revenue	10	160
Prepaid expenses and other	(130)	(232)
Net changes in operating assets and liabilities	(1,077)	(304)
Cash provided by operating activities	894	1,246

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,520)	(650)
Cash used by investing activities	(1,520)	(650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in line of credit, net	569	(291)
Cash provided (used) by financing activities	569	(291)

Net increase (decrease) in cash and cash equivalents	(57)	305
Cash and cash equivalents, beginning of period	761	274
Cash and cash equivalents, end of period	$704	$579

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2011	2010

CASH PAYMENTS FOR:

Interest	$49	$52
Income taxes	510	346

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

Fiscal Quarters
Fiscal third quarters ended March 27, 2011 and March 28, 2010, both contained 13 weeks and fiscal year to date ended March 27, 2011 and March 28, 2010 both contained 39 weeks.

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

Reclassification
Certain items have been reclassified in the prior year financial statements to conform to current year presentation.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 27, 2011 the balance on the term loan facility was $0.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  As of March 27, 2011, there were 848,425 shares available to be repurchased under the plan.

On July 2, 2008, the Company filed a complaint against a former franchisee that operated one restaurant in the Sherman, Texas market from 2003 to 2008 for breach of contract, misappropriation of trade secrets and trademark infringement.  The former franchisee filed a counterclaim alleging racial discrimination, retaliation and breach of contract.  The case went to trial in June, 2010 and the Company prevailed on its breach of contract, misappropriation of trade secrets and trademark infringement claims and successfully defended against the racial discrimination allegation, but was unsuccessful in defending the retaliation claim.  The net award was to the former franchisee of $197,167.  Both parties submitted post-trial briefings for recovery of interest, attorneys’ fees and costs and recovery of statutory damages.  In March, 2011, the Court entered its Order on the issues submitted in the post-trial briefings and entered a final net judgment against the Company for $255,183. In April, 2011, the Company filed additional motions with the Court to set aside the jury’s findings on several grounds and to amend the Court’s award of attorneys’ fees.  On May 3, 2011, the former franchisee filed his response to the Company’s motions and subsequently the Company filed its response.  If the Court does not grant the Company’s motions, the Company intends to appeal the judgment.  An adverse outcome to this matter would not materially affect the Company’s financial position or annual results of operation.  Due to the uncertainty surrounding the outcome of this matter, the Company has not made any accrual for the judgment as of March 27, 2011.  The Company estimates its maximum exposure to be the $255,183 net judgment that has already been awarded.

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

 (4)         Stock-Based Compensation

 For the quarter and nine months ended March 27, 2011, we recognized stock-based compensation expense of $13,000 and $73,000.  As of March 27, 2011, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the Company’s outstanding stock options for the nine months ended March 27, 2011 and March 28, 2010:

	Nine Months Ended
	March 27, 2011	March 28, 2010

Outstanding at beginning of year	565,510	485,000

Granted	20,996	115,510
Exercised	-	-
Forfeited/Canceled/Expired	(25,000)	-

Outstanding at end of period	561,506	600,510

Exercisable at end of period	407,010	260,500

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 27, 2011		March 28, 2010
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$465	$465	$400	$400
Discontinued operations	(23)	(23)	(38)	(38)
Net income available to common stockholders	$442	$442	$362	$362

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	5	-	-	-
Average common shares outstanding	8,016	8,011	8,011	8,011

Income from continuing operations per share	$0.06	$0.06	$0.05	$0.05
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$0.06	$0.06	$0.05	$0.05

	Nine Months Ended
	March 27, 2011		March 28, 2010
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$1,021	$1,021	$1,233	$1,233
Discontinued operations	(71)	(71)	(118)	(118)
Net income available to common stockholders	$950	$950	$1,115	$1,115

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	2	-	-	-
Average common shares outstanding	8,013	8,011	8,011	8,011

Income from continuing operations per share	$0.13	$0.13	$0.15	$0.15
Discontinued operations loss per common share	(0.01)	(0.01)	(0.01)	(0.01)
Net income per common share	$0.12	$0.12	$0.14	$0.14

For the three and nine months ended March 27, 2011, options to purchase 425,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.  For the quarter and nine months ended March 28, 2010, options to purchase 600,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

(7)           Income Taxes

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.9 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  During the three and nine months ended March 27, 2011, the Company provided $246,000 and $530,000, respectively in net tax expense.  In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined was used to provide for income taxes on a current year to date basis.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three  month and nine month periods ended March 27, 2011 and March 28, 2010 (in thousands).  Operating income reported below excludes interest expense, income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net sales and operating revenues:
Food and supply distribution	$8,650	$8,378	$25,841	$25,389
Franchise and other (1)	2,071	1,801	5,867	5,201
Intersegment revenues	369	233	1,031	694
Combined	11,090	10,412	32,739	31,284

Less intersegment revenues	(369)	(233)	(1,031)	(694)
Consolidated revenues	$10,721	$10,179	$31,708	$30,590

Depreciation and amortization:
Food and supply distribution	$-	$-	$-	$-
Franchise and other (1)	98	68	581	181
Combined	98	68	581	181
Corporate administration and other	45	26	108	77
Depreciation and amortization	$143	$94	$689	$258

Interest expense:
Food and supply distribution	$-	$-	$-	$-
Franchise and other (1)	-	-	-	-
Combined	-	-	-	-
Corporate administration and other	21	26	49	52
Interest expense	$21	$26	$49	$52

Operating income:
Food and supply distribution	$638	$482	$1,690	$1,434
Franchise and other (1) (2)	445	494	952	1,565
Intersegment profit	63	40	176	120
Combined	1,146	1,016	2,818	3,119
Less intersegment profit	(63)	(40)	(176)	(120)
Corporate administration and other	(372)	(390)	(1,098)	(1,151)
Operating income	$711	$586	$1,544	$1,848

Geographic information (revenues):
United States	$10,472	$9,928	$30,969	$29,836
Foreign countries	249	251	739	754
Consolidated total	$10,721	$10,179	$31,708	$30,590

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Does not include full allocation of corporate administration.

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

Results of Operations
Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trade name "Pizza Inn."  Our distribution division is Norco Restaurant Services Company (“Norco”).  At March 27, 2011, there were 298 domestic and international Pizza Inn restaurants, consisting of five Company-owned domestic restaurants, 216 franchised domestic restaurants, and 77 franchised international restaurants.  The 221 domestic restaurants consisted of: (i) 144 restaurants that offer dine-in, carry-out, and in many cases, delivery services (“Buffet Units”); (ii) 32 restaurants that offer delivery and carry-out services only (“Delco Units”); and (iii) 45 restaurants that are typically located within a convenience store, college campus building, airport terminal, or other commercial facility and offer quick carry-out service from a limited menu (“Express Units”).  The 221 domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The 77 international restaurants were located in eleven foreign countries.

           Basic and diluted income per common share increased $0.01 to $0.06 for the three month period ended March 27, 2011 compared to the comparable period in the prior fiscal year.  Net income for the three month period ended March 27, 2011 increased $80,000 to $0.4 million compared to the comparable period in the prior fiscal year, on revenues of $10.7 million for the three month period ended March 27, 2011 and $10.2 million for the comparable period in the prior fiscal year.  Basic and diluted income per common share decreased to $0.12 for the nine month period ended March 27, 2011 compared to $0.14 for the comparable period ended March 28, 2010.  Net income for the nine month period ended March 27, 2011 decreased $0.1 million to $1.0 million from $1.1 million for the comparable period in the prior fiscal year, on revenues of $31.7 million for the nine month period ended March 27, 2011 and $30.6 million for the comparable period in the prior fiscal year.  The decrease in net income during the nine month period ended March 27, 2011 was primarily due to a $0.3 million non-recurring entry to record final amortization and depreciation on a Company restaurant that was closed during the first quarter of fiscal 2011.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	March 27,	March 28,
	2011	2010
Domestic retail sales Buffet Units (in thousands)	$26,627	$25,856
Domestic retail sales Delco Units (in thousands)	1,719	2,023
Domestic retail sales Express Units (in thousands)	923	932
Total domestic retail sales (in thousands)	$29,269	$28,811

Average number of domestic Buffet Units	146	151
Average number of domestic Delco Units	31	37
Average number of domestic Express Units	46	47

	Nine Months Ended
	March 27,	March 28,
	2011	2010
Domestic retail sales Buffet Units (in thousands)	$78,551	$78,044
Domestic retail sales Delco Units (in thousands)	5,314	6,499
Domestic retail sales Express Units (in thousands)	2,816	2,947
Total domestic retail sales (in thousands)	$86,681	$87,490

Average number of domestic Buffet Units	148	152
Average number of domestic Delco Units	32	38
Average number of domestic Express Units	47	48

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

Total revenues for the three month period ended March 27, 2011 increased 5.3%, or $0.5 million, to $10.7 million from $10.2 million the same period in the prior fiscal year.  Food and supply sales increased to $8.7 million compared to $8.4 million the same period in the prior fiscal year.  Franchise revenue decreased slightly by $0.1 million while restaurant sales increased $0.4 million primarily due to the opening and acquisition of new Company stores in fiscal 2011.  Total revenues for the nine month period ended March 27, 2011 increased 3.7%, or $1.1 million, to $31.7 million from $30.6 million in the same period in the prior fiscal year primarily due to an increase in restaurant sales from the opening and acquisition of new Company stores in fiscal 2011.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended March 27, 2011 increased 3.2%, or $0.3 million, to $8.7 million from $8.4 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the increase, driven by a 1.6% increase in domestic retail sales and 5.3% higher overall commodity prices, including 12.1% higher cheese prices, compared to the same period in the prior fiscal year.  Food and supply sales for the nine month period ended March 27, 2011 increased 1.8%, or $0.4 million, to $25.8 million from $25.4 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the increase, driven primarily by 5.4% higher commodity prices, including 10.1% higher cheese prices, compared to the same period in the prior fiscal year, partially offset by a 1.0% decrease in domestic retail sales.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased 10.0%, or $0.1 million, for the three month period ended March 27, 2011 compared to the comparable period for the prior fiscal year.  The decrease was primarily due to a decline in domestic and international franchise fees of 76.9%, or $0.1 million, driven primarily by the lower number of store openings and the recognition of previously unrecorded international franchise fees in the prior year.  Domestic royalties were flat to prior year despite a one-time benefit for a royalty buyout of $25,000 and a 1.6% increase in domestic retail sales.  Domestic royalties were impacted by the 0% First Year Royalties incentive program the Company has in place for new franchised Buffet Units opened during the past two fiscal years.  The program provides for zero royalties to be paid in the first year of operation, 2% royalties in the second year of operation and then the standard 4% royalties for the remainder of the 20 year franchise agreement.  This program was implemented to stimulate demand for the Company’s new buffet concept at a time when franchise development activities had declined due to overall economic conditions.  In fiscal years 2010 and 2011, seven new domestic Buffet Units opened that benefitted from the incentive.  Royalties waived under the incentive program increased $17,000 to $56,000 for the three months ended March 27, 2011 compared to $39,000 in the same period last year. For the nine months ended March 27, 2011 franchise revenue decreased 7.3%, or $0.2 million, compared to the comparable period for the prior fiscal year.  The decrease was primarily due to a decrease in domestic royalties of 7.3%, or $0.2 million, as a result of a 1.0% decrease in domestic retail sales and a net decrease of $19,000 in one-time benefit royalty buy-outs.  Royalties waived under the 0% First Year Royalties incentive program also impacted domestic royalties and increased $113,000 to $187,000 for the nine months ended March 27, 2011 compared to $74,000 in the same period last year.  In addition, franchise fees decreased $43,000 due to the number of store openings.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 49.2%, or $0.3 million, to $1.1 million for the three month period ended March 27, 2011 compared to $0.8 million for the comparable period in the prior fiscal year.  Restaurant sales increased 42.7%, or $0.9 million, to $3.0 million for the nine month period ended March 27, 2011 compared to $2.1 million for the comparable period in the prior fiscal year.  These increases were primarily due to the opening of two new stores in Fort Worth, Texas and Lewisville, Texas in August, 2010 and December, 2010, respectively.  The Company also acquired a new Delco store in Fort Worth, Texas in September, 2010.  The Company store located in Plano, Texas closed in September, 2010.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes materials and distribution fees directly related to food and supply sales and labor and general and administrative expenses directly related to restaurant sales, increased 6.3%, or $0.5 million, to $8.7 million for the three month period ended March 27, 2011 compared to $8.2 million for the comparable period for the prior fiscal year.  This increase in costs was associated primarily with the new Company stores opened in August, 2010 and December, 2010 and higher direct costs associated with food and supply sales.  Cost of sales increased 4.5%, or $1.1 million, for the nine month period ended March 27, 2011 compared to the comparable period for the prior fiscal year, primarily due to an increase in commodity costs over the comparable period in the prior year and costs associated with the new Company stores opened in fiscal 2011.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses were relatively unchanged at $0.5 million and $1.4 million for the three and nine month periods ended March 27, 2011, respectively, compared to the comparable periods in the prior fiscal year.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million to $0.8 million, for the three month period ended March 27, 2011 compared to $0.9 million for the comparable period for the prior fiscal year primarily as the result of lower legal fees offset slightly by increased expenses relating to two new Company stores in Fort Worth and Lewisville, Texas.  General and administrative expenses were relatively unchanged at $2.5 million, for the nine month period ended March 27, 2011 compared to the comparable period for the prior fiscal year.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first fiscal quarter of 2011 and recorded a $0.3 million non-recurring entry attributable to a change in estimated useful life of the equipment and leasehold improvements.  The decision to close this location at the end of the initial lease term, rather than exercising the available extension option, was based on the unit’s weak historical financial performance driven by unfavorable lease terms and the continued unfavorable lease terms of the option period.  A portion of the equipment and the store management from this location were relocated to the new Company store that opened in December, 2010 in a nearby trade area in Lewisville, Texas.  The new Lewisville store is located in a demographically more desirable area and has more favorable lease terms than the closed Plano location.

Provision for Bad Debts

Provision for bad debt expense remained unchanged at $15,000 for the three month period ended March 27, 2011 compared to the same period of the prior year.  Provision for bad debt expense increased $15,000 for the nine month period ended March 27, 2011 from the comparable period in the prior fiscal year.

Interest Expense

Interest expense was relatively unchanged for the three month and nine month periods ended March 27, 2011 compared to the comparable periods in the prior fiscal year.

Provision for Income Tax

For the three and nine month period ended March 27, 2011, income tax expense of $0.2 million and $0.5 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.9 million.

Discontinued Operations

Discontinued operations include losses from Company-owned stores in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month and nine month periods ended March 27, 2011 and March 28, 2010:

Three months ended March 27, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	150	1	7	144
Delco Units	33	-	1	32
Express Units	48	-	3	45
International Units	76	1	-	77
Total	307	2	11	298

Three months ended March 28, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	2	1	152
Delco Units	39	1	3	37
Express Units	47	-	-	47
International Units	76	1	2	75
Total	313	4	6	311

Nine months ended March 27, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	5	12	144
Delco Units	35	2	5	32
Express Units	49	3	7	45
International Units	77	2	2	77
Total	312	12	26	298

Nine months ended March 28, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	152	5	5	152
Delco Units	38	4	5	37
Express Units	51	-	4	47
International Units	68	9	2	75
Total	309	18	16	311

Restaurants were closed typically because of unsatisfactory standards of operation or poor performance.  Additionally, competition with respect to price, service, location, food quality, and greater brand recognition and financial resources can impact store closures.  Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

  We do not believe that these closings had any material impact on the collectibility of our outstanding receivables and royalties due to us because (i) these amounts have been reserved for or are otherwise collectable and (ii) these closed restaurants were generally lower volume restaurants whose financial impact on our business as a whole was not significant.  For those restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for on delivery and/or with certified funds and payment of royalties are required prior to the delivery of weekly food orders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  In the nine month period ended March 27, 2011, cash provided by operating activities was $0.9 million compared to cash provided by operating activities of $1.2 million in the comparable period for the prior year.  This $0.3 million decrease in cash provided by operating activities was primarily due to a $0.8 million reduction from changes in operating assets and liabilities, partially offset by a $0.4 million increase in net income adjusted for non-cash items.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.5 million for the nine month period ended March 27, 2011, primarily for new Company stores that opened in Fort Worth, Texas and Lewisville, Texas, as well as computer software.  This compares to cash used by investing activities of $0.7 million during the same period in the prior fiscal year attributable to another store that opened in Fort Worth, Texas.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.6 million for the nine month period ended March 27, 2011 compared to net payments of $0.3 million for the comparable period in the prior fiscal year.  This increase in cash provided by financing activities was due to increased net borrowings for two new Company stores.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 27, 2011 the balance on the term loan facility was $0.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

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

As of June 24, 2007, the Company had recorded a valuation allowance based on its assessment that the realization of a portion of its net deferred tax assets did not meet the “more likely than not” criterion under the authoritative guidance on “Accounting for Income Taxes.”  The entire valuation allowance was released in fiscal 2008.  As a result, the effective tax rate for fiscal 2011 is estimated to be 34%.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Except as discussed in Note 3 to the consolidated financial statements included herein, there have been no material developments in the three month period ended March 27, 2011 in any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.  Risk Factors

Not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending March 27, 2011.  As of March 27, 2011, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

10.1    First Amendment to Loan Agreement dated January 11, 2010, between Pizza Inn, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 13, 2011).

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

Dated:  May 10, 2011