Form 10-K
period 2011-06-26
PIZZA INN INC /MO/
filed 2011-09-14
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended June 26, 2011.
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

Yes ___     No Ö

As of December 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,954,858 computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 12, 2011, there were 8,010,919 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 14, 2011, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1.BUSINESS.

General

Pizza Inn, Inc. and its subsidiaries (collectively referred to as the “Company”, “Pizza Inn” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate one domestic fast casual restaurant under the trademark “Pie Five Pizza Company.”We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June26, 2011, the Pizza Inn trademarked system consisted of 297restaurants, including fiveCompany-owned restaurants, and 292franchised restaurants.  The 218domestic restaurants were comprised of 141buffet restaurants, 32delivery/carry-out restaurants and45express restaurants.  The 79international franchised restaurants were comprised of 17 buffet restaurants, 53delivery/carry-out restaurants and 9express restaurants.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansasand Mississippiaccounting for approximately 34%, 17%, 9% and 8%, respectively, of the total number of domestic restaurants.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Marketunder the ticker symbol “PZZI.”  In June 2011, we opened the first pie five restaurant in Ft. Worth, Texas.  This is the first test of a concept that we expect to continue to developand evaluate for future expansion.

Our Concepts

We offer fourrestaurant concepts: buffet, delivery/carry-out and express under the Pizza Inn brand, and fast casual under our new Pie Five brand. Each concept is designed to enhance the smooth flow of food ordering, preparation and service. We believe that the overall configuration of each concept results in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of our food products.  Our restaurants may be configured to adapt to a variety of building shapes and sizes, offering the flexibility necessary for our concepts to be operated at any number of otherwise suitable locations.

Our focused Pizza Inn branded menu is designed to present an appealing variety of high quality pizza and side items to our customers.  Our basic buffet restaurant menu offers three main crusts (Original Thin Crust, New York Pan and Italian), with standard toppings and special combinations of toppings.  Buffet restaurants also offer pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Delivery/carryout restaurants typically offer the three main crusts and some combination of side items.  We believe that our focus on three main crust types creates a better brand identity among customers, improves operating efficiency and maintains food quality and consistency.  Express restaurants offer a limited menu of pizza and other foods and beverages.

Our fast casual Pie Five branded restaurant offers two main pizza crusts (Signature Thin and Classic Pan) and specialty sauce options (Tuscan Marinara, Spicy Diabalo and Alfredo), together with standard and specialty toppings and special combinations.  This fast casual restaurant also offers salads and beverages, including beer and wine.

Our buffet, delivery/carry-out and fast casual concepts feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices.  Domestically, all ingredients and toppings can be purchased from Norco.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Pizza Inn Buffet Restaurants

Buffet restaurants offer dine-in, carryout and catering service and, in many cases, also offer delivery service (“Buffet Units”).  They are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.

The buffet is typically offered at prices from $5.49 to $6.99, and the average ticket price per meal, including a drink, was approximately $8.30 per person for fiscal year 2011.  The average per person ticket is slightly higher in restaurants offering beer and wine.

We are implementingan updated image for our domestic Buffet Units.  The new image includes significant exterior and interior changes in signage, color schemes and dining area configuration, including the addition of a back-fed buffet bar offering an attractive and efficient presentation.  The interior features a return to colors that define our heritage, graphic accents, and updated signage and logos.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The new image has been introduced in the Company-owned Buffet Units, as well as in new franchised Buffet Units and several existing, remodeled franchise Buffet Units.

Pizza Inn Delivery/Carryout Restaurants

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

Pizza Inn Express Restaurants

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

Pie Five Pizza Company Fast Casual Restaurant

The prototype fast casual restaurant offers counterservice sales where customers can choose the toppings to be placed on our standard 9” pizzas for one set price of $6.49.  The pizza is then baked in front of the customer in less than five minutes.  Fast casual restaurants (“Pie Five Units”) are expected to occupy approximately 2,000 square feet and do not require gas hook-up. Therefore, they can be operated in non-traditional locations such as shopping malls, athletic stadiums, educational and hospital facilities and retail shopping centers. The décor of a Pie Five Unit is designed to be aesthetically engaging with a modern “industrial chic” feel.

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics through the use of a third party customer and site selection solution,as well as other competitive factors.  We also rely on the franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team will visit each potential domesticrestaurant location.  We try to locate franchised and Company-owned restaurants in retail strip centers or freestanding buildings offering high visibility, curb appeal and easy accessibility.

Development and Operations

We intend to continue our expansion domestically in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We believe our franchise-oriented business model will allow us to expand our restaurant base with limited capital expenditures and working capital requirements.  While we plan to expand our domestic restaurant base primarily through opening new franchised restaurants, we will continue to evaluate our mix of Company-owned and franchised restaurants and may strategically develop Company-owned restaurants, acquire franchised restaurants and re-franchise Company-owned restaurants.  The rate at which we will be able to expand through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.We believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.

Franchise Operations

We have adopted a franchising strategy for Pizza Inn restaurants that has two major components:  continued development within our existing market areas and new development in strategically targeted domestic territories.  We also intend to continue to seek appropriate international development opportunities.  The Pie Five concept is not currently franchised.

Franchise and development agreements. Our current forms of franchise agreements provide for: (i) an initial franchise fee of $25,000 for a Buffet Unit, $10,000 for a Delco Unit and $5,000 for an Express Unit, (ii) an initial franchise term of 20 years for a Buffet Unit,ten years for a Delco Unit, and five yearsfor an Express Unit, plus a renewal term of ten years for a Buffet Unit or DelcoUnit and five years for an Express Unit, (iii) required contributions equal to 1% of gross sales to the Pizza Inn Advertising Plan or to us, as discussed below, (iv) royalties equal to 4% of gross sales for a Buffet Unit or Delco Unit, and 5% of gross sales for an Express Unit, and (v) required advertising expenditures of at least 5% of gross sales for a Buffet Unit or Delco Unit, and 3.5% for an Express Unit.  We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets.  An area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and,typically,agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have changed, and our present franchise relationships are evidenced by a variety of contractual forms.  Common to those forms are provisions that:(i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee and continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.

Training.We offer numerous training programs for the benefit of franchisees and their restaurant crew managers.  The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation.  The training programs include group classes, supervised work in Company-owned restaurants and special field seminars.  Initial and certain supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses.  Restaurant managers train their staff through on-the-job training, utilizing video and printed materials produced by us.

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn brand.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result from time to time in closing certain restaurants that have notachieved and maintained a consistent standard of quality or operations.   We also maintain adherence to our standards through ongoing support and education of our franchiseesby our franchise business consultants, who are deployed locally in markets where our franchisees are located.

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

As of June 26, 2011, we operatedfour Buffet Units, onein Denton, Texas,two in Fort Worth, Texas and one in Lewisville, Texas.  We also operateda Delco Unit in Ft. Worth, Texasthat we acquired from a franchisee, as well as the prototypePie FiveUnit in Fort Worth, Texas.   From time to time, we also consider opportunities to acquire select franchisee-owned Buffet Units. We do not currently intend to operate any Express Units.Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 26, 2011, there were 79restaurants operating internationally, with 51of those restaurants operated or sub-licensed by our franchisees in the United Arab Emirates and Saudi Arabia.In the fourthquarter offiscal 2009, we appointed a Managing Director of Development for Asia Pacific to assist in the franchise development of the Asia Pacific region.Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

We outsource our warehousing and distribution services toa reputable and experienced restaurant distribution company.  Under our current agreement, Roma Food Enterprises, Inc. (“Roma”) makes deliveries to all domestic restaurants out of four of their distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  Norco provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions.  We continue to own a significant portion of the inventory warehoused and delivered by Roma, and franchisees are expected to continue to purchase such products from Norco.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased franchisee satisfaction.  Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.    Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system, including our cheese, pizza sauce, flour mixture and spice blend.  In addition, almost all franchisees purchase other supplies from Norco.  Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

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

The Pizza Inn Advertising Plan (“PIAP”) is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members.  Each operator of a Buffet Unit or Delco Unit is entitled to membership in PIAP.  Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their gross sales to PIAP.  PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June26, 2011, the Company-ownedBuffet and Delco Units and substantially all of our franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP. However, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures.

In some market areas, groups of franchisees that are also participants of PIAPhave formed local advertising cooperatives.  These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us.

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

Trademarks and Quality Control

We own various trademarks, including the names“Pizza Inn”and “Pie Five,” that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office.  The duration of our trademarks is unlimited, subject to periodic renewal and continued use.  In addition, we have obtained trademark registrations for the Pizza Inn mark in several foreign countries and have periodically re-filed and applied for registration in others.  We believe that we hold the necessary rights for protection of the trademarks essential to our business.

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

Employees

As of August 29, 2011, we had 188employees, including 40in our corporate officeand 17full-time and 131part-time employees at the Company-owned restaurants.None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

Our Norco division competes with both national and local distributors of foodand other restaurant suppliers.  The distribution industry is very competitive.  We believe that the principal competitive factors in the distribution industry are product quality, customer service and price.  Norco or its designeesare the sole authorized suppliers of certain proprietary products that all Pizza Inn restaurants are required to use.

ITEM 1A.RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.PROPERTIES.

The Company leases its 38,130 square foot corporate office facility from Vintage Interests, L.P. pursuant to a sale-leaseback transaction with average annual lease payments of approximately $11.00 per square foot.  This lease began on December 19, 2006 and has a ten year term.  Subsequent to year end, we secured a three year term sublease at $14.50 per square foot for 18,360 square feet of the building beginning December 1, 2011.

As of June 26, 2011, the Company also operatedfourBuffet Units, one Delco Unit and one Pie Five Unit from leased locations.  The leases cover premises from 1,200 to 4,500 square feet and have initial terms of from five to ten years, contain provisions permitting renewal for one or more specified terms at specified rental ratesand average annual lease payments of $15.00 to $28.00 per square foot.

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

The Company owns property in Little Elm, Texas that was purchased in June 2003 and from which the Company previously operated a Delco Unit.  The Company has listed the property with a broker for either sale or lease to a third party.  This property was included in property, plant and equipment at June 26, 2011.

ITEM 3.LEGAL PROCEEDINGS.

In July, 2008, the Company filed a complaint against a former franchisee that had operated one restaurant in the Sherman, Texas market from 2003 to 2008 for breach of contract, misappropriation of trade secrets and trademark infringement.  The former franchisee filed a counterclaim alleging racial discrimination, retaliation and breach of contract.  The case went to trial in June, 2010 and the Company prevailed on its breach of contract, misappropriation of trade secrets and trademark infringement claims and successfully defended against the racial discrimination allegation, but was unsuccessful in defending the retaliation claim.  Both parties submitted post-trial briefings for recovery of interest, attorneys’ fees and costs and recovery of statutory damages.  In March, 2011, the Court entered its Order on the issues submitted in the post-trial briefings and entered a final net judgment against the Company for $255,183. In April, 2011, the Company filed additional motions with the Court to set aside the jury’s findings on several grounds and to amend the Court’s award of attorneys’ fees.  In May, 2011, the former franchisee filed his response to the Company’s motions and subsequently the Company filed its response.  On May 24, 2011 the judge rejected the motions filed by the Company and the Company subsequently filed an appeal with the Fifth Circuit U.S. Court of Appeals.  In August, 2011, the Company fully and finally settled the matter for a cash payment less than the judgment amount and the parties exchanged mutual releases.

The Company is subject to other claims and legal actions in the ordinary course of its business.  The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company’s annual results of operations, cash flows or financial condition if decided in a manner that is unfavorable to the Company.

ITEM 4.(REMOVED AND RESERVED)

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 29, 2011, there were approximately 1,927stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2011 or 2010.

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

	High	Low
Fiscal 2011:
Fourth Quarter Ended 6/26/2011	$2.68	$1.96
Third Quarter Ended 3/27/2011	2.12	1.86
Second Quarter Ended 12/26/2010	2.05	1.75
First Quarter Ended 9/26/2010	2.00	1.74

Fiscal 2010:
Fourth Quarter Ended 6/27/2010	$2.14	$1.72
Third Quarter Ended 3/28/2010	2.20	1.51
Second Quarter Ended 12/27/2009	1.81	1.50
First Quarter Ended 9/27/2009	2.05	1.46

Under the Company’s primary credit facility, the Company is restricted from any payment of dividends or other distributions on its common stock.The Company did not pay any dividends on its common stock during the fiscal years ended June 26, 2011orJune 27, 2010.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of ourcommon stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 26, 2011.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Subsequent to June 26, 2011, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 26, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation
plans approved by
security holders	604,036	$2.30	895,964

Equity compensation
plans not approved by
security holders	-	$-	-

Total	604,036	$2.30	895,964

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statement and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.See “Risks Associated with Forward-Looking Statements.”

Overview

The Company is a franchisor and food and supply distributor to a system of restaurants operating under the trademark “Pizza Inn” and the operator of a prototype restaurant operating under the trademark “Pie Five Pizza Company”.  At June 26, 2011, there were 297 Pizza Inn restaurants, consisting of five Company-owned restaurants and 292 franchised restaurants.  At June 26, 2011, the domestic restaurants operated or franchised by the Company consisted of: (i) 141 Buffet Units; (ii) 32 Delco Units; (iii) 45 Express Units and (iv) onePie Five Unit.  These domestic restaurants were located in 17 states predominately situated in the southern half of the United States.   Additionally, the Company had 79 Pizza Inn restaurants located in eleven foreign countries.

Diluted earnings per common share were $0.17 in fiscal 2011as compared to $0.15the prior year.  Net income for fiscal 2011 increased 16.6%, or $0.2 million,to$1.4 million on revenues of $43.0 million in fiscal 2011 and $40.9 million in the prior year.  Pre-tax income from continuing operations was $2.0 millionfor fiscal 2011as compared to $2.2 million in the prior year.The increase in net income was primarily due to a reductions in general and administrative expenses, income tax expense and loss from discontinued operations partially offset by a $0.3 million non-recurring entry to record final amortization and depreciation on a Company restaurant that was closed during the first quarter of fiscal 2011 and a non-recurring legal settlement of $0.3 million in the fourth quarter of fiscal 2011.Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased17.3%, or $0.4 million, to $2.9 million compared to $2.5 million in the prior fiscal year.

Results of operations for fiscal 2011and 2010 each included 52 weeks.

Management believes that key performance indicators in evaluating financial results include chain-wide domestic retail sales and the number and type of restaurants operating domestically.  The following table summarizes these key performance indicators.

	Fiscal Year Ended
Domestic Restaurants	June 26,	June 27,
	2011	2010
Chainwide retail sales Buffet Units (in thousands)	$105,809	$104,390
Chainwide retail sales Delco Units (in thousands)	$7,257	$8,386
Chainwide retail sales Express Units (in thousands)	$3,722	$3,880
Average number of Buffet Units	146	152
Average number of Delco Units	33	37
Average number of Express Units	47	47

	Fiscal Year Ended
International Restaurants	June 26,	June 27,
	2011	2010
Chainwide retail sales Buffet Units (in thousands)	$4,153	$5,446
Chainwide retail sales Delco Units (in thousands)	$10,917	$10,781
Chainwide retail sales Express Units (in thousands)	$2,111	$1,534
Average number of Buffet Units	17	14
Average number of Delco Units	53	50
Average number of Express Units	9	9

Total domestic chainwide sales increased approximately 1.0% for the year ended June 26, 2011 and total international chainwide sales decreased 3.3% compared to the prior year.  Domestic comparable store sales decreased 0.4% and international comparable store sales decreased 0.7% compared to the prior year.

Revenues

Revenues are primarily derived from sales of food, paper products and supplies by Norco to franchisees, franchise royalties and franchise fees.  Financial results are dependent in large part upon the pricing and cost of these products and supplies to franchisees and the level of chain-wide retail sales, the latter of which is driven by changes in same store sales and restaurant count.

Total revenues for the fiscal year ended June 26, 2011increased 5.3%, or $2.1 million, to $43.0 million from $40.9 million the prior year.  Food and supply sales increased $1.0 million driven primarily by increasedcommodity prices.  Restaurant sales increased $1.3 million primarily due to the opening of three new Company storesand the acquisition of one Delco Unit during fiscal 2011.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales increased 2.9%, or $1.0 million, to $34.9 millionin fiscal 2011 from $33.9 millionthe prior year.  The increase in food and supply sales was due primarily to the combined impact of a 16.3% increase in cheese prices, as well as price increases in various other commodities.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased 3.3%, or $0.1 million, in fiscal year 2011 compared to the prior fiscal year.  The decrease was primarily due to a decline in domestic royalties of 5.6%, or $0.2 million, driven by the 0% First Year Royalties incentive program the Company has in place for new franchised Buffet Units opened during the past two fiscal years.  The program provides for zero royalties to be paid in the first year of operation, 2% royalties in the second year of operation and then the standard 4% royalties for the remainder of the 20 year franchise agreement.  This program was implemented to stimulate demand for the Company’s new buffet concept at a time when franchise development activities had declined due to overall economic conditions.  In fiscal years 2010 and 2011, eight new domestic Buffet Units opened that benefitted from the incentive.  Royalties waived under the incentive program increased $0.1 million to $0.2 million for fiscal year 2011 compared to $0.1 million in the prior fiscal year.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 45.7%, or $1.3 million, to $4.2 million in fiscal 2011 compared to $2.9 million the prior fiscal year.  This increase was primarily due to the opening of two new Buffet Units in Fort Worth, Texas and Lewisville, Texas in August, 2010 and December, 2010, respectively.  The Company also acquired a Delco Unit in Fort Worth, Texas in September, 2010 and opened the firstPie Five Unit in Fort Worth, Texas in June, 2011.  A Company store located in Plano, Texas closed in September, 2010.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes materials and distribution fees directly related to food and supply sales and labor and general and administrative expenses directly related to restaurant sales, increased 6.1%, or $2.0 million, to $35.0million in fiscal 2011 compared to $33.0 million for the prior fiscal year.  This increase in costs was associated primarily with the new Company stores opened in August, 2010 and December, 2010 and higher direct costs associated with food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses (primarily wages and travel expenses) directly related to the sale and continuing service of franchises and territories.  These expenses increased 7.0%, or $0.1million,in fiscal 2011 compared to theprior yearprimarily as the result ofhigher training costs for new store openings.

General and Administrative Expenses

General and administrative expensesdecreased 9.5%, or $0.3 million,in fiscal 2011compared to the prior fiscal year primarily due to a decrease in legal and other professional fees related to a franchise lawsuit,offset by higher company store expenses for pre-opening and other costs relating to the new stores in Fort Worth and Lewisville, Texas.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first quarter of fiscal 2011 and recorded a $0.3 million non-recurring expense attributable to a change in estimated useful life of the equipment and leasehold improvements.  The decision to close this location at the end of the initial lease term, rather than exercising the available extension option, was based on the unit’s weak historical financial performance driven by unfavorable lease terms and the continued unfavorable lease terms of the option period.  A portion of the equipment and the store management from this location were relocated to the new Company store that opened in December, 2010 in a nearby trade area in Lewisville, Texas.  The new Lewisville store is located in a demographically more desirable area and has more favorable lease terms than the closed Plano location.

Settlement Costs

Fiscal 2011 included a settlement payment and associated legal fees of $0.3 million.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees decreased by $70,000 to $85,000 in fiscal 2011 compared to $155,000 in the prior year. The prior year included an additional allowance due to the unexpected closure of two Buffet Units and the subsequent bankruptcy filing by one franchisee.   The Company believes that restaurant closings in fiscal year 2011 did not have a material impact on collectibility of outstanding receivables and royalties because most of these closed restaurants were low volume units.  For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid for prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense increased $3,000 for the year ended June 26, 2011, compared to prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company operated restaurants in fiscal 2011.

Income Tax Expense

Income tax expense decreased 29.8%, or $0.3 million,to $0.6 million for fiscal year 2011 compared to $0.9 million the prior fiscal year.  The effective tax rate for fiscal years ended June 26, 2011 and June 27, 2010 differed from the statutory rate due the effect of state taxes and adjustments to the deferred tax asset related to other reserves.

Restaurant Openings and Closings

During fiscal 2011, a total of 18 new restaurants opened, including 14domestic and 4 international restaurants.  Domestically, 30restaurants were closed by franchisees or terminated by the Company, typically because operations were not up to Company standards or there was poor financial performance.  In addition, 2international restaurants were closed.  The following chart summarizes restaurant openings and closings for the year ended June 26, 2011 compared to the prior year:

Fiscal year ended June 26, 2011

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	151	6	16	141
Delco Units	35	4	7	32
Express Units	49	3	7	45
Pie Five Units	-	1	-	1
International Units	77	4	2	79
Total	312	18	32	298

Fiscal year ended June 27, 2010

	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	152	7	8	151
Delco Units	38	4	7	35
Express Units	51	2	4	49
Pie Five Units	-	-	-	-
International Units	68	12	3	77
Total	309	25	22	312

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with U.S. generally accepted accounting principles ("GAAP").  From time to time we disclose certain non-GAAP financial measures such as the EBITDApresented below.  We believe EBITDA is useful to investors as a widely used measure of operating performance without regard to items that can vary substantially depending upon financing and accounting methods, book value of assets, capital structures and methods by which assets have been acquired.  In addition, our management uses EBITDA in evaluating the effectiveness of our business strategies and for planning and budgeting purposes.  However, this non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA for the periods shown:

	Fiscal Year Ended
	June 26,	June 27,
	2011	2010
Net Income	$1,357	$1,164
Interest Expense	65	62
Taxes	621	884
Depreciation and Amortization	851	357
EBITDA	$2,894	$2,467

Liquidity and Capital Resources

Sources and Uses of Funds

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash provided by operations was $1.6 millionin fiscal 2011 compared to $1.5 in fiscal year 2010.

The Company used cash forinvesting activities of approximately $1.9 million in fiscal 2011 mainly for threenew Company storesthat opened in August 2010, December 2010 and June 2011.Additionally, the Company used cash for the purchase of computer and software upgrades at the corporate office.  The Company used cash for investing activities of approximately $0.8 million in fiscal 2010 mainly for a new Company store that opened in September 2009.

Cash flows from financing activities generally reflect changes in the Company's net borrowings during the period.  During fiscal 2011 the company had a net increase of $0.5 in bank debt.  During fiscal 2010, the Company used $0.3 million to pay down bank debt.

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of June 26, 2011 the balance on the term loan facility was $0.8 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

Liquidity

We expect to fund continuing operations, planned capital expenditures, newrestaurant openings and any additional repurchases of our common stock for the next fiscal year from operating cash flow and amounts available under our credit facilities.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2012 fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAPrequires the Company’s management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company basesits estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results could differ materially from estimates.

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

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributor, is stated at lower of cost or market, with cost determinedaccording to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down inventory, which would have a negative impact on the Company’s gross margin.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2011 and 2010, the Company tested its long-lived assets for impairment and determined there was no impairment.

The Company periodically evaluates the realizability of its deferred tax assets based upon the Company’s analysis of existing tax credits by jurisdiction and expectations of the Company’s ability to utilize these tax assets through a review of estimated future taxable income and establishment of tax strategies.  These estimates could be materially impacted by changes in future taxable income, the results of tax strategies or changes in tax law.

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

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 26, 2011 and June 27, 2010, the Company had no uncertain tax positions.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting.The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 26, 2011.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no information required to be disclosed under this Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERSAND CORPORATE GOVERNANCE.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

	2.	The financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Supplemental Data under Part II, Item 8 of this Form 10-K.

	3.	Exhibits:

3.1	Amended and Restated By-Laws (filed as Exhibit 3.1 to Form 8-K filed September 1, 2011 and incorporated herein by reference).

3.2	Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to Form 10-K for the fiscal year ended June 25, 2006 and incorporated herein by reference).

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

10.3	Employment Letter dated January 26, 2007, between Pizza Inn, Inc. and Charles R. Morrison (filed as Exhibit 10.1 to Form 8-K filed February 6, 2007, and incorporated herein by reference).*

10.4	Employment Letter dated June 23, 2008, between Pizza Inn, Inc. and Nancy Ellefson (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended June 27, 2010 and incorporated herein by reference).*

10.5	Employment Letter dated January 23, 2009, between Pizza Inn, Inc. and Madison Jobe (filed as Exhibit 10.1 to Form 8-K filed April 26, 2010, and incorporated herein by reference).*

10.6	Loan Agreement dated January 11, 2010 between the Company and Amegy Bank National Association (filed as Exhibit 10.1 to Form 8-Kfiled January 15, 2010, and incorporated herein by reference).
10.7

First Amendment to Loan Agreement dated January 11, 2011, between Pizza Inn, Inc. and Amegy Bank National Association (filed as Exhibit 10.1 to Form 8-K filed January 13, 2011, and incorporated herein by reference).

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

Pizza Inn, Inc.
Date: September 14, 2011	By: /s/ Charles R. Morrison
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

Name and Position	Date
/s/Charles R. Morrison	September 14, 2011
Charles R. Morrison
President and Chief Executive Officer (Principal Executive Officer)

/s/Nancy Ellefson	September 14, 2011
Nancy Ellefson
Principal Accounting Officer (Principal Financial Officer)

/s/Mark E. Schwarz	September 14, 2011
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 14, 2011
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 14, 2011
Steven M. Johnson
Director

/s/ James K. Zielke	September 14, 2011
James K. Zielke
Director

/s/Robert B. Page	September 14, 2011
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 14, 2011
William Hammett
Director

/s/ Clinton J. Coleman	September 14, 2011
Clinton J. Coleman
Director

PIZZA INN, INC.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn, Inc. as of June 26, 2011and June 27, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.The Company is not required to havean audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn, Inc. as of June 26, 2011 and June 27, 2010, and the results of its operations and its cash flows for the yearsthen ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 13, 2011

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 26,	June 27,
REVENUES:	2011	2010

Food and supply sales	$34,939	$33,945
Franchise revenue	3,934	4,067
Restaurant sales	4,163	2,858

	43,036	40,870

COSTS AND EXPENSES:
Cost of sales	35,021	33,023
Franchise expenses	2,086	1,950
General and administrative expenses	3,120	3,449
Costs associated with store closure	319	-
Settlement costs	300	-
Provision for bad debts	85	155
Interest expense	65	62
	40,996	38,639

INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	2,040	2,231

Income tax expense	621	884

INCOME FROM
CONTINUING OPERATIONS	1,419	1,347
Loss from discontinued operations
(net of income tax benefit of $32 and $98, respectively)	(62)	(183)

NET INCOME	$1,357	$1,164

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income from continuing operations	$0.18	$0.17
Loss from discontinued operations	$(0.01)	$(0.02)
Net income	$0.17	$0.15

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income from continuing operations	$0.18	$0.17
Loss from discontinued operations	$(0.01)	$(0.02)
Net income	$0.17	$0.15

Weighted average common
shares outstanding - basic	8,011	8,011

Weighted average common
shares outstanding - diluted	8,019	8,011

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 26,	June 27,
ASSETS	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$949	$761
Accounts receivable, less allowance for doubtful
accounts of $162 and $178, respectively	3,128	2,678
Income tax receivable	553	62
Inventories	1,829	1,489
Deferred income tax assets	822	723
Prepaid expenses and other	232	276
Total current assets	7,513	5,989

LONG-TERM ASSETS
Property, plant and equipment, net	3,196	2,167
Long-term notes receivable	51	-
Deferred income tax assets, net of current portion	-	48
Deposits and other	392	132
	$11,152	$8,336
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,103	$1,783
Deferred revenues	202	236
Accrued expenses	1,557	1,238
Bank debt	333	110
Total current liabilities	4,195	3,367

LONG-TERM LIABILITIES
Deferred gain on sale of property	109	134
Deferred revenues, net of current portion	165	207
Bank debt, net of current portion	482	220
Deferred tax liability	360	-
Other long-term liabilities	-	27
Total liabilities	5,311	3,955

COMMITMENTS AND CONTINGENCIES (See Notes F and I)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 shares; outstanding 8,010,919 shares	151	151
Additional paid-in capital	9,009	8,906
Retained earnings	21,317	19,960
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	5,841	4,381
	$11,152	$8,336

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional			Treasury
	Common Stock		Paid-in	Retained	Treasury	Stock
	Shares	Amount	Capital	Earnings	Shares	at Cost	Total

BALANCE, JUNE 28, 2009	8,011	$151	$8,741	$18,796	(7,119)	$(24,636)	$3,052

Stock compensation expense	-	-	165	-	-	-	165
Net income	-	-	-	1,164	-	-	1,164

BALANCE, JUNE 27, 2010	8,011	$151	$8,906	$19,960	(7,119)	$(24,636)	$4,381

Stock compensation expense	-	-	103	-	-	-	103
Net income	-	-	-	1,357	-	-	1,357

BALANCE, JUNE 26, 2011	8,011	$151	$9,009	$21,317	(7,119)	$(24,636)	$5,841

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 26,	June 27,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,357	$1,164
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	851	357
Provision for bad debt	(16)	155
Stock compensation expense	103	165
Deferred income taxes	310	(67)
Changes in operating assets and liabilities:
Notes and accounts receivable	(433)	(269)
Income tax receivable	(491)	4
Inventories	(340)	(117)
Accounts payable - trade	320	(23)
Accrued expenses	189	272
Prepaid expenses and other	(282)	(94)
Cash provided by operating activities	1,568	1,547

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,865)	(769)
Cash used for investing activities	(1,865)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (payments) of long-term bank debt	485	(291)

Cash provided by (used for) financing activities	485	(291)

Net increase in cash and cash equivalents	188	487
Cash and cash equivalents, beginning of year	761	274
Cash and cash equivalents, end of year	$949	$761

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)

	Year Ended
	June 26,	June 27,
	2011	2010

CASH PAID FOR:
Interest payments	$65	$62
Income tax payments, net of refunds	670	742

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Pizza Inn, Inc. (the "Company" or, in the first person, “we”, “us” or “our”), a Missouri corporation incorporated in 1983, is the successor to a Texas company of the same name, which was incorporated in 1961.  The Company is the owner or franchisor of,and the food and supply distributor to, a system of restaurants operating under the trademark "Pizza Inn”as well as the owner of one prototype restaurant operating under the trademark “Pie Five Pizza Company.”

On June 26, 2011, the Pizza Inn branded system consisted of 297locations, including five Company-operated restaurants and 292franchised restaurants, with franchises in 17states and 12 foreign countries.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina,Arkansasand Mississippiaccounting for approximately 34%, 17%, 9% and 8%, respectively, of the totalnumber of domestic restaurants.  Through the Company’s Norco Restaurant Services Company (“Norco”) division, and through an agreement with a third party distributor, the Company providesandfacilitates food and supplies distribution to its domestic and international system of restaurants.

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

Inventories:

Inventory, which consists primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributor, is stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of inventory requires us to estimate the amount of obsolete and excess inventory.  The determination of obsolete and excess inventory requires us to estimate the future demand for the Company’s products within specific time horizons, generally six months or less.  If the Company’s demand forecast for specific products is greater than actual demand and the Company fails to reduce purchasing accordingly, the Company could be required to write down inventory, which would have a negative impact on the Company’s gross margin.

Closed Restaurants and Discontinued Operations:

The authoritative guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that discontinued operations that meet certain criteria be reflected in the statement of operations after results of continuing operations as a net amount.  This guidance also requires that the operations of closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

The authoritative guidance on “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This authoritative guidance also establishes that fair value is the objective for initial measurement of the liability.

The Company closed two of its restaurants in Houston, Texas during the quarter ended September 23, 2007.  The results of operations for these two restaurants are reported as discontinued operations in the Consolidated Statement of Operations.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value (proceeds less cost to sell).During the fourth quarter of fiscal 2010, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under this lease.  The estimated net realizable value for the remaining location remains unchanged.  This propertyis on the market for sub-lease.Because we believe that the property will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to operations as incurred while major renewals and betterments are capitalized.  Upon the sale or disposition of a fixed asset, the asset and the related accumulated depreciation or amortizationis removed from the accounts and the gain or loss is included in operations.  The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from two to 39 years.

Long-Lived Asset Impairment Assessments:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2011 and 2010, the Company tested its long-lived assets for impairment and determined there wasno impairment.

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

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2011 and 2010 determined that it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows the authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 26, 2011 and June 27, 2010, the Company had no uncertain tax positions.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 26, 2011 and June 27, 2010,91% and 92%, respectively, of franchise revenue was comprised of recurring royalties.

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

At June 26, 2011, the Company hadone stock-based employee compensation plan, and one stock-based non-employee director compensation plan. Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods. The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had approximately $0.8 million inbank debt at June 26, 2011.  The fair value of bank debt approximates its carrying value at June 26, 2011.

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

Use of Management Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company basesits estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results could differ materially from estimates.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 26, 2011and the fiscal year ended June 27, 2010 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 26,	June 27,
	Lives	2011	2010

Equipment, furniture and fixtures	3 - 7 yrs	$2,082	$2,311
Software	5 yrs	263	161
Vehicle	2 - 3 yrs	19	-
Land	-	127	127
Building	39 years	167	167
Leasehold improvements	10 yrs or lease term, if shorter	2,577	2,078
		5,235	4,844
Less: accumulated depreciation/amortization		(2,039)	(2,677)
		$3,196	$2,167

Depreciation and amortization expensewas approximately $0.9 million forthe year ended June 26, 2011 andapproximately $0.4 million for the year ended June 27, 2010.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 26,	June 27,
	2011	2010
Compensation	$296	$226
Accrued rent	719	544
Other	210	163
Professional fees	218	170
Insurance loss reserves	114	135

	$1,557	$1,238

NOTE D - LONG-TERM DEBT:

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

The obligations of the Company under the Loan Agreement are secured by a pledge of substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of June 26, 2011 the balance on the term loan facility was $0.8 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

NOTE E - INCOME TAXES:

Provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended
	June 26,	June 27,
	2011	2010
Current - Federal	$267	$868
Current - State	40	79
Deferred - Federal	287	(50)
Deferred - State	27	(13)
Provision for income taxes	$621	$884

Included in loss from discontinued operations is $32,000 and $98,000 of tax benefit for fiscal years ended June 26, 2011 and June 27, 2010, respectively.

The effective income tax rate varied from the statutory rate for the years ended June 26, 2011 and June 27, 2010as reflected below (in thousands):

	June 26,	June 27,
	2011	2010
Federal income taxes based on 34%
of pre-tax income	$667	$762
State income tax, net of federal effect	44	43
Permanent adjustments	84	54
Foreign tax credits	(45)
Other	(129)	25
	$621	$884

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 26,	June 27,
	2011	2010

Current
Reserve for bad debt	$58	$63
Deferred fees	67	75
Other reserves and accruals	668	557
Credit carryforwards	29	28
	822	723
Non Current
Depreciable assets	(360)	48

Total gross deferred tax asset	462	771

Valuation allowance	-	-

Net deferred tax asset	$462	$771

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Each lease agreement contains either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.  In fiscal years 2011 and 2010, the Company did not incur any additional rent.

On December 19, 2006, the Company sold its real estate, corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), and entered into  a ten-year lease agreement with Vintage for the corporate office building.

Future minimum rental payments under non-cancelable leases with initial or remaining terms of one year or more at June 26, 2011 were as follows (in thousands):

Operating
Leases

2012	$929
2013	969
2014	977
2015	990
2016	927
Thereafter	1,434
$6,226

Rental expense consisted of the following (in thousands):

	Year Ended
	June 26,	June 27,
	2011	2010

Minimum rentals	$820	$766
Sublease rentals	-	(9)
	$820	$757

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

For the years ended June 26, 2011 and June 27, 2010, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $33,000 and $28,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2011 fiscal year, 42,530 shares were granted under the 2005 Employee Plan.  As of June 26, 2011, there were 702,470 shares available under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year can be granted, up to 40,000 shares per year, to each non-employee director.  Options are granted at market value of the stock on the first day of each fiscal year, which is also the date of grant, and with various vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan.  During the 2011 fiscal year, 20,996 options were granted while 25,000 options expired under the 2005 Directors Plan, all of which were outstanding at June 26, 2011.  As of June 26, 2011, there were 193,494 shares available under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 26, 2011		June 27, 2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	565,510	$2.37	485,000	$2.49

Granted	63,526	$1.84	115,510	$1.90
Exercised			-	$-
Forfeited/Canceled/Expired	(25,000)	$2.85	(35,000)	$2.40

Outstanding at end of year	604,036	$2.30	565,510	$2.37

Exercisable at end of year	407,921	$2.32	250,500	$2.54

Weighted-average fair value of
options granted during the year		$1.87		$1.90

Total intrinsic value of
options exercised		$-		$-

The total intrinsic value of options outstanding and options exercisable at June 27, 2010was $169,000.

The following table provides information on options outstanding and options exercisable at June 26, 2011:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 26, 2011	Life (Years)	Exercise Price	at June 26, 2011	Exercise Price

$1.55 - 1.95	179,036	8.38	$1.88	116,421	$1.90
$1.96 - 2.35	245,000	9.22	$2.26	194,500	$2.28
$2.36 - 2.75	90,000	7.15	$2.51	27,000	$2.51
$2.76 - 3.30	90,000	6.43	$3.03	70,000	$3.06
	604,036	7.24	$2.30	407,921	$2.32

We determinefair value following the authoritative guidance as follows:

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 26,	June 27,
Fiscal Years Ended	2011	2010

Expected life (in years)	5.8	5.5
Expected volatility	44.4%	43.4%
Risk-free interest rate	2.0%	2.3%
Expected forfeiture rate	16.7%	0.0%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 26, 2011, the Company had unvested options to purchase 196,115 shares with a weighted average grant date fair value of $2.20.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.4 millionat June 26, 2011.  The weighted average remaining requisite service period of the unvested awards was 16.3months.  Stock compensation expense recognized infiscal years 2011 and 2010 was $0.1 million and $0.2 million, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  As of June 26, 2011, there were 848,425 shares available to repurchase under the plan.

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

NOTE J- EARNINGS PER SHARE:

The Company computes and presents earnings per share (“EPS”) in accordance with the authoritative guidance onEarnings Per Share.  Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Year Ended
	June 26,	June 27,
	2011	2010
Income from continuing operations	$1,419	$1,347
Discontinued operations	(62)	(183)
Net income available to common stockholders	$1,357	$1,164

BASIC:
Weighted average common shares	8,011	8,011

Income from continuing operations per share	$0.18	$0.17
Discontinued operations per common share	(0.01)	(0.02)
Net income per common share	$0.17	$0.15

DILUTED:
Weighted average common shares	8,011	8,011
Stock options	8	-
Weighted average common shares outstanding	8,019	8,011

Income from continuing operations per share	$0.18	$0.17
Discontinued operations per common share	(0.01)	(0.02)
Net income per common share	$0.17	$0.15

     At June 26, 2011, options to purchase 425,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year.  At June 27, 2010, options to purchase 565,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 were not included in the computation of diluted EPS because the options’ exercise price were greater than the average market price of the common shares during the year.

NOTEK– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance onDisclosures about Segments of an Enterprise and Related Information:  (1) Food and Supply Distribution, and (2) Franchise and Other.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

The Food and Supply Distribution segment sells and distributes proprietary and non-proprietary items to franchisees and to Company-owned restaurants.  Inter-segment revenues consist of sales to Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures.

The Franchise and Other segment derives revenue from royalties, license fees and area development and foreign master license sales.  The Franchise and Other segment also includesCompany-owned restaurants, which are used as prototypes and training facilities.  Assets for this segment include equipment, furniture and fixtures forthe Companyrestaurants.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office.  All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, interest expense, pre-tax income, income tax provision, capital expenditures and assets for the Company's reportable segments as of and for the years ended June 26, 2011 and June 27, 2010 (in thousands):

	Year Ended
	June 26,	June 27,
	2011	2010
Net sales and operating revenues:
Food and supply distribution	$34,939	$33,945
Franchise and other (1)	8,097	6,925
Inter-segment revenues	1,420	936
Combined	44,456	41,806
Less inter-segment revenues	(1,420)	(936)
Consolidated revenues	$43,036	$40,870

Depreciation and amortization:
Food and supply distribution	$-	$-
Franchise and other (1)	691	259
Combined	691	259
Corporate administration and other	160	98
Depreciation and amortization	$851	$357

Interest expense:
Food and supply distribution	$-	$-
Franchise and other (1)	-	-
Combined	-	-
Corporate administration and other	65	62
Interest expense	$65	$62

Income from continuing operations before taxes
Food and supply distribution (2)	$2,384	$1,912
Franchise and other (1), (2)	1,413	1,984
Inter-segment profit	239	(77)
Combined	4,036	3,819
Less inter-segment profit	(239)	77
Corporate administration and other	(1,757)	(1,665)
Continuing operations income before taxes	$2,040	$2,231

Income tax provision:
Food and supply distribution	$-	$-
Franchise and other	-	-
Combined	-	-
Corporate administration and other	621	884
Income tax (benefit) provision	$621	$884

(1)	Company stores that were closed are included in discontinued operations in the accompanying consolidated statement of operations.

(2)	Does not include full allocation of corporate administration.

	Year Ended
	June 26,	June 27,
	2011	2010
Capital Expenditures:
Food and supply distribution	$-	$-
Franchise and other	1,606	725
Combined	1,606	725
Corporate administration and other	259	44
Consolidated capital expenditures	$1,865	$769

Assets:
Food and supply distribution	$3,663	$3,137
Franchise and other	3,764	1,870
Combined	7,427	5,007
Corporate administration and other	3,725	3,451
Consolidated assets	$11,152	$8,458

Geographic Information (Revenues):
United States	$41,900	$39,844
Foreign countries	1,136	1,026
Consolidated total	$43,036	$40,870