Form 10-Q
period 2011-09-25
PIZZA INN HOLDINGS, INC /MO/
filed 2011-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2011

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:0-12919

PIZZA INN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3551 Plano Parkway
The Colony, Texas 75056
(Address of principal executive offices)

(469) 384-5000
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 4, 2011, 8,010,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23
	Exhibit 31.1	24
	Exhibit 31.2	25
	Exhibit 32.1	26
	Exhibit 32.2	27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 25,	September 26,
REVENUES:	2011	2010

Food and supply sales	$8,906	$8,702
Franchise revenue	949	1,025
Restaurant sales	1,292	905

	11,147	10,632

COSTS AND EXPENSES:
Cost of sales	9,250	8,704
Franchise expenses	452	523
General and administrative expenses	907	835
Costs associated with store closure	-	319
Bad debt	15	15
Interest expense	16	10
	10,640	10,406

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	507	226
Income taxes	178	81
INCOME FROM CONTINUING OPERATIONS	329	145

Loss from discontinued operations, net of taxes	(16)	(16)
NET INCOME	$313	$129

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.04	$0.02
Loss from discontinued operations	-	-
Net income	$0.04	$0.02

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.04	$0.02
Loss from discontinued operations	-	-
Net income	$0.04	$0.02

Weighted average common shares outstanding - basic	8,011	8,011

Weighted average common and
potential dilutive common shares outstanding	8,128	8,011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 25,	June 26,
ASSETS	2011 (unaudited)	2011

CURRENT ASSETS
Cash and cash equivalents	$870	$949
Accounts receivable, less allowance for bad debts
of $176 and $162, respectively	3,130	3,128
Income tax receivable	553	553
Inventories	1,884	1,829
Deferred income tax assets	804	822
Prepaid expenses and other	409	232
Total current assets	7,650	7,513

LONG-TERM ASSETS
Property, plant and equipment, net	3,150	3,196
Long-term notes receivable	39	51
Deposits and other	321	392
	$11,160	$11,152
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,859	$2,103
Deferred revenues	220	202
Accrued expenses	1,515	1,557
Bank debt	333	333
Total current liabilities	3,927	4,195

LONG-TERM LIABILITIES
Deferred gain on sale of property	103	109
Deferred revenues, net of current portion	155	165
Bank debt, net of current portion	399	482
Deferred tax liability	361	360
Other long-term liabilities	19	-
Total liabilities	4,964	5,311

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,130,319 and 15,130,319 shares, respectively;
outstanding 8,010,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	9,051	9,009
Retained earnings	21,630	21,317
Treasury stock at cost
Shares in treasury: 7,119,400 and 7,119,400, respectively	(24,636)	(24,636)
Total shareholders' equity	6,196	5,841
	$11,160	$11,152

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 25,	September 26,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$313	$129
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	176	428
Stock compensation expense	42	30
Deferred tax	18	-
Provision for bad debts	15	14
Net income adjusted for non-cash items	564	601
Changes in operating assets and liabilities:
Notes and accounts receivable	(17)	165
Inventories	(55)	(76)
Accounts payable - trade	(244)	(286)
Accrued expenses	(20)	(106)
Deferred revenue	-	92
Prepaid expenses and other	(109)	(86)
Net changes in operating assets and liabilities	(445)	(297)
Cash provided by operating activities	119	304

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(115)	(545)
Cash used by investing activities	(115)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank debt, net	(83)	273
Cash (used) provided by financing activities	(83)	273

Net increase (decrease) in cash and cash equivalents	(79)	32
Cash and cash equivalents, beginning of period	949	761
Cash and cash equivalents, end of period	$870	$793

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(In thousands)
(Unaudited)

	Three Months Ended
	September 25,	September 26,
	2011	2010

CASH PAYMENTS FOR:

Interest	$12	$8

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn Holdings, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 26, 2011.

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

Fiscal Quarters
Fiscal first quarters ended September 25, 2011 and September 26, 2010,both contained 13 weeks.

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

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. On October 26, 2011, the Company and Amegy entered into an Amended and Restated Loan Agreement further increasing the Company’s term loan facility and amending certain other provisions of the Loan Agreement.  As amended, the Amegy credit facility provides a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $4.0 million term loan facility, in addition to $0.7 million in existing term loans.

The Company may borrow, repay and reborrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly.  A commitment fee of 0.25% per annum is payable quarterly on the average unused portion of the revolving credit facility.

Amegy has agreed to make term loans under the term facility through October 31, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment.  Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 25, 2011 the balance on the term loan facility was $0.7 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of September 25, 2011, there were 848,425shares available to be repurchased under the plan.

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

(4)	Stock-Based Compensation

For the quarter ended September 25, 2011, we recognized stock-based compensation expense of $42,700.  As of September 25, 2011, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the Company’s outstanding stock options for the three months ended September 25, 2011 and September 26, 2010:

	Three Months Ended
	September 25, 2011	September 26, 2010

Outstanding at beginning of year	604,036	565,510

Granted	76,432	20,996
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	680,468	586,506

Exercisable at end of period	501,702	414,010

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 25, 2011		September 26, 2010
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$329	$329	$145	$145
Discontinued operations	(16)	(16)	(16)	(16)
Net income available to common stockholders	$313	$313	$129	$129

Weighted average common shares	8,011	8,011	8,011	8,011
Dilutive stock options	117	-	-	-
Average common shares outstanding	8,128	8,011	8,011	8,011

Income from continuing operations per share	$0.04	$0.04	$0.02	$0.02
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$0.04	$0.04	$0.02	$0.02

For the three months ended September 25, 2011,options to purchase 40,000 shares of common stock at exercise prices of $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.  For the quarter ended September 26, 2010, options to purchase 565,510 shares of common stock at exercise prices ranging from $1.90 to $3.17 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.8 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  During the three months ended September 25, 2011 and September 26, 2010, the Company provided $170,000 and $75,000, respectively in net tax expense.  In determining this amount, the Company made its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined was used to provide for income taxes on a current year to date basis.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month period ended September 25, 2011 and September 26, 2010 (in thousands).  Operating income reported below excludes interest expense, income tax provision and discontinued operations.

	Three Months Ended
	September 25,	September 26,
	2011	2010
Net sales and operating revenues:
Food and supply distribution	$8,906	$8,702
Pizza Inn franchise and Company operations (1)	2,011	1,930
Pie Five Company operations	230	-
Intersegment revenues	410	330
Combined	11,557	10,962

Less intersegment revenues	(410)	(330)
Consolidated revenues	$11,147	$10,632

Depreciation and amortization:
Food and supply distribution	$-	$-
Pizza Inn franchise and Company operations (1)	105	402
Pie Five Company operations	12	-
Combined	117	402
Corporate administration and other	59	26
Depreciation and amortization	$176	$428

Interest expense:
Food and supply distribution	$-	$-
Pizza Inn franchise and Company operations (1)	-	-
Pie Five Company operations	-	-
Combined	-	-
Corporate administration and other	16	10
Interest expense	$16	$10

Income from continuing operations before taxes:
Food and supply distribution	$518	$499
Pizza Inn franchise and Company operations (1) (2)	438	79
Pie Five Company operations (2)	50	-
Intersegment profit	57	57
Combined	1,063	635
Less intersegment profit	(57)	(57)
Corporate administration and other	(499)	(352)
Operating income	$507	$226

Geographic information (revenues):
United States	$10,901	$10,413
Foreign countries	246	219
Consolidated total	$11,147	$10,632

(1)     Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

(2)     Does not include full allocation of corporate administration.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 26, 2011, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 26, 2011.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates one domestic fast casual restaurant (“Pie Five Units”) under the trademark “Pie Five Pizza Company.”  We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.  At September 25, 2011, the Pizza Inn trademarked system consisted of 297 restaurants, including four Company-owned restaurants and 293 franchised restaurants.  The 217 domestic restaurants were comprised of 141 buffet restaurants (“Buffet Units”), 31 delivery/carry-out restaurants (“Delco Units”) and 45 express restaurants (“Express Units”).  The 80 international franchised restaurants were comprised of 17 buffet restaurants, 54 delivery/carry-out restaurants and 9 express restaurants.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 17%, 9% and 8%, respectively, of the total number of domestic restaurants.

On September 25, 2011, we completed a corporate reorganization creating a holding company structure. The reorganization was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders. As a result of the reorganization, the previous parent company, Pizza Inn, Inc., is now a wholly owned subsidiary of the new parent company, Pizza Inn Holdings, Inc.  In the reorganization, each issued and outstanding share of common stock of Pizza Inn, Inc. was converted into a share of common stock of the Company, with the same designations, rights, qualifications, powers, preferences, qualifications, limitations and restrictions, and without any action being required on the part of holders of shares of Pizza Inn, Inc. common stock or any exchange of stock certificates. Shares of the Company’s common stock were substituted for the shares of common stock of Pizza Inn, Inc. listed on The NASDAQ Global Select Market and continue to trade under the same “PZZI” symbol but with a new CUSIP Number (725846109).

In connection with the reorganization, Pie Five Pizza Company, Inc. and PIBC Holdings, Inc. were also organized as direct subsidiaries of the new holding company.  Pie Five Pizza Company, Inc. was created to provide separation of the operating concepts and provide a platform for franchising the Pie Five concept.  PIBC Holdings, Inc. will hold, through its subsidiaries, the liquor licenses for both the Pizza Inn and Pie Five brands.

           Basic and diluted income per common share increased $0.02to $0.04 for the three month period ended September 25, 2011 compared to the $0.02 in the comparable period in the prior fiscal year.  Net income for the three month period ended September 25, 2011 increased $0.2 million to $0.3 million compared to the comparable period in the prior fiscal year, on revenues of $11.1 million for the three month period ended September 25, 2011 and $10.6 million for the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased 5.4%, or $35,000, to $683,000 compared to $648,000 for the comparable period in the prior fiscal year.

Management believes that key performance indicators in evaluating financial results include domestic chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended
	September 25,	September 26,
	2011	2010
Domestic retail sales of Buffet Units (in thousands)	$26,401	$26,666
Domestic retail sales of Delco Units (in thousands)	1,862	1,777
Domestic retail sales of Express Units (in thousands)	917	925
Domestic retail sales of Pie Five Units (in thousands)	231	-
Total domestic retail sales (in thousands)	$29,410	$29,368

Average number of domestic Buffet Units	139	151
Average number of domestic Delco Units	32	32
Average number of domestic Express Units	45	47
Average number of domestic Pie Five Units	1	-

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

Total revenues for the three month period ended September 25, 2011 increased 4.8%, or $0.5 million, to $11.1 million from $10.6 million the same period in the prior fiscal year.  Food and supply sales increased to $8.9 million compared to $8.7 million the same period in the prior fiscal year.  Franchise revenue decreased by $0.1 million while restaurant sales increased $0.4 million primarily due to the opening of two new Company stores in fiscal 2011.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  Food and supply sales for the three month period ended September 25, 2011increased 2.3%, or $0.2 million, to $8.9 million from $8.7 million in the same period in the prior fiscal year.  Domestic food and paper sales accounted for the increase, driven primarily by a 24.3% increase in cheese prices compared to the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased 7.4%, or $0.1 million, for the three month period ended September 25, 2011 compared to the comparable period for the prior fiscal year.  The decrease was primarily due to higher franchise fees in the prior year, including the signing of a new area development agreement with an existing franchise area developer.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 42.8%, or $0.4 million, to $1.3 million for the three month period ended September 25, 2011 compared to $0.9 million for the comparable period in the prior fiscal year.  This increase was primarily due to the opening of three new stores in fiscal 2011, offset by the closing of one store in each of the first fiscal quarters of 2011 and 2012.  The following chart details revenues at the Company-owned restaurants by concept (in thousands):

	Three Months Ended
	September 25,	September 26,
	2011	2010
Pizza Inn	$1,062	$905
Pie Five	230	-
Restaurant sales	$1,292	$905

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes materials and distribution fees directly related to food and supply sales and labor and general and administrative expenses directly related to restaurant sales, increased 6.3%, or $0.5 million, to $9.2 million for the three month period ended September 25, 2011 compared to $8.7 million for the comparable period for the prior fiscal year.  This increase in costs was associated primarily with the new Company stores opened in August, 2010, December, 2010 and June 2011 and higher direct costs associated with food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses decreased $71,000 for the three month period ended September 25, 2011, compared to the comparable periods in the prior fiscal year primarily due to lower training costs and a reduction in outside services.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $0.9 million, for the three month period ended September 25, 2011 compared to $0.8 million for the comparable period for the prior fiscal year primarily as the result of legal and other expenses relating to the Company reorganization into a holding company structure.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first fiscal quarter of fiscal 2011 and recorded a $0.3 million non-recurring entry attributable to a change in estimated useful life of the equipment and leasehold improvements.  The decision to close this location at the end of the initial lease term, rather than exercising the available extension option, was based on the unit’s weak historical financial performance driven by unfavorable lease terms and the continued unfavorable lease terms of the option period.  A portion of the equipment and the store management from this location were relocated to the new Company store that opened in December, 2010 in a nearby trade area in Lewisville, Texas.  The new Lewisville store is located in a demographically more desirable area and has more favorable lease terms than the closed Plano location.

Provision for Bad Debts

Provision for bad debt expense remained unchanged at $15,000 for the three month period ended September 25, 2011 compared to the same period of the prior year.

Interest Expense

Interest expense increased $6,000 for the three month period ended September 25, 2011 compared to the comparable periods in the prior fiscal year due to a higher average balance on term loans used to finish out new Company stores.

Provision for Income Tax

For the three month period ended September 25, 2011, income tax expense of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

Discontinued Operations

Discontinued operations include losses from Company-owned stores in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month period ended September 25, 2011 and September 26, 2010:

Three months ended September 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	1	1	141
Delco Units	32	1	2	31
Express Units	45	-	-	45
Pie Five Units	1	-	-	1
International Units	79	2	1	80
Total	298	4	4	298

Three months ended September 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	2	3	150
Delco Units	35	2	3	34
Express Units	49	1	2	48
International Units	77	-	2	75
Total	312	5	10	307

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with U.S. generally accepted accounting principles ("GAAP").  From time to time we disclose certain non-GAAP financial measures such as the EBITDA presented below.  We believe EBITDA is useful to investors as a widely used measure of operating performance without regard to items that can vary substantially depending upon financing and accounting methods, book value of assets, capital structures and methods by which assets have been acquired.  In addition, our management uses EBITDA in evaluating the effectiveness of our business strategies and for planning and budgeting purposes.  However, this non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA for the periods shown:

	Three Months Ended
	September 25,	September 26,
	2011	2010
Net Income	$313	$129
Interest Expense	16	10
Taxes	178	81
Depreciation and Amortization	176	428
EBITDA	$683	$648

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  In the three month period ended September 25, 2011, cash provided by operating activities was $0.1 million compared to cash provided by operating activities of $0.3 million in the comparable period for the prior year.  This $0.2 million decrease in cash provided by operating activities consisted of a $148,000 reduction in cash from changes in operating assets and liabilities and a $37,000 decrease in net income adjusted for non-cash items.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.1 million for the three month period ended September 25, 2011, primarily for new Company stores that will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $0.5 million during the  in the prior fiscal year attributable to a store that opened in Fort Worth, Texas.

Cash flows from financing activities generally reflect changes in the Company's borrowing during the period.  Net cash used for financing activities was $0.1 million for the three month period ended September 25, 2011 compared to net cash provided by financing activities of $0.3 million for the comparable period in the prior fiscal year.

Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million without reliance on material non-routine income.

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. On October 26, 2011, the Company and Amegy entered into an Amended and Restated Loan Agreement further increasing the Company’s term loan facility and amending certain other provisions of the Loan Agreement.  As amended, the Amegy credit facility provides a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $4.0 million term loan facility, in addition to $0.7 million in existing term loans.

The Company may borrow, repay and reborrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at Amegy’s prime rate and is payable monthly.  A commitment fee of 0.25% per annum is payable quarterly on the average unused portion of the revolving credit facility.

Amegy has agreed to make term loans under the term facility through October31, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company and may not be reborrowed after repayment.  Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at Amegy’s prime rate plus 1% or, at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 25, 2011 the balance on the term loan facility was $0.7 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

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

As of June 24, 2007,the Company had recorded a valuation allowance based on its assessment that the realization of a portion of its net deferred tax assets did not meet the “more likely than not” criterion under the authoritative guidance on “Accounting for Income Taxes.”  The entire valuation allowance was released in fiscal 2008.  As a result, the effective tax rate for fiscal 2011 is estimated to be 34%.

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

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 25, 2011.  As of September 25, 2011, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.(Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

3.2	By-laws (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

10.1	Amended and Restated Loan Agreement dated October26, 2011, between Pizza Inn Holdings, Inc. and Amegy Bank National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed October31, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN HOLDINGS, INC.
(Registrant)

By:	/s/Charles R. Morrison
Charles R. Morrison
President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/Nancy Ellefson
Nancy Ellefson
Vice President and Principal
Accounting Officer
(Principal Financial Officer)

Dated:  November 9, 2011