Form 10-Q
period 2011-12-25
PIZZA INN HOLDINGS, INC /MO/
filed 2012-02-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2011

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

As of February 3, 2012, 8,020,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
REVENUES:	2011	2010	2011	2010

Food and supply sales	$8,138	$8,489	$17,044	$17,191
Franchise revenue	943	917	1,892	1,942
Restaurant sales	1,255	949	2,547	1,854

	10,336	10,355	21,483	20,987

COSTS AND EXPENSES:
Cost of sales	8,611	8,473	17,861	17,177
Franchise expenses	521	344	973	820
General and administrative expenses	1,062	873	1,969	1,755
Costs associated with store closure	-	-	-	319
Bad debt	15	40	30	55
Interest expense	17	18	33	28
	10,226	9,748	20,866	20,154

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	110	607	617	833
Income taxes	39	213	217	294
INCOME FROM CONTINUING OPERATIONS	71	394	400	539

Loss from discontinued operations, net of taxes	(15)	(15)	(31)	(31)
NET INCOME	$56	$379	$369	$508

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.01	$0.05	$0.05	$0.07
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.01	$0.05	$0.05	$0.06

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.01	$0.05	$0.05	$0.07
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.01	$0.05	$0.05	$0.06

Weighted average common shares outstanding - basic	8,013	8,011	8,012	8,011

Weighted average common and
potential dilutive common shares outstanding	8,362	8,012	8,292	8,013

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 25,	June 26,
ASSETS	2011 (unaudited)	2011

CURRENT ASSETS
Cash and cash equivalents	$509	$949
Accounts receivable, less allowance for bad debts
of $189 and $162, respectively	3,280	3,128
Inventories	1,724	1,829
Income tax receivable	653	553
Deferred income tax assets	783	822
Prepaid expenses and other	403	232
Total current assets	7,352	7,513

LONG-TERM ASSETS
Property, plant and equipment, net	4,059	3,196
Long-term notes receivable	39	51
Deposits and other	486	392
	$11,936	$11,152
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,095	$2,103
Accrued expenses	1,262	1,557
Deferred revenues	157	202
Bank debt	580	333
Total current liabilities	4,094	4,195

LONG-TERM LIABILITIES
Bank debt, net of current portion	809	482
Deferred tax liability	461	360
Deferred revenues, net of current portion	145	165
Deferred gain on sale of property	96	109
Other long-term liabilities	25	-
Total liabilities	5,630	5,311

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,140,319 and 15,130,319 shares, respectively;
outstanding 8,020,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	9,105	9,009
Retained earnings	21,686	21,317
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	6,306	5,841
	$11,936	$11,152

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 25,	December 26,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$369	$508
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	389	546
Stock compensation expense	73	60
Deferred tax	39	(92)
Provision for bad debts	30	55
Net income adjusted for non-cash items	900	1,077
Changes in operating assets and liabilities:
Notes and accounts receivable	(282)	(192)
Inventories	105	(394)
Accounts payable - trade	(8)	(25)
Accrued expenses	(169)	(243)
Deferred revenue	(78)	58
Prepaid expenses and other	(283)	(18)
Net changes in operating assets and liabilities	(715)	(814)
Cash provided by operating activities	185	263

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,222)	(1,313)
Cash used by investing activities	(1,222)	(1,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23	-
Change in bank debt, net	574	615
Cash provided by financing activities	597	615

Net decrease in cash and cash equivalents	(440)	(435)
Cash and cash equivalents, beginning of period	949	761
Cash and cash equivalents, end of period	$509	$326

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$32	$27
Income taxes - net	57	290

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

Fiscal Quarters
The three and six month periods ended December 25, 2011 and December 26, 2010, each contained 13 weeks and 26 weeks, respectively.

Revenue Recognition
The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The Company's Norco division sells food and supplies to franchisees on trade accounts under terms common in the industry.  Food and supply sales revenues, including shipping and handling costs, are recognized upon delivery of the product. Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license fees. License fees are recognized as income when there has been substantial performance under the agreement by the Company.  Domestic license fees are generally recognized at the time the restaurant is opened.  Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected.  Royalties are recognized as income when earned.

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

The Company may borrow, repay and re-borrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the greater of Amegy’s prime rate or 5% and is payable monthly.  A commitment fee of 0.25% per annum is payable quarterly on the average unused portion of the revolving credit facility.

The Company may borrow under the term loan facility through October 31, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company. Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at either (a) the greater of 6% or Amegy’s prime rate plus 1% or (b) at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 25, 2011 the balance on the term loan facility was $1.4 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 25, 2011, up to an additional 848,425 shares could be purchased under the plan.

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

 For the quarter and six months ended December 25, 2011, we recognized stock-based compensation expense of $30,000 and $72,700.  As of December 25, 2011, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 25, 2011	December 26, 2010

Outstanding at beginning of year	604,036	565,510

Granted	94,032	20,996
Exercised	(10,000)	-
Forfeited/Canceled/Expired	(15,000)	(25,000)

Outstanding at end of period	673,068	561,506

Exercisable at end of period	511,702	404,010

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	December 25, 2011		December 26, 2010
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$71	$71	$394	$394
Discontinued operations	(15)	(15)	(15)	(15)
Net income available to common stockholders	$56	$56	$379	$379

Weighted average common shares	8,013	8,013	8,011	8,011
Dilutive stock options	349	-	1	-
Average common shares outstanding	8,362	8,013	8,012	8,011

Income from continuing operations per share	$0.01	$0.01	$0.05	$0.05
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$0.01	$0.01	$0.05	$0.05

	Six Months Ended
	December 25, 2011		December 26, 2010
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$400	$400	$539	$539
Discontinued operations	(31)	(31)	(31)	(31)
Net income available to common stockholders	$369	$369	$508	$508

Weighted average common shares	8,012	8,012	8,011	8,011
Dilutive stock options	280	-	2	-
Average common shares outstanding	8,292	8,012	8,013	8,011

Income from continuing operations per share	$0.05	$0.05	$0.07	$0.07
Discontinued operations loss per common share	-	-	(0.01)	(0.01)
Net income per common share	$0.05	$0.05	$0.06	$0.06

For the three and six months ended December 26, 2010, options to purchase 565,506 shares of common stock at exercise prices ranging from $1.85 to $3.30 per share were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares for the period.

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

Loss from discontinued operations reflects costs associated with a former Company owned restaurant in Houston, Texas that was closed during the quarter ended September 23, 2007. This property is on the market for sub-lease. Because we believe that the property will sub-lease at or above the contracted lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

(7)	Income Taxes

For the three and six month periods ended December 25, 2011, income tax expense of $39,000 and $217,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 25, 2011 and December 26, 2010 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
Net sales and operating revenues:
Food and supply distribution	$8,138	$8,489	$17,044	$17,191
Pizza Inn franchise and company operations (1)	1,852	1,866	3,863	3,796
Pie Five company operations	346	-	576	-
Consolidated revenues	$10,336	$10,355	$21,483	$20,987

Depreciation and amortization:
Food and supply distribution	$-	$-	$-	$-
Pizza Inn franchise and company operations (1)	103	81	215	483
Pie Five company operations	42	-	54	-
Combined	145	81	269	483
Corporate administration and other	61	37	120	63
Depreciation and amortization	$206	$118	$389	$546

Income from continuing operations before taxes:
Food and supply distribution (2)	$273	$553	$791	$1,052
Pizza Inn franchise and company operations (1) (2)	355	391	793	423
Pie Five company operations (2)	(179)	-	(140)	-
Combined	449	944	1,444	1,475
Corporate administration and other (2)	(339)	(337)	(827)	(642)
Operating income	$110	$607	$617	$833

Geographic information (revenues):
United States	$10,020	$10,105	$20,921	$20,497
Foreign countries	316	250	562	490
Consolidated total	$10,336	$10,355	$21,483	$20,987

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates four domestic fast casual restaurants (“Pie Five Units”) under the trademark “Pie Five Pizza Company.”  We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.  At December 25, 2011, the Pizza Inn trademarked system consisted of 295 restaurants, including four Company-owned restaurants and 291 franchised restaurants.  The 213 domestic Pizza Inn restaurants were comprised of 136 buffet restaurants (“Buffet Units”), 30 delivery/carry-out restaurants (“Delco Units”) and 47 express restaurants (“Express Units”).  The 82 international Pizza Inn franchised restaurants were comprised of 19 buffet restaurants, 53 delivery/carry-out restaurants and 10 express restaurants.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 17%, 10% and 8%, respectively, of the total number of domestic restaurants.

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

           Basic and diluted income per common share decreased $0.04 to $0.01 for the three month period ended December 25, 2011 compared to $0.05 in the comparable period in the prior fiscal year.  Net income for the three month period ended December 25, 2011 decreased $0.3 million to $0.1 million compared to $0.4 million for the comparable period in the prior fiscal year, on revenues of $10.3 million for the both periods.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarter of fiscal 2012 decreased 56.3%, or $0.4 million, to $0.3 million compared to $0.7 million for the comparable period in the prior fiscal year.  Basic and diluted income per common share decreased $0.01 to $0.05 for the six month period ended December 25, 2011 compared to $0.06 in the comparable period in the prior fiscal year.  Net income for the six month period ended December 25, 2011 decreased $0.1 million to $0.4 million compared to $0.5 million for the comparable period in the prior fiscal year, on revenues of $21.5 million for the six month period ended December 25, 2011 and $21.0 million for the comparable period in the prior fiscal year.  EBITDA for the first half of fiscal 2012 decreased 26.7%, or $0.4 million, to $1.0 million compared to $1.4 million for the comparable period in the prior fiscal year.

The change in results from prior year is primarily due to costs related to the continued development of the Pie Five concept, costs associated with the Company reorganization and the expansion into China. In addition to the corporate reorganization during the first quarter of fiscal 2012, during the second quarter of fiscal 2012 the Company opened three new Pie Five units and worked with its master franchisee to open the first Pizza Inn restaurant in China. The total costs associated with these activities were approximately $0.3 million for the three and six month periods ended December 25, 2011.

Management believes that key performance indicators in evaluating financial results include domestic and international chain-wide retail sales and the number and type of operating restaurants.  The following table summarizes these key performance indicators.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
Domestic retail sales of Buffet Units (in thousands)	$24,401	$25,266	$50,802	$51,933
Domestic retail sales of Delco Units (in thousands)	1,712	1,819	3,574	3,596
Domestic retail sales of Express Units (in thousands)	907	968	1,824	1,893
Domestic retail sales of Pie Five Units (in thousands)	347	-	578	-
Total domestic retail sales (in thousands)	$27,367	$28,053	$56,778	$57,422

Average number of domestic Buffet Units	137	149	138	150
Average number of domestic Delco Units	30	33	31	32
Average number of domestic Express Units	46	48	45	48
Average number of domestic Pie Five Units	2		2	-

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2011	2010	2011	2010
International retail sales of Buffet Units (in thousands)	$873	$935	$1,624	$2,063
International retail sales of Delco Units (in thousands)	2,766	2,850	5,395	5,536
International retail sales of Express Units (in thousands)	643	535	1,164	1,041
Total International retail sales (in thousands)	$4,282	$4,320	$8,183	$8,640

Average number of International Buffet Units	16	15	16	15
Average number of International Delco Units	56	46	56	46
Average number of International Express Units	9	8	9	8

Total domestic chain-wide retail sales decreased 2.4% and 1.1%, and international chain-wide retail sales decreased 0.9% and 5.3%, for the three and six months ended December 25, 2011, respectively, when compared to the prior year.  Domestic same store retail sales decreased 0.2% for the three months ended December 25, 2011 and increased 1.1% for the six months ended December 25, 2011 when compared to the prior year.  International same store retail sales decreased 0.2% for the three months ended December 25, 2011 and increased 0.9% for the six months ended December 25, 2011 when compared to the prior year.

Revenues

Revenues are derived from restaurant operations, sales of food, paper products and supplies by Norco to franchisees, franchise royalties and franchise fees.  Financial results are dependent in large part upon the pricing and cost of the products and supplies sold to franchisees, and the level of chain-wide retail sales, which are driven by changes in same store sales and restaurant count.

Total revenues for the three month period ended December 25, 2011 and for the same period in the prior fiscal year were $10.3 million.  Total revenues for the six month period ended December 25, 2011 increased 2.4%, or $0.5 million, to $21.5 million during the current six month period ended December 25, 2011 compared to $21.0 million the same period in the prior fiscal year.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues.  For the three month period ended December 25, 2011, food and supply sales decreased to $8.1 million compared to $8.5 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a 3.7% decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open. Partially offsetting this reduction in sales were price increases of approximately 6.3% due primarily to increases in certain food commodity costs.  For the six month period ended December 25, 2011, food and supply sales decreased to $17.0 million compared to $17.2 million the same period in the prior fiscal year primarily due to a decrease in sales to franchisees as a result of a 2.4% decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open. Partially offsetting this reduction in sales were price increases of approximately 7.8% due primarily to increases in certain food commodity costs.

Franchise Revenue

 Franchise revenue, which includes income from domestic and international royalties and license fees, was essentially unchanged at $0.9 million and $1.9 million for the three and six month periods ended December 25, 2011, respectively, compared to the comparable periods for the prior fiscal year.  Royalties from increased domestic same store sales of 1.1% year to date were offset by fewer average locations compared to prior year.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 32.2%, or $0.3 million, to $1.3 million for the three month period ended December 25, 2011, and 37.4%, or $0.7 million, to $2.5 million for the six month period ended December 25, 2011, compared to $0.9 million and $1.9 million, respectively, for the comparable periods in the prior fiscal year.  These increases were primarily due to the opening of three new Company stores in fiscal 2011 and three new Company owned stores during the six months ended December 25, 2011, partially offset by the closing of one Company owned store in each of the first fiscal quarters of 2011 and 2012. The following chart details revenues at the Company-owned restaurants by concept (in thousands):

	Three Months Ended
	December 25,	December 26,
	2011	2010
Pizza Inn	$909	$949
Pie Five	346	-
Restaurant sales	$1,255	$949

	Six Months Ended
	December 25,	December 26,
	2011	2010
Pizza Inn	$1,971	$1,854
Pie Five	576	-
Restaurant sales	$2,547	$1,854

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased 1.6%, or $0.1 million, to $8.6 million for the three month period ended December 25, 2011 compared to $8.5 million for the comparable period for the prior fiscal year.  Cost of sales increased 4.0%, or $0.7 million, to $17.9 million for the six month period ended December 25, 2011 compared to $17.2 million for the comparable period for the prior fiscal year.  The increases in costs were associated primarily with the new Company stores and higher direct costs associated with food and supply sales as a result of increases in commodity prices, offset by lower costs due to reduced food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased $0.2 million for the three and six month periods ended December 25, 2011, compared to the comparable periods in the prior fiscal year primarily due to $48,000 and $97,000, respectively, in costs associated with opening a new franchise location in China as well as $19,000 and $58,000, respectively, of higher payroll expense.  The higher payroll costs during the three and six month periods ended December 25, 2011 were a result of the addition of management resources during fiscal 2012 to build the necessary infrastructure to continue to develop and expand the Pie Five concept.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $1.1 million, for the three month period ended December 25, 2011 compared to $0.9 million for the comparable period for the prior fiscal year primarily due to pre-opening and other operating expenses associated with the three new Company owned Pie Five stores.  General and administrative expenses increased $0.2 million to $2.0 million for the six month period ended December 25, 2011 compared to $1.8 million for the comparable period for the prior fiscal year primarily due to pre-opening expenses and other operating expenses for the three new Company owned Pie Five stores, and legal and other expenses of approximately $67,000 relating to the Company reorganization into a holding company structure. Pre-opening expenses for the new Company owned Pie Five stores were approximately $164,000 and $177,000 for the three and six months ended December 25, 2011, respectively.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first fiscal quarter of fiscal 2011 when the initial lease term expired and recorded a $0.3 million non-recurring expense attributable to a change in estimated useful life of the equipment and leasehold improvements.

Provision for Income Tax

For the three and six month periods ended December 25, 2011, income tax expense of $39,000 and $217,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

Discontinued Operations

Discontinued operations include losses from Company-owned stores in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three and six month periods ended December 25, 2011 and December 26, 2010:

Three months ended December 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	-	5	136
Delco Units	31	-	1	30
Pie Five Units	1	3	-	4
Express Units	45	2	-	47
International Units	80	2	-	82
Total	298	7	6	299

Three months ended December 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	150	2	2	150
Delco Units	34	-	1	33
Pie Five Units	-	-	-	-
Express Units	48	2	2	48
International Units	75	1	-	76
Total	307	5	5	307

Six months ended December 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	1	6	136
Delco Units	32	1	3	30
Pie Five Units	1	3	-	4
Express Units	45	2	-	47
International Units	79	4	1	82
Total	298	11	10	299

Six months ended December 26, 2010

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	4	5	150
Delco Units	35	2	4	33
Pie Five Units	-	-	-	-
Express Units	49	3	4	48
International Units	77	1	2	76
Total	312	10	15	307

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

The following table sets forth a reconciliation of net income to EBITDA for the periods shown:

	Three Months Ended
	December 25,	December 26,
	2011	2010
Net Income	$56	$379
Interest Expense	17	18
Taxes	39	213
Depreciation and Amortization	206	118
EBITDA	$318	$728

	Six Months Ended
	December 25,	December 26,
	2011	2010
Net Income	$369	$508
Interest Expense	33	28
Taxes	217	294
Depreciation and Amortization	389	546
EBITDA	$1,008	$1,376

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  In the six month period ended December 25, 2011, cash provided by operating activities was $0.2 million compared to cash provided by operating activities of $0.3 million in the comparable period for the prior year.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.2 million for the six month period ended December 25, 2011, primarily for new Company stores that opened or will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $1.3 million during the  in the prior fiscal year attributable to two stores that opened in Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.6 million for the six month period ended December 25, 2011 and for the comparable period in the prior fiscal year.

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

The Company may borrow, repay and re-borrow under the Amegy revolving credit facility through January 11, 2013, at which time all amounts outstanding under the revolving credit facility mature.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable. Interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the greater of Amegy’s prime rate or 5% and is payable monthly.  A commitment fee of 0.25% per annum is payable quarterly on the average unused portion of the revolving credit facility.

The Company may borrow under the term loan facility through October 31, 2012.  Advances for such term loans are limited by a percentage of the costs of equipment and leasehold improvements for new restaurant locations of the Company. Interest only is payable monthly on each term loan for up to 120 days after the initial advance.  Thereafter, each term loan is payable in 36 equal monthly installments of principal plus accrued interest.  Interest on each term loan accrues at either (a) the greater of 6% or Amegy’s prime rate plus 1% or (b) at the Company’s option, a fixed rate determined by Amegy.  A fee of 0.5% of the total term loan facility was paid at closing.

The obligations of the Company under the Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 25, 2011 the balance on the term loan facility was $1.4 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

Management believes the cash on hand combined with cash from operations and available credit facilities is sufficient to fund operations for the next 12 months.

Critical Accounting Policies and Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

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

Management re-evaluates the deferred tax asset each quarter and believes that it is more likely than not that the net deferred tax asset of $0.8 million will be fully realized based on the Company’s recent history of pre-tax profits and the expectation of future taxable income as well as the future reversal of existing temporary differences.  As a result, the effective federal tax rate for fiscal 2012 is estimated to be 34%.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three or six months ending December 25, 2011.  As of December 25, 2011, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

3.2	By-laws (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

10.1	Employment Letter entered into between the Company and Jerome L. Trojan, III on November 29, 2011 (filed as Item 10.1 to Form 8-K dated January 4, 2012 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN HOLDINGS, INC.
(Registrant)

By:	/s/ Charles R. Morrison
Charles R. Morrison
President and Chief
Executive Officer
(Principal Executive Officer)

By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer
(Principal Financial Officer)

Dated:  February 8, 2012