Form 10-Q
period 2012-03-25
PIZZA INN HOLDINGS, INC /MO/
filed 2012-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2012

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

As of May 3, 2012, 8,020,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011

REVENUES:	$10,646	$10,721	$32,129	$31,708

COSTS AND EXPENSES:
Cost of sales	8,863	8,679	26,724	25,854
Franchise expenses	592	472	1,565	1,288
General and administrative expenses	1,016	823	2,986	2,577
Costs associated with store closure	-	-	-	319
Bad debt	35	15	65	70
Interest expense	38	21	71	49
	10,544	10,010	31,411	30,157

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	102	711	718	1,551
Income taxes	35	254	252	554
INCOME FROM CONTINUING OPERATIONS	67	457	466	997

Loss from discontinued operations, net of taxes	(15)	(15)	(45)	(47)
NET INCOME	$52	$442	$421	$950

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.01	$0.06	$0.06	$0.13
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.01	$0.06	$0.05	$0.12

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.01	$0.06	$0.06	$0.13
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.01	$0.06	$0.05	$0.12

Weighted average common shares outstanding - basic	8,021	8,011	8,015	8,011

Weighted average common and
potential dilutive common shares outstanding	8,385	8,016	8,322	8,013

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 25,	June 26,
ASSETS	2012 (unaudited)	2011

CURRENT ASSETS
Cash and cash equivalents	$694	$949
Accounts receivable, less allowance for bad debts
of $223 and $162, respectively	3,335	3,128
Inventories	1,689	1,829
Income tax receivable	653	553
Deferred income tax assets	776	822
Prepaid expenses and other	326	232
Total current assets	7,473	7,513

LONG-TERM ASSETS
Property, plant and equipment, net	4,788	3,196
Long-term notes receivable	22	51
Deposits and other	477	392
	$12,760	$11,152
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,101	$2,103
Accrued expenses	1,360	1,557
Deferred revenues	191	202
Bank debt	765	333
Total current liabilities	4,417	4,195

LONG-TERM LIABILITIES
Bank debt, net of current portion	1,096	482
Deferred tax liability	605	360
Deferred revenues, net of current portion	135	165
Deferred gain on sale of property	90	109
Other long-term liabilities	28	-
Total liabilities	6,371	5,311

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,140,319 and 15,130,319 shares, respectively;
outstanding 8,020,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	9,136	9,009
Retained earnings	21,738	21,317
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	6,389	5,841
	$12,760	$11,152

See accompanying Notes to Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 25,	March 27,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$421	$950
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization	663	689
Stock compensation expense	104	73
Deferred tax	46	189
Provision for bad debts	65	70
Net income adjusted for non-cash items	1,299	1,971
Changes in operating assets and liabilities:
Notes and accounts receivable	(394)	(634)
Inventories	140	(218)
Accounts payable - trade	(2)	(112)
Accrued expenses	76	7
Deferred revenue	(60)	10
Prepaid expenses and other	(175)	(130)
Net changes in operating assets and liabilities	(415)	(1,077)
Cash provided by operating activities	884	894

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,208)	(1,520)
Cash used by investing activities	(2,208)	(1,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	23	-
Borrowings of bank debt	1,795	660
Repayments of bank debt	(749)	(91)
Cash provided by financing activities	1,069	569

Net decrease in cash and cash equivalents	(255)	(57)
Cash and cash equivalents, beginning of period	949	761
Cash and cash equivalents, end of period	$694	$704

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$55	$49
Income taxes - net	37	510

See accompanying Notes to Condensed Consolidated Financial Statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods reflected.  Except as noted, all adjustments are of a normal recurring nature.  Results of operations for the fiscal periods presented are not necessarily indicative of fiscal year-end results.

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

Fiscal Quarters
The three and nine month periods ended March 25, 2012 and March 27, 2011, each contained 13 weeks and 39 weeks, respectively.

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

Stock-Based Compensation
The Company accounts for stock options using the fair value recognition provisions of the authoritative guidance on share-based payments. The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future.  The authoritative guidance also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

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

The obligations of the Company under the Amended and Restated Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 25, 2012 the balance on the term loan facility was $1.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of March 25, 2012, up to an additional 848,425 shares could be purchased under the plan.

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

 (4)         Stock-Based Compensation

 For the quarter and nine months ended March 25, 2012, we recognized stock-based compensation expense of $30,000 and $102,700.  As of March 25, 2012, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 25, 2012	March 27, 2011

Outstanding at beginning of year	604,036	565,510

Granted	169,032	20,996
Exercised	(10,000)	-
Forfeited/Canceled/Expired	(15,000)	(25,000)

Outstanding at end of period	748,068	561,506

Exercisable at end of period	518,024	407,010

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 25, 2012		March 27, 2011
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$67	$67	$457	$457
Discontinued operations	(15)	(15)	(15)	(15)
Net income available to common stockholders	$52	$52	$442	$442

Weighted average common shares	8,021	8,021	8,011	8,011
Dilutive stock options	364	-	5	-
Average common shares outstanding	8,385	8,021	8,016	8,011

Income from continuing operations per share	$0.01	$0.01	$0.06	$0.06
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$0.01	$0.01	$0.06	$0.06

	Nine Months Ended
	March 25, 2012		March 27, 2011
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$466	$466	$997	$997
Discontinued operations	(45)	(45)	(47)	(47)
Net income available to common stockholders	$421	$421	$950	$950

Weighted average common shares	8,015	8,015	8,011	8,011
Dilutive stock options	307	-	2	-
Average common shares outstanding	8,322	8,015	8,013	8,011

Income from continuing operations per share	$0.06	$0.06	$0.13	$0.13
Discontinued operations loss per common share	(0.01)	(0.01)	(0.01)	(0.01)
Net income per common share	$0.05	$0.05	$0.12	$0.12

For the three and nine months ended March 25, 2012, options to purchase 75,000 shares of common stock at an exercise price of $5.51 were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the periods. For the three and nine months ended March 27, 2011, options to purchase 425,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the periods.

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

Loss from discontinued operations reflects costs associated with a former Company-owned restaurant in Houston, Texas that was closed during the quarter ended September 23, 2007. This property is on the market for sub-lease. Because we believe that the property will sub-lease at or above the contracted lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

(7)           Income Taxes

For the three and nine month periods ended March 25, 2012, income tax expense of $35,000 and $252,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 25, 2012 and March 27, 2011 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
Revenue:
Franchising and food and supply distribution	$8,993	$9,587	$27,929	$28,720
Company-owned restaurants (1)	1,653	1,134	4,200	2,988
Consolidated revenues	$10,646	$10,721	$32,129	$31,708

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-	$-	$-
Company-owned restaurants (1)	198	98	459	581
Combined	198	98	459	581
Corporate administration and other	71	44	191	108
Depreciation and amortization	$269	$142	$650	$689

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$692	$1,171	$2,456	$3,484
Company-owned restaurants (1) (2)	(199)	(42)	(598)	(706)
Combined	493	1,129	1,858	2,778
Corporate administration and other (2)	(391)	(418)	(1,140)	(1,227)
Operating income	$102	$711	$718	$1,551

Geographic information (revenues):
United States	$10,424	$10,472	$31,312	$30,969
Foreign countries	222	249	817	739
Consolidated total	$10,646	$10,721	$32,129	$31,708

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademark “Pie Five Pizza Company.”  We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.  At March 25, 2012, the Company operated five Company-owned Pie Fie restaurants and the Pizza Inn trademarked system consisted of 291 restaurants, including four Company-owned restaurants and 287 franchised restaurants.  The 209 domestic Pizza Inn restaurants were comprised of 135 buffet restaurants (“Buffet Units”), 28 delivery/carry-out restaurants (“Delco Units”) and 46 express restaurants (“Express Units”).  The 82 international Pizza Inn franchised restaurants were comprised of 19 Buffet Units, 53 Delco Units and 10 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 17%, 10% and 8%, respectively, of the total number of domestic restaurants.

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

In connection with the reorganization, Pie Five Pizza Company, Inc. and PIBC Holdings, Inc. were also organized as direct subsidiaries of the new holding company.  Pie Five Pizza Company, Inc. was created to provide separation of the operating concepts and provide a platform for franchising the Pie Five concept.  PIBC Holdings, Inc. will hold, through its subsidiaries, the liquor licenses for both the Pizza Inn and Pie Five branded Company-owned restaurants.

           Basic and diluted income per common share decreased $0.05 to $0.01 for the three month period ended March 25, 2012 compared to $0.06 in the comparable period in the prior fiscal year.  Net income for the three month period ended March 25, 2012 decreased $0.39 million to $0.05 million compared to $0.44 million for the comparable period in the prior fiscal year, on revenues of $10.6 million for the three month period ended March 25, 2012 and $10.7 million for the comparable period in the prior year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter of fiscal 2012 decreased 54.2%, or $0.5 million, to $0.4 million compared to $0.9 million for the comparable period in the prior fiscal year.

Basic and diluted income per common share decreased $0.07 to $0.05 for the nine month period ended March 25, 2012 compared to $0.12 in the comparable period in the prior fiscal year.  Net income for the nine month period ended March 25, 2012 decreased $0.5 million to $0.42 million compared to $0.95 million for the comparable period in the prior fiscal year, on revenues of $32.1 million for the nine month period ended March 25, 2012 and $31.7 million for the comparable period in the prior fiscal year.  EBITDA for the first three quarters of fiscal 2012 decreased 37.8%, or $0.8 million, to $1.4 million compared to $2.2 million for the comparable period in the prior fiscal year.

The reduction in net income from prior year is primarily due to lower revenue earned from franchising and food and supply sales and higher costs related to 1) the continued development of the Pie Five concept, 2) the corporate reorganization into a holding company structure, and 3) the expansion of franchising into China. The total costs associated with these activities were approximately $0.13 million and $0.59 million for the three and nine month periods ended March 25, 2012, respectively.

Management believes that key performance indicators in evaluating financial results include domestic and international chain-wide retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

	Three Months Ended		Nine Months Ended
Franchise Stores	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
Domestic retail sales of Buffet Units	$24,471	$25,561	$73,348	$75,692
Domestic retail sales of Delco Units	1,592	1,654	5,120	5,161
Domestic retail sales of Express Units	960	921	2,785	2,804
Total domestic retail sales	$27,023	$28,136	$81,253	$83,657

Average number of domestic Buffet Units	130	142	133	145
Average number of domestic Delco Units	27	30	29	31
Average number of domestic Express Units	46	46	46	47

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
International retail sales of Buffet Units	$822	$1,344	$2,447	$3,930
International retail sales of Delco Units	2,685	2,600	8,079	7,904
International retail sales of Express Units	591	381	1,755	1,136
Total International retail sales	$4,098	$4,325	$12,281	$12,970

Average number of International Buffet Units	13	16	12	16
Average number of International Delco Units	49	45	49	45
Average number of International Express Units	8	6	8	7

Total domestic chain-wide franchisee retail sales decreased $1.1 million, or 4.0%, and $2.4 million, or 2.9%, and international chain-wide retail sales decreased $0.2 million, or 5.2%, and $0.7 million, or 5.3%, for the three and nine months ended March 25, 2012, respectively, when compared to the prior year.  Domestic same store franchisee retail sales decreased $0.4 million, or 1.4%, for the three months ended March 25, 2012, and decreased $0.3 million, or 0.1%, for the nine months ended March 25, 2012, when compared to the prior year.  International same store franchisee retail sales decreased 0.4% for the three months ended March 25, 2012, and decreased 1.6% for the nine months ended March 25, 2012, when compared to the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn restaurants included in the Company-owned restaurants segment. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. The three and nine month periods ended March 25, 2012 and March 27, 2011, each contained 13 weeks and 39 weeks, respectively. All amounts are in thousands except the store weeks, average weekly sales and the average number of units.

	Three Months Ended		Nine Months Ended
Pie Five - Company-Owned Restaurants	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
Store weeks	60	-	102	-
Average weekly sales	12,079	-	12,768	-
Average number of units	5	-	3	-

Restaurant sales	725	-	1,305	-

Restaurant operating income	105	-	196
Depreciation/amortization expense	(92)	-	(146)
Pre-opening costs	(70)	-	(246)	-
Allocated corporate administration and other expenses	(38)	-	(65)	-
Income (loss) from continuing operations before taxes	(95)	-	(261)	-

	Three Months Ended		Nine Months Ended
Pizza Inn - Company-Owned Restaurants	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
Store weeks	52	65	166	168
Average weekly sales	17,776	17,371	17,398	17,704
Average number of units	4	5	4	4

Restaurant sales	928	1,134	2,895	2,988

Restaurant operating income	52	125	149	235
Depreciation/amortization expense	(106)	(99)	(313)	(581)
Pre-opening costs	-	-	-	(163)
Allocated corporate administration and other expenses	(50)	(68)	(173)	(197)
Income (loss) from continuing operations before taxes	(104)	(42)	(337)	(706)

Store weeks represent the total number of weeks Company-owned restaurants were open during the period. Average weekly sales represents the average weekly revenues earned by the Company-owned restaurants that were open during the period. Restaurant operating income represents the income earned by Company-owned restaurants plus 1) depreciation and amortization,2) pre-opening expenses, and 3) allocated corporate administration and other expenses. Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: 1) marketing and promotional expenses, 2) accrued rent, and 3) manager salaries, employee payroll and related training costs.

Revenues

Revenues are derived from 1) sales of food, paper products and supplies from Norco to franchisees, 2) franchise royalties and franchise fees, and 3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee chain-wide retail sales, which are impacted by changes in same store sales and restaurant count, and the products sold to franchisees through Norco rather than through third-party food distributors.

Total revenues for the three month period ended March 25, 2012 and for the same period in the prior fiscal year were $10.6 million and $10.7 million, respectively.  Total revenues for the nine month period ended March 25, 2012 increased 1.3%, or $0.4 million, to $32.1 million during the current nine month period ended March 25, 2012 compared to $31.7 million the same period in the prior fiscal year. Revenue for these periods consisted of the following:

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
	2012	2011	2012	2011
Food and supply sales	$8,111	$8,650	$25,155	$25,841
Franchise revenue	882	937	2,774	2,879
Restaurant sales	1,653	1,134	4,200	2,988
Total reveune	$10,646	$10,721	$32,129	$31,708

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 25, 2012, food and supply sales decreased to $8.1 million compared to $8.7 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $1.1 million, or 4.0%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared the prior year. In addition, some of our franchisees increased their purchases of certain non-proprietary items from third party food distributors.  In response, the Company has worked collaboratively with franchisees to develop new specifications for the impacted products, which we believe should support a return to our historical levels of sales of products to franchisees relative to franchisee retail sales.

For the nine month period ended March 25, 2012, food and supply sales decreased to $25.2 million compared to $25.8 million the same period in the prior fiscal year primarily due to a decrease in sales to franchisees as a result of a $2.4 million, or 2.9%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open, a decrease in franchisee same store sales in the current year when compared to the prior year and a decrease in the volume of non-proprietary products purchased from Norco. Partially offsetting this reduction in sales were price increases of approximately 7.3% due primarily to increases in certain food commodity costs for the nine month period ended March 25, 2012.

Franchise Revenue

 Franchise revenue, which includes income from domestic and international royalties and license fees, decreased to $0.88 million for the three month period ended March 25, 2012 compared to $0.94 million for the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales.  Franchise revenue for the nine months ended March 25, 2012 decreased to $2.8 million from $2.9 million compared to the same period in the prior fiscal year as the result of lower royalties and lower area developer fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 45.8%, or $0.5 million, to $1.7 million for the three month period ended March 25, 2012, compared to $1.1 million for the comparable period in the prior year and 40.6%, or $1.2 million, to $4.2 million for the nine month period ended March 25, 2012, compared to $3.0 million for the comparable period in the prior fiscal year.  These increases were primarily due to the opening of three new Company-owned restaurants in fiscal 2011 and four new Company-owned restaurants during the nine months ended March 25, 2012, partially offset by the closing of one Company-owned restaurant in each of the first fiscal quarters of 2011 and 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased 2.1%, or $0.2 million, to $8.9 million for the three month period ended March 25, 2012 compared to $8.7 million for the comparable period for the prior fiscal year.  Cost of sales increased 3.4%, or $0.9 million, to $26.7 million for the nine month period ended March 25, 2012 compared to $25.9 million for the comparable period for the prior fiscal year.  The increases in costs were associated primarily with the new Company-owned restaurants and higher direct costs associated with food and supply sales as a result of increases in commodity prices, offset by lower costs due to reduced food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased $0.12 million and $0.28 million for the three and nine month periods ended March 25, 2012, respectively, compared to the comparable periods in the prior fiscal year primarily due to $4,000 and $36,000, respectively, in costs associated with opening a new franchise location in China, $27,000 and $143,000, respectively, of higher payroll expense and $63,000 and $70,000, respectively, of higher marketing expenses associated with the development and testing of a pipeline of new menu items. The higher payroll costs during the three and nine month periods ended March 25, 2012 were a result of the addition of management resources during fiscal 2012 to build the necessary infrastructure to continue to develop and expand the Pie Five concept.

General and Administrative Expenses

General and administrative expenses increased $0.2 million to $1.0 million, for the three month period ended March 25, 2012 compared to $0.8 million for the comparable period for the prior fiscal year primarily due to pre-opening and other operating expenses associated with the new Company-owned Pie Five restaurants.  General and administrative expenses increased $0.4 million to $3.0 million for the nine month period ended March 25, 2012 compared to $2.6 million for the comparable period for the prior fiscal year primarily due to pre-opening expenses and other operating expenses for the new Company-owned Pie Five restaurants, and legal and other expenses of approximately $67,000 relating to the Company reorganization into a holding company structure. Pre-opening expenses for the new Company-owned Pie Five restaurants were approximately $70,000 and $246,000 for the three and nine months ended March 25, 2012, respectively.

Costs Associated with Restaurant Closure

The Company closed its Plano, Texas location during the first fiscal quarter of fiscal 2011 when the initial lease term expired and recorded a $0.3 million non-recurring expense attributable to a change in estimated useful life of the equipment and leasehold improvements.

Provision for Income Tax

For the three and nine month periods ended March 25, 2012, income tax expense of $35,000 and $252,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.8 million.

Discontinued Operations

Discontinued operations include losses from a Company-owned restaurant in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three and nine month periods ended March 25, 2012 and March 27, 2011:

Three months ended March 25, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	136	1	2	135
Delco Units	30	1	3	28
Pie Five Units	4	1	-	5
Express Units	47	-	1	46
International Units	82	-	-	82
Total	299	3	6	296

Three months ended March 27, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	150	1	7	144
Delco Units	33	-	1	32
Pie Five Units	-	-	-	-
Express Units	48	-	3	45
International Units	76	1	-	77
Total	307	2	11	298

Nine months ended March 25, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	2	8	135
Delco Units	32	2	6	28
Pie Five Units	1	4	-	5
Express Units	45	2	1	46
International Units	79	4	1	82
Total	298	14	16	296

Nine months ended March 27, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	151	5	12	144
Delco Units	35	2	5	32
Pie Five Units	-	-	-	-
Express Units	49	3	7	45
International Units	77	2	2	77
Total	312	12	26	298

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

The following table sets forth a reconciliation of net income to EBITDA for the periods shown:

	Three Months Ended
	March 25,	March 27,
	2012	2011
Net Income	$52	$442
Interest Expense	38	21
Taxes	35	254
Depreciation and Amortization	269	143
EBITDA	$394	$860

	Nine Months Ended
	March 25,	March 27,
	2012	2011
Net Income	$421	$950
Interest Expense	71	49
Taxes	252	554
Depreciation and Amortization	650	689
EBITDA	$1,394	$2,242

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities was $0.9 for the nine month periods ended March 25, 2012 and March 27, 2011.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $2.2 million for the nine month period ended March 25, 2012, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $1.5 million during the same period in the prior fiscal year attributable to two Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $1.1 million for the nine month period ended March 25, 2012 compared to $0.6 million for the comparable period in the prior fiscal year.

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

The obligations of the Company under the Amended and Restated Loan Agreement are guaranteed by each of the subsidiaries of the Company and are secured by a pledge of all of the stock of such subsidiaries as well as security interests in substantially all of the assets of the Company and its subsidiaries including, but not limited to, accounts receivable, inventory and equipment.  The Amended and Restated Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide Amegy with certain financial statements, compliance statements, reports and other information.  The Amended and Restated Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  The Company is in compliance with all covenants as of the reporting date.  If an event of default occurs under the Amended and Restated Loan Agreement, Amegy may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 25, 2012 the balance on the term loan facility was $1.9 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5%.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three or nine months ending March 25, 2012.  As of March 25, 2012, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Dated:  May 9, 2012