Form 10-K
period 2012-06-24
PIZZA INN HOLDINGS, INC /MO/
filed 2012-09-24
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended June 24, 2012.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  Ö    No__

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer         Non-accelerated filer            Smaller reporting company  Ö

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___     No  Ö

As of December 25, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $26,952,191 computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 14, 2012, there were 8,020,919 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for November 15, 2012, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1.    BUSINESS.

General

Pizza Inn Holdings, Inc. and its subsidiaries (collectively referred to as the “Company” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 24, 2012, the Company operated six Company-owned Pie Five restaurants (“Pie Five Units”) and the Pizza Inn trademarked system consisted of 292 restaurants, including four Company-owned restaurants and 288 franchised restaurants.  The 211 domestic Pizza Inn restaurants were comprised of 135 buffet restaurants (“Buffet Units”), 29 delivery/carry-out restaurants (“Delco Units”) and 47 express restaurants (“Express Units”).  The 81 international Pizza Inn franchised restaurants were comprised of 19 Buffet Units, 52 Delco Units and 10 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 17%, 9% and 8%, respectively, of the total number of domestic restaurants.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “PZZI.”  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.

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

Our Concepts

We offer four restaurant concepts: Buffet Units, Delco Units and Express Units under the Pizza Inn brand, and Pie Five Units under our new Pie Five brand. Each concept is designed to offer quality meals at affordable prices with an emphasis on efficiencies in food ordering, preparation and service.  We believe that the overall configuration of each concept results in simplified operations, lower training and labor costs, increased efficiency and improved consistency and quality of our food products.  Our restaurants may be configured to adapt to a variety of building shapes and sizes, offering the flexibility necessary for our concepts to be operated at a multitude of otherwise suitable locations.

The Pizza Inn branded menu is designed to present an appealing variety of high quality pizza and side items to our customers.  Our basic buffet restaurant menu offers a variety of pizza crusts with standard toppings and special combinations of toppings.  Buffet Units also offer pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis. Delco Units typically offer the three main crusts and some combination of side items.  We believe that our focus on three main crust types creates a better brand identity among customers, improves operating efficiency and maintains food quality and consistency.  Express Units offer a limited menu of pizza and other foods and beverages.

Pie Five Units offer a variety of pizza crusts and several specialty sauce options, together with standard and specialty toppings and special combinations.  This fast casual restaurant also offers salads, desserts and beverages, including beer and wine.

Buffet Units, Delco Units and Pie Five Units feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices.  Domestically, all ingredients and toppings can be purchased from Norco.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Pizza Inn Buffet Restaurants

           Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  They are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.

The buffet is typically offered at prices from $5.49 to $6.99, and the average ticket price per meal, including a drink, was approximately $7.70 per person for fiscal year 2012.  The average per person ticket is slightly higher in restaurants offering beer and wine.

We continue to implement an updated image for our domestic Buffet Units.  The new image includes significant exterior and interior changes in signage, color schemes and dining area configuration, including the addition of a back-fed buffet bar offering an attractive and efficient presentation.  The interior features a return to colors that define our heritage, graphic accents, and updated signage and logos.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The new image has been introduced in the Company-owned Buffet Units, as well as in new franchised Buffet Units and several existing, remodeled franchise Buffet Units.

Pizza Inn Delivery/Carryout Restaurants

Delco Units offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments.  Delco Units occupy approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating.    The decor of the Delco Unit is designed to be bright and highly visible and feature neon lighted displays and awnings.  We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.

Pizza Inn Express Restaurants

Express Units serve our customers through a variety of non-traditional points of sale.  Express Units are typically located in a convenience store, food court, college campus, airport terminal, athletic facility or other commercial facility.  They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages.  An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the operator or food service licensee of the commercial host facility.  We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency.  Like Delco Units, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit.

Pie Five Fast Casual Restaurant

Pie Five Units offer counter service sales where customers can choose from a variety of high quality toppings to be placed on an individual sized pizza  crust.  The pizza is then baked in front of the customer in less than five minutes.  Pie Five Units are expected to occupy approximately 2,000 square feet and do not require gas hook-up.  Therefore, they can be operated in non-traditional locations such as shopping malls, athletic stadiums, educational and hospital facilities and retail shopping centers. The decor of a Pie Five Unit is designed to be aesthetically engaging with a modern “industrial chic” feel.

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

Development and Operations

We intend to continue our expansion domestically in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  While we plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants, we will continue to evaluate our mix of Company-owned and franchised restaurants and may strategically develop Company-owned restaurants, acquire franchised restaurants and re-franchise Company-owned restaurants.  In fiscal 2013, we intend to continue developing new Company-owned Pie Five stores while commencing domestic franchising of this concept.  Our ability to open new Company-owned Pie Five Units is largely dependent on our ability to identify and secure suitable locations, to manage and fund the development of such locations and to train and staff the restaurants.  The rate at which we will be able to expand both concepts through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We believe that our most promising development and system growth opportunities lie with experienced, well-capitalized, multi-restaurant operators.

Franchise Operations

We have adopted a franchising strategy for Pizza Inn restaurants that has two major components:  continued development within our existing market areas and new development in strategically targeted domestic territories.  We also intend to continue to seek appropriate international development opportunities.  We currently do not have any Pie Five franchisees but are presently offering to franchise this concept in compliance with franchising laws and regulations.

Franchise and development agreements. Our current forms of franchise agreements provide for the following basic terms:

	Buffet Unit	Delco Unit	Express Unit	Pie Five Unit
Development fee per unit	$-	$-	$-	$5,000
Franchise fee per unit	$25,000	$10,000	$5,000	$20,000
Initial franchise term	20 years	10 years	5 years	10 years
Renewal period	10 years	10 years	5 years	5 years
Royalty rate % of sales	4%	4%	5%	6%
Ad fund % of sales	1%	1%	-	2%
Required total ad spending % of sales	5%	5%	3.5%	5%

We have offered, to certain experienced restaurant operators, area developer rights in new and existing domestic markets.  A Pizza Inn area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, typically, agrees to a multi-restaurant development schedule and to assist us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

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

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn brands.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result from time to time in closing certain restaurants that have not achieved and maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

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

As of June 24, 2012, we operated four Buffet Units and six Pie Five Units all in the Dallas/Fort Worth, Texas metro area. We do not currently intend to operate any Delco Units or Express Units.  Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 24, 2012, there were 81 restaurants operating internationally, with 53 of those restaurants operated or sub-licensed by our master licensees in the United Arab Emirates and Saudi Arabia. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

We outsource our warehousing and distribution services to a reputable and experienced restaurant distribution company.  Under our current agreement, Roma Food Enterprises, Inc. and its affiliates (“Roma”) make deliveries to all domestic restaurants out of four of their distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  Norco provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions.  We continue to own a significant portion of the inventory warehoused and delivered by Roma, and franchisees are expected to continue to purchase such products from Norco.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased franchisee satisfaction.  Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.    Operators are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn system, including our cheese, pizza sauce, flour mixture, certain meats and spice blend.  In addition, almost all franchisees purchase other supplies from Norco.  Franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

Norco ships products and equipment to international franchisees.  Non-proprietary food and ingredients, equipment and other supplies distributed by Roma are generally available from several qualified sources.  With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers.  We contract with established food processors for the production of our proprietary products.

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

The Pizza Inn Advertising Plan (“PIAP”) is a Texas non-profit corporation that is responsible for creating and producing print advertisements, television and radio commercials and in-store promotional materials, along with related advertising services for use by its members.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP.  Nearly all of our existing franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their gross sales to PIAP.  PIAP is managed by a board of trustees comprised solely of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June 24, 2012, the Company-owned Buffet Units and substantially all of our domestic franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP.  However, they contribute up to 1% of their gross sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in PIAP.

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

Trademarks and Quality Control

We own various trademarks, including the names “Pizza Inn” and “Pie Five,” that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office.  The duration of our trademarks is unlimited, subject to periodic renewal and continued use.  In addition, we have obtained trademark registrations for our marks in several foreign countries and have periodically re-filed and applied for registration in others.  We believe that we hold the necessary rights for protection of the trademarks essential to our business.

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

Employees

As of August 31, 2012, we had 268 employees, including 39 in our corporate office and 35 full-time and 194 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.    PROPERTIES.

The Company leases its 38,130 square foot corporate office facility from Vintage Interests, L.P. pursuant to a sale-leaseback transaction with average annual lease payments of approximately $11.00 per square foot.  This lease began on December 19, 2006 and has a ten year term. In August 2011 we secured a three year term sublease at $14.50 per square foot for 18,360 square feet of the building beginning December 1, 2011.

As of June 24, 2012, the Company also operated four Buffet Units and six Pie Five Units from leased locations.  The leases cover premises from 2,021 to 4,634 square feet and have initial terms of from five to ten years, contain provisions permitting renewal for one or more specified terms at specified rental rates and average annual lease payments of $15.00 to $39.00 per square foot.

The Company has a lease for a Buffet Unit in Houston, Texas that was closed in fiscal 2008. This leased property is approximately 4,347 square feet,  has an annual rental rate of approximately $13.00 per square foot and expires in 2015.

The Company owns property in Little Elm, Texas which was previously operated as a Company-owned Delco Unit. The Company has listed the property with a broker for either sale or lease to a third party.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 31, 2012, there were approximately 1,906 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2012 or 2011.

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

	High	Low
Fiscal 2012:
Fourth Quarter Ended 6/24/2012	$4.90	$2.18
Third Quarter Ended 3/25/2012	6.50	4.21
Second Quarter Ended 12/25/2011	7.07	3.05
First Quarter Ended 9/25/2011	3.54	2.39

Fiscal 2011:
Fourth Quarter Ended 6/26/2011	$2.68	$1.96
Third Quarter Ended 3/27/2011	2.12	1.86
Second Quarter Ended 12/26/2010	2.05	1.75
First Quarter Ended 9/26/2010	2.00	1.74

Under the Company’s primary credit facility, the Company is restricted in the payment of dividends or other distributions on its common stock.  The Company did not pay any dividends on its common stock during the fiscal years ended June 24, 2012 or June 26, 2011.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors  and subject to restrictions under the Company’s primary credit facility and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 24, 2012.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”) and subject to restrictions under the Company’s primary credit facility.  Subsequent to June 24, 2012, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 24, 2012:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	486,506	$2.80	1,013,494

Equity compensation
plans not approved by
security holders	-	$-	-

Total	486,506	$2.80	1,013,494

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6.    SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

           The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See “Risks Associated with Forward-Looking Statements.”

Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company division and through agreements with third party distributors. At June 24, 2012, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	6	10

Domestic Franchise	131	29	47	-	207
International Franchise	19	52	10	-	81
Total Franchise	150	81	57	-	288

Total Units	154	81	57	6	298

The domestic restaurants were located in 16 states predominately situated in the southern half of the United States and the international restaurants were located in twelve foreign countries.

Basic and diluted income per common share decreased $0.13 to $0.04 for fiscal 2012 compared to $0.17 in the prior fiscal year.  Net income decreased $1.0 million to $0.3 million compared to $1.3 million for the prior fiscal year, on revenues of $43.0 million for both years.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal 2012 decreased 37.9%, or $1.1 million, to $1.8 million compared to $2.9 million for the prior fiscal year.

The reduction in net income from prior year is primarily due to lower revenue earned from franchising and food and supply sales and higher costs related to 1) the continued development of the Pie Five concept, 2) the corporate reorganization into a holding company structure, and 3) the expansion of franchising into China. The total costs associated with these activities were $0.7 million during the fiscal year ended June 24, 2012.

Results of operations for fiscal 2012 and 2011 each included 52 weeks.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

	Fiscal Year Ended
Franchise Stores - Total Stores	June 24,	June 26,
	2012	2011
Domestic retail sales of Buffet Units	$97,812	$101,936
Domestic retail sales of Delco Units	6,755	7,041
Domestic retail sales of Express Units	3,743	3,722
Total domestic retail sales	$108,310	$112,699

Average number of domestic Buffet Units	132	143
Average number of domestic Delco Units	29	31
Average number of domestic Express Units	46	47

	Fiscal Year Ended
	June 24,	June 26,
	2012	2011
International retail sales of Buffet Units	$3,285	$4,153
International retail sales of Delco Units	10,765	10,917
International retail sales of Express Units	2,290	2,111
Total International retail sales	$16,340	$17,181

Average number of International Buffet Units	16	17
Average number of International Delco Units	56	53
Average number of International Express Units	9	9

Total domestic chain-wide franchisee retail sales decreased $4.4 million, or 3.9%, and international chain-wide retail sales decreased $0.8 million, or 4.9% when compared to the prior year.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchise same store retail sales for the periods presented:

	Fiscal Year Ended
Franchise Stores - Comparable Stores	June 24,	June 26,
	2012	2011
Domestic retail sales of same store Buffet Units	$92,804	$93,732
Domestic retail sales of same store Delco Units	5,383	5,649
Domestic retail sales of same store Express Units	3,481	3,493
Total domestic same store retail sales	$101,668	$102,874

International retail sales of same store Buffet Units	$3,009	$3,349
International retail sales of same store Delco Units	9,402	9,627
International retail sales of same store Express Units	2,276	2,101
Total International same store retail sales	$14,687	$15,077

Domestic same store franchisee retail sales decreased $1.2 million, or 1.2% when compared to the prior year.  International same store franchisee retail sales decreased $0.4 million, or 2.6% when compared to the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. Restaurant operating cash flow is a non-GAAP financial measure that should not be viewed as an alternative or substitute for our reported results in accordance with U.S. generally accepted accounting principles (“GAAP”). The four quarters and fiscal year periods ended June 24, 2012 and June 26, 2011, each contained 13 weeks and 52 weeks, respectively.

Pie Five - Company-Owned Restaurants	Three Months Ended				Fiscal Year Ended
(in thousands, except store weeks and average data)	Sept 25,	Dec 25,	March 25,	June 24,	June 24,
	2011	2011	2012	2012	2012
Store weeks	13	29	60	77	179
Average weekly sales	17,923	11,966	12,079	12,429	12,637
Average number of units	1	2	5	6	3

Restaurant sales	233	347	725	957	2,262

Restaurant operating cash flow	65	26	105	128	324
Depreciation/amortization expense	(12)	(42)	(92)	(116)	(262)
Pre-opening costs	(12)	(164)	(70)	(19)	(265)
Allocated corporate administration and other expenses	(2)	(25)	(38)	(24)	(89)
Income (loss) from continuing operations before taxes	39	(205)	(95)	(31)	(292)

	Three Months Ended				Fiscal Year Ended
	Sept 26,	Dec 26,	March 27,	June 26,	June 26,
	2010	2010	2011	2011	2011
Store weeks	-	-	-	4	4
Average weekly sales	-	-	-	14,250	14,250
Average number of units	-	-	-	1	1

Restaurant sales	-	-	-	57	57

Restaurant operating cash flow	-	-	-	18	18
Depreciation/amortization expense	-	-	-	(5)	(5)
Pre-opening costs	-	-	-	(33)	(33)
Allocated corporate administration and other expenses	-	-	-	-	-
Income (loss) from continuing operations before taxes	-	-	-	(20)	(20)

Pizza Inn - Company-Owned Restaurants	Three Months Ended				Fiscal Year Ended
(in thousands, except store weeks and average data)	Sept 25,	Dec 25,	March 25,	June 24,	June 24,
	2011	2011	2012	2012	2012
Store weeks	62	52	52	52	218
Average weekly sales	17,065	17,481	17,776	17,654	17,491
Average number of units	5	4	4	4	4

Restaurant sales	1,058	909	928	918	3,813

Restaurant operating cash flow	57	40	52	41	190
Depreciation/amortization expense	(104)	(103)	(106)	(155)	(468)
Pre-opening costs	-	-	-	-	-
Allocated corporate administration and other expenses	(77)	(46)	(50)	(78)	(251)
Income (loss) from continuing operations before taxes	(124)	(109)	(104)	(192)	(529)

	Three Months Ended				Fiscal Year Ended
	Sept 26,	Dec 26,	March 27,	June 26,	June 26,
	2010	2010	2011	2011	2011
Store weeks	48	55	65	65	233
Average weekly sales	18,854	17,255	17,371	17,200	17,622
Average number of units	4	4	5	5	4

Restaurant sales	905	949	1,134	1,118	4,106

Restaurant operating cash flow	37	73	125	102	337
Depreciation/amortization expense	(401)	(81)	(99)	(103)	(684)
Pre-opening costs	(73)	(90)	-	-	(163)
Allocated corporate administration and other expenses	(47)	(82)	(68)	(54)	(251)
Income (loss) from continuing operations before taxes	(484)	(180)	(42)	(55)	(761)

Store weeks represent the total number of weeks Company-owned restaurants were open during the period. Average weekly sales represents the average weekly revenues earned by the Company-owned restaurants that were open during the period. Restaurant operating cash flow represents the income earned by Company-owned restaurants plus 1) depreciation and amortization, 2) pre-opening expenses, and 3) allocated corporate administration and other expenses. Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: 1) marketing and promotional expenses, 2) accrued rent, and 3) manager salaries, employee payroll and related training costs.

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

Total revenues for fiscal 2012 and for the same period in the prior fiscal year were unchanged at $43.0 million.  Revenue for these periods consisted of the following:

	June 24,	June 26,
	2012	2011
Food and supply sales	$33,253	$34,939
Franchise revenue	3,673	3,934
Restaurant sales	6,075	4,163
Total revenue	$43,001	$43,036

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2012, food and supply sales decreased to $33.3 million compared to $35.0 million for the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $4.4 million, or 3.9%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared the prior year. In addition, some of our franchisees increased their purchases of some non-proprietary items from third party food distributors.  In response, the Company has worked collaboratively with franchisees to develop new specifications for certain impacted products, which we believe should support a return to our historical levels of sales of products to franchisees relative to franchisee retail sales.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased to $3.7 million for fiscal 2012 compared to $3.9 million for the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales and lower area developer fees and franchise fees as a result of fewer new franchise store openings.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 45.9%, or $1.9 million, to $6.1 million for fiscal 2012, compared to $4.2 million for the prior fiscal year.  These increases were primarily due to the opening of three new Company-owned restaurants in fiscal 2011 and five new Company-owned restaurants during fiscal 2012, partially offset by the closing of one Company-owned restaurant in each of fiscal 2011 and 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales, increased 2.3%, or $0.8 million, to $35.8 million for fiscal 2012 compared to $35.0 million for the prior fiscal year.  The increases in costs were associated primarily with the new Company-owned restaurants and higher direct costs associated with food and supply sales as a result of increases in commodity prices, offset by lower costs due to reduced food and supply sales.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased to $2.1 million from $1.8 million in the prior fiscal year primarily due to higher payroll costs during fiscal 2012 as a result of the addition of management resources to build the necessary infrastructure to continue to develop, franchise and expand the Pie Five brand.

General and Administrative Expenses

General and administrative expenses increased $0.7 million to $4.1 million, for fiscal 2012 compared to $3.4 million for the prior fiscal year primarily due to pre-opening and other operating expenses associated with the new Company-owned Pie Five Units and legal and other expenses of approximately $67,000 relating to the Company reorganization into a holding company structure. Pre-opening expenses for the new Company-owned Pie Five Units were approximately $265,000 during fiscal 2012.

Costs Associated with Store Closure

The Company closed its Plano, Texas location during the first quarter of fiscal 2011 when the initial lease term expired and recorded a $0.3 million non-recurring expense attributable to a change in estimated useful life of the equipment and leasehold improvements.

Settlement Costs

Fiscal 2011 included a settlement payment and associated legal fees of $0.3 million.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased by $10,000 to $95,000 in fiscal 2012 compared to $85,000 in the prior year.  The Company believes that this provision and related allowance for doubtful accounts adequately reserve for outstanding receivables due from franchisees whose restaurants closed in fiscal 2012 or those that may close subsequent to June 24, 2012. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense increased $45,000 for the year ended June 24, 2012, compared to prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company-owned Pie Five Units in fiscal 2012.

Provision for Income Tax

Income tax expense decreased $0.2 million to $0.4 million and was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  The effective tax rate increased to 52.2% in fiscal 2012 from 30.4% in fiscal 2011 due primarily to higher permanent tax differences associated with the tax benefit of cancelled stock options during fiscal 2012 and the establishment of deferred tax benefits in fiscal 2011 associated with foreign income tax credits. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $0.4 million.

Discontinued Operations

Discontinued operations include losses from a leased building associated with a Company-owned restaurant in Houston, Texas that was closed during fiscal 2008.

Restaurant Openings and Closings

The following charts summarize restaurant activity for fiscal 2012 and fiscal 2011:

Fiscal year ended June 24, 2012
Domestic	Beginning of Period	Opened	Closed	End of Period
Buffet Units	141	2	8	135
Delco Units	32	3	6	29
Express Units	45	3	1	47
Pie Five Units	1	5	-	6
International Units	79	4	2	81
Total	298	17	17	298

Fiscal year ended June 26, 2011
	Beginning			End of
Domestic	of Period	Opened	Closed	Period
Buffet Units	151	6	16	141
Delco Units	35	4	7	32
Express Units	49	3	7	45
Pie Five Units	-	1	-	1
International Units	77	4	2	79
Total	312	18	32	298

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with GAAP. From time to time we disclose certain non-GAAP financial measures such as EBITDA. We believe EBITDA is useful to investors as a widely used measure of operating performance without regard to items that can vary substantially depending upon financing and accounting methods, book value of assets, capital structures and methods by which assets have been acquired. In addition, our management uses EBITDA in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. However, this non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA for the periods shown:

	Fiscal Year Ended
	June 24, 2012	June 26, 2011
Net Income	$322	$1,357
Interest Expense	110	65
Taxes	419	621
Depreciation and Amortization	946	851
EBITDA	$1,797	$2,894

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flow from operating activities and borrowings under our credit facilities.

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash provided by operations was $1.2 million in fiscal 2012 compared to $1.6 in fiscal year 2011.

The Company used cash for investing activities of approximately $2.5 million in fiscal 2012 mainly for five new Company-owned Pie Five Units. The Company used cash for investing activities of approximately $1.9 million in fiscal 2011 mainly for three new Company stores.

Cash flows from financing activities generally reflect changes in the Company's net borrowings and stock options exercised during the period. During fiscal 2012 the Company had a net increase of $0.9 million in bank debt.  During fiscal 2011, the Company had a net increase of $0.5 million in bank debt.  During fiscal 2012 the Company had proceeds from the exercise of stock options of $24,000.

Credit Facilities

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.

The Company may borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed. Proceeds from the $2.0 million term loan facility were used primarily to repay amounts borrowed under a prior credit facility with Amegy Bank National Association and the Amegy credit facility was canceled.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five Units and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.

Liquidity

We expect to fund continuing operations, planned capital expenditures and new restaurant openings for the next fiscal year from operating cash flow and amounts available under our credit facilities.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2013 fiscal year.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results could differ materially from estimates.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2012 and 2011, the Company tested its long-lived assets for impairment and determined there was no impairment.

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

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 24, 2012 and June 26, 2011, the Company had no uncertain tax positions.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 24, 2012.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	2.	The financial statement schedule filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	3.	Exhibits:

2.1
Agreement and Plan of Merger among Pizza Inn, Inc., Pizza Inn Holdings, Inc. and Pizza Inn Merger Sub, Inc. (filed as Exhibit 2.1 to Form 8-K filed September 23, 2011 and incorporated herein by reference).

		3.1	Articles of Incorporation of Pizza Inn Holdings, Inc. (filed as Exhibit 3.1 to Form 8-K filed September 23, 2011 and incorporated herein by reference).

		3.2	Bylaws of Pizza Inn Holdings, Inc. (filed as Exhibit 3.2 to Form 8-K filed September 23, 2011 and incorporated herein by reference.

10.1
2005 Non-Employee Directors Stock Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.2
2005 Employee Incentive Stock Option Award Plan of the Company and form of Stock Option Award Agreement (filed as Exhibit 10.26 to Form 10-K for the fiscal year ended June 26, 2005 and incorporated herein by reference).*

10.3
Employment Letter dated November 29, 2011, between Pizza Inn Holdings, Inc. and Jerome L. (Jerry) Trojan III (filed as Exhibit 10.1 to Form 8K filed January 24, 2012 and incorporated herein by reference).

		10.4	Employment Letter dated January 23, 2009, between Pizza Inn, Inc. and Madison Jobe (filed as Exhibit 10.1 to Form 8-K filed April 26, 2010, and incorporated herein by reference).*

10.5
Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank and Trust Company dated August 28, 2012 (filed as Exhibit 10.1 to Form 8-K filed August 30, 2012 and incorporated herein by reference).

		21.1	List of Subsidiaries.

		23.1	Consent of Independent Registered Public Accounting Firm.

		31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

		31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

		32.1	Section 1350 Certification of Principal Executive Officer.

		32.2	Section 1350 Certification of Principal Financial Officer.

		101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn Holdings, Inc.
Date: September 24, 2012	By: /s/ Clinton J. Coleman
Clinton J. Coleman
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Clinton J. Coleman	September 24, 2012
Clinton J. Coleman
President and Chief Executive Officer (Principal Executive Officer)

/s/ Jerome L. Trojan III	September 24, 2012
Jerome L. Trojan III
Chief Financial Officer (Principal Financial Officer)

/s/Mark E. Schwarz	September 24, 2012
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 24, 2012
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 24, 2012
Steven M. Johnson
Director

/s/ James K. Zielke	September 24, 2012
James K. Zielke
Director

/s/Robert B. Page	September 24, 2012
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 24, 2012
William Hammett
Director

/s/ Clinton J. Coleman	September 24, 2012
Clinton J. Coleman
Director

PIZZA INN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn Holdings, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn Holdings, Inc. as of June 24, 2012 and Pizza Inn, Inc. as of June 26, 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn Holdings, Inc. as of June 24, 2012 and Pizza Inn, Inc. as of June 26, 2011, respectively, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 14, 2012

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 24, 2012	June 26, 2011
REVENUES:	$43,001	$43,036

COSTS AND EXPENSES:
Cost of sales	35,828	35,021
Franchise expenses	2,072	1,834
General and administrative expenses	4,094	3,372
Costs associated with store closure	-	319
Settlement costs	-	300
Bad debt	95	85
Interest expense	110	65
	42,199	40,996
INCOME FROM CONTINUING
OPERATIONS BEFORE TAXES	802	2,040

Income taxes	419	621

INCOME FROM
CONTINUING OPERATIONS	383	1,419

Loss from discontinued operations, net of taxes	(61)	(62)

NET INCOME	$322	$1,357

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income from continuing operations	$0.05	$0.18
Loss from discontinued operations	$(0.01)	$(0.01)
Net income	$0.04	$0.17

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income from continuing operations	$0.05	$0.18
Loss from discontinued operations	$(0.01)	$(0.01)
Net income	$0.04	$0.17

Weighted average common shares outstanding - basic	8,017	8,011
Weighted average common shares outstanding - diluted	8,194	8,019

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 24, 2012	June 26, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$590	$949
Accounts receivable, less allowance for doubtful
accounts of $253 and $162, respectively	3,098	3,128
Inventories	1,852	1,829
Income tax receivable	431	553
Deferred income tax assets	1,078	822
Prepaid expenses and other	256	232
Total current assets	7,305	7,513

LONG-TERM ASSETS
Property, plant and equipment, net	4,794	3,196
Long-term notes receivable	27	51
Deposits and other	372	392
	$12,498	$11,152
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,562	$2,103
Accrued expenses	1,756	1,557
Deferred revenues	200	202
Bank debt	765	333
Total current liabilities	4,283	4,195

LONG-TERM LIABILITIES
Bank debt, net of current portion	977	482
Deferred tax liability	699	360
Deferred revenues, net of current portion	125	165
Deferred gain on sale of property	84	109
Other long-term liabilities	22	-
Total liabilities	6,190	5,311

COMMITMENTS AND CONTINGENCIES (See Notes F and I)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 15,140,319 and 15,130,319 shares, respectively; outstanding 8,020,919 and 8,010,919 shares, respectively	151	151
Additional paid-in capital	9,154	9,009
Retained earnings	21,639	21,317
Treasury stock at cost 7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	6,308	5,841
	$12,498	$11,152

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained		Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE, JUNE 27, 2010	8,011	$151	$8,906	$19,960	(7,119)	$(24,636)	$4,381

Stock compensation expense	-	-	103	-	-	-	103
Net income	-	-	-	1,357	-	-	1,357

BALANCE, JUNE 26, 2011	8,011	$151	$9,009	$21,317	(7,119)	$(24,636)	$5,841
Stock compensation expense	-	-	121	-	-	-	121
Stock options exercised	10	-	24	-	-	-	24
Net income	-	-	-	322	-	-	322

BALANCE, JUNE 24, 2012	8,021	$151	$9,154	$21,639	(7,119)	$(24,636)	$6,308

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 24,	June 26,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$322	$1,357
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	946	851
Provision for bad debt	91	(16)
Stock compensation expense	121	103
Deferred income taxes	83	310
Changes in operating assets and liabilities:
Notes and accounts receivable	(61)	(433)
Income tax receivable	122	(491)
Inventories	(23)	(340)
Prepaid expenses and other	(42)	(282)
Accounts payable - trade	(541)	320
Accrued expenses	154	189
Cash provided by operating activities	1,172	1,568

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(2,482)	(1,865)
Cash used for investing activities	(2,482)	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of bank debt	1,795	670
Repayments of bank debt	(868)	(185)
Proceeds from exercise of stock options	24	-

Cash provided by financing activities	951	485

Net (decrease) increase in cash and cash equivalents	(359)	188
Cash and cash equivalents, beginning of year	949	761
Cash and cash equivalents, end of year	$590	$949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$81	$65
Income taxes - net	$6	$670

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Pizza Inn Holdings, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 24, 2012, the Company operated six Company-owned Pie Fie Pizza Company restaurants (“Pie Five Units”) and the Pizza Inn trademarked system consisted of 292 restaurants, including four Company-owned restaurants and 288 franchised restaurants.  The 211 domestic Pizza Inn restaurants were comprised of 135 buffet restaurants (“Buffet Units”), 29 delivery/carry-out restaurants (“Delco Units”) and 47 express restaurants (“Express Units”).  The 81 international Pizza Inn franchised restaurants were comprised of 19 Buffet Units, 52 Delco Units and 10 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 17%, 9% and 8%, respectively, of the total number of domestic restaurants.

Principles of Consolidation:

The consolidated financial statements include the accounts of Pizza Inn Holdings, Inc. and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Reclassifications:

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

The Company closed two of its restaurants in Houston, Texas during fiscal 2007.  The results of operations for these two restaurants are reported as discontinued operations in the Consolidated Statement of Operations.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value (proceeds less cost to sell).  During the fourth quarter of fiscal 2010, the Company entered into a lease buy-out of one of these locations for $150,000 which eliminated all future obligations under this lease.  The estimated net realizable value for the remaining location remains unchanged.  This property is on the market for sub-lease.  Because we believe that the property will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

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

Long-Lived Asset Impairment Assessments:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable.  Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value.  If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.  During fiscal years 2012 and 2011, the Company tested its long-lived assets for impairment and determined there was no impairment.

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

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2012 and 2011 determined that it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.  This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows the authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 24, 2012 and June 26, 2011, the Company had no uncertain tax positions.  Federal returns for tax years 2009 through 2011 remain open for examination as of June 24, 2012.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 24, 2012 and June 26, 2011, 95% and 91%, respectively, of franchise revenue was comprised of recurring royalties.

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

At June 24, 2012, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.  The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had approximately $1.7 million in bank debt at June 24, 2012.  The fair value of bank debt approximated its carrying value at June 24, 2012.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 24, 2012 and the fiscal year ended June 26, 2011 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 24,	June 26,
	Lives	2012	2011

Equipment, furniture and fixtures	3 - 7 yrs	$3,591	$2,082
Software	5 yrs	293	263
Vehicle	2 - 3 yrs	19	19
Land	-	127	127
Building	39 years	167	167
Leasehold improvements	10 yrs or lease term, if shorter	3,520	2,577
		7,717	5,235
Less: accumulated depreciation/amortization		(2,923)	(2,039)
		$4,794	$3,196

Depreciation and amortization expense was approximately $0.9 million for each of the years ended June 24, 2012 and June 26, 2011.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 24,	June 26,
	2012	2011
Compensation	$216	$296
Accrued rent	878	719
Other	534	210
Professional fees	19	218
Insurance loss reserves	109	114

	$1,756	$1,557

NOTE D - LONG-TERM DEBT:

 On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. On October 26, 2011, the Company and Amegy entered into an Amended and Restated Loan Agreement further increasing the Company’s term loan facility and amending certain other provisions of the Loan Agreement.  On June 1, 2012, the Company and Amegy entered into a First Amendment to the Amended and Restated Loan Agreement which revised certain definitions and financial covenants contained in the Company’s credit facilities with Amegy. As amended, the Amegy credit facility provided a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $4.0 million term loan facility, in addition to $0.7 million in existing term loans.

Interest on indebtedness from time to time outstanding under the revolving credit facility was computed at the greater of Amegy’s prime rate or 5% and was payable monthly.  A commitment fee of 0.25% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Interest on each term loan accrued at  the greater of 6% or Amegy’s prime rate plus 1%. A fee of 0.5% of the total term loan facility was paid at closing.

The Company was in compliance with all covenants as of June 24, 2012. As of June 24, 2012 the balance on the term loan facility was $1.7 million with an interest rate of 6% and the balance on the revolving credit facility was zero with an interest rate of 5% and the Company had an outstanding letter of credit of $0.2 million.  As of June 24, 2012, the outstanding principal balance of the Amegy term loan facility was payable as follows (in thousands):

Bank
Debt

2013	$765
2014	580
2015	397
$1,742

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.

The Company may borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed. Proceeds from the F&M Loan Agreement were used to repay amounts borrowed under the Amegy credit facility and the Amegy credit facility was canceled.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five Units and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended
	June 24,	June 26,
	2012	2011
Current - Federal	$310	$267
Current - State	26	40
Deferred - Federal	67	287
Deferred - State	16	27
Provision for income taxes	$419	$621

Included in loss from discontinued operations is $32,000 of tax benefit for each of the fiscal years ended June 24, 2012 and June 26, 2011.

The effective income tax rate varied from the statutory rate for the years ended June 24, 2012 and June 26, 2011 as reflected below (in thousands):

	June 24,	June 26,
	2012	2011
Federal income taxes based on 34%
of pre-tax income	$269	$667
State income tax, net of federal effect	28	44
Permanent adjustments	127	84
Foreign tax credits	-	(45)
Other	(5)	(129)
	$419	$621

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 24,	June 26,
	2012	2011
Current
Reserve for bad debt	$88	$58
Deferred fees	62	67
Other reserves and accruals	625	668
Credit carryforwards	26	29
Net operating loss carryforwards	277	-
	1,078	822
Non Current
Depreciable assets	(699)	(360)

Total gross deferred tax asset	379	462

Valuation allowance	-	-

Net deferred tax asset	$379	$462

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

In fiscal 2007, the Company sold its corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas to Vintage Interests, L.P. (“Vintage”), and entered into  a ten-year lease agreement with Vintage for the corporate office building.

Future minimum rental payments under non-cancelable leases, net of subleases, with initial or remaining terms of one year or more at June 24, 2012 were as follows (in thousands):

Operating
Leases

2013	$1,378
2014	1,410
2015	1,425
2016	1,373
2017	924
Thereafter	1,704
$8,214

Rental expense consisted of the following (in thousands):

	Year Ended
	June 24,	June 26,
	2012	2011

Minimum rentals	$1,041	$820
Sublease rentals	(136)	-
	$905	$820

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”).  The current plan is a modified continuation of a similar savings plan established by the Company in 1985.  Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations.  Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation.  Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral.  The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401(k) of the Code.

For the years ended June 24, 2012 and June 26, 2011, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $33,000 for each period.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2012 fiscal year, options to purchase 117,032 shares were granted under the 2005 Employee Plan.  As of June 24, 2012, there were 872,000 shares available to be granted under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year up to 40,000 shares per year, are automatically granted to each non-employee director on the first day of each fiscal year.  Options are granted at market value of the stock on the first day of each fiscal year, with vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan.  During the 2012 fiscal year, 52,000 options were granted under the 2005 Directors Plan, all of which were outstanding at June 24, 2012.  As of June 24, 2012, there were 141,494 shares available under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 24, 2012		June 26, 2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	604,036	$2.30	565,510	$2.37

Granted	169,032	$4.22	63,526	$1.84
Exercised	(10,000)	$2.45
Forfeited/Canceled/Expired	(276,562)	$2.39	(25,000)	$2.85

Outstanding at end of year	486,506	$2.80	604,036	$2.30

Exercisable at end of year	319,528	$2.23	407,921	$2.32

Weighted-average fair value of
options granted during the year		$1.90		$1.87

Total intrinsic value of
options exercised		$38,320		$-

At June 24, 2012, the total intrinsic value of options outstanding was $0.4 million and options exercisable was $0.3 million.

The following table provides information on options outstanding and options exercisable as of June 24, 2012:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 24, 2012	Life (Years)	Exercise Price	at June 24, 2012	Exercise Price

$1.55 - 1.95	158,506	7.28	$1.88	140,528	$1.89
$1.96 - 2.35	145,000	6.08	$2.29	139,000	$2.30
$2.36 - 2.75	52,000	9.00	$2.71	-	N/A
$2.76 - 3.30	56,000	6.49	$3.17	40,000	$3.17
$5.51	75,000	9.36	$5.51	-	N/A
	486,506	7.34	$2.80	319,528	$2.23

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 24,	June 26,
Fiscal Years Ended	2012	2011

Expected life (in years)	5.8	5.8
Expected volatility	46.2%	44.4%
Risk-free interest rate	1.3%	2.0%
Expected forfeiture rate	17.3%	16.7%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 24, 2012, the Company had unvested options to purchase 166,978 shares with a weighted average grant date fair value of $1.87.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.2 million at June 24, 2012.  The weighted average remaining requisite service period of the unvested awards was 17.4 months.  Stock compensation expense of $0.1 million was recognized in each of fiscal years 2012 and 2011.

NOTE I - COMMITMENTS AND CONTINGENCIES:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  As of June 24, 2012, there were 848,425 shares available to repurchase under the plan.

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

	Year Ended
	June 24,	June 26,
	2012	2011
Income from continuing operations	$383	$1,419
Discontinued operations	(61)	(62)
Net income available to common stockholders	$322	$1,357

BASIC:
Weighted average common shares	8,017	8,011

Income from continuing operations per share	$0.05	$0.18
Discontinued operations per common share	(0.01)	(0.01)
Net income per common share	$0.04	$0.17

DILUTED:
Weighted average common shares	8,017	8,011
Stock options	177	8
Weighted average common shares outstanding	8,194	8,019

Income from continuing operations per share	$0.05	$0.18
Discontinued operations per common share	(0.01)	(0.01)
Net income per common share	$0.04	$0.17

At June 24, 2012, options to purchase 75,000 shares of common stock at an exercise price of $5.51 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.  At June 26, 2011, options to purchase 425,000 shares of common stock at exercise prices ranging from $2.00 to $3.17 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares during the year.

NOTE K– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Franchising and Food and Supply Distribution, and (2) Company-owned Restaurants.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

The Franchising and Food and Supply Distribution segment establishes franchisees and franchise territorial rights and sells and distributes proprietary and non-proprietary food and other items to franchisees. Revenue for this segment is derived from the sale of distributed products and franchise royalties, franchise fees and sale of area development and foreign master license rights. Assets for this segment include equipment, furniture and fixtures.

The Company-owned Restaurant segment includes sales and operating results for all Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Corporate administration and other assets primarily include the deferred tax asset, cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the years ended June 24, 2012 and June 26, 2011 (in thousands):

	Year Ended
	June 24,	June 26,
	2012	2011
Net sales and operating revenues:
Franchising and food and supply distribution	$36,926	$38,873
Company-owned restaurants (1)	6,075	4,163
Consolidated revenues	$43,001	$43,036

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants (1)	730	689
Combined	730	689
Corporate administration and other	216	162
Depreciation and amortization	$946	$851

Income (Loss) from continuing operations before taxes
Franchising and food and supply distribution (2)	$3,184	$4,484
Company-owned restaurants (1) (2)	(821)	(781)
Combined	2,363	3,703
Corporate administration and other (2)	(1,561)	(1,663)
Income from continuing operations before taxes	$802	$2,040

Capital Expenditures:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants	1,996	1,606
Corporate administration	486	259
Combined Capital Expenditures	$2,482	$1,865

Assets:
Franchising and food and supply distribution	$5,025	$6,069
Company-owned restaurants	4,733	3,151
Corporate administration	2,740	1,932
Combined capital expenditures	$12,498	$11,152

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$41,955	$41,900
Foreign countries	1,046	1,136
Consolidated total	$43,001	$43,036