Form 10-Q
period 2012-09-23
PIZZA INN HOLDINGS, INC /MO/
filed 2012-11-07
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 23, 2012

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

As of November 2, 2012, 8,020,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 23,	September 25,
	2012	2011

REVENUES:	$10,438	$11,147

COSTS AND EXPENSES:
Cost of sales	8,792	9,250
General and administrative expenses	1,005	895
Franchise expenses	501	452
Pre-opening expenses	79	12
Bad debt	45	15
Interest expense	104	16
	10,526	10,640

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(88)	507
Income taxes	(45)	178
(LOSS) INCOME FROM CONTINUING OPERATIONS	(43)	329

Loss from discontinued operations, net of taxes	(15)	(16)
NET (LOSS) INCOME	$(58)	$313

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
(Loss) Income from continuing operations	$(0.01)	$0.04
Loss from discontinued operations	-	-
Net (loss) income	$(0.01)	$0.04

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

(Loss) Income from continuing operations	$(0.01)	$0.04
Loss from discontinued operations	-	-
Net (loss) income	$(0.01)	$0.04

Weighted average common shares outstanding - basic	8,021	8,011

Weighted average common and
potential dilutive common shares outstanding	8,113	8,128

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 23,	June 24,
ASSETS	2012 (unaudited)	2012

CURRENT ASSETS
Cash and cash equivalents	$1,157	$590
Accounts receivable, less allowance for bad debts
of $297 and $253, respectively	2,878	3,098
Inventories	1,780	1,852
Income tax receivable	431	431
Deferred income tax assets	1,295	1,078
Prepaid expenses and other	394	256
Total current assets	7,935	7,305

LONG-TERM ASSETS
Property, plant and equipment, net	4,907	4,794
Long-term notes receivable	53	27
Deposits and other	218	372
	$13,113	$12,498
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,447	$1,562
Accrued expenses	1,833	1,756
Deferred revenues	143	200
Bank debt	465	765
Total current liabilities	3,888	4,283

LONG-TERM LIABILITIES
Bank debt, net of current portion	1,835	977
Deferred tax liability	873	699
Deferred revenues, net of current portion	116	125
Deferred gain on sale of property	78	84
Other long-term liabilities	28	22
Total liabilities	6,818	6,190

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,140,319 and 15,140,319 shares, respectively;
outstanding 8,020,919 and 8,020,919 shares, respectively	151	151
Additional paid-in capital	9,199	9,154
Retained earnings	21,581	21,639
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	6,295	6,308
	$13,113	$12,498

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 23,	September 25,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(58)	$313
Adjustments to reconcile net (loss) income to
cash provided by operating activities:
Depreciation and amortization	291	176
Stock compensation expense	45	42
Deferred tax	(43)	18
Provision for bad debts	44	15
Changes in operating assets and liabilities:
Notes and accounts receivable	176	(17)
Inventories	72	(55)
Accounts payable - trade	(115)	(244)
Accrued expenses	77	(20)
Deferred revenue	(72)	-
Prepaid expenses and other	(14)	(109)
Cash provided by operating activities	403	119

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(394)	(115)
Cash used by investing activities	(394)	(115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of bank debt	2,560	-
Repayments of bank debt	(2,002)	(83)
Cash provided (used) by financing activities	558	(83)

Net increase (decrease) in cash and cash equivalents	567	(79)
Cash and cash equivalents, beginning of period	590	949
Cash and cash equivalents, end of period	$1,157	$870

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$33	$12

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn Holdings, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

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

Fiscal Quarters
The three month periods ended September 23, 2012 and September 25, 2011, each contained 13 weeks.

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

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 23, 2012, the total outstanding borrowings under the F&M Loan Agreement were $2.3 million. As of September 23, 2012, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.7 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of September 23, 2012, up to an additional 848,425 shares could be purchased under the plan.

The Company is subject to various claims and legal actions in the ordinary course of its business.  The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company’s annual results of operations, cash flows or financial condition if decided in a manner that is unfavorable to the Company.

 (4)         Stock-Based Compensation

 For the quarter ended September 23, 2012, the Company recognized stock-based compensation expense of $45,000.  As of September 23, 2012, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 23, 2012	September 25, 2011

Outstanding at beginning of year	486,506	604,036

Granted	110,000	76,432
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	596,506	680,468

Exercisable at end of period	374,106	501,702

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 23, 2012		September 25, 2011
	Diluted	Basic	Diluted	Basic

Income from continuing operations	$(43)	$(43)	$329	$329
Discontinued operations	(15)	(15)	(16)	(16)
Net income available to common stockholders	$(58)	$(58)	$313	$313

Weighted average common shares	8,021	8,021	8,011	8,011
Dilutive stock options	92	-	117	-
Average common shares outstanding	8,113	8,021	8,128	8,011

Income from continuing operations per share	$(0.01)	$(0.01)	$0.04	$0.04
Discontinued operations loss per common share	-	-	-	-
Net income per common share	$(0.01)	$(0.01)	$0.04	$0.04

For the three months ended September 23, 2012, options to purchase 206,000 shares of common stock at exercise prices ranging from $3.11 to $5.51 were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the period. For the three months ended September 25, 2011, options to purchase 40,000 shares of common stock at an exercise price of $3.17 were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the period.

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

(7)           Income Taxes

For the three month period ended September 23, 2012, income tax benefit of $45,000 was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.3 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three months ended September 23, 2012 and September 25, 2011 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
	September 23,	September 25,
	2012	2011
Revenue:
Franchising and food and supply distribution	$8,612	$9,856
Company-owned restaurants (1)	1,826	1,291
Consolidated revenues	$10,438	$11,147

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants (1)	224	116
Combined	224	116
Corporate administration and other	67	60
Depreciation and amortization	$291	$176

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$676	$1,016
Company-owned restaurants (1) (2)	(262)	(106)
Combined	414	910
Corporate administration and other (2)	(502)	(403)
Operating income (loss)	$(88)	$507

Geographic information (revenues):
United States	$10,132	$10,901
Foreign countries	306	246
Consolidated total	$10,438	$11,147

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 24, 2012, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 24, 2012.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At September 23, 2012, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	7	11

Domestic Franchise	126	30	46	-	202
International Franchise	23	52	10	-	85
Total Franchise	149	82	56	-	287

Total Units	153	82	56	7	298

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 33%, 18%, 9% and 8%, respectively, of the total number of domestic restaurants.  International restaurants are located in twelve foreign countries.

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

           Basic and diluted income per common share decreased $0.05 to a loss of $0.01 for the three month period ended September 23, 2012 compared to income of $0.04 in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended September 23, 2012 of $58,000 compared to net income of $0.3 million for the comparable period in the prior fiscal year, on revenues of $10.4 million for the three month period ended September 23, 2012 compared to $11.1 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three month period ended September 23, 2012 decreased 57.2%, or $0.4 million, to $0.3 million compared to $0.7 million for the comparable period in the prior fiscal year.

The reduction in net income from prior year is primarily due to lower revenue earned from franchising and food and supply sales and higher costs related to the continued development of the Pie Five concept. The total increased costs associated with the Pie Five development were approximately $0.2 million for the three months ended September 23, 2012.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

Franchise Stores - Total Stores	Three Months Ended
(in thousands, except average data)	September 23,	September 25,
	2012	2011
Domestic retail sales of Buffet Units	$22,891	$25,375
Domestic retail sales of Delco Units	1,705	1,816
Domestic retail sales of Express Units	859	917
Total domestic retail sales	$25,455	$28,108

Average number of domestic Buffet Units	127	135
Average number of domestic Delco Units	29	31
Average number of domestic Express Units	46	45

	Three Months Ended
	September 23,	September 25,
	2012	2011
International retail sales of Buffet Units	$1,431	$751
International retail sales of Delco Units	2,461	2,629
International retail sales of Express Units	290	521
Total International retail sales	$4,182	$3,901

Average number of International Buffet Units	16	11
Average number of International Delco Units	47	49
Average number of International Express Units	8	8

Total domestic chain-wide franchisee retail sales decreased $2.7 million, or 9.4%, and international chain-wide retail sales increased $0.3 million, or 7.2%, for the three months ended September 23, 2012 when compared to the same period of the prior year.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchisee same store retail sales for the periods presented:

Franchise Stores - Comparable Stores	Three Months Ended
(in thousands)	September 23,	September 25,
	2012	2011
Domestic retail sales of same store Buffet Units	$22,037	$23,616
Domestic retail sales of same store Delco Units	1,487	1,590
Domestic retail sales of same store Express Units	759	855
Total domestic same store retail sales	$24,283	$26,061

International retail sales of same store Buffet Units	$728	$902
International retail sales of same store Delco Units	2,461	2,564
International retail sales of same store Express Units	278	368
Total International same store retail sales	$3,467	$3,834

Domestic same store franchisee retail sales decreased $1.8 million, or 6.8%, for the three months ended September 23, 2012 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $0.4 million, or 9.6% for the three months ended September 23, 2012 when compared to the same period of the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. These non-GAAP financial measures should not be viewed as an alternative or substitute for our reported GAAP results. The three month period ended September 23, 2012 and September 25, 2011, each contained 13 weeks. All amounts are in thousands except the store weeks, average weekly sales and the average number of units.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 23,	September 25,
	2012	2011
Store weeks	82	13
Average weekly sales	11,725	17,923
Average number of units	6	1

Restaurant sales	962	233

Restaurant operating cash flow	62	65
Depreciation/amortization expense	(122)	(12)
Pre-opening expenses	(79)	(12)
Allocated corporate administration and other expenses	(26)	(23)
(Loss) income from continuing operations before taxes	(165)	18

Pizza Inn - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 23,	September 25,
	2012	2011
Store weeks	52	62
Average weekly sales	16,559	17,065
Average number of units	4	5

Restaurant sales	864	1,058

Restaurant operating cash flow	36	57
Depreciation/amortization expense	(102)	(104)
Pre-opening expenses	-	-
Allocated corporate administration and other expenses	(31)	(77)
Loss from continuing operations before taxes	(97)	(124)

Store weeks represent the total number of weeks Company-owned restaurants were open during the period. Average weekly sales represents the average weekly revenues earned by the Company-owned restaurants that were open during the period. Restaurant operating cash flow represents the income earned by Company-owned restaurants plus (1) depreciation and amortization, (2) pre-opening expenses, and (3) allocated corporate administration and other expenses. Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Revenues

Revenues are derived from (1) sales of food, paper products and supplies from Norco to franchisees, (2) franchise royalties and franchise fees, and (3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee chain-wide retail sales, which are impacted by changes in same store sales and restaurant count, and the products sold to franchisees through Norco rather than through third-party food distributors.

Total revenues for the three month period ended September 23, 2012 and for the same period in the prior fiscal year were $10.4 million and $11.1 million, respectively.  Revenue consisted of the following:

	Three Months Ended
	September 23,	September 25,
	2012	2011
Food and supply sales	$7,710	$8,907
Franchise revenue	902	949
Restaurant sales	1,826	1,291
Total revenue	$10,438	$11,147

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 23, 2012, food and supply sales decreased to $7.7 million compared to $8.9 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $2.7 million, or 9.4%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared to the prior year. In addition, the average volume of products sold to franchisees has decreased disproportionally from the decrease in franchisee retail sales as a result of some of our franchisees increasing their purchases of certain non-proprietary items from third party food distributors and a 13.9% decrease in the price of cheese compared to the same period in the prior year.

Franchise Revenue

 Franchise revenue, which includes income from domestic and international royalties and license fees, decreased by $47,000 for the three month period ended September 23, 2012 compared to the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 41.4%, or $0.5 million, to $1.8 million for the three month period ended September 23, 2012, compared to $1.3 million for the comparable period in the prior year.  This increase was primarily due to the opening of five new Company-owned restaurants in fiscal 2012 and one new Company-owned restaurant during the three months ended September 23, 2012, partially offset by the closing of one Company-owned Delco restaurant in the first fiscal quarter of 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, decreased 5.0%, or $0.5 million, to $8.8 million for the three month period ended September 23, 2012 compared to $9.3 million for the comparable period for the prior fiscal year.  The decreases in costs were the direct result of lower food and paper product sales and decreased cheese costs partially offset by higher costs associated primarily with new Company-owned restaurants.

General and Administrative Expenses

General and administrative expenses increased $0.1 million to $1.0 million for the three month period ended September 23, 2012 compared to $0.9 million for the comparable period for the prior fiscal year primarily due to additional operating expenses associated with the new Company-owned Pie Five Units and $0.1 million of recruiting fees incurred for the Company’s search for a new Chief Executive Officer. Included in the prior year period expenses were approximately $0.1 million of legal fees incurred relating to the Company reorganization into a holding company structure.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $49,000 for the three month period ended September 23, 2012, when compared to the comparable period in the prior fiscal year primarily due to higher payroll and franchise marketing expenses associated with the Company’s Pie Five franchising efforts and higher expenses associated with development and testing of a pipeline of new menu items.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses increased $67,000 for the three month period ended September 23, 2012, compared to the prior year comparable period due to the opening of one new Pie Five Unit during the current year period and another Pie Five Unit opened in October 2012.

Interest Expense

Interest expense increased $0.1 million to for the three month period ended September 23, 2012, compared to the same period of the prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company-owned Pie Five Units in fiscal 2012 and to the write-off of capitalized loan origination costs during the three months ended September 23, 2012 as a result of the refinancing of the Company’s bank credit facilities.

Provision for Income Tax

For the three month period ended September 23, 2012, an income tax benefit of $45,000 was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.3 million.

Discontinued Operations

Discontinued operations include losses from a Company-owned restaurant in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month periods ended September 23, 2012 and September 25, 2011:

Three months ended September 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	135	-	5	130
Delco Units	29	1	-	30
Express Units	47	-	1	46
Pie Five Units	6	1	-	7
International Units	81	4	-	85
Total	298	6	6	298

Three months ended September 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	1	1	141
Delco Units	32	1	2	31
Express Units	45	-	-	45
Pie Five Units	1	-	-	1
International Units	79	2	1	80
Total	298	4	4	298

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

The following table sets forth a reconciliation of net income to EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 23,	September 25,
	2012	2011
Net (loss) income	$(58)	$313
Interest expense	104	16
Taxes	(45)	178
Depreciation and amortization	291	176
EBITDA	$292	$683

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $0.3 million to $0.4 million for the three month period ended September 23, 2012 compared to $0.1 million for the three months ended September 25, 2011. This increase was primarily due to a decrease of approximately $0.6 million in cash invested in working capital in the current year period when compared to the prior year period which was partially offset by a decrease in net income adjusted for noncash items of approximately $0.3 million in the current year period when compared to the prior year period.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.4 million for the three month period ended September 23, 2012, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area, a new phone system and upgrades to existing Company stores.  This compares to cash used by investing activities of $0.1 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.6 million for the three month period ended September 23, 2012 compared to net cash used of $0.1 million for the comparable period in the prior fiscal year.

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

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of September 23, 2012, the total outstanding borrowings under the F&M Loan Agreement were $2.3 million. As of September 23, 2012, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.7 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

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

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 23, 2012 and September 25, 2011, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 23, 2012.  As of September 23, 2012, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

10.1
Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated August 28, 2012 (filed as Exhibit 10.1 to Form 8-K filed on August 30, 2012 and incorporated herein by reference).

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

PIZZA INN HOLDINGS, INC.
(Registrant)

By:	/s/ Clinton J. Coleman
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer
(Principal Financial Officer)

Dated:  November 7, 2012