Form 10-Q
period 2012-12-23
PIZZA INN HOLDINGS, INC /MO/
filed 2013-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 23, 2012

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

As of February 6, 2013, 8,020,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011

REVENUES:	$10,548	$10,336	$20,986	$21,483

COSTS AND EXPENSES:
Cost of sales	8,875	8,611	17,667	17,861
General and administrative expenses	1,153	898	2,158	1,793
Franchise expenses	566	521	1,067	973
Pre-opening expenses	85	164	164	176
Bad debt	45	15	90	30
Interest expense	35	17	139	33
	10,759	10,226	21,285	20,866

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(211)	110	(299)	617
Income tax (benefit) expense	(103)	39	(148)	217
(LOSS) INCOME FROM CONTINUING OPERATIONS	(108)	71	(151)	400

Loss from discontinued operations, net of taxes	(12)	(15)	(27)	(31)
NET (LOSS) INCOME	$(120)	$56	$(178)	$369

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
(Loss) Income from continuing operations	$(0.01)	$0.01	$(0.02)	$0.05
Loss from discontinued operations	-	-	-	-
Net (loss) income	$(0.01)	$0.01	$(0.02)	$0.05

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

(Loss) Income from continuing operations	$(0.01)	$0.01	$(0.02)	$0.05
Loss from discontinued operations	-	-	-	-
Net (loss) income	$(0.01)	$0.01	$(0.02)	$0.05

Weighted average common shares outstanding - basic	8,021	8,013	8,021	8,012

Weighted average common and
potential dilutive common shares outstanding	8,184	8,362	8,172	8,292

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 23,	June 24,
ASSETS	2012 (unaudited)	2012

CURRENT ASSETS
Cash and cash equivalents	$534	$590
Accounts receivable, less allowance for bad debts
of $252 and $253, respectively	3,303	3,098
Inventories	1,531	1,852
Income tax receivable	429	431
Deferred income tax assets	1,070	1,078
Prepaid expenses and other	436	256
Total current assets	7,303	7,305

LONG-TERM ASSETS
Property, plant and equipment, net	5,520	4,794
Long-term notes receivable	115	27
Deposits and other	216	372
	$13,154	$12,498
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,422	$1,562
Accrued expenses	1,856	1,756
Deferred revenues	128	200
Bank debt	556	765
Total current liabilities	3,962	4,283

LONG-TERM LIABILITIES
Bank debt, net of current portion	2,219	977
Deferred tax liability	553	699
Deferred revenues, net of current portion	107	125
Deferred gain on sale of property	71	84
Other long-term liabilities	22	22
Total liabilities	6,934	6,190

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,140,319;
outstanding 8,020,919	151	151
Additional paid-in capital	9,244	9,154
Retained earnings	21,461	21,639
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	6,220	6,308
	$13,154	$12,498

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 23,	December 25,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(178)	$369
Adjustments to reconcile net (loss) income to
cash provided by operating activities:
Depreciation and amortization	627	389
Stock compensation expense	90	73
Deferred tax	(138)	39
Provision for bad debts	1	30
Changes in operating assets and liabilities:
Notes and accounts receivable	(319)	(282)
Inventories	321	105
Accounts payable - trade	(140)	(8)
Accrued expenses	100	(169)
Deferred revenue	(103)	(78)
Prepaid expenses and other	(26)	(283)
Cash provided by operating activities	235	185

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,324)	(1,222)
Cash used by investing activities	(1,324)	(1,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	23
Borrowings of bank debt	3,160	741
Repayments of bank debt	(2,127)	(167)
Cash provided by financing activities	1,033	597

Net decrease in cash and cash equivalents	(56)	(440)
Cash and cash equivalents, beginning of period	590	949
Cash and cash equivalents, end of period	$534	$509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$141	$32
Income taxes - net	-	57

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

Fiscal Quarters
The three month periods ended December 23, 2012 and December 25, 2011, each contained 13 weeks.  The six month periods ended December 23, 2012 and December 25, 2011, each contained 26 weeks.

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

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. On October 26, 2011, the Company and Amegy entered into an Amended and Restated Loan Agreement further increasing the Company’s term loan facility and amending certain other provisions of the Loan Agreement.  On June 1, 2012, the Company and Amegy entered into a First Amendment to the Amended and Restated Loan Agreement which revised certain definitions and financial covenants contained in the Company’s credit facilities with Amegy. As amended, the Amegy credit facility ultimately consisted of a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $4.0 million term loan facility, in addition to $0.7 million in existing term loans.

Interest on indebtedness from time to time outstanding under the Amegy revolving credit facility was computed at the greater of Amegy’s prime rate or 5% and was payable monthly.  A commitment fee of 0.25% per annum was payable quarterly on the average unused portion of the revolving credit facility. Interest on each term loan accrued at the greater of 6% or Amegy’s prime rate plus 1%. A fee of 0.5% of the total term loan facility was paid at closing.

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

The Company may borrow, repay and reborrow under the F&M revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed. Proceeds from the F&M Loan Agreement were used to repay amounts borrowed under the Amegy credit facility and the Amegy credit facility was canceled.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five restaurants and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 23, 2012, the total outstanding borrowings under the F&M Loan Agreement were $2.8 million. As of December 23, 2012, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.1 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 23, 2012, up to an additional 848,425 shares could be purchased under the plan.

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

 (4)         Stock-Based Compensation

For the three months and six months ended December 23, 2012, the Company recognized stock-based compensation expense of $45,000 and $90,000, respectively.  As of December 23, 2012, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 23, 2012	December 25, 2011

Outstanding at beginning of year	486,506	604,036

Granted	414,800	94,032
Exercised	-	(10,000)
Forfeited/Canceled/Expired	-	(15,000)

Outstanding at end of period	901,306	673,068

Exercisable at end of period	380,706	511,702

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	December 23, 2012		December 25, 2011
	Diluted	Basic	Diluted	Basic

(Loss) income from continuing operations	$(108)	$(108)	$71	$71
Discontinued operations	(12)	(12)	(15)	(15)
Net (loss) income available to common stockholders	$(120)	$(120)	$56	$56

Weighted average common shares	8,021	8,021	8,013	8,013
Dilutive stock options	163	-	349	-
Average common shares outstanding	8,184	8,021	8,362	8,013

(Loss) income from continuing operations per share	$(0.01)	$(0.01)	$0.01	$0.01
Discontinued operations loss per common share	-	-	-	-
Net (loss) income available to common stockholders	$(0.01)	$(0.01)	$0.01	$0.01

	Six Months Ended
	December 23, 2012		December 25, 2011
	Diluted	Basic	Diluted	Basic

(Loss) income from continuing operations	$(151)	$(151)	$400	$400
Discontinued operations	(27)	(27)	(31)	(31)
Net (loss) income available to common stockholders	$(178)	$(178)	$369	$369

Weighted average common shares	8,021	8,021	8,012	8,012
Dilutive stock options	151	-	280	-
Average common shares outstanding	8,172	8,021	8,292	8,012

(Loss) income from continuing operations per share	$(0.02)	$(0.02)	$0.05	$0.05
Discontinued operations loss per common share	-	-	-	-
Net (loss) income available to common stockholders	$(0.02)	$(0.02)	$0.05	$0.05

For the three and six months ended December 23, 2012, options to purchase 206,000 shares of common stock at exercise prices ranging from $3.11 to $5.51 were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the period.

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

(7)           Income Taxes

For the three and six months ended December 23, 2012, income tax benefit of $103,000 and $148,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.1 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three and six months ended December 23, 2012 and December 25, 2011 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	September 23,	September 25,	December 23,	December 25,
	2012	2011	2012	2011
Revenue:
Franchising and food and supply distribution	$8,591	$9,080	$17,203	$18,936
Company-owned restaurants (1)	1,957	1,256	3,783	2,547
Consolidated revenues	$10,548	$10,336	$20,986	$21,483

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-	$-	$-
Company-owned restaurants (1)	259	145	483	261
Combined	259	145	483	261
Corporate administration and other	67	61	144	128
Depreciation and amortization	$326	$206	$627	$389

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$605	$695	$1,281	$1,711
Company-owned restaurants (1) (2)	(337)	(314)	(599)	(420)
Combined	268	381	682	1,291
Corporate administration and other (2)	(479)	(271)	(981)	(674)
Operating income (loss)	$(211)	$110	$(299)	$617

Geographic information (revenues):
United States	$10,298	$10,020	$20,430	$20,921
Foreign countries	250	316	556	562
Consolidated total	$10,548	$10,336	$20,986	$21,483

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

The Company operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At December 23, 2012, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	8	12

Domestic Franchise	122	31	45	-	198
International Franchise	20	51	9	-	80
Total Franchise	142	82	54	-	278

Total Units	146	82	54	8	290

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 17%, 9% and 8%, respectively, of the total number of domestic restaurants.  International restaurants are located in twelve foreign countries.

On September 25, 2011, we completed a corporate reorganization creating a holding company structure. The reorganization was implemented through an agreement and plan of merger under Section 351.448 of The General Corporation Law of the State of Missouri, which did not require a vote of the shareholders. As a result of the reorganization, the previous parent company, Pizza Inn, Inc., is now a wholly owned subsidiary of the new parent company, Pizza Inn Holdings, Inc.  In the reorganization, each issued and outstanding share of common stock of Pizza Inn, Inc. was converted into a share of common stock of the Company, with the same designations, rights, qualifications, powers, preferences, qualifications, limitations and restrictions, and without any action being required on the part of holders of shares of Pizza Inn, Inc. common stock or any exchange of stock certificates. Shares of the Company’s common stock were substituted for the shares of common stock of Pizza Inn, Inc. listed on the NASDAQ Capital Market and continue to trade under the same “PZZI” symbol but with a new CUSIP Number (725846109).

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

           Basic and diluted income per common share decreased $0.02 to a loss of $0.01 for the three month period ended December 23, 2012 compared to income of $0.01 in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended December 23, 2012 of $0.1 million compared to net income of $0.1 million for the comparable period in the prior fiscal year, on revenues of $10.5 million for the three month period ended December 23, 2012 compared to $10.3 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three month period ended December 23, 2012 decreased 56.6%, or $0.2 million, to $0.1 million compared to $0.3 million for the comparable period in the prior fiscal year.

The reduction in net income from prior year is primarily due to lower revenue earned from franchising and food and supply sales, and higher costs related to the continued development of the Pie Five concept.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

Franchise Stores - Total Stores	Three Months Ended		Six Months Ended
(in thousands, except average data)	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Domestic retail sales of Buffet Units	$21,387	$23,495	$44,278	$48,871
Domestic retail sales of Delco Units	1,606	1,651	3,257	3,403
Domestic retail sales of Express Units	840	969	1,753	1,950

Total domestic retail sales	$23,833	$26,115	$49,288	$54,224

Average number of domestic Buffet Units	122	133	125	134
Average number of domestic Delco Units	29	29	29	30
Average number of domestic Express Units	47	47	47	46

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
International retail sales of Buffet Units	$1,337	$873	$2,499	$1,624
International retail sales of Delco Units	4,258	2,766	7,553	5,395
International retail sales of Express Units	291	643	557	1,164
Total International retail sales	$5,886	$4,282	$10,609	$8,183

Average number of International Buffet Units	15	13	15	13
Average number of International Delco Units	53	48	53	48
Average number of International Express Units	8	8	8	8

Total domestic chain-wide franchisee retail sales decreased $2.3 million, or 8.7%, and international chain-wide retail sales increased $1.6 million, or 37.5%, for the three months ended December 23, 2012 when compared to the same period of the prior year.  Total domestic chain-wide franchisee retail sales decreased $4.9 million, or 9.1%, and international chain-wide retail sales increased $2.4 million, or 29.6%, for the six months ended December 23, 2012 when compared to the same period of the prior year.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchisee same store retail sales for the periods presented:

Franchise Stores - Comparable Stores	Three Months Ended		Six Months Ended
(in thousands)	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Domestic retail sales of same store Buffet Units	$19,753	$20,632	$40,390	$42,678
Domestic retail sales of same store Delco Units	1,296	1,365	2,617	2,768
Domestic retail sales of same store Express Units	777	869	1,581	1,780
Total domestic same store retail sales	$21,826	$22,866	$44,588	$47,226

International retail sales of same store Buffet Units	$876	$755	$1,604	$1,657
International retail sales of same store Delco Units	3,051	2,701	5,512	5,265
International retail sales of same store Express Units	274	490	552	848
Total International same store retail sales	$4,201	$3,946	$7,668	$7,770

Domestic same store franchisee retail sales decreased $1.0 million, or 4.5%, for the three months ended December 23, 2012 when compared to the same period of the prior year.  International same store franchisee retail sales increased $0.3 million, or 6.5% for the three months ended December 23, 2012 when compared to the same period of the prior year.  Domestic same store franchisee retail sales decreased $2.6 million, or 5.6%, for the six months ended December 23, 2012 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $0.1 million, or 1.3% for the six months ended December 23, 2012 when compared to the same period of the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. These non-GAAP financial measures should not be viewed as an alternative or substitute for our reported GAAP results. The three and six month periods ended December 23, 2012 and December 25, 2011, each contained 13 weeks and 26 weeks, respectively. All amounts are in thousands except the store weeks, average weekly sales and the average number of units.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Store weeks	101	29	183	42
Average weekly sales	11,408	11,966	11,553	13,810
Average number of units	8	2	7	2

Restaurant sales	1,152	347	2,114	580

Restaurant operating cash flow	95	26	157	91
Depreciation/amortization expense	(157)	(42)	(279)	(54)
Pre-opening expenses	(85)	(164)	(164)	(176)
Allocated corporate administration and other expenses	(51)	(25)	(77)	(48)
(Loss) income from continuing operations before taxes	(198)	(205)	(363)	(187)

Pizza Inn - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Store weeks	52	52	104	114
Average weekly sales	15,483	17,481	16,047	17,259
Average number of units	4	4	4	4

Restaurant sales	805	909	1,669	1,967

Restaurant operating cash flow	1	40	37	97
Depreciation/amortization expense	(102)	(103)	(204)	(207)
Pre-opening expenses	-	-	-	-
Allocated corporate administration and other expenses	(38)	(46)	(69)	(123)
Loss from continuing operations before taxes	(139)	(109)	(236)	(233)

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

Total revenues for the three month period ended December 23, 2012 and for the same period in the prior fiscal year were $10.5 million and $10.3 million, respectively.  Total revenues for the six month period ended December 23, 2012 and for the same period in the prior fiscal year were $21.0 million and $21.5 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Food and supply sales	$7,701	$8,137	$15,411	$17,044
Franchise revenue	890	943	1,792	1,892
Restaurant sales	1,957	1,256	3,783	2,547
Total reveune	$10,548	$10,336	$20,986	$21,483

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended December 23, 2012, food and supply sales decreased to $7.7 million compared to $8.1 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $2.3 million, or 8.7%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared to the prior year. For the six month period ended December 23, 2012, food and supply sales decreased to $15.4 million compared to $17.0 million during the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $4.9 million, or 9.1%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared to the prior year.

Franchise Revenue

 Franchise revenue, which includes income from domestic and international royalties and license fees, decreased by $53,000 for the three month period ended December 23, 2012 compared to the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales.  Franchise revenue decreased by $100,000 for the six month period ended December 23, 2012 compared to the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales offset by slightly higher domestic license fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 55.8%, or $0.7 million, to $2.0 million for the three month period ended December 23, 2012, compared to $1.3 million for the comparable period in the prior year.  Restaurant sales increased 48.5%, or $1.2 million, to $3.8 million for the six month period ended December 23, 2012, compared to $2.5 million for the comparable period in the prior year.  These increases were primarily due to the opening of five new Company-owned restaurants in fiscal 2012 and two new Company-owned restaurant during the six months ended December 23, 2012, partially offset by the closing of one Company-owned Delco restaurant in the first quarter of fiscal 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased 3.1%, or $0.3 million, to $8.9 million for the three month period ended December 23, 2012 compared to $8.6 million for the comparable period for the prior fiscal year.  The increases in costs were primarily the result of higher costs associated with new Company-owned restaurants.  Cost of sales decreased 1.1%, or $0.2 million, to $17.7 million for the six month period ended December 23, 2012 compared to $17.9 million for the comparable period for the prior fiscal year, due primarily to the decrease in food and supply sales during the current period when compared to the prior year.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $1.2 million for the three month period ended December 23, 2012 compared to $0.9 million for the comparable period for the prior fiscal year primarily due to additional operating expenses associated with the new Company-owned Pie Five Units and $0.1 million of recruiting fees incurred for the Company’s search for the new Chief Executive Officer and the Vice President of Operations for  Pie Five. General and administrative expenses increased $0.4 million to $2.2 million for the six month period ended December 23, 2012 compared to $1.8 million for the comparable period for the prior fiscal year. Included in the current year expenses were approximately $0.2 million of recruiting fees and additional operating expenses associated with the new Company-owned Pie Five Units.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $45,000 for the three month period ended December 23, 2012, when compared to the comparable period in the prior fiscal year.  These expenses increased $94,000 for the six month period ended December 23, 2012, when compared to the comparable period in the prior fiscal year.  The increases were primarily due to higher payroll and franchise marketing expenses associated with the Company’s Pie Five franchising efforts and higher expenses associated with development and testing of a pipeline of new menu items.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses decreased $79,000 for the three month period ended December 23, 2012, compared to the prior year comparable period due to the opening of one new Pie Five Unit in the current year period compared with three new Pie Five Units opened in the prior year period.  Pre-opening expenses decreased $12,000 for the six month period ended December 23, 2012, compared to the prior year due to the opening of two new Pie Five Units in the current year period compared with three new Pie Five Units opened in the prior year period.

Bad Debt Expense

Bad debt expense increased $30,000 for the three month period ended December 23, 2012 and $60,000 for the six month period ended December 23, 2012 compared to the same periods of the prior year due to increased accruals to the allowance for bad debts associated with increased risk of collecting receivables from franchisees experiencing decreased retail sales. The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.

Interest Expense

Interest expense increased $18,000 for the three month period ended December 23, 2012 and $106,000 for the six month period ended December 23, 2012 compared to the same periods of the prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company-owned Pie Five Units in fiscal 2012 and to the write-off of capitalized loan origination costs during the three months ended September 23, 2012 as a result of the refinancing of the Company’s bank credit facilities.

Provision for Income Tax

For the three month and six month periods ended December 23, 2012, an income tax benefit of $103,000 and $148,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.1 million.

Discontinued Operations

Discontinued operations include losses from a Company-owned restaurant in Houston, Texas closed during the quarter ended September 23, 2007.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three and six month periods ended December 23, 2012 and December 25, 2011, respectively:

Three months ended December 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	130	-	4	126
Delco Units	30	1	-	31
Express Units	46	-	1	45
Pie Five Units	7	1	-	8
International Units	85	1	6	80
Total	298	3	11	290

Three months ended December 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	-	5	136
Delco Units	31	-	1	30
Express Units	45	2	-	47
Pie Five Units	1	3	-	4
International Units	80	2	-	82
Total	298	7	6	299

Six months ended December 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	135	-	9	126
Delco Units	29	2	-	31
Express Units	47	-	2	45
Pie Five Units	6	2	-	8
International Units	81	5	6	80
Total	298	9	17	290

Six months ended December 25, 2011

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	1	6	136
Delco Units	32	1	3	30
Express Units	45	2	-	47
Pie Five Units	1	3	-	4
International Units	79	4	1	82
Total	298	11	10	299

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

The following table sets forth a reconciliation of net income to EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 23,	December 25,	December 23,	December 25,
	2012	2011	2012	2011
Net (loss) income	$(120)	$56	$(178)	$369
Interest expense	35	17	139	33
Taxes	(103)	39	(148)	217
Depreciation and amortization	326	206	627	389
EBITDA	$138	$318	$440	$1,008

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $50,000 to $235,000 for the six month period ended December 23, 2012 compared to $185,000 for the six months ended December 25, 2011. This increase was primarily due to a decrease of approximately $0.5 million in cash invested in working capital in the current year period when compared to the prior year period substantially offset by a decrease in net income adjusted for noncash items of approximately $0.5 million in the current year period when compared to the prior year period.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.3 million for the six month period ended December 23, 2012, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area, a new phone system and upgrades to existing Company stores.  This compares to cash used by investing activities of $1.2 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $1.0 million for the six month period ended December 23, 2012 compared to net cash provided of $0.6 million for the comparable period in the prior fiscal year.

On January 11, 2010, the Company entered into a Loan Agreement with Amegy Bank National Association (“Amegy”) providing for a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $1.0 million term loan facility.  On January 10, 2011, the Company and Amegy entered into a First Amendment to Loan Agreement increasing the Company's term loan facility and amending certain other provisions of the Loan Agreement. On October 26, 2011, the Company and Amegy entered into an Amended and Restated Loan Agreement further increasing the Company’s term loan facility and amending certain other provisions of the Loan Agreement.  On June 1, 2012, the Company and Amegy entered into a First Amendment to the Amended and Restated Loan Agreement which revised certain definitions and financial covenants contained in the Company’s credit facilities with Amegy. As amended, the Amegy credit facility ultimately consisted of a $2.0 million revolving credit facility (with a $250 thousand letter of credit subfacility) and a $4.0 million term loan facility, in addition to $0.7 million in existing term loans.

Interest on indebtedness from time to time outstanding under the Amegy revolving credit facility was computed at the greater of Amegy’s prime rate or 5% and was payable monthly.  A commitment fee of 0.25% per annum was payable quarterly on the average unused portion of the revolving credit facility. Interest on each term loan accrued at the greater of 6% or Amegy’s prime rate plus 1%. A fee of 0.5% of the total term loan facility was paid at closing.

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

The Company may borrow, repay and reborrow under the F&M revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed. Proceeds from the F&M Loan Agreement were used to repay amounts borrowed under the Amegy credit facility and the Amegy credit facility was canceled.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five restaurants and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of December 23, 2012, the total outstanding borrowings under the F&M Loan Agreement were $2.8 million. As of December 23, 2012, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.1 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending December 23, 2012.  As of December 23, 2012, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

3.2	By-laws (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

10.1	Employment Letter dated November 8, 2012, between Pizza Inn Holdings, Inc. and Randall Gier (filed as Exhibit 10.1 to Form 8-K filed on November 15, 2012 and incorporated herein by reference).

10.2	Incentive Stock Option Award Agreement dated November 8, 2012, between Pizza Inn Holdings, Inc. and Randall E. Gier (filed as Exhibit 10.2 to Form 8-K filed on November 15, 2012 and incorporated herein by reference).

10.3	Non-Qualified Stock Option Award Agreement dated November 8, 2012, between Pizza Inn Holdings, Inc. and Randall E. Gier (filed as Exhibit 10.3 to Form 8-K filed on November 15, 2012 and incorporated herein by reference).

10.4	Non-Qualified Stock Option Award Agreement dated November 8, 2012, between Pizza Inn Holdings, Inc. and Randall E. Gier (filed as Exhibit 10.4 to Form 8-K filed on November 15, 2012 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN HOLDINGS, INC.
(Registrant)

By:	/s/ Randall E. Gier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jerome L. Trojan III
Jerome L. Trojan III
Chief Financial Officer
(Principal Financial Officer)

Dated:  February 6, 2013