Form 10-Q
period 2013-03-24
PIZZA INN HOLDINGS, INC /MO/
filed 2013-05-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2013

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

As of May 3, 2013 8,020,919 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012

REVENUES:	$9,781	$10,646	$30,767	$32,129

COSTS AND EXPENSES:
Cost of sales	8,460	8,863	26,127	26,724
General and administrative expenses	840	946	2,995	2,740
Franchise expenses	608	592	1,675	1,565
Pre-opening expenses	82	70	249	246
Bad debt	45	35	135	65
Interest expense	58	38	197	71
	10,093	10,544	31,378	31,411

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	(312)	102	(611)	718
Income tax (benefit) expense	(22)	35	(170)	252
(LOSS) INCOME FROM CONTINUING OPERATIONS	(290)	67	(441)	466

Loss from discontinued operations, net of taxes	(100)	(15)	(127)	(45)
NET (LOSS) INCOME	$(390)	$52	$(568)	$421

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
(Loss) Income from continuing operations	$(0.04)	$0.01	$(0.05)	$0.06
Loss from discontinued operations	(0.01)	-	(0.02)	(0.01)
Net (loss) income	$(0.05)	$0.01	$(0.07)	$0.05

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

(Loss) Income from continuing operations	$(0.04)	$0.01	$(0.05)	$0.06
Loss from discontinued operations	(0.01)	-	(0.02)	(0.01)
Net (loss) income	$(0.05)	$0.01	$(0.07)	$0.05

Weighted average common shares outstanding - basic	8,021	8,021	8,021	8,015

Weighted average common and
potential dilutive common shares outstanding	8,267	8,385	8,198	8,322

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 24,	June 24,
ASSETS	2013 (unaudited)	2012

CURRENT ASSETS
Cash and cash equivalents	$815	$590
Accounts receivable, less allowance for bad debts
of $297 and $253, respectively	3,314	3,098
Inventories	1,522	1,852
Income tax receivable	343	431
Deferred income tax assets	1,005	1,078
Prepaid expenses and other	484	256
Total current assets	7,483	7,305

LONG-TERM ASSETS
Property, plant and equipment, net	5,116	4,794
Long-term notes receivable	115	27
Deposits and other	112	372
	$12,826	$12,498
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,541	$1,562
Accrued expenses	1,885	1,756
Deferred revenues	306	200
Bank debt	556	765
Total current liabilities	4,288	4,283

LONG-TERM LIABILITIES
Bank debt, net of current portion	2,094	977
Deferred tax liability	383	699
Deferred revenues, net of current portion	99	125
Deferred gain on sale of property	65	84
Other long-term liabilities	22	22
Total liabilities	6,951	6,190

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,140,319; outstanding 8,020,919	151	151
Additional paid-in capital	9,289	9,154
Retained earnings	21,071	21,639
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	5,875	6,308
	$12,826	$12,498

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 24,	March 25,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(568)	$421
Adjustments to reconcile net (loss) income to
cash provided by operating activities:
Depreciation and amortization	958	663
Loss on the sale of assets	129	-
Stock compensation expense	135	104
Deferred tax	(243)	46
Provision for bad debts	44	65
Changes in operating assets and liabilities:
Notes and accounts receivable	(172)	(394)
Inventories	330	140
Accounts payable - trade	(21)	(2)
Accrued expenses	129	76
Deferred revenue	61	(60)
Prepaid expenses and other	(102)	(175)
Cash provided by operating activities	680	884

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	184	-
Capital expenditures	(1,547)	(2,208)
Cash used by investing activities	(1,363)	(2,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	23
Borrowings of bank debt	3,160	1,795
Repayments of bank debt	(2,252)	(749)
Cash provided by financing activities	908	1,069

Net increase (decrease) in cash and cash equivalents	225	(255)
Cash and cash equivalents, beginning of period	590	949
Cash and cash equivalents, end of period	$815	$694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS (RECEIPTS) FOR:

Interest	$248	$55
Income taxes - net	(84)	37

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn Holdings, Inc. and its subsidiaries (collectively, the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2012.

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

Fiscal Quarters
The three month periods ended March 24, 2013 and March 25, 2012, each contained 13 weeks.  The nine month periods ended March 24, 2013 and March 25, 2012, each contained 39 weeks.

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

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 24, 2013, the total outstanding borrowings under the F&M Loan Agreement were $2.7 million. As of March 24, 2013, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.1 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of March 24, 2013, up to an additional 848,425 shares could be purchased under the plan.

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

 (4)         Stock-Based Compensation

For the three months and nine months ended March 24, 2013, the Company recognized stock-based compensation expense of $45,000 and $135,000, respectively.  As of March 24, 2013, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 24, 2013	March 25, 2012

Outstanding at beginning of year	486,506	604,036

Granted	464,800	169,032
Exercised	-	(10,000)
Forfeited/Canceled/Expired	-	(15,000)

Outstanding at end of period	951,306	748,068

Exercisable at end of period	391,939	518,024

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	March 24, 2013		March 25, 2012
	Diluted	Basic	Diluted	Basic

(Loss) income from continuing operations	$(290)	$(290)	$67	$67
Discontinued operations	(100)	(100)	(15)	(15)
Net (loss) income available to common stockholders	$(390)	$(390)	$52	$52

Weighted average common shares	8,021	8,021	8,021	8,021
Dilutive stock options	246	-	364	-
Average common shares outstanding	8,267	8,021	8,385	8,021

(Loss) income from continuing operations per share	$(0.04)	$(0.04)	$0.01	$0.01
Discontinued operations loss per common share	(0.01)	(0.01)	-	-
Net (loss) income available to common stockholders	$(0.05)	$(0.05)	$0.01	$0.01

	Nine Months Ended
	March 24, 2013		March 25, 2012
	Diluted	Basic	Diluted	Basic

(Loss) income from continuing operations	$(441)	$(441)	$466	$466
Discontinued operations	(127)	(127)	(45)	(45)
Net (loss) income available to common stockholders	$(568)	$(568)	$421	$421

Weighted average common shares	8,021	8,021	8,015	8,015
Dilutive stock options	177	-	307	-
Average common shares outstanding	8,198	8,021	8,322	8,015

(Loss) income from continuing operations per share	$(0.05)	$(0.05)	$0.06	$0.06
Discontinued operations loss per common share	(0.02)	(0.02)	(0.01)	(0.01)
Net (loss) income available to common stockholders	$(0.07)	$(0.07)	$0.05	$0.05

For the three and nine months ended March 24, 2013, options to purchase 100,000 and 165,000 shares of common stock, respectively, at exercise prices ranging from $3.81 to $5.51 and from $3.17 to $5.51, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the periods.  For the three and nine months ended March 25, 2012, options to purchase 75,000 shares of common stock at an exercise price of $5.51 were excluded from the computation of diluted EPS for the same reason.

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

Loss from discontinued operations includes a $0.1 million loss, net of taxes, during the three and nine months ended March 24, 2013 from the sale of a former Company-owned restaurant property in Little Elm, Texas. Loss from discontinued operations also reflects costs associated with a former Company-owned restaurant in Houston, Texas that was closed during the quarter ended September 23, 2007. This property is on the market for sub-lease. Because we believe that the property will sub-lease at or above the contracted lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

(7)           Income Taxes

For the three and nine months ended March 24, 2013, income tax benefit of $22,000 and $170,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax assets of $1.0 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three and nine months ended March 24, 2013 and March 25, 2012 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Revenue:
Franchising and food and supply distribution	$7,719	$8,993	$24,922	$27,929
Company-owned restaurants (1)	2,062	1,653	5,845	4,200
Consolidated revenues	$9,781	$10,646	$30,767	$32,129

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-	$-	$-
Company-owned restaurants (1)	279	198	762	459
Combined	279	198	762	459
Corporate administration and other	61	71	205	191
Depreciation and amortization	$340	$269	$967	$650

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$245	$692	$1,526	$2,456
Company-owned restaurants (1) (2)	(357)	(199)	(956)	(598)
Combined	(112)	493	570	1,858
Corporate administration and other (2)	(200)	(391)	(1,181)	(1,140)
Operating income (loss)	$(312)	$102	$(611)	$718

Geographic information (revenues):
United States	$9,509	$10,424	$29,939	$31,312
Foreign countries	272	222	828	817
Consolidated total	$9,781	$10,646	$30,767	$32,129

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

Pizza Inn Holdings, Inc. (together with its subsidiaries, the “Company”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At March 24, 2013, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	9	13

Domestic Franchise	116	32	41	-	189
International Franchise	20	51	9	-	80
Total Franchise	136	83	50	-	269

Total Units	140	83	50	9	282

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 37%, 16%, 9% and 8%, respectively, of the total number of domestic restaurants.  International restaurants are located in twelve foreign countries.

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

           Basic and diluted income per common share decreased $0.05 to a loss of $0.04 for the three month period ended March 24, 2013 compared to income of $0.01 in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended March 24, 2013 of $0.4 million compared to net income of $0.1 million for the comparable period in the prior fiscal year. Revenues were $9.8 million for the three month period ended March 24, 2013 compared to $10.6 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from continuing operations for the three month period ended March 24, 2013 decreased $0.3 million, or 79.0%, to $0.1 million compared to $0.4 million for the comparable period in the prior fiscal year.

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

Franchise Stores - Total Stores	Three Months Ended		Nine Months Ended
(in thousands, except average data)	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Domestic retail sales of Buffet Units	$20,809	$24,471	$65,087	$73,348
Domestic retail sales of Delco Units	1,573	1,592	4,830	5,120
Domestic retail sales of Express Units	675	960	2,428	2,785

Total domestic retail sales	$23,057	$27,023	$72,345	$81,253

Average number of domestic Buffet Units	114	130	121	133
Average number of domestic Delco Units	31	27	29	29
Average number of domestic Express Units	42	46	45	46

	Three Months Ended		Nine Months Ended
	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
International retail sales of Buffet Units	$2,154	$822	$4,653	$2,447
International retail sales of Delco Units	2,992	2,685	10,545	8,079
International retail sales of Express Units	261	591	818	1,755
Total International retail sales	$5,407	$4,098	$16,016	$12,281

Average number of International Buffet Units	20	13	20	12
Average number of International Delco Units	48	49	49	49
Average number of International Express Units	8	8	8	8

Total domestic chain-wide franchisee retail sales decreased $4.0 million, or 14.7%, and international chain-wide retail sales increased $1.3 million, or 31.9%, for the three months ended March 24, 2013 when compared to the same period of the prior year.  Total domestic chain-wide franchisee retail sales decreased $8.9 million, or 11.0%, and international chain-wide retail sales increased $3.7 million, or 30.4%, for the nine months ended March 24, 2013 when compared to the same period of the prior year.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchisee same store retail sales for the periods presented:

Franchise Stores - Comparable Stores	Three Months Ended		Nine Months Ended
(in thousands)	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Domestic retail sales of same store Buffet Units	$20,468	$22,117	$60,644	$64,505
Domestic retail sales of same store Delco Units	1,253	1,395	3,921	4,217
Domestic retail sales of same store Express Units	635	815	1,893	2,184
Total domestic same store retail sales	$22,356	$24,327	$66,458	$70,906

International retail sales of same store Buffet Units	$994	$822	$2,950	$2,444
International retail sales of same store Delco Units	2,900	2,620	8,572	7,885
International retail sales of same store Express Units	261	445	810	1,313
Total International same store retail sales	$4,155	$3,887	$12,332	$11,642

Domestic same store franchisee retail sales decreased $2.0 million, or 8.1%, for the three months ended March 24, 2013 when compared to the same period of the prior year.  International same store franchisee retail sales increased $0.3 million, or 6.9% for the three months ended March 24, 2013 when compared to the same period of the prior year.  Domestic same store franchisee retail sales decreased $4.4 million, or 6.3%, for the nine months ended March 24, 2013 when compared to the same period of the prior year.  International same store franchisee retail sales increased $0.7 million, or 5.9% for the nine months ended March 24, 2013 when compared to the same period of the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. These non-GAAP financial measures should not be viewed as an alternative or substitute for our reported GAAP results. The three and nine month periods ended March 24, 2013 and March 25, 2012, each contained 13 weeks and 39 weeks, respectively. All amounts are in thousands except the store weeks, average weekly sales and the average number of units.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Store weeks	113	60	296	102
Average weekly sales	11,283	12,079	11,449	12,768
Average number of units	9	5	8	3

Restaurant sales	1,275	725	3,389	1,305

Restaurant operating cash flow	121	105	278	196
Depreciation/amortization expense	(176)	(92)	(455)	(146)
Pre-opening expenses	(82)	(70)	(246)	(246)
Allocated corporate administration and other expenses	(47)	(38)	(124)	(65)
Loss from continuing operations before taxes	(184)	(95)	(547)	(261)

Pizza Inn - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Store weeks	52	52	156	166
Average weekly sales	15,145	17,776	15,746	17,398
Average number of units	4	4	4	4

Restaurant sales	787	928	2,456	2,895

Restaurant operating cash flow	(29)	52	8	149
Depreciation/amortization expense	(103)	(106)	(307)	(313)
Pre-opening expenses	-	-	-	-
Allocated corporate administration and other expenses	(41)	(50)	(110)	(173)
Loss from continuing operations before taxes	(173)	(104)	(409)	(337)

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

Total revenues for the three month period ended March 24, 2013 and for the same period in the prior fiscal year were $9.8 million and $10.6 million, respectively.  Total revenues for the nine month period ended March 24, 2013 and for the same period in the prior fiscal year were $30.8 million and $32.1 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Nine Months Ended
	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Food and supply sales	$6,893	$8,111	$22,304	$25,155
Franchise revenue	826	882	2,618	2,774
Restaurant sales	2,062	1,653	5,845	4,200
Total reveune	$9,781	$10,646	$30,767	$32,129

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 24, 2013, food and supply sales decreased to $6.9 million compared to $8.1 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $4.0 million, or 14.7%, decrease in domestic franchisee retail sales primarily attributable to the combined affect of a reduction in the average number of stores open and a decrease in same store sales in the current year when compared to the prior year. For the nine month period ended March 24, 2013, food and supply sales decreased to $22.3 million compared to $25.2 million during the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of an $8.9 million, or 11.0%, decrease in domestic franchisee retail sales primarily attributable to the combined affect of a reduction in the average number of stores open and a decrease in same store sales in the current year when compared to the prior year.

Franchise Revenue

 Franchise revenue, which includes income from domestic and international royalties and license fees, decreased by $56,000 for the three month period ended March 24, 2013 compared to the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales.  Franchise revenue decreased by $156,000 for the nine month period ended March 24, 2013 compared to the same period in the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales partially offset by slightly higher domestic license fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 24.7%, or $0.4 million, to $2.1 million for the three month period ended March 24, 2013, compared to $1.7 million for the comparable period in the prior year.  Restaurant sales increased 39.2%, or $1.6 million, to $5.8 million for the nine month period ended March 24, 2013, compared to $4.2 million for the comparable period in the prior year.  These increases were primarily due to the opening of five new Company-owned restaurants in fiscal 2012 and two new Company-owned restaurant during the nine months ended March 24, 2013, partially offset by the closing of one Company-owned Delco unit in the first quarter of fiscal 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, decreased 4.5%, or $0.4 million, to $8.5 million for the three month period ended March 24, 2013 compared to $8.9 million for the comparable period for the prior fiscal year.  The decreases in costs were primarily the result of lower food and supply sales.  Cost of sales decreased 2.2%, or $0.6 million, to $26.1 million for the nine month period ended March 24, 2013 compared to $26.7 million for the comparable period for the prior fiscal year, due primarily to the decrease in food and supply sales during the current period when compared to the prior year.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million to $0.8 million for the three month period ended March 24, 2013 compared to $0.9 million for the comparable period for the prior fiscal year primarily due to lower discretionary bonuses. General and administrative expenses increased $0.3 million to $3.0 million for the nine month period ended March 24, 2013 compared to $2.7 million for the comparable period for the prior fiscal year. Included in the current year expenses were approximately $0.2 million of recruiting fees and additional operating expenses associated with the new Company-owned Pie Five Units.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $16,000 for the three month period ended March 24, 2013, when compared to the comparable period in the prior fiscal year.  These expenses increased $0.1 million for the nine month period ended March 24, 2013, when compared to the comparable period in the prior fiscal year.  The increases were primarily due to higher payroll and franchise marketing expenses associated with the Company’s Pie Five franchising efforts and higher expenses associated with development and testing of a pipeline of new menu items.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses increased $12,000 for the three month period ended March 24, 2013, compared to the prior year comparable period.  Pre-opening expenses increased $3,000 for the nine month period ended March 24, 2013, compared to the prior year.

Bad Debt Expense

Bad debt expense increased $10,000 for the three month period ended March 24, 2013 and $70,000 for the nine month period ended March 24, 2013 compared to the same periods of the prior year due to increased accruals to the allowance for bad debts associated with increased risk of collecting receivables from franchisees experiencing decreased retail sales. The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.

Interest Expense

Interest expense increased $20,000 for the three month period ended March 24, 2013 and $126,000 for the nine month period ended March 24, 2013 compared to the same periods of the prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company-owned Pie Five Units periodically during fiscal 2013 and fiscal 2012, as well as to the write-off of capitalized loan origination costs during the three months ended September 23, 2012 as a result of the refinancing of the Company’s bank credit facilities.

Provision for Income Tax

For the three month and nine month periods ended March 24, 2013, an income tax benefit of $22,000 and $170,000, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the deferred tax assets of $1.0 million.

Discontinued Operations

Discontinued operations include losses from a Company-owned restaurant in Houston, Texas closed during the quarter ended September 23, 2007 and a $0.1 million loss, net of taxes, during the three and nine months ended March 24, 2013 from the sale of a former Company-owned restaurant property in Little Elm, Texas.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three and nine month periods ended March 24, 2013 and March 25, 2012, respectively:

Three months ended March 24, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	126	-	6	120
Delco Units	31	2	1	32
Express Units	45	-	4	41
Pie Five Units	8	1	-	9
International Units	80	-	-	80
Total	290	3	11	282

Three months ended March 25, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	136	1	2	135
Delco Units	30	1	3	28
Express Units	47	-	1	46
Pie Five Units	4	1	-	5
International Units	82	-	-	82
Total	299	3	6	296

Nine months ended March 24, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	135	-	15	120
Delco Units	29	4	1	32
Express Units	47	-	6	41
Pie Five Units	6	3	-	9
International Units	81	5	6	80
Total	298	12	28	282

Nine months ended March 25, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	141	2	8	135
Delco Units	32	2	6	28
Express Units	45	2	1	46
Pie Five Units	1	4	-	5
International Units	79	4	1	82
Total	298	14	16	296

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with U.S. generally accepted accounting principles ("GAAP").  From time to time we disclose certain non-GAAP financial measures such as the EBITDA from continuing operations presented below.  We believe EBITDA from continuing operations is useful to investors as a widely used measure of operating performance without regard to items that can vary substantially depending upon financing and accounting methods, book value of assets, capital structures, methods by which assets have been acquired and discontinued operations. In addition, our management uses EBITDA from continuing operations in evaluating the effectiveness of our business strategies and for planning and budgeting purposes.  However, this non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to EBITDA from continuing operations for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 24,	March 25,	March 24,	March 25,
	2013	2012	2013	2012
Net (loss) income	$(390)	$52	$(568)	$421
Interest expense	58	38	197	71
Taxes	(22)	35	(170)	252
Depreciation and amortization	340	269	958	663
Loss from discontinued operations, net of taxes	100	15	127	45
EBITDA from continuing operations	$86	$409	$544	$1,452

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and our credit facilities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items and changes in working capital.  Cash provided by operating activities decreased $0.2 million to $0.7 million for the nine month period ended March 24, 2013 compared to $0.9 million for the nine months ended March 25, 2012. This decrease was primarily due to a decrease in net income adjusted for noncash items of $0.8 million in the current year period when compared to the prior year period, substantially offset by a decrease of $0.6 million in cash invested in working capital in the current year when compared to the prior year period.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  For the nine month period ended March 24, 2013, the Company received $0.2 million in net proceeds from the sale of a former Company-owned restaurant property in Little Elm, Texas and used cash of approximately $1.6 million primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area, a new phone system and upgrades to existing Company stores.  This compares to cash used by investing activities of $2.2 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities primarily reflect changes in the Company's borrowings during the period.  Net cash provided by financing activities was $0.9 million for the nine month period ended March 24, 2013 compared to net cash provided of $1.1 million for the comparable period in the prior fiscal year.

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

As security for the credit facilities, the Company has pledged substantially all of its assets including, but not limited to, accounts receivable, inventory and equipment.  The F&M Loan Agreement contains various affirmative covenants which, among other things, require the Company to provide F&M with certain financial statements, compliance statements, reports and other information. The F&M Loan Agreement also contains various negative covenants which, among other things, require the Company to maintain certain financial ratios and restrict the ability of the Company to engage in certain activities.  If an event of default occurs under the F&M Loan Agreement and any cure periods have expired, F&M may terminate all commitments under the credit facilities and declare all unpaid principal, interest and other amounts owing under the credit facilities to be immediately due and payable.  As of March 24, 2013, the total outstanding borrowings under the F&M Loan Agreement were $2.7 million. As of March 24, 2013, the Company had additional borrowing availability of $1.8 million under the revolving credit facility and $5.1 million under the advancing term loan facility, subject to the terms and conditions of the F&M Loan Agreement.

Management believes the cash on hand combined with cash from operations and available credit facilities is sufficient to fund operations at the current level for the next 12 months. However, additional capital may be required to maintain or accelerate the recent pace of development of new Company-owned Pie Five Units.

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

On June 25, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  FIN 48 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 24, 2013 and June 24, 2012, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending March 24, 2013.  As of March 24, 2013, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation (filed as Exhibit 3.1 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

3.2	By-laws (filed as Exhibit 3.2 to Form 8-K filed on September 23, 2011 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Dated:  May 8, 2013