Form 10-K
period 2013-06-30
PIZZA INN HOLDINGS, INC /MO/
filed 2013-09-26
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]              Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended June 30, 2013
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

Securities registered pursuant to Section 12(g) of the Act:                                                                                                None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __ No  Ö

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  Ö
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_Ö_  No__

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer         Non-accelerated filer            Smaller reporting company  Ö

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___     No  Ö

As of December 23, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16.7 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 18, 2013, there were 8,438,684 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for November 13, 2013, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1.  BUSINESS.

General

Pizza Inn Holdings, Inc. and its subsidiaries (collectively referred to as the “Company” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 30, 2013, we owned and operated 14 restaurants comprised of 10 Pie Five restaurants (“Pie Five Units”) and four Pizza Inn buffet restaurants (“Buffet Units”).  As of that date we also had one franchised Pie Five Unit and 261 franchised Pizza Inn restaurants.  The 180 domestic franchised Pizza Inn restaurants were comprised of 110 Buffet Units, 27 delivery/carry-out restaurants (“Delco Units”) and 43 express restaurants (“Express Units”).  The 81 international franchised Pizza Inn restaurants were comprised of 21 Buffet Units, 51 Delco Units and 9 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 16%, 10% and 7%, respectively, of the total number of domestic restaurants.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “PZZI.”  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.  In November 2012, we signed our first franchise development agreement for Pie Five.

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

Our Concepts

We operate and franchise restaurant concepts under two distinct brands: Pizza Inn and Pie Five.

Pizza Inn

We operate Buffet Units, Delco Units and Express Units under the Pizza Inn brand.  Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made from a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

           Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The buffet is typically offered at prices from $5.49 to $7.49, and the average ticket price, including a drink, was approximately $7.85 per person for fiscal year 2013.  The average per person ticket is slightly higher in restaurants offering beer and wine.

Delco Units offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments.  Delco Units typically offer a variety of crusts and some combination of side items.  Delco Units occupy approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating.    The decor of the Delco Unit is designed to be bright and highly visible and feature neon lighted displays and awnings.  We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service.

Express Units serve our customers through a variety of non-traditional points of sale.  Express Units are typically located in a convenience store, food court, college campus, airport terminal, travel plaza, athletic facility or other commercial facility.  They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages.  An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the operator or food service licensee of the commercial host facility.  We have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency.  Like Delco Units, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit.

Pie Five

Pie Five is a fast-casual pizza concept that creates and bakes individualized pizzas in less than five minutes in our specially designed oven.  Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed toppings, cheeses, sauces and doughs.  Customers can also get freshly prepared entrée and side salads, also made to order from our recipes or at the customer's direction.  They can also choose from several baked daily desserts like brownies, cookie pies, and cakes.  A variety of soft beverages are available, as well as beer and wine in some locations.

Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space.  The restaurants typically are located in high traffic, high visibility urban or suburban sites in mid to large size metropolitan areas.  With seating for 65 to 85 customers in most units, and patio seating when available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages.  Sales are predominantly on-premise though carry out is offered as well. Future sales growth initiatives may include expanded text ordering and catering services.  Due to the relatively compact footprint of the restaurants, and other operating advantages, we also believe Pie Five is well suited for non-traditional locations such as airports and college campuses.

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics through the use of a third party customer and site selection tool, as well as other competitive factors.  We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team will visit each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  While we plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees, we will continue to evaluate our mix of Company-owned and franchised restaurants.  We anticipate continuing to develop new Pizza Inn Buffet and Delco Units in international markets in fiscal 2014, particularly in the Middle East.

In appropriate circumstances, we grant area developer rights for Pizza Inn restaurants in new and existing domestic markets.  A Pizza Inn area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory, agrees to a multi-restaurant development schedule and assists us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

In fiscal 2014, we intend to continue developing franchised Pie Five Units.  As of September 10, 2013, we had three franchised units open and had executed multi-year development agreements for an additional 105 Pie Five Units with 10 franchisees to be located in the US, including Florida, Kansas, Kentucky Maryland, Missouri, Nebraska, Oklahoma, North Carolina, Texas, Utah and Virginia.  The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area.  The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators.

In fiscal 2014, we also intend to continue to develop Company-owned Pie Five Units in the Dallas/Ft. Worth, Texas metropolitan area, where all of the Company-owned Pie Five Units are currently located, and also begin developing other metropolitan areas.  Our ability to open new Company-owned Pie Five Units is largely dependent on our ability to identify and secure suitable locations, to manage and fund the development of such locations and to train and staff the restaurants.

Domestic Franchise Operations

Franchise and development agreements. Our current standard forms of franchise agreements provide for the following basic terms:

	Pizza Inn
	Buffet Unit	Delco Unit	Express Unit	Pie Five Unit
Development fee per unit	$-	$-	$-	$5,000
Franchise fee per unit	$25,000	$10,000	$5,000	$20,000
Initial franchise term	20 years	10 years	5 years	10 years
Renewal period	10 years	10 years	5 years	5 years
Royalty rate % of sales	4%	4%	5%	6%
National Ad fund % of sales	1%	1%	-	2%
Required total ad spending % of sales	5%	5%	3.5%	5%

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

  We launched the franchise program for Pie Five in fiscal 2013.  Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2014.  Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

Training.  We offer numerous training programs for the benefit of franchisees and their restaurant crew managers.  The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation.  The training programs include group classes, supervised work in Company-owned restaurants and special field seminars.  Initial and certain supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses.  New franchisees also receive on-site training from Company employees to assist with their first two restaurant openings under their development agreements.  Restaurant managers train their staff through on-the-job training, utilizing video and printed materials produced by us.

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pie Five and Pizza Inn brands.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result from time to time in closing certain restaurants that have not achieved and maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

Company-Owned Restaurant Operations

As of June 30, 2013, we operated four Buffet Units and ten Pie Five Units, all in the Dallas/Fort Worth metropolitan area. We do not currently intend to operate any Delco Units or Express Units.  Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.  In addition to generating revenues and earnings, we use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees.

Developing Company-owned Pie Five Units in multiple metropolitan areas is a key component of our strategic plan.  In addition to providing the Company with an attractive economic return, we believe that developing a domestic network of Company-owned Pie Five Units is an important aspect of our strategy for growing the Pie Five system.  Growth in both the franchised and Company-owned Pie Five Units in operation improves the system’s overall economies of scale for advertising, marketing, information systems, distribution and procurement of food products, and other costs.  In fiscal 2014, we plan to allocate additional resources to developing and operating Company-owned Pie Five Units.

International Franchise Operations

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 30, 2013, there were 81 Pizza Inn restaurants operating internationally, with 53 of those restaurants operated or sub-licensed by our master licensees in the United Arab Emirates and Saudi Arabia. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.  In the future, we may also pursue international opportunities for the development of Pie Five franchisees.

Food and Supply Distribution

Our Norco division provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions for both the Pizza Inn and Pie Five restaurant systems.  We outsource our warehousing and distribution services to reputable and experienced restaurant distribution companies, including Performance Food Group Inc., and UniPro Food Service Inc.. and their affiliates.  The distributors make deliveries to all domestic restaurants from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  We continue to own a significant portion of the inventory warehoused and delivered by our distributors.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs, logistical efficiencies and increased franchisee satisfaction.  Norco also arranges for the distribution of certain products and equipment to some international franchisees.

Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.  Franchisees are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend.  In addition, almost all franchisees purchase other non-proprietary food products and supplies from Norco.  Alternatively, franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

Non-proprietary food and ingredients, equipment and other supplies sold by Norco are generally available from several qualified sources.  With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or limited group of suppliers.  We contract with established food processors for the production of our proprietary products according to our specifications.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, and do not anticipate any difficulty in obtaining inventories or supplies in the foreseeable future.  Prices charged to us by our suppliers are subject to fluctuation, and we typically pass increased costs or savings on to our franchisees through changes in product pricing.  We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high volume products.

Marketing and Advertising

By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share.  We offer or facilitate a number of ways for the brand image and message to be promoted at the local and regional levels.

The Pizza Inn Advertising Plan (“PIAP”) is a Texas non-profit corporation that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP.  Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their sales to PIAP.  PIAP is managed by a board of trustees comprised predominately of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June 30, 2013, the Company-owned Buffet Units and substantially all of our domestic franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP.  However, they contribute up to 1% of their sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in PIAP.

In some market areas, groups of Pizza Inn franchisees that are also participants of PIAP have formed local advertising cooperatives.  These cooperatives, which may be formed voluntarily or may be required by us under the franchise agreements, establish contributions to be made by their members and direct the expenditure of these contributions on local media advertising using materials developed by PIAP and/or us.

In the past year we have allocated additional resources to the development and execution of marketing programs for the Pie Five restaurant system to benefit Pie Five franchisees and Company-owned restaurants in different metropolitan areas.  Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, radio commercials, in-store promotional materials, and related marketing and public relations services.  We anticipate continuing to expand Pie Five marketing activities commensurate with the growth of the Pie Five system.

Pizza Inn and Pie Five franchisees are required to conduct independent marketing efforts in addition to their participation in the national marketing programs for each brand.  We provide Company-owned and franchised restaurants with access to an assortment of local store marketing materials, including pre-approved print, radio, and digital media marketing materials.  We also provide local store marketing materials and programs specifically to support new restaurant openings.

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

Employees

As of August 16, 2013, we had 287 employees, including 38 in our corporate office and 37 full-time and 212 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  In recent years several competitors have developed fast-casual pizza concepts that may begin to compete with Pie Five in certain metropolitan areas.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

Our Norco division competes with both national and local distributors of food and other restaurant suppliers.  The distribution industry is very competitive.  We believe that the principal competitive factors in the distribution industry are product quality, customer service and price.  Norco or its designees are the sole authorized suppliers of certain proprietary products that all Pizza Inn or Pie Five restaurants are required to use.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases its 38,130 square foot corporate office facility pursuant to a sale-leaseback transaction with average annual lease payments of approximately $11.00 per square foot.  This lease began on December 19, 2006 and has a ten year term. In August 2011, we secured a three year term sublease at $14.50 per square foot for 18,360 square feet of the building beginning December 1, 2011.

As of June 30, 2013, the Company also operated four Pizza Inn Buffet Units and ten Pie Five Units from leased locations.  The leases cover premises from 1,765 to 4,634 square feet and have initial terms of from five to ten years, contain provisions permitting renewal for one or more specified terms at specified base rental rates of $15.00 to $40.00 per square foot.

The Company has a lease for a Buffet Unit in Texas that was closed in fiscal 2008. This leased property is approximately 4,347 square feet, has an annual rental rate of approximately $13.00 per square foot and expires in 2015.  The Company is currently pursuing alternatives for subleasing or terminating this lease.

During fiscal 2013 the Company sold property in Texas that was previously operated as a Company-owned Delco Unit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 31, 2013, there were approximately 1,906 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2013 or 2012.

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

	High	Low
Fiscal 2013:
Fourth Quarter Ended 6/30/2013	$9.18	$3.80
Third Quarter Ended 3/24/2013	3.90	3.03
Second Quarter Ended 12/23/2012	3.48	2.47
First Quarter Ended 9/23/2012	3.94	2.20

Fiscal 2012:
Fourth Quarter Ended 6/24/2012	$4.90	$2.18
Third Quarter Ended 3/25/2012	6.50	4.21
Second Quarter Ended 12/25/2011	7.07	3.05
First Quarter Ended 9/25/2011	3.54	2.39

Under the Company’s primary credit facility, the Company is restricted in the payment of dividends or other distributions on its common stock.  The Company did not pay any dividends on its common stock during the fiscal years ended June 30, 2013 or June 24, 2012.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors  and subject to restrictions under the Company’s primary credit facility and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of share of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 30, 2013.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”) and subject to restrictions under the Company’s primary credit facility.  Subsequent to June 30, 2013, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 30, 2013:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	851,306	$2.54	648,694

Equity compensation
plans not approved by
security holders	-	$-	-

Total	851,306	$2.54	648,694

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

Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company division and through agreements with third party distributors. At June 30, 2013, Company and franchised restaurants consisted of the following:

	Pizza Inn
	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	10	14

Domestic Franchise	110	27	43	1	181
International Franchise	21	51	9	-	81
Total Franchise	131	78	52	1	262

Total Units	135	78	52	11	276

The domestic restaurants were located in 17 states predominately situated in the southern half of the United States.  The international restaurants were located in eleven foreign countries.

Basic and diluted income per common share decreased $0.20 and $0.19, respectively to a loss of $0.16 and $0.15, respectively, for fiscal 2013 compared to $0.04 in the prior fiscal year.  Net income decreased $1.6 million to a loss of $1.3 million compared to income of $0.3 million for the prior fiscal year on revenues of $41.9 million for fiscal 2013 as compared to $43.0 million in fiscal 2012.  Earnings before interest, taxes, depreciation and amortization, stock compensation expense, gain or loss on sale of assets, and impairment on long lived assets and other lease charges (“Adjusted EBITDA”) decreased 61.3%, or $1.2 million, to $0.7 million for fiscal 2013 compared to $1.9 million for the prior fiscal year.

The reduction in net income from prior year is primarily due to the impairment of Company-owned restaurants, lower revenue earned from franchising, reduced food and supply sales, reduced income from Company-owned Pizza Inn restaurants and higher general and administrative costs related to additional personnel and other resources to support the growth of Pie Five franchising and Company-owned restaurants.  Partially offsetting these factors was an increase in the earnings from Company-owned Pie Five restaurants (excluding the impairment of one Pie Five restaurant to be relocated).

Results of operations for fiscal 2013 and 2012 included 53 and 52 weeks respectively.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

	Fiscal Year Ended
Pizza Inn Franchise Stores - Total Stores	June 30,	June 24,
	2013	2012
Domestic retail sales of Buffet Units	$88,519	$97,812
Domestic retail sales of Delco Units	6,474	6,755
Domestic retail sales of Express Units	3,157	3,743
Total domestic retail sales	$98,150	$108,310

Average number of domestic Buffet Units	118	132
Average number of domestic Delco Units	29	29
Average number of domestic Express Units	44	46

	Fiscal Year Ended
	June 30,	June 24,
	2013	2012
International retail sales of Buffet Units	$7,379	$3,285
International retail sales of Delco Units	10,576	10,765
International retail sales of Express Units	1,405	2,290
Total International retail sales	$19,360	$16,340

Average number of International Buffet Units	20	16
Average number of International Delco Units	49	56
Average number of International Express Units	8	9

Total domestic chain-wide franchisee retail sales decreased $10.2 million, or 9.4%, while international chain-wide retail sales increased $3.0 million, or 18.5% when compared to the prior year.  The reduction in domestic franchise retail sales was primarily due to a 5.7% reduction in average weekly comparable store sales and the closure of domestic Buffet Units.  The increase in international franchisee retail sales was primarily due to the opening of additional international Buffet Units.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchise same store retail sales for the periods presented:

	Fiscal Year Ended
Pizza Inn Franchise Stores - Comparable Stores	June 30,	June 24,
	2013	2012
Domestic retail sales of same store Buffet Units	$82,186	$84,784
Domestic retail sales of same store Delco Units	5,215	5,457
Domestic retail sales of same store Express Units	2,559	2,903
Total domestic same store retail sales	$89,960	$93,144

International retail sales of same store Buffet Units	$2,621	$2,371
International retail sales of same store Delco Units	8,578	8,215
International retail sales of same store Express Units	749	1,145
Total International same store retail sales	$11,948	$11,731

Domestic same store franchisee retail sales decreased $3.2 million, or 3.4% when compared to the prior year including the additional week in fiscal 2013.  Average weekly domestic same store sales declined 5.7% in fiscal 2013 compared to the prior year.  International same store franchisee retail sales increased $0.2 million, or 1.8% when compared to the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. Restaurant operating cash flow is a non-GAAP financial measure that should not be viewed as an alternative or substitute for our reported results in accordance with U.S. generally accepted accounting principles (“GAAP”). The fourth quarters and fiscal year periods ended June 30, 2013 and June 24, 2012, contained 14 and 13 weeks and 53 and 52 weeks, respectively.

Pie Five - Company-Owned Restaurants	Three Months Ended				Fiscal Year Ended
(in thousands, except store weeks and average data)	Sept 23,	Dec 23,	March 24,	June 30,	June 30,
	2012	2012	2013	2013	2013
Store weeks	82	101	113	129	425
Average weekly sales	11,725	11,408	11,283	11,194	11,372
Average number of units	6	8	9	10	8

Restaurant sales	962	1,152	1,275	1,444	4,833

Restaurant operating cash flow	62	95	121	159	437
Depreciation/amortization expense	(122)	(157)	(176)	(189)	(644)
Pre-opening costs	(79)	(85)	(82)	(40)	(286)
Allocated corporate administration and other expenses	(26)	(51)	(47)	(24)	(148)
Income (loss) from continuing operations before taxes	(165)	(198)	(184)	(94)	(641)

	Three Months Ended				Fiscal Year Ended
	Sept 25,	Dec 25,	March 25,	June 24,	June 24,
	2011	2011	2012	2012	2012
Store weeks	13	29	60	77	179
Average weekly sales	17,923	11,966	12,079	12,429	12,637
Average number of units	1	2	5	6	3

Restaurant sales	233	347	725	957	2,262

Restaurant operating cash flow	65	26	105	128	324
Depreciation/amortization expense	(12)	(42)	(92)	(116)	(262)
Pre-opening costs	(12)	(164)	(70)	(19)	(265)
Allocated corporate administration and other expenses	(2)	(25)	(38)	(24)	(89)
Income (loss) from continuing operations before taxes	39	(205)	(95)	(31)	(292)

Pizza Inn - Company-Owned Restaurants	Three Months Ended				Fiscal Year Ended
(in thousands, except store weeks and average data)	Sept 23,	Dec 23,	March 24,	June 30,	June 30,
	2012	2012	2013	2013	2013
Store weeks	52	52	52	56	212
Average weekly sales	16,559	15,483	15,135	15,857	15,774
Average number of units	4	4	4	4	4

Restaurant sales	864	805	787	888	3,344

Restaurant operating cash flow	36	1	(29)	(59)	(51)
Depreciation/amortization expense	(102)	(102)	(103)	(99)	(406)
Pre-opening costs	-	-	-	-	-
Allocated corporate administration and other expenses	(31)	(38)	(41)	(29)	(139)
Income (loss) from continuing operations before taxes	(97)	(139)	(173)	(187)	(596)

	Three Months Ended				Fiscal Year Ended
	Sept 25,	Dec 25,	March 25,	June 24,	June 24,
	2011	2011	2012	2012	2012
Store weeks	62	52	52	52	218
Average weekly sales	17,065	17,481	17,776	17,654	17,491
Average number of units	5	4	4	4	4

Restaurant sales	1,058	909	928	918	3,813

Restaurant operating cash flow	57	40	52	41	190
Depreciation/amortization expense	(104)	(103)	(106)	(155)	(468)
Pre-opening costs	-	-	-	-	-
Allocated corporate administration and other expenses	(77)	(46)	(50)	(78)	(251)
Income (loss) from continuing operations before taxes	(124)	(109)	(104)	(192)	(529)

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

For the Pie Five Company-owned restaurants, the reduction in average weekly sales and restaurant operating cash flow in the fiscal fourth quarter of 2013 from the third quarter was due to a lower than average sales contribution from two college campus based Pie Five restaurants opened in fiscal 2013 that have seasonally lower sales during the summer months.

For the Pizza Inn Company-owned restaurants, the reduction in average weekly sales and restaurant operating cash flow in the fiscal fourth quarter and year 2013 from the prior year was due to a reduction in comparable store sales for the Company-owned restaurants.

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

Total revenues for fiscal 2013 and for the same period in the prior fiscal year were $41.9 million and $43.0 million, respectively.  Revenue for these periods consisted of the following:

	June 30,	June 24,
	2013	2012
Food and supply sales	$30,095	$33,253
Franchise revenue	3,588	3,673
Restaurant sales	8,177	6,075
Total revenue	$41,860	$43,001

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2013, food and supply sales decreased 9.5% to $30.1 million compared to $33.3 million for the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $10.2 million, or 9.4%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in same store sales in the current year when compared the prior year.  These factors were partially offset by sales in the additional week in fiscal 2013.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased to $3.6 million for fiscal 2013 compared to $3.7 million for the prior fiscal year as the result of lower royalties resulting from lower franchisee retail sales, which were partially offset by an increase in franchise fees from franchise agreement renewals and  royalties earned in the additional week in fiscal 2013.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 34.6%, or $2.1 million, to $8.2 million for fiscal 2013 compared to $6.1 million for the prior fiscal year.  These increases were due to an additional week in fiscal 2013, the opening of four new Company-owned Pie Five Units in fiscal 2013 and five new Company-owned Pie Five Units during fiscal 2012. These increases were partially offset by the closing of one Company-owned restaurant in fiscal 2012.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales, decreased 1.1%, or $0.4 million, to $35.4 million for fiscal 2013 compared to $35.8 million for the prior fiscal year.  The decreases in costs were primarily due to reduced food and supply sales and were offset by higher costs due to the increased number of Company-owned Pie Five Units.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased to $2.4 million from $2.1 million in the prior fiscal year primarily due to higher payroll costs during fiscal 2013 as a result of the addition of personnel to develop, franchise and grow the Pie Five franchise system.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $4.2 million, for fiscal 2013 compared to $3.8 million for the prior fiscal year primarily due to the operating expenses associated with the new Company-owned Pie Five restaurants. In addition, increased legal and recruiting fees were offset by lower expenses attributable to one Delco unit closed in the prior fiscal year.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening.  Pre-opening expenses remained relatively stable at $0.3 million for both fiscal 2013 and 2012.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of two Company-owned Buffet Units in Texas and one Company-owned Pie Five Unit in Texas.  The Company plans to relocate the Pie Five Unit in fiscal 2014. No impairment charges were incurred in fiscal 2012.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased by $0.1 million to $0.2 million in fiscal 2013 compared to $0.1 million in the prior year.  The Company believes that this provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed in fiscal 2013 and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense increased $0.1 million for the year ended June 30, 2013, compared to prior year due to higher average borrowings on the Company’s credit facilities in the current year primarily related to the opening of new Company-owned Pie Five Units in fiscal 2013 and the write off of capitalized loan expenses related to the prior credit facility.

Provision for Income Tax

Income tax expense decreased $0.9 million to a credit of $0.5 million and was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  The reduction in tax expense to a benefit in fiscal 2013 was due to the reduction in earnings to a net loss in fiscal 2013.  The effective tax rate decreased to 31.9% in fiscal 2013 from 52.2% in fiscal 2012 due primarily to lower permanent tax differences related to cancelled stock options during fiscal 2012.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax assets of $1.6 million.

Discontinued Operations

Discontinued operations include losses from a leased building associated with a Company-owned restaurant in Texas that was closed during fiscal 2008 and loss on the sale of real estate of a closed Company-owned Delco Unit in fiscal 2013.

Restaurant Openings and Closings

The following charts summarize restaurant activity for fiscal 2013 and fiscal 2012:

Fiscal year ended June 30, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic
Buffet Units	135	-	21	114
Delco Units	29	2	4	27
Express Units	47	3	7	43
Pizza Inn International Units	81	6	6	81

Pie Five Units	6	5	-	11

Total	298	16	38	276

Fiscal year ended June 24, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic
Buffet Units	141	2	8	135
Delco Units	32	3	6	29
Express Units	45	3	1	47
Pizza Inn International Units	79	4	2	81

Pie Five Units	1	5	-	6

Total	298	17	17	298

Non-GAAP Financial Measures

We report and discuss our operating results using financial measures consistent with GAAP. From time to time we disclose certain non-GAAP financial measures such as Adjusted EBITDA. We believe Adjusted EBITDA is useful to investors as a measure of operating performance without regard to items that can vary substantially depending upon financing and accounting methods, book value of assets, capital structures and methods by which assets have been acquired. In addition, our management uses Adjusted EBITDA in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. However, this non-GAAP financial measure should not be viewed as an alternative or substitute for our reported GAAP results.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown:

	Fiscal Year Ended
	June 30,	June 24,
	2013	2012
Net Income	$(1,261)	$322
Interest Expense	244	110
Income Taxes--Continuing Operations	(526)	419
Income Taxes--Discontinued Operations	(72)	(31)
Stock compensation expense	150	133
Impairment of long-lived assets and other lease charges	766	-
Loss on the sale of assets	129	-
Depreciation and amortization	1,304	946
Adjusted EBITDA	$734	$1,899

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facilities and, beginning in the fiscal fourth quarter of 2013, proceeds from the sale of common stock.

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash provided by operations was $0.7 million in fiscal 2013 compared to $1.2 in fiscal year 2012.

The Company used cash for investing activities of approximately $2.1 million in fiscal 2013 mainly for four new Company-owned Pie Five Units. The Company used cash for investing activities of approximately $2.5 million in fiscal 2012 mainly for five new Company stores.

Cash flows from financing activities generally reflect changes in the Company's net borrowings, stock options exercised and proceeds from the sale of stock during the period. During fiscal 2013, the Company had a net increase of $0.8 million in bank debt.  During fiscal 2012, the Company had a net increase of $0.1 million in bank debt.  During fiscal 2013, the Company had proceeds from the sale of stock of $0.9 million.  During fiscal 2012, the Company had proceeds from the exercise of stock options of $24,000.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013. Through June 30, 2013, the Company had sold an aggregate of 172,361 shares of common stock in the ATM Offering, realizing net proceeds of $0.9 million during fiscal 2013.

Credit Facilities

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed.  Proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a prior credit facility with another lender and the prior credit facility was canceled.

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offering of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of June 30, 2013. As of June 30, 2013, the balance on the term loan facility was $1.6 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.9 million with and interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

Liquidity

We expect to fund continuing operations, planned capital expenditures and new restaurant openings for the next fiscal year from operating cash flow, amounts available under our credit facilities and net proceeds from the ATM Offering.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2014 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of two Company-owned Buffet Units in Texas and one Company-owned Pie Five Unit in Texas that is planned to be relocated in fiscal 2014. No impairment charges were incurred in fiscal 2012.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 30, 2013 and June 24, 2012, the Company had no uncertain tax positions.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

10.6
Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank and Trust Company dated August 28, 2012 (filed as Exhibit 10.1 to Form 8-K filed August 30, 2012 and incorporated herein by reference).

10.7
At-the-Market Issuance Sales Agreement between Pizza Inn Holdings, Inc. and MLV & Co. LLC dated May 20, 2013 (filed as Exhibit 1.1 to Form 8-K filed May 20, 2013, and incorporated herein by reference).

10.8
First Amendment to Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated June 13, 2013 (filed as Exhibit 10.1 to Form 8-K filed June 14, 2013, and incorporated herein by reference).

10.9
Second Amendment to Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated September 10, 2013 (filed as Exhibit 10.1 to Form 8-K filed September 13, 2013, and incorporated herein by reference).

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

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn Holdings, Inc.
Date: September 26, 2013	By: /s/ Randall E. Gier
Randall E. Gier
President and Chief Executive Officer

By: /s/ Christi Key
Christi Key
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Randall E. Gier	September 26, 2013
Randall E. Gier
President and Chief Executive Officer (Principal Executive Officer)

/s/Christi Key	September 26, 2013
Christi Key
Controller
(Principal Financial and Accounting Officer)
/s/Mark E. Schwarz	September 26, 2013
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 26, 2013
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 26, 2013
Steven M. Johnson
Director

/s/ James K. Zielke	September 26, 2013
James K. Zielke
Director

/s/Robert B. Page	September 26, 2013
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 26, 2013
William Hammett
Director

/s/ Clinton J. Coleman	September 26, 2013
Clinton J. Coleman
Director

PIZZA INN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn Holdings, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn Holdings, Inc. as of June 30, 2013 and June 24, 2012 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn Holdings, Inc. as of June 30, 2013 and June 24, 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 26, 2013

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 30,	June 24,
	2013	2012

REVENUES:	$41,860	$43,001

COSTS AND EXPENSES:
Cost of sales	35,423	35,828
Franchise expenses	2,390	2,072
General and administrative expenses	4,193	3,829
Pre-opening expenses	286	265
Impairment of long-lived assets and other lease charges	766	-
Bad debt	205	95
Interest expense	244	110
	43,507	42,199

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	(1,647)	802

Income taxes	(526)	419

INCOME (LOSS) FROM
CONTINUING OPERATIONS	(1,121)	383

Loss from discontinued operations, net of taxes	(140)	(61)

NET INCOME (LOSS)	$(1,261)	$322

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - BASIC:
Income (loss) from continuing operations	$(0.14)	$0.05
Loss from discontinued operations	$(0.02)	$(0.01)
Net income (loss)	$(0.16)	$0.04

EARNINGS (LOSS) PER SHARE OF COMMON
STOCK - DILUTED:
Income (loss) from continuing operations	$(0.13)	$0.05
Loss from discontinued operations	$(0.02)	$(0.01)
Net income (loss)	$(0.15)	$0.04

Weighted average common
shares outstanding - basic	8,031	8,017

Weighted average common
shares outstanding - diluted	8,310	8,194

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	June 24,
ASSETS	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$919	$590
Accounts receivable, less allowance for doubtful
accounts of $228 and $253, respectively	3,139	3,027
Notes receivable	292	71
Inventories	1,615	1,852
Income tax receivable	343	431
Deferred income tax assets	882	1,078
Prepaid expenses and other	307	256
Total current assets	7,497	7,305

LONG-TERM ASSETS
Property, plant and equipment, net	4,711	4,794
Long-term notes receivable	40	27
Long-term deferred tax asset	168	-
Deposits and other	119	372
	$12,535	$12,498
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,572	$1,562
Accrued expenses	1,749	1,756
Deferred revenues	169	200
Bank debt	669	765
Total current liabilities	4,159	4,283

LONG-TERM LIABILITIES
Bank debt, net of current portion	1,856	977
Deferred tax liability	-	699
Deferred revenues, net of current portion	370	125
Deferred gain on sale of property	59	84
Other long-term liabilities	22	22
Total liabilities	6,466	6,190

COMMITMENTS AND CONTINGENCIES (See Notes F and J)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,312,680 and 15,140,319 shares, respectively;
outstanding 8,193,280 and 8,020,919 shares, respectively	153	151
Additional paid-in capital	10,174	9,154
Retained earnings	20,378	21,639
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	6,069	6,308
	$12,535	$12,498

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE, JUNE 26, 2011	8,011	$151	$9,009	$21,317	(7,119)	$(24,636)	$5,841

Stock compensation expense	-	-	121	-	-	-	121
Stock options exercised	10	-	24	-	-	-	24
Net income	-	-	-	322	-	-	322

BALANCE, JUNE 24, 2012	8,021	$151	$9,154	$21,639	(7,119)	$(24,636)	$6,308

Stock compensation expense	-	-	150	-	-	-	150
Stock options exercised	-	-	-	-	-	-	-
Sale of Stock	172	2	870				872
Net loss	-	-	-	(1,261)	-	-	(1,261)

BALANCE, JUNE 30, 2013	8,193	$153	$10,174	$20,378	$(7,119)	$(24,636)	$6,069

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 30,	June 24,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,261)	$322
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Impairment of goodwill and other assets	766	-
Depreciation and amortization	1,304	946
Loss on the sale of assets	129	-
Provision for bad debt	25	91
Stock compensation expense	150	121
Deferred income taxes	(671)	83
Changes in operating assets and liabilities:
Notes and accounts receivable	(283)	(61)
Income tax receivable	88	122
Inventories	237	(23)
Prepaid expenses and other	247	(42)
Accounts payable - trade	10	(541)
Accrued expenses	(7)	154
Cash provided by operating activities	734	1,172

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	184	-
Capital expenditures	(2,244)	(2,482)
Cash used for investing activities	(2,060)	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of bank debt	3,460	1,795
Repayments of bank debt	(2,677)	(868)
Proceeds from sale of stock	872	-
Proceeds from exercise of stock options	-	24

Cash provided by financing activities	1,655	951

Net increase (decrease) in cash and cash equivalents	329	(359)
Cash and cash equivalents, beginning of year	590	949
Cash and cash equivalents, end of year	$919	$590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$296	$81
Income taxes (refunded) paid	$(67)	$6

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

As of June 30, 2013, we owned and operated 14 restaurants comprised of 10 Pie Five restaurants (“Pie Five Units”) and four Pizza Inn buffet restaurants (“Buffet Units”).  As of that date we also had one franchised Pie Five Unit and 261 franchised Pizza Inn restaurants.  The 180 domestic franchised Pizza Inn restaurants were comprised of 110 Buffet Units, 27 delivery/carry-out restaurants (“Delco Units”) and 43 express restaurants (“Express Units”).  The 81 international franchised Pizza Inn restaurants were comprised of 21 Buffet Units, 51 Delco Units and 9 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 16%, 10% and 7%, respectively, of the total number of domestic restaurants.

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

The Company closed two of its restaurants during fiscal 2007.  The results of operations for these two restaurants are reported as discontinued operations in the Consolidated Statement of Operations.  No provision for impairment was required to be taken at that time because the impairment taken in the fiscal year ended June 24, 2007, reduced the carrying value of the properties to their estimated net realizable value (proceeds less cost to sell).  During the fourth quarter of fiscal 2010, the Company entered into a lease buy-out of one of these locations which eliminated all future obligations under this lease.  The estimated net realizable value for the remaining location remains unchanged.  This property is on the market for sub-lease.  Because we believe that the property will sub-lease at or above the current lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

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

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to ten years.

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of two Company-owned Buffet Units in Texas and one Company-owned Pie Five Unit in Texas. No impairment charges were incurred in fiscal 2012.

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

Notes Receivable:

Notes receivable primarily consist of accounts receivable from franchisees converted into notes.  The majority of amounts and terms are contained under formal promissory and personal guarantee agreements.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due weekly or monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2016 and bear interest at rates that range from 7% to 15% (8% average rate at June 30, 2013).

Management evaluates the creditworthiness of franchisees by considering credit history and sales to evaluate credit risk. Management determines interest rates based on credit risk of the underlining franchisee.  The Company monitors payment history to determine whether or not a loan should be placed on a nonaccrual status or impaired.

The Company charges off notes receivable based on an account-by-account analysis of the borrower’s current economic conditions, monthly payments history and historical loss experience. The allowance for doubtful notes receivable is included with the allowance for doubtful accounts.

Notes receivable as of June 30, 2013 totaled $332,000, of which $292,000 is included in current assets, notes receivable and $40,000 is included in long-term notes receivable in the accompanying balance sheet.

The principal balance outstanding on the notes and advances receivable and expected principal collections for the next five years and thereafter were as follows as of June 30, 2013 (in thousands):

Notes
Receivable

2014	292
2015	38
2016	2
$332

There were no charge offs for the fiscal year ended June 30, 2013.

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

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2013 and 2012 determined that it was more likely than not that the deferred tax asset would be fully realized based on the Company’s recent history of pre-tax profits, the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.  This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 30, 2013 and June 24, 2012, the Company had no uncertain tax positions.  Federal returns for tax years 2009 through 2012 remained open for examination as of June 30, 2013.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 30, 2013 and June 24, 2012, 93% and 95%, respectively, of franchise revenue was comprised of recurring royalties.

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

At June 30, 2013, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.  The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had approximately $2.5 million in bank debt at June 30, 2013.  The fair value of bank debt approximated its carrying value at June 30, 2013.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 30, 2013 and the fiscal year ended June 24, 2012 contained 53 and 52 weeks, respectively.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 30,	June 24,
	Lives	2013	2012

Equipment, furniture and fixtures	3 - 7 yrs	$4,668	$3,591
Software	5 yrs	367	293
Vehicle	2 - 3 yrs	19	19
Land	-	-	127
Building	39 years	-	167
Leasehold improvements	10 yrs or lease term, if shorter	4,611	3,520
		9,665	7,717
Less: accumulated depreciation/amortization		(4,954)	(2,923)
		$4,711	$4,794

Depreciation and amortization expense was approximately $1.3 million and $0.9 million for the fiscal years ended June 30, 2013 and June 24, 2012, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30,	June 24,
	2013	2012
Compensation	$388	$216
Accrued rent	957	878
Other	243	534
Professional fees	63	19
Insurance loss reserves	98	109

	$1,749	$1,756

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

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offering of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of June 30, 2013. As of June 30, 2013, the balance on the term loan facility was $1.6 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.9 million with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.  As of June 30, 2013, the outstanding principal balance of the F&M term loan facility was payable as follows (in thousands):

Bank
Debt

2014	$669
2015	725
2016	725
2017	350
2018	56
$2,525

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended
	June 30,	June 24,
	2013	2012
Current - Federal	$-	$310
Current - State	33	26
Deferred - Federal	(555)	67
Deferred - State	(4)	16
Provision for income taxes	$(526)	$419

Included in loss from discontinued operations is $72,000 and $32,000 of tax benefit for the fiscal years ended June 30, 2013 and June 24, 2012, respectively.

The effective income tax rate varied from the statutory rate for the years ended June 30, 2013 and June 24, 2012 as reflected below (in thousands):

	June 30,	June 24,
	2013	2012
Federal income taxes based on 34%
of pre-tax income	$(560)	$269
State income tax, net of federal effect	22	28
Permanent adjustments	13	127
Other	(1)	(5)
	$(526)	$419

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 30,	June 24,
	2013	2012

Current
Reserve for bad debt	$81	$88
Deferred fees	52	62
Other reserves and accruals	749	625
Credit carryforwards	-	26
Net operating loss carryforwards	-	277
	882	1,078
Non Current
Credit carryforwards	129	-
Net operating loss carryforwards	300	-
Depreciable assets	(261)	(699)

Total gross deferred tax asset	1,050	379

Valuation allowance	-	-

Net deferred tax asset	$1,050	$379

At the end of fiscal 2013 the Company had net operating loss carryforwards totaling $0.9 million that are available to reduce future taxable income and will begin to expire in 2013.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset.

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

In fiscal 2007, the Company sold its corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas, and entered into  a ten-year lease agreement for the corporate office building.

Future minimum rental payments under non-cancelable leases, net of subleases, with initial or remaining terms of one year or more at June 30, 2013 were as follows (in thousands):

Operating
Leases

2014	$1,550
2015	1,673
2016	1,616
2017	1,183
2018	770
Thereafter	1,690
$8,482

Rental expense consisted of the following (in thousands):

	Year Ended
	June 30,	June 24,
	2013	2012

Minimum rentals	$1,322	$1,041
Sublease rentals	(182)	(136)
	$1,140	$905

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

For the years ended June 30, 2013 and June 24, 2012, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $33,500 and $33,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2013 fiscal year, options to purchase 389,800 shares were granted under the 2005 Employee Plan.  As of June 30, 2013, there were 582,200 shares available to be granted under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year, up to 40,000 shares per year, are automatically granted to each non-employee director on the first day of each fiscal year.  Options are granted at market value of the stock on the first day of each fiscal year, with vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 500,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan.  During the 2013 fiscal year, 75,000 options were granted under the 2005 Directors Plan, all of which were outstanding at June 30, 2013.  As of June 30, 2013, there were 66,494 shares available to be issued under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 30, 2013		June 24, 2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	486,506	$2.80	604,036	$2.30

Granted	464,800	$2.70	169,032	$4.22
Exercised	-		(10,000)	$2.45
Forfeited/Canceled/Expired	(100,000)	$4.72	(276,562)	$2.39

Outstanding at end of year	851,306	$2.54	486,506	$2.80

Exercisable at end of year	459,439	$2.42	319,528	$2.23

Weighted-average fair value of
options granted during the year		$1.29		$1.90

Total intrinsic value of
options exercised		$-		$38,320

At June 30, 2013, the total intrinsic value of options outstanding was $2.7 million and of options exercisable was $1.5 million.

The following table provides information on options outstanding and options exercisable as of June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Shares	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 30, 2013	Life (Years)	Exercise Price	at June 30, 2013	Exercise Price

$1.55 - 1.95	158,506	6.3	$1.88	145,839	$1.88
$1.96 - 2.35	145,000	5.1	$2.29	145,000	$2.29
$2.36 - 2.75	366,800	9.2	$2.58	52,000	$2.71
$2.76 - 3.30	131,000	7.5	$3.13	116,600	$3.13
$3.31 - 3.81	50,000	9.4	$3.62	-	N/A
	851,306	7.1	$2.54	459,439	$2.42

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 30,	June 24,
Fiscal Years Ended	2013	2012

Expected life (in years)	6.0	5.8
Expected volatility	48.9%	46.2%
Risk-free interest rate	1.1%	1.3%
Expected forfeiture rate	61.8%	17.3%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 30, 2013, the Company had unvested options to purchase 391,867 shares with a weighted average grant date fair value of $1.36.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.2 million at June 30, 2013.  The weighted average remaining requisite service period of the unvested awards was 17.4 months.  Stock compensation expense of $0.2 million and $0.1 million was recognized in fiscal years 2013 and 2012, respectively.

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2013 and, as of June 30, 2013, there were 848,425 shares available to repurchase under the plan.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013. The Company pays to MLV a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  Through June 30, 2013, the Company had sold an aggregate of 172,361 shares of common stock in the ATM Offering, realizing net proceeds of $0.9 million during fiscal 2013.  Expenses associated with the ATM Offering were $52,000 in fiscal 2013, which includes fees and expense reimbursement to MVL and legal and other offering expenses incurred by the Company.

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

	Year Ended
	June 30,	June 24,
	2013	2012
Income (loss) from continuing operations	$(1,121)	$383
Discontinued operations	(140)	(61)
Net income (loss) available to common stockholders	$(1,261)	$322

BASIC:
Weighted average common shares	8,031	8,017

Income (loss) from continuing operations per share	$(0.14)	$0.05
Discontinued operations per common share	(0.02)	(0.01)
Net income (loss) per common share	$(0.16)	$0.04

DILUTED:
Weighted average common shares	8,031	8,017
Stock options	279	177
Weighted average common shares outstanding	8,310	8,194

Income (loss) from continuing operations per share	$(0.13)	$0.05
Discontinued operations per common share	(0.02)	(0.01)
Net income (loss) per common share	$(0.15)	$0.04

At June 30, 2013, options to purchase 75,000 shares of common stock at an exercise price of $5.51 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the years ended June 30, 2013 and June 24, 2012 (in thousands):

	Year Ended
	June 30,	June 24,
	2013	2012
Net sales and operating revenues:
Franchising and food and supply distribution	$33,683	$36,926
Company-owned restaurants (1)	8,177	6,075
Consolidated revenues	$41,860	$43,001

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants (1)	1,050	730
Combined	1,050	730
Corporate administration and other	254	216
Depreciation and amortization	$1,304	$946

Income (Loss) from continuing operations before taxes
Franchising and food and supply distribution (2)	$2,136	$3,184
Company-owned restaurants (1) (2)	(1,237)	(821)
Combined	899	2,363
Impairment of long-lived assets and other lease charges	(766)	-
Corporate administration and other (2)	(1,780)	(1,561)
Income from continuing operations before taxes	$(1,647)	$802

Capital Expenditures:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants	2,110	1,996
Corporate administration	134	486
Combined capital expenditures	$2,244	$2,482

Assets:
Franchising and food and supply distribution	$4,909	$5,025
Company-owned restaurants	4,696	4,733
Corporate administration	2,930	2,740
Combined assets	$12,535	$12,498

(1) Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.
(2) Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$40,802	$41,955
Foreign countries	1,058	1,046
Consolidated total	$41,860	$43,001