Form 10-Q
period 2013-09-29
PIZZA INN HOLDINGS, INC /MO/
filed 2013-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2013

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

As of November 12, 2013 8,510,236 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29,	September 23,
	2013	2012

REVENUES:	$10,212	$10,438

COSTS AND EXPENSES:
Cost of sales	8,848	8,792
General and administrative expenses	1,030	1,005
Franchise expenses	667	501
Pre-opening expenses	86	79
Bad debt	45	45
Interest expense	43	104
	10,719	10,526

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(507)	(88)
Income taxes	(169)	(45)
LOSS FROM CONTINUING OPERATIONS	(338)	(43)

Loss from discontinued operations, net of taxes	(13)	(15)
NET LOSS	$(351)	$(58)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.04)	$(0.01)
Loss from discontinued operations	-	-
Net loss	$(0.04)	$(0.01)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.04)	$(0.01)
Loss from discontinued operations	-	-
Net loss	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic	8,496	8,021

Weighted average common and
potential dilutive common shares outstanding	9,034	8,113

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 29,	June 30,
ASSETS	2013 (unaudited)	2013

CURRENT ASSETS
Cash and cash equivalents	$1,073	$919
Accounts receivable, less allowance for bad debts
accounts of $273 and $228, respectively	3,319	3,139
Notes receivable	283	292
Inventories	1,486	1,615
Income tax receivable	343	343
Deferred income tax assets	826	882
Prepaid expenses and other	537	307
Total current assets	7,867	7,497

LONG-TERM ASSETS
Property, plant and equipment, net	5,723	4,711
Long-term notes receivable	12	40
Long-term deferred tax asset	410	168
Deposits and other	10	119
	$14,022	$12,535
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,379	$1,572
Accrued expenses	1,767	1,749
Deferred revenues	141	169
Bank debt	181	669
Total current liabilities	4,468	4,159

LONG-TERM LIABILITIES
Bank debt, net of current portion	1,675	1,856
Deferred revenues, net of current portion	531	370
Deferred gain on sale of property	53	59
Other long-term liabilities	37	22
Total liabilities	6,764	6,466

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,569,432 and 15,312,680 shares, respectively;
outstanding 8,450,032 and 8,193,280 shares, respectively	156	153
Additional paid-in capital	11,711	10,174
Retained earnings	20,027	20,378
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	7,258	6,069
	$14,022	$12,535

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29,	September 23,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(351)	$(58)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation and amortization	364	291
Stock compensation expense	15	45
Deferred tax	(186)	(43)
Gain on assets held for sale	(6)	-
Provision for bad debts	45	44
Changes in operating assets and liabilities:
Notes and accounts receivable	(188)	176
Inventories	129	72
Accounts payable - trade	807	(115)
Accrued expenses	33	77
Deferred revenue	127	(72)
Prepaid expenses and other	(132)	(14)
Cash provided by operating activities	657	403

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	6	-
Capital expenditures	(1,365)	(394)
Cash used by investing activities	(1,359)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,525	-
Borrowings of bank debt	-	2,560
Repayments of bank debt	(669)	(2,002)
Cash provided by financing activities	856	558

Net increase in cash and cash equivalents	154	567
Cash and cash equivalents, beginning of period	919	590
Cash and cash equivalents, end of period	$1,073	$1,157

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$37	$33
Income taxes - net	$1	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn Holdings, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Fiscal Quarters
The three month periods ended September 29, 2013 and September 23, 2012, each contained 13 weeks.

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

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of September 29, 2013. As of September 29, 2013, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.7 million with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of September 29, 2013, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the quarter ended September 29, 2013, the Company recognized stock-based compensation expense of $15,000.  As of September 29, 2013, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 29, 2013	September 23, 2012

Outstanding at beginning of year	851,306	486,506

Granted	8,664	110,000
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	859,970	596,506

Exercisable at end of period	464,306	374,106

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 29,	September 23,
	2013	2012
Loss from continuing operations	$(338)	$(43)
Discontinued operations	(13)	(15)
Net loss available to common stockholders	$(351)	$(58)

BASIC:
Weighted average common shares	8,496	8,021

Loss from continuing operations per share	$(0.04)	$(0.01)
Discontinued operations per common share	-	-
Net loss per common share	$(0.04)	$(0.01)

DILUTED:
Weighted average common shares	8,496	8,021
Dilutive stock options	538	92
Weighted average common shares outstanding	9,034	8,113

Loss from continuing operations per share	$(0.04)	$(0.01)
Discontinued operations per common share	-	-
Loss per common share	$(0.04)	$(0.01)

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

Loss from discontinued operations reflects costs associated with a former Company-owned restaurant in Texas that was closed during the quarter ended September 23, 2007. This property is on the market for sub-lease. Because we believe that the property will sub-lease at or above the contracted lease rates, we have not reserved any additional costs related to our obligations under this non-cancelable lease.

(7)           Income Taxes

For the three month period ended September 29, 2013, income tax benefit of  $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.2 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three months ended September 29, 2013 and September 23, 2012 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
	September 29,	September 23,
	2013	2012
Net sales and operating revenues:
Franchising and food and supply distribution	$7,799	$8,612
Company-owned restaurants (1)	2,413	1,826
Consolidated revenues	$10,212	$10,438

Depreciation and amortization:
Franchising and food and supply distribution	$2	$-
Company-owned restaurants (1)	306	224
Combined	308	224
Corporate administration and other	56	67
Depreciation and amortization	$364	$291

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$292	$676
Company-owned restaurants (1) (2)	(441)	(262)
Combined	(149)	414
Corporate administration and other (2)	(358)	(502)
Operating loss	$(507)	$(88)

Geographic information (revenues):
United States	$9,988	$10,132
Foreign countries	224	306
Consolidated total	$10,212	$10,438

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2013, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2013.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At September 29, 2013, Company and franchised restaurants consisted of the following:

	Pizza Inn
	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	4	-	-	12	16

Domestic Franchise	110	27	42	3	182
International Franchise	23	51	9	-	83
Total Franchise	133	78	51	3	265

Total Units	137	78	51	15	281

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 35%, 16%, 10% and 7%, respectively, of the total number of domestic restaurants.  International restaurants are located in eleven foreign countries.

           Basic and diluted income per common share decreased $0.03 to a loss of $0.04 for the three month period ended September 29, 2013 compared to a loss of $0.01 in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended September 29, 2013 of $0.4 million compared to a net loss of $0.1 million for the comparable period in the prior fiscal year, on revenues of $10.2 million for the three month period ended September 29, 2013 compared to $10.4 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation and amortization, stock compensation expense, gain or loss on sale of assets, and impairment on long lived assets and other lease charges (“Adjusted EBITDA”) for the three month period ended September 29, 2013 decreased $0.4 million to a loss of $0.1 million compared to earnings of $0.3 million for the comparable period in the prior fiscal year.

The reduction in net income from prior year is primarily due to lower revenue earned from franchising and food and supply sales and higher costs related to the continued development of the Pie Five concept. The total increased costs associated with the Pie Five development were approximately $0.2 million for the three months ended September 29, 2013.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for the Pizza Inn franchise locations. All amounts are in thousands except the average number of units.

Pizza Inn Franchise Stores - Total Stores	Three Months Ended
(in thousands, except average data)	September 29,	September 23,
	2013	2012
Domestic retail sales of Buffet Units	$20,675	$22,891
Domestic retail sales of Delco Units	1,391	1,705
Domestic retail sales of Express Units	662	859
Total domestic retail sales	$22,728	$25,455

Average number of domestic Buffet Units	108	127
Average number of domestic Delco Units	27	29
Average number of domestic Express Units	42	46

	Three Months Ended
	September 29,	September 23,
	2013	2012
International retail sales of Buffet Units	$1,610	$1,431
International retail sales of Delco Units	2,220	2,461
International retail sales of Express Units	382	290
Total International retail sales	$4,212	$4,182

Average number of International Buffet Units	22	22
Average number of International Delco Units	51	52
Average number of International Express Units	9	10

Total domestic chain-wide franchisee retail sales decreased $2.7 million, or 10.7%, and international chain-wide retail sales decreased $0.9 million, or 22.6%, for the three months ended September 29, 2013 when compared to the same period of the prior year.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The following tables summarize franchisee comparable store retail sales for the periods presented:

Franchise Stores - Comparable Stores	Three Months Ended
(in thousands)	September 29,	September 23,
	2013	2012
Domestic retail sales of comparable store Buffet Units	$20,348	$20,945
Domestic retail sales of comparable store Delco Units	1,212	1,352
Domestic retail sales of comparable store Express Units	602	670
Total domestic comparable store retail sales	$22,162	$22,967

International retail sales of comparable store Buffet Units	$1,465	$1,679
International retail sales of comparable store Delco Units	2,200	2,778
International retail sales of comparable store Express Units	382	266
Total International comparable store retail sales	$4,047	$4,723

Domestic comparable store franchisee retail sales decreased $0.8 million, or 3.5%, for the three months ended September 29, 2013 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $0.7 million, or 14.3%, for the three months ended September 29, 2013 when compared to the same period of the prior year.  The calculation of “comparable store sales” includes the sales results for restaurants which have been open for at least 18 months as of the end of the reporting period.  The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before pre-opening costs and allocated corporate administration and other expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. These non-GAAP financial measures should not be viewed as an alternative or substitute for our reported GAAP results. The three month periods ended September 29, 2013 and September 23, 2012, each contained 13 weeks. All amounts are in thousands except the store weeks, average weekly sales and the average number of units.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 29,	September 23,
	2013	2012
Store weeks	140	82
Average weekly sales	11,845	11,725
Average number of units	11	6

Restaurant sales	1,659	962

Restaurant operating cash flow	81	62
Depreciation/amortization expense	(256)	(122)
Pre-opening costs	(86)	(79)
Allocated corporate administration and other expenses	(41)	(26)
Loss from continuing operations before taxes	(302)	(165)

Pizza Inn - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 29,	September 23,
	2013	2012
Store weeks	52	52
Average weekly sales	14,504	16,559
Average number of units	4	4

Restaurant sales	754	864

Restaurant operating cash flow	(59)	36
Depreciation/amortization expense	(50)	(102)
Pre-opening costs	-	-
Allocated corporate administration and other expenses	(30)	(31)
Loss from continuing operations before taxes	(139)	(97)

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

For the Pie Five Company-owned restaurants, the year over year increase in average weekly sales in the quarter ended September 29, 2013 was due to four new restaurants opened in fiscal 2013 and the first quarter of fiscal 2014 that each had higher than average weekly sales and a 2.9% increase in comparable store sales, which was partially offset by a lower than average sales contribution from two college campus based Pie Five restaurants opened in fiscal 2013 that have seasonally lower sales during the summer months.

For the Pizza Inn Company-owned restaurants, the reduction in average weekly sales in the quarter ended September 29, 2013 from the prior year quarter was due to a reduction in comparable store sales.

Revenues

Revenues are derived from (1) sales of food, paper products and supplies from Norco to franchisees, (2) franchise royalties and franchise fees, and (3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through Norco rather than through third-party food distributors.

Total revenues for the three month period ended September 29, 2013 and for the same period in the prior fiscal year were $10.2 million and $10.4 million, respectively.  Revenue consisted of the following:

	Three Months Ended
	September 29,	September 23,
	2013	2012
Food and supply sales	$6,961	$7,710
Franchise revenue	838	902
Restaurant sales	2,413	1,826
Total reveune	$10,212	$10,438

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 29, 2013, food and supply sales decreased to $7.0 million compared to $7.7 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $2.7 million, or 10.7%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in comparable store sales.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased by $0.1 million for the three month period ended September 29, 2013 compared to the same period in the prior fiscal year primarily as the result of lower royalties resulting from lower franchisee retail sales.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 32.1%, or $0.6 million, to $2.4 million for the three month period ended September 29, 2013, compared to $1.8 million for the comparable period in the prior year.  This increase was primarily due to the opening of four new Company-owned restaurants in fiscal 2013 and two new Company-owned restaurants during the three months ended September 29, 2013.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, remained relatively stable at $8.8 million for the three month periods ended September 29, 2013 and September 23, 2012.  The slight increase in costs was primarily the result of higher costs associated with new Company-owned restaurants offset by lower food and paper product sales.

General and Administrative Expenses

General and administrative expenses also remained relatively stable at to $1.0 million for the three month periods ended September 29, 2013 and September 23, 2012 due to additional operating expenses associated with the new Company-owned Pie Five Units mostly offset by lower stock compensation expense and recruiting fees.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $0.2 million for the three month period ended September 29, 2013  compared to the comparable period in the prior fiscal year primarily due to higher employee costs and franchise marketing expenses associated with the Company’s Pie Five franchising efforts.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses for the three month period ended September 29, 2013, were very similar to the prior year comparable period, with two new Company-owned Pie Five Units opened during the current year period.

Bad Debt Expense

Bad debt expense remained flat at $0.05 million for the three month period ended September 29, 2013 as compared to the comparable period in the prior fiscal year.  The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.

Interest Expense

Interest expense decreased $0.1 million for the three month period ended September 29, 2013 as compared to the comparable period in the prior fiscal year. A higher average debt balance in the current period was offset by the absence of  expenses incurred in the prior year period related to the write-off of capitalized loan origination costs following the refinancing of the Company’s bank credit facilities.

Provision for Income Tax

For the three month period ended September 29, 2013, an income tax benefit of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.2 million.

Discontinued Operations

Discontinued operations include losses from a leased building associated with a Company-owned restaurant in Texas that was closed during fiscal 2008.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month periods ended September 29, 2013 and September 23, 2012:

Three months ended September 29, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic:
Buffet Units	114	1	1	114
Delco Units	27	-	-	27
Express Units	43	1	2	42
Pizza International Units	81	2	-	83

Pie Five Units	11	4	-	15

Total	276	8	3	281

Three months ended September 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic:
Buffet Units	135	-	5	130
Delco Units	29	1	-	30
Express Units	47	-	1	46
Pizza International Units	81	4	-	85

Pie Five Units	6	1	-	7

Total	298	6	6	298

We believe that the net decrease of one domestic Pizza Inn unit during the first quarter of fiscal 2014 reflects a return to an improving trend in net domestic store closures that was interrupted by the expiration of an abnormally high number of domestic franchise agreements in fiscal 2013.  The addition of two new international Pizza Inn units during the first quarter of fiscal 2014 continues the trend of gradual growth in the international unit experience over the last several years.  We believe that the addition of four Pie Five Units during the first quarter of fiscal 2014 reflects the beginning of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth and Houston metropolitan areas.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 29,	September 23,
	2013	2012
Net loss	$(351)	$(58)
Interest expense	43	104
Income Taxes - Continuing Operations	(169)	(45)
Income Taxes - Discontinued Operations	(7)	(8)
Stock compensation expense	15	45
Depreciation and amortization	364	291
Adjusted EBITDA	$(105)	$329

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facilities and, beginning in the fourth quarter of fiscal 2013, proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $0.3 million to $0.7 million for the three month period ended September 29, 2013 compared to $0.4 million for the three months ended September 23, 2012.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.4 million for the three month period ended September 29, 2013, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $0.4 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $0.9 million for the three month period ended September 29, 2013, which reflected proceeds from the sale of stock partially offset by the repayment of bank debt, compared to net cash used of $0.6 million for the comparable period in the prior fiscal year.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013. Through September 29, 2013, the Company had sold an aggregate of 429,113 shares of common stock in the ATM Offering, realizing aggregate net proceeds of $2.4 million.

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan may not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of September 29, 2013. As of September 29, 2013, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.7 million with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 29, 2013 and September 23, 2012, the Company had no uncertain tax positions.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer, or persons performing similar functions, have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 29, 2013.  As of September 29, 2013, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

10.1
Second Amendment to Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated September 10, 2013 (filed as Exhibit 10.1 to Form 8-K filed on September 13, 2013 and incorporated herein by reference).

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

Dated:  November 12, 2013