Form 10-Q
period 2013-12-29
PIZZA INN HOLDINGS, INC /MO/
filed 2014-02-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2013

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

As of February 12, 2014 8,645,288 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012

REVENUES:	$10,157	$10,548	$20,369	$20,986

COSTS AND EXPENSES:
Cost of sales	8,610	8,875	17,458	17,667
General and administrative expenses	1,154	1,153	2,184	2,158
Franchise expenses	806	566	1,473	1,067
Pre-opening expenses	70	85	156	164
Bad debt	65	45	110	90
Interest expense	36	35	79	139
	10,741	10,759	21,460	21,285

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(584)	(211)	(1,091)	(299)
Income tax benefit	(199)	(103)	(368)	(148)
LOSS FROM CONTINUING OPERATIONS	(385)	(108)	(723)	(151)

Loss from discontinued operations, net of taxes	(12)	(12)	(25)	(27)
NET LOSS	$(397)	$(120)	$(748)	$(178)

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net loss	$(0.05)	$(0.01)	$(0.09)	$(0.02)

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.04)	$(0.01)	$(0.08)	$(0.02)

Weighted average common shares outstanding - basic	8,615	8,021	8,510	8,021

Weighted average common and
potential dilutive common shares outstanding	9,246	8,184	9,115	8,172

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 29,	June 30,
ASSETS	2013 (unaudited)	2013

CURRENT ASSETS
Cash and cash equivalents	$879	$919
Accounts receivable, less allowance for bad debts
of $338 and $228, respectively	3,663	3,139
Notes receivable	212	292
Inventories	1,366	1,615
Income tax receivable	343	343
Deferred income tax assets	889	882
Prepaid expenses and other	448	307
Total current assets	7,800	7,497

LONG-TERM ASSETS
Property, plant and equipment, net	5,901	4,711
Long-term notes receivable	12	40
Long-term deferred tax asset	549	168
Deposits and other	-	119
	$14,262	$12,535
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,037	$1,572
Accrued expenses	1,817	1,749
Deferred revenues	162	169
Bank debt	250	669
Total current liabilities	4,266	4,159

LONG-TERM LIABILITIES
Bank debt, net of current portion	1,256	1,856
Deferred revenues, net of current portion	653	370
Deferred gain on sale of property	46	59
Other long-term liabilities	65	22
Total liabilities	6,286	6,466

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,711,033 and 15,312,680 shares, respectively;
outstanding 8,591,633 and 8,193,280 shares, respectively	157	153
Additional paid-in capital	12,825	10,174
Retained earnings	19,630	20,378
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	7,976	6,069
	$14,262	$12,535

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29,	December 23,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(748)	$(178)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation and amortization	687	627
Gain on sale of assets	(40)	-
Stock compensation expense	30	90
Deferred taxes	(388)	(138)
Provision for bad debts	110	1
Changes in operating assets and liabilities:
Notes and accounts receivable	(526)	(319)
Inventories	249	321
Accounts payable - trade	465	(140)
Accrued expenses	111	100
Deferred revenue	263	(103)
Prepaid expenses and other	(26)	(26)
Cash provided by operating activities	187	235

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	40	-
Capital expenditures	(1,873)	(1,324)
Cash used for investing activities	(1,833)	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	2,625	-
Borrowings of bank debt	-	3,160
Repayments of bank debt	(1,019)	(2,127)
Cash provided by financing activities	1,606	1,033

Net decrease in cash and cash equivalents	(40)	(56)
Cash and cash equivalents, beginning of period	919	590
Cash and cash equivalents, end of period	$879	$534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$79	$141
Income taxes - net	$1	$-

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

Fiscal Quarters
The three month periods ended December 29, 2013 and December 23, 2012, each contained 13 weeks.  The six month periods ended December 29, 2013 and December 23, 2012, each contained 26 weeks.

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

Use of Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically and actual results could differ materially from estimates.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of December 29, 2013. As of December 29, 2013, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.4 million with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 29, 2013, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the three months and six months ended December 29, 2013, the Company recognized stock-based compensation expense of $15,000 and $30,000, respectively.  As of December 29, 2013, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 29, 2013	December 23, 2012

Outstanding at beginning of year	851,306	486,506

Granted	70,392	414,800
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	921,698	901,306

Exercisable at end of period	502,506	380,706

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Loss from continuing operations	$(385)	$(108)	$(723)	$(151)
Discontinued operations	(12)	(12)	(25)	(27)
Net loss available to common stockholders	$(397)	$(120)	$(748)	$(178)

BASIC:
Weighted average common shares	8,615	8,021	8,510	8,021

Loss from continuing operations per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Discontinued operations per common share	(0.01)	-	(0.01)	-
Net loss per common share	$(0.05)	$(0.01)	$(0.09)	$(0.02)

DILUTED:
Weighted average common shares	8,615	8,021	8,510	8,021
Dilutive stock options	631	163	605	151
Weighted average common shares outstanding	9,246	8,184	9,115	8,172

Loss from continuing operations per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)
Discontinued operations per common share	-	-	-	-
Loss per common share	$(0.04)	$(0.01)	$(0.08)	$(0.02)

For the three months and six months ended December 29, 2013, no options to purchase shares of common stock were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the period.

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

(7)           Income Taxes

For the three and six month period ended December 29, 2013, income tax benefit of  $0.2 million and $0.4 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.4 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 29, 2013 and December 23, 2012 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Net sales and operating revenues:
Franchising and food and supply distribution	$7,764	$8,591	$15,563	$17,203
Company-owned restaurants (1)	2,393	1,957	4,806	3,783
Consolidated revenues	$10,157	$10,548	$20,369	$20,986

Depreciation and amortization:
Franchising and food and supply distribution	$5	$-	$7	$-
Company-owned restaurants (1)	286	259	592	483
Combined	291	259	599	483
Corporate administration and other	31	67	88	144
Depreciation and amortization	$322	$326	$687	$627

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$328	$605	$620	$1,281
Company-owned restaurants (1) (2)	(362)	(337)	(803)	(599)
Combined	(34)	268	(183)	682
Corporate administration and other (2)	(550)	(479)	(908)	(981)
Operating loss	$(584)	$(211)	$(1,091)	$(299)

Geographic information (revenues):
United States	$9,907	$10,298	$19,895	$20,430
Foreign countries	250	250	474	556
Consolidated total	$10,157	$10,548	$20,369	$20,986

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2013, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2013.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

The Company operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates and franchises domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At December 29, 2013, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	3	-	-	13	16

Domestic Franchise	106	27	46	5	184
International Franchise	24	52	10	-	86
Total Franchise	130	79	56	5	270

Total Units	133	79	56	18	286

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 16%, 10% and 7%, respectively, of the total number of domestic restaurants.  International restaurants are located in eleven foreign countries.

           Basic and diluted loss per common share increased $0.04 and $0.03, respectively, to a loss of $0.05 and $0.04, respectively, for the three month period ended December 29, 2013 compared to a loss of $0.01 in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended December 29, 2013 of $0.4 million compared to a net loss of $0.1 million for the comparable period in the prior fiscal year, on revenues of $10.2 million for the three month period ended December 29, 2013 compared to $10.5 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“Adjusted EBITDA”) for the three month period ended December 29, 2013 decreased $0.4 million to a loss of $0.2 million compared to earnings of $0.2 million for the comparable period in the prior fiscal year.

The increase in net loss from prior year was primarily due to lower revenue earned from franchising and food and supply distribution, partially offset by higher revenue from Company-owned restaurants, as well as by higher costs related to the continued development of the Pie Five concept. The total increased costs associated with the Pie Five development were approximately $0.3 million for the three months ended December 29, 2013.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for all franchise locations. All amounts are in thousands except the average number of units.

Franchise Stores - Total Stores	Three Months Ended		Six Months Ended
(in thousands, except average data)	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Domestic retail sales of Buffet Units	$19,707	$21,387	$40,382	$44,278
Domestic retail sales of Delco Units	1,310	1,606	2,678	3,257
Domestic retail sales of Express Units	634	840	1,319	1,753
Domestic retail sales of Pie Five Units	515	-	789	-
Total domestic retail sales	$22,166	$23,833	$45,168	$49,288

Average number of domestic Buffet Units	107	122	108	125
Average number of domestic Delco Units	26	29	26	29
Average number of domestic Express Units	44	47	43	47
Average number of domestic Pie Five Units	4	-	3	-

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
International retail sales of Buffet Units	$1,894	$1,337	$3,504	$2,499
International retail sales of Delco Units	2,577	4,258	4,797	7,553
International retail sales of Express Units	638	291	1,021	557
Total International retail sales	$5,109	$5,886	$9,322	$10,609

Average number of International Buffet Units	23	15	22	15
Average number of International Delco Units	47	53	46	53
Average number of International Express Units	7	8	7	8

Total domestic chain-wide franchisee retail sales decreased $1.7 million, or 7.0%, and international chain-wide retail sales decreased $0.8 million, or 13.2%, for the three months ended December 29, 2013 when compared to the same period of the prior year.  Total domestic chain-wide franchisee retail sales decreased $4.1 million, or 8.4%, and international chain-wide retail sales decreased $1.3 million, or 12.1%, for the six months ended December 29, 2013 when compared to the same period of the prior year.

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

Franchise Stores - Comparable Stores	Three Months Ended		Six Months Ended
(in thousands)	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Domestic retail sales of same store Buffet Units	$18,937	$19,599	$38,754	$40,071
Domestic retail sales of same store Delco Units	1,128	1,252	2,317	2,550
Domestic retail sales of same store Express Units	571	662	1,164	1,358
Total domestic same store retail sales	$20,636	$21,513	$42,235	$43,979

International retail sales of same store Buffet Units	$1,350	$2,020	$2,489	$3,220
International retail sales of same store Delco Units	2,475	2,920	4,675	5,470
International retail sales of same store Express Units	475	262	857	514
Total International same store retail sales	$4,300	$5,202	$8,021	$9,204

Domestic comparable store franchisee retail sales decreased $0.9 million, or 4.1%, for the three months ended December 29, 2013 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $0.9 million, or 17.3%, for the three months ended December 29, 2013 when compared to the same period of the prior year.  Domestic comparable store franchisee retail sales decreased $1.7 million, or 4.0%, for the six months ended December 29, 2013 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $1.2 million, or 12.9%, for the six months ended December 29, 2013 when compared to the same period of the prior year.

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

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Store weeks	156	101	296	183
Average weekly per store sales	11,805	11,408	11,820	11,553
Average number of units	12	8	11	7

Restaurant sales	1,844	1,152	3,503	2,114

Restaurant operating cash flow	69	95	150	157
Depreciation/amortization expense	(237)	(157)	(493)	(279)
Pre-opening expenses	(70)	(85)	(156)	(164)
Allocated corporate administration and other expenses	(59)	(51)	(100)	(77)
Deferred rent adjustment net of store closure/relocation costs	3	-	3	-
Loss from continuing operations before taxes	(294)	(198)	(596)	(363)

Pizza Inn - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Store weeks	42	52	94	104
Average weekly per store sales	12,839	15,483	13,733	16,047
Average number of units	3	4	4	4

Restaurant sales	549	805	1,303	1,669

Restaurant operating cash flow	(79)	1	(138)	37
Depreciation/amortization expense	(49)	(102)	(99)	(204)
Pre-opening expenses	-	-	-	-
Allocated corporate administration and other expenses	(29)	(38)	(59)	(69)
Deferred rent adjustment net of store closure/relocation costs	89	-	89	-
Loss from continuing operations before taxes	(68)	(139)	(207)	(236)

Store weeks represent the total number of weeks Company-owned restaurants were open during the period. Average weekly per store sales represents the average weekly revenues earned by the Company-owned restaurants that were open during the period. Restaurant operating cash flow represents the income earned by Company-owned restaurants adjusted for (1) depreciation and amortization, (2) pre-opening expenses, (3) allocated corporate administration and other expenses and (4) deferred rent adjustment net of other costs related to store closures and relocations. Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (a) marketing and promotional expenses, (b) accrued rent, and (c) manager salaries, employee payroll and related training costs.

For Pie Five Company-owned restaurants, the year over year increase in average weekly per store sales in the quarter ended December 29, 2013 was primarily a result of the opening of 5 new restaurants in the prior twelve months that collectively generated higher average weekly per store sales than the existing restaurants.  Pie Five Company-owned comparable store sales declined by 0.3% as compared to the same quarter in the prior fiscal year.   However, excluding four days of icy weather in the Dallas/Ft. Worth market where all Company-owned Pie Five Units are located, comparable store sales for the quarter increased by 2.5% when compared to the same quarter in the prior fiscal year.

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

Total revenues for the three month period ended December 29, 2013 and for the same period in the prior fiscal year were $10.2 million and $10.5 million, respectively.  Total revenues for the six month period ended December 29, 2013 and for the same period in the prior fiscal year were $20.4 million and $21.0 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Food and supply sales	$6,903	$7,701	$13,864	$15,411
Franchise revenue	861	890	1,699	1,792
Restaurant sales	2,393	1,957	4,806	3,783
Total reveune	$10,157	$10,548	$20,369	$20,986

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended December 29, 2013, food and supply sales decreased to $6.9 million compared to $7.7 million the same period in the prior fiscal year due primarily to a decrease in sales to franchisees as a result of a $1.7 million, or 7.0%, decrease in domestic franchisee retail sales primarily attributable to a reduction in the average number of stores open and a decrease in comparable store sales.  For the six month period ended December 29, 2013, food and supply sales decreased to $13.9 million compared to $15.4 million the same period in the prior fiscal year for the same reasons.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, remained relatively stable for the three month period ended December 29, 2013 compared to the same period in the prior fiscal year.  Decreased royalties resulting from lower Pizza Inn franchisee retail sales were largely offset by increased royalties and franchise fees from new Pie Five franchisees.  Franchise revenue decreased by $0.1 million for the six month period ended December 29, 2013 compared to the same period in the prior fiscal year for the same reasons.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 22.3%, or $0.4 million, to $2.4 million for the three month period ended December 29, 2013, compared to $2.0 million for the comparable period in the prior year.  This increase was primarily due to the opening of two new Company-owned restaurants in the second half of fiscal 2013 and four new Company-owned restaurants in fiscal 2014, partially offset by the closing of one Company-owned restaurant in fiscal 2014.  Similarly, restaurant sales increased 27.0%, or $1.0 million, to $4.8 million for the six month period ended December 29, 2013, compared to $3.8 million for the comparable period in the prior year.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor, occupancy and general and administrative expenses directly related to restaurant sales, decreased $0.3 million or 3.0% for the three month period ended December 29, 2013 compared to the comparable period in the prior fiscal year.  The decrease in costs was primarily the result of lower food and supply sales and was offset slightly by costs associated with new Company-owned restaurants. Cost of sales decreased 1.2%, or $0.2 million, for the six month period ended December 29, 2013 compared to the comparable period in the prior year.  The three month and six month periods ended December 29, 2013 included a net reduction to cost of sales of $0.1 million related to the net impact of adjustments to deferred rent net of costs related to the closure of one Company-owned Pizza Inn restaurant and the relocation of one Company-owned Pie Five restaurant.

General and Administrative Expenses

General and administrative expenses remained relatively stable at $1.2 million for the three month periods ended December 29, 2013 and December 23, 2012.  Additional operating expenses associated with new Company-owned Pie Five Units were largely offset by reduced stock compensation expense and recruiting fees.  General and administrative expenses increased $0.1 million for the six month period ended December 29, 2013 for the same reasons.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $0.2 million for the three month period ended December 29, 2013 compared to the comparable period in the prior fiscal year primarily due to higher employee costs and franchise marketing expenses associated with the Company’s Pie Five franchising efforts.  Franchise expenses increased $0.4 million for the six month period ended December 29, 2013 compared to the comparable period in the prior year for the same reasons.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses for the three month period ended December 29, 2013, were similar to the prior year comparable period, with one new Company-owned Pie Five Unit opened and one Company-owned Pie Five Unit relocated during the current year period. Pre-opening expenses also remained stable for the six month period ended December 29, 2013 compared to the comparable period in the prior year.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense increased slightly for the three month and six month periods ended December 29, 2013 as compared to the comparable periods in the prior fiscal year.

Interest Expense

Interest expense remained relatively flat for the three month period ended December 29, 2013 as compared to the comparable period in the prior fiscal year.  Interest expense decreased slightly for the six month period ended December 29, 2013 as compared to the comparable period in the prior fiscal year due to a lower average debt balance.

Provision for Income Tax

For the three month period ended December 29, 2013, an income tax benefit of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.4 million.

Discontinued Operations

Discontinued operations include losses from a leased building associated with a Company-owned restaurant in Texas that was closed during fiscal 2008.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month and six month periods ended December 29, 2013 and December 23, 2012:

Three months ended December 29, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic:
Buffet Units	114	-	5	109
Delco Units	27	1	1	27
Express Units	42	5	1	46
Pizza International Units	83	3	-	86

Pie Five Units	15	3	-	18

Total	281	12	7	286

Three months ended December 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	130	-	4	126
Delco Units	30	1	-	31
Express Units	46	-	1	45
International Units	85	1	6	80

Pie Five Units	7	1	-	8

Total	298	3	11	290

Six months ended December 29, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	114	1	6	109
Delco Units	27	1	1	27
Express Units	43	6	3	46
International Units	81	5	-	86

Pie Five Units	11	7	-	18

Total	276	20	10	286

Six months ended December 23, 2012

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	135	-	9	126
Delco Units	29	2	-	31
Express Units	47	-	2	45
International Units	81	5	6	80

Pie Five Units	6	2	-	8

Total	298	9	17	290

We believe that the net decrease of one domestic Pizza Inn unit during the second quarter of fiscal 2014 reflects a return to an improving trend in net domestic store closures that was interrupted by the expiration of an abnormally high number of domestic franchise agreements in fiscal 2013.  The addition of three new international Pizza Inn units during the second quarter of fiscal 2014 continues the trend of gradual growth in the international unit experience over the last several years.  We believe that the addition of three Pie Five Units during the second quarter of fiscal 2014 reflects the beginning of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth and Houston metropolitan areas.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 29,	December 23,	December 29,	December 23,
	2013	2012	2013	2012
Net loss	$(397)	$(120)	$(748)	$(178)
Interest expense	36	35	79	139
Income Taxes - Continuing Operations	(199)	(103)	(368)	(148)
Income Taxes - Discontinued Operations	(6)	(6)	(13)	(13)
Stock compensation expense	15	45	30	90
Depreciation and amortization	322	326	687	627
Adjusted EBITDA	$(229)	$177	$(333)	$517

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facilities and, beginning in the fourth quarter of fiscal 2013, proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities remained relatively flat at $0.2 million for the three months ended December 29, 2013 compared to the three months ended December 23, 2012.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.8 million for the six month period ended December 29, 2013, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $1.3 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $1.6 million for the six month period ended December 29, 2013, which reflected proceeds from the sale of stock partially offset by the repayment of bank debt. Net cash provided of $1.0 million for the comparable period in the prior fiscal year reflected a net increase in borrowing.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf registration statement on Form S-3 to increase the ATM Offering by $5,000,000.  Through December 29, 2013, the Company had sold an aggregate of 570,714 shares in the ATM Offering, realizing aggregate net proceeds of $3.7 million.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of December 29, 2013. As of December 29, 2013, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574%, the balance on the advancing term loan facility was $0.4 million with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of two Company-owned Buffet Units in Texas and one Company-owned Pie Five Unit in Texas that has been relocated in fiscal 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of December 29, 2013 and December 23, 2012, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three or six month periods ending December 29, 2013.  As of December 29, 2013, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

10.1
Amendment No. 1 to At-the-Market Issuance Sales Agreement between Pizza Inn Holdings, Inc. and MLV & Co. LLC dated November 20, 2013 (filed as Exhibit 1.1 to Form 8-K filed on November 20, 2013 and incorporated herein by reference).

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

Dated:  February 12, 2014