Form 10-Q
period 2014-03-30
PIZZA INN HOLDINGS, INC /MO/
filed 2014-05-14
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2014

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

As of May 13, 2014 8,767,944 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013

REVENUES:	$10,912	$9,781	$31,281	$30,767

COSTS AND EXPENSES:
Cost of sales	9,570	8,460	27,028	26,127
General and administrative expenses	1,130	840	3,314	2,995
Franchise expenses	677	608	2,150	1,675
Pre-opening expenses	4	82	160	249
Bad debt	93	45	203	135
Interest expense	34	58	113	197
	11,508	10,093	32,968	31,378

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(596)	(312)	(1,687)	(611)
Income tax benefit	(159)	(22)	(527)	(170)
LOSS FROM CONTINUING OPERATIONS	(437)	(290)	(1,160)	(441)

Loss from discontinued operations, net of taxes	(14)	(100)	(39)	(127)
NET LOSS	$(451)	$(390)	$(1,199)	$(568)

EARNINGS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.05)	$(0.04)	$(0.14)	$(0.05)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Net loss	$(0.05)	$(0.05)	$(0.14)	$(0.07)

EARNINGS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.05)	$(0.04)	$(0.13)	$(0.05)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Net loss	$(0.05)	$(0.05)	$(0.13)	$(0.07)

Weighted average common shares outstanding - basic	8,771	8,021	8,566	8,021

Weighted average common and
potential dilutive common shares outstanding	9,290	8,267	9,109	8,198

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 30,	June 30,
ASSETS	2014 (unaudited)	2013

CURRENT ASSETS
Cash and cash equivalents	$365	$919
Accounts receivable, less allowance for bad debts
of $417 and $228, respectively	3,679	3,139
Notes receivable	123	292
Inventories	1,601	1,615
Income tax receivable	343	343
Deferred income tax assets	943	882
Prepaid expenses and other	336	307
Total current assets	7,390	7,497

LONG-TERM ASSETS
Property, plant and equipment, net	5,652	4,711
Long-term notes receivable	14	40
Long-term deferred tax asset	657	168
Deposits and other	430	119
Total assets	$14,143	$12,535

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,178	$1,572
Accrued expenses	1,611	1,749
Deferred revenues	154	169
Bank debt	375	669
Total current liabilities	4,318	4,159

LONG-TERM LIABILITIES
Bank debt, net of current portion	750	1,856
Deferred revenues, net of current portion	680	370
Deferred gain on sale of property	40	59
Other long-term liabilities	70	22
Total liabilities	5,858	6,466

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 15,849,615 and 15,312,680 shares, respectively;
outstanding 8,730,215 and 8,193,280 shares, respectively	158	153
Additional paid-in capital	13,584	10,174
Retained earnings	19,179	20,378
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	8,285	6,069
	$14,143	$12,535

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 30,	March 24
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,199)	$(568)
Adjustments to reconcile net loss to
cash (used) provided by operating activities:
Depreciation and amortization	1,056	958
(Gain) loss on sale of assets	(40)	129
Stock compensation expense	45	135
Deferred taxes	(551)	(243)
Provision for bad debts	203	44
Changes in operating assets and liabilities:
Notes and accounts receivable	(548)	(172)
Inventories	14	330
Accounts payable - trade	606	(21)
Accrued expenses	(90)	129
Deferred revenue	276	61
Prepaid expenses and other	(367)	(102)
Cash (used) provided by operating activities	(595)	680

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	58	184
Capital expenditures	(1,987)	(1,547)
Cash used for investing activities	(1,929)	(1,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	3,288	-
Proceeds from stock options	82	-
Borrowings of bank debt	-	3,160
Repayments of bank debt	(1,400)	(2,252)
Cash provided by financing activities	1,970	908

Net increase (decrease) in cash and cash equivalents	(554)	225
Cash and cash equivalents, beginning of period	919	590
Cash and cash equivalents, end of period	$365	$815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$113	$248
Income taxes - net	$1	$(84)

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

Fiscal Quarters
The three month periods ended March 30, 2014 and March 24, 2013, each contained 13 weeks.  The nine month periods ended March 30, 2014 and March 24, 2013, each contained 39 weeks.

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

The Company may borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. The Company has not drawn borrowings on the revolving credit facility during fiscal year 2014.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  After such date any outstanding term loans continue to amortize according to each loan’s specified payment schedule.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five Units and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of March 30, 2014. As of March 30, 2014, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574% and scheduled monthly principle payments through September 1 2016.  The balance on the advancing term loan facility was zero with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of March 30, 2014, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the three months and nine months ended March 30, 2014, the Company recognized stock-based compensation expense of $15,000 and $45,000, respectively.  As of March 30, 2014, unamortized stock-based compensation expense was $0.2 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 30, 2014	March 24, 2013

Outstanding at beginning of year	851,306	486,506

Granted	85,392	464,800
Exercised	(39,144)	-
Forfeited/Canceled/Expired	(38,856)	-

Outstanding at end of period	858,698	951,306

Exercisable at end of period	473,659	391,939

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Loss from continuing operations	$(437)	$(290)	$(1,160)	$(441)
Discontinued operations	(14)	(100)	(39)	(127)
Net loss available to common stockholders	$(451)	$(390)	$(1,199)	$(568)

BASIC:
Weighted average common shares	8,771	8,021	8,566	8,021

Loss from continuing operations per share	$(0.05)	$(0.04)	$(0.14)	$(0.05)
Discontinued operations per common share	-	(0.01)	-	(0.02)
Net loss per common share	$(0.05)	$(0.05)	$(0.14)	$(0.07)

DILUTED:
Weighted average common shares	8,771	8,021	8,566	8,021
Dilutive stock options	519	246	543	177
Weighted average common shares outstanding	9,290	8,267	9,109	8,198

Loss from continuing operations per share	$(0.05)	$(0.04)	$(0.13)	$(0.05)
Discontinued operations per common share	-	(0.01)	-	(0.02)
Loss per common share	$(0.05)	$(0.05)	$(0.13)	$(0.07)

For the three months and nine months ended March 30, 2014, options to purchase 15,000 shares of common stock were excluded from the computation of diluted EPS because the options’ exercise prices exceeded the average market price of the common shares for the period.

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

(7)           Income Taxes

For the three and nine month period ended March 30, 2014, income tax benefit of  $0.2 million and $0.5 million, respectively, was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.6 million.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 30, 2014 and March 24, 2013 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Net sales and operating revenues:
Franchising and food and supply distribution	$8,104	$7,719	$23,667	$24,922
Company-owned restaurants (1)	2,808	2,062	7,614	5,845
Consolidated revenues	$10,912	$9,781	$31,281	$30,767

Depreciation and amortization:
Franchising and food and supply distribution	$-	$-	$7	$-
Company-owned restaurants (1)	329	279	921	762
Combined	329	279	928	762
Corporate administration and other	41	61	128	205
Depreciation and amortization	$370	$340	$1,056	$967

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$(74)	$245	$546	$1,526
Company-owned restaurants (1) (2)	(259)	(357)	(1,062)	(956)
Combined	(333)	(112)	(516)	570
Corporate administration and other (2)	(263)	(200)	(1,171)	(1,181)
Operating loss	$(596)	$(312)	$(1,687)	$(611)

Geographic information (revenues):
United States	$10,666	$9,509	$30,561	$29,939
Foreign countries	246	272	720	828
Consolidated total	$10,912	$9,781	$31,281	$30,767

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

The Company operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates and franchises domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At March 30, 2014, Company and franchised restaurants consisted of the following:

	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	3	-	-	13	16

Domestic Franchise	104	25	52	6	187
International Franchise	19	44	8	-	71
Total Franchise	123	69	60	6	258

Total Units	126	69	60	19	274

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 15%, 11% and 6%, respectively, of the total number of domestic restaurants.  International restaurants are located in seven foreign countries.

           Basic and diluted loss per common share remained consistent at $0.05 for the three month periods ended March 30, 2014 and March 24, 2013.  The Company had a net loss for the three month period ended March 30, 2014 of $0.5 million compared to a net loss of $0.4 million for the comparable period in the prior fiscal year, on revenues of $10.9 million for the three month period ended March 30, 2014 compared to $9.8 million in the comparable period in the prior fiscal year.  Earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“Adjusted EBITDA”) for the three month period ended March 30, 2014 decreased $0.2 million to a loss of $0.2 million compared to breakeven for the comparable period in the prior fiscal year.

The increase in net loss from prior year was primarily due to higher general and administrative expenses, franchise costs and bad debt.  Recruiting fees, increased marketing expenses and a legal settlement related to patent litigation contributed to the increased costs.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for all franchise locations. All amounts are in thousands except the average number of units.

Franchise Stores - Total Stores	Three Months Ended		Nine Months Ended
(in thousands, except average data)	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Domestic retail sales of Buffet Units	$20,249	$20,809	$60,631	$65,087
Domestic retail sales of Delco Units	1,292	1,573	3,971	4,830
Domestic retail sales of Express Units	811	675	2,130	2,428
Domestic retail sales of Pie Five Units	899	-	1,688	-
Total domestic retail sales	$23,251	$23,057	$68,420	$72,345

Average number of domestic Buffet Units	104	114	106	121
Average number of domestic Delco Units	25	31	26	29
Average number of domestic Express Units	51	42	46	45
Average number of domestic Pie Five Units	6	-	4	-
	186	187	182	195

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
International retail sales of Buffet Units	$1,663	$2,154	$5,167	$4,653
International retail sales of Delco Units	2,269	2,992	7,066	10,545
International retail sales of Express Units	489	261	1,510	818
Total International retail sales	$4,421	$5,407	$13,743	$16,016

Average number of International Buffet Units	21	20	22	20
Average number of International Delco Units	44	48	47	49
Average number of International Express Units	7	8	7	8
	72	76	76	77

Total domestic chain-wide franchisee retail sales increased $0.2 million, or 0.8%, and international chain-wide retail sales decreased $1.0 million, or 18.2%, for the three months ended March 30, 2014 when compared to the same period of the prior year.  Total domestic chain-wide franchisee retail sales decreased $3.9 million, or 5.4%, and international chain-wide retail sales decreased $2.3 million, or 14.2%, for the nine months ended March 30, 2014 when compared to the same period of the prior year.

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

Franchise Stores - Comparable Stores	Three Months Ended		Nine Months Ended
(in thousands)	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Domestic retail sales of same store Buffet Units	$19,053	$18,771	$56,003	$56,750
Domestic retail sales of same store Delco Units	986	1,069	3,029	3,364
Domestic retail sales of same store Express Units	531	569	1,617	1,753
Total domestic same store retail sales	$20,570	$20,409	$60,649	$61,867

International retail sales of same store Buffet Units	$1,395	$1,711	$3,536	$4,381
International retail sales of same store Delco Units	2,237	2,571	6,587	7,590
International retail sales of same store Express Units	336	346	1,195	860
Total International same store retail sales	$3,968	$4,628	$11,318	$12,831

Domestic comparable store franchisee retail sales increased $0.2 million, or 0.8%, for the three months ended March 30, 2014 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $0.7 million, or 14.3%, for the three months ended March 30, 2014 when compared to the same period of the prior year.  Domestic comparable store franchisee retail sales decreased $1.2 million, or 2.0%, for the nine months ended March 30, 2014 when compared to the same period of the prior year.  International same store franchisee retail sales decreased $1.5 million, or 11.8%, for the nine months ended March 30, 2014 when compared to the same period of the prior year.

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

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Store weeks	169	113	465	296
Average weekly per store sales	13,189	11,283	12,327	11,449
Average number of units	13	9	12	8

Restaurant sales	2,229	1,275	5,732	3,389

Restaurant operating cash flow	205	121	355	278
Depreciation/amortization expense	(280)	(176)	(773)	(455)
Pre-opening expenses	(4)	(82)	(160)	(246)
Allocated corporate administration and other expenses	(59)	(47)	(159)	(124)
Deferred rent adjustment net of store closure/relocation costs	-	-	3	-
Loss from continuing operations before taxes	(138)	(184)	(734)	(547)

Pizza Inn - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Store weeks	39	52	133	156
Average weekly per store sales	14,846	15,145	14,150	15,746
Average number of units	3	4	3	4

Restaurant sales	579	787	1,882	2,456

Restaurant operating cash flow	(36)	(29)	(174)	8
Depreciation/amortization expense	(49)	(103)	(148)	(307)
Pre-opening expenses	-	-	-	-
Allocated corporate administration and other expenses	(36)	(41)	(95)	(110)
Deferred rent adjustment net of store closure/relocation costs	-	-	89	-
Loss from continuing operations before taxes	(121)	(173)	(328)	(409)

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

For Pie Five Company-owned restaurants, the year over year increase in average weekly per store sales in the quarter ended March 30, 2014 was primarily a result of the opening of five new restaurants in the prior twelve months that collectively generated higher average weekly per store sales than the existing restaurants.  In addition, a 4.4% increase in Pie Five Company-owned comparable store sales as compared to the same quarter in the prior fiscal year also contributed to the increase in average weekly per store sales.

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

Total revenues for the three month period ended March 30, 2014 and for the same period in the prior fiscal year were $10.9 million and $9.8 million, respectively.  Total revenues for the nine month period ended March 30, 2014 and for the same period in the prior fiscal year were $31.3 million and $30.8 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Food and supply sales	$7,274	$6,893	$21,138	$22,304
Franchise revenue	830	826	2,529	2,618
Restaurant sales	2,808	2,062	7,614	5,845
Total revenue	$10,912	$9,781	$31,281	$30,767

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 30, 2014, food and supply sales increased to $7.3 million compared to $6.9 million the same period in the prior fiscal year due primarily to an increase in sales to franchisees as a result of increased domestic franchisee retail sales and higher food commodity costs passed through in price.  For the nine month period ended March 30, 2014, food and supply sales decreased to $21.1 million compared to $22.3 million due primarily to a decline in domestic franchisee retail sales in the first half of fiscal 2014.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, had a slight increase for the three month period ended March 30, 2014 compared to the same period in the prior fiscal year.  Decreased international royalties resulting from lower Pizza Inn franchisee retail sales were offset primarily by increased franchise fees from new Pie Five franchisees.  Franchise revenue decreased by $0.1 million for the nine month period ended March 30, 2014 compared to the same period in the prior fiscal year for primarily the same reasons.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 36.2%, or $0.7 million, to $2.8 million for the three month period ended March 30, 2014, compared to $2.1 million for the comparable period in the prior year.  This increase was primarily due to the opening of two new Company-owned restaurants in the second half of fiscal 2013 and four new Company-owned restaurants in fiscal 2014 (one of which was a relocation of an existing restaurant), partially offset by the closing of one Company-owned restaurant in fiscal 2014.  Similarly, restaurant sales increased 30.3%, or $1.8 million, to $7.6 million for the nine month period ended March 30, 2014, compared to $5.8 million for the comparable period in the prior year.

Costs and Expenses

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor, occupancy and general and administrative expenses directly related to restaurant sales, increased $1.1 million, or 13.1%, for the three month period ended March 30, 2014 compared to the comparable period in the prior fiscal year.  The increase in costs was primarily the result of higher food and supply sales.  Cost of sales increased 3.4%, or $0.9 million, for the nine month period ended March 30, 2014 compared to the comparable period in the prior year.  The nine month period ended March 30, 2014 included a net reduction to cost of sales of $0.1 million related to the net impact of adjustments to deferred rent net of costs related to the closure of one Company-owned Pizza Inn restaurant and the relocation of one Company-owned Pie Five restaurant.

General and Administrative Expenses

General and administrative expenses increased $0.3 million for the three month period ended March 30, 2014.  Additional operating expenses associated with new Company-owned Pie Five Units and a legal settlement related to patent litigation was partially offset by reduced stock compensation expense.  General and administrative expenses increased $0.3 million for the nine month period ended March 30, 2014 for substantially the same reasons.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased $0.1 million for the three month period ended March 30, 2014 compared to the comparable period in the prior fiscal year primarily due to higher employee costs and franchise marketing expenses associated with the Company’s Pie Five franchising efforts.  Franchise expenses increased $0.5 million for the nine month period ended March 30, 2014 compared to the comparable period in the prior year for substantially the same reasons.

Pre-Opening Expenses

Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs. Pre-opening expenses for the three and nine month periods ended March 30, 2014 decreased $0.1 million compared to the similar periods of the prior year due to the timing of store openings.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense increased marginally for the three month period ended March 30, 2014 as compared to the comparable period in the prior fiscal year.  Bad debt expense increased $0.1 million for the nine month period ended March 30, 2014 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained relatively flat for the three month period ended March 30, 2014 as compared to the comparable period in the prior fiscal year.  Interest expense decreased slightly for the nine month period ended March 30, 2013 as compared to the comparable period in the prior fiscal year due to a lower average debt balance.

Provision for Income Tax

For the three month period ended March 30, 2014, an income tax benefit of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $1.6 million.

Discontinued Operations

Discontinued operations include losses from a leased building associated with a Company-owned restaurant in Texas that was closed during fiscal 2008.

Restaurant Openings and Closings

The following charts summarize restaurant activity for the three month and nine month periods ended March 30, 2014 and March 24, 2013:

Three months ended March 30, 2014

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic:
Buffet Units	109	-	2	107
Delco Units	27	-	2	25
Express Units	46	7	1	52
Pizza International Units	71	-	-	71

Pie Five Units	18	1	-	19

Total	271	8	5	274

Three months ended March 24, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	126	-	6	120
Delco Units	31	2	1	32
Express Units	45	-	4	41
International Units	65	-	-	65

Pie Five Units	8	1	-	9

Total	275	3	11	267

Nine months ended March 30, 2014

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	114	1	8	107
Delco Units	27	1	3	25
Express Units	43	13	4	52
International Units	66	5	-	71

Pie Five Units	11	8	-	19

Total	261	28	15	274

Nine months ended March 24, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Domestic:
Buffet Units	135	-	15	120
Delco Units	29	4	1	32
Express Units	47	-	6	41
International Units	81	5	21	65

Pie Five Units	6	3	-	9

Total	298	12	43	267

We believe that the net increase of two domestic Pizza Inn units during the third quarter of fiscal 2014 reflects a return to an improving trend in net domestic store closures that was interrupted by the expiration of an abnormally high number of domestic franchise agreements in fiscal 2013.  We believe that the opening of 28 new domestic stores during the last nine months of fiscal 2014 reflects the beginning of an accelerated pace of growth in store openings, particularly for the Pie Five concept and Pizza Inn Express concept.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 30,	March 24,	March 30,	March 24,
	2014	2013	2014	2013
Net loss	$(451)	$(390)	$(1,199)	$(568)
Interest expense	34	58	113	197
Income Taxes - Continuing Operations	(159)	(22)	(527)	(170)
Income Taxes - Discontinued Operations	(7)	(8)	(20)	(66)
Stock compensation expense	15	45	45	135
Depreciation and amortization	370	340	1,056	958
Adjusted EBITDA	$(198)	$23	$(532)	$486

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, borrowings under our credit facilities and, beginning in the fourth quarter of fiscal 2013, proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities increased $1.3 million for the nine months ended March 30, 2014 compared to the nine months ended March 24, 2013 largely due to the decrease in net income net of deferred taxes.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.9 million for the nine month period ended March 30, 2014, primarily for new Company-owned restaurants that opened or will open in the Dallas/Fort Worth, Texas area.  This compares to cash used by investing activities of $1.4 million during the same period in the prior fiscal year attributable to Company-owned restaurants that opened in the Dallas/Fort Worth, Texas area.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $2.0 million for the nine month period ended March 30, 2014, which reflected proceeds from the sale of stock partially offset by the repayment of bank debt. Net cash provided of $0.9 million for the comparable period in the prior fiscal year reflected a net increase in borrowing.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf registration statement on Form S-3 to increase the ATM Offering by $5,000,000.  Through March 30, 2014, the Company had sold an aggregate of 670,152 shares in the ATM Offering, realizing aggregate net proceeds of $4.2 million.

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

The Company may borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility mature. The Company has not drawn borrowings on the revolving credit facility during fiscal 2014.  Availability under the revolving credit facility is limited by advance rates on eligible inventory and accounts receivable.  Per annum interest on indebtedness from time to time outstanding under the revolving credit facility is computed at the Wall Street Journal prime rate plus 1.00% and is payable monthly.  An unused commitment fee of 0.50% per annum is payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M has agreed to make up to $6.0 million in additional term loans to the Company.  After such date any outstanding term loans continue to amortize according to each loan’s specified payment schedule.  Advances for such additional term loans are limited by a percentage of the costs of equipment, leasehold improvements and other opening costs for new Company-owned Pie Five Units and may not be reborrowed after repayment.  Interest only is payable monthly on all additional term loan advances during an annual borrowing period.  At the end of each annual borrowing period, all additional term loan advances during such borrowing period become payable in 48 equal monthly installments of principal plus accrued interest. Interest on each term loan accrues at the Wall Street Journal prime rate plus 1.00% or, at the Company’s option, a fixed rate equal to the Bloomberg 4-year LIBOR swap rate plus 3.90%.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of March 30, 2014. As of March 30, 2014, the balance on the initial term loan facility was $1.1 million with an interest rate of 4.574% and scheduled monthly principle payments through September 1, 2016.  The balance on the advancing term loan facility was zero with an interest rate of 4.25%, the balance on the revolving credit facility was zero with an interest rate of 4.25% and the Company had an outstanding letter of credit of $0.2 million.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 30, 2014 and March 24, 2013, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three or nine month periods ending March 30, 2014.  As of March 30, 2014, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

PIZZA INN HOLDINGS, INC. (Registrant) By: /s/ Randall E. Gier Randall E. Gier President and Chief Executive Officer By: /s/ Donna Lee Donna Lee Controller

Dated:  May 14, 2014