Form 10-Q/A
period 2014-03-30
PIZZA INN HOLDINGS, INC /MO/
filed 2014-07-30
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
TO
FORM 10-Q/A
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

As of May 13, 2014, 8,767,944 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Explanatory Note

Pizza Inn Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, originally filed with the Securities and Exchange Commission on May 9, 2014, for the sole purpose of updating Exhibit 101 to include calculation relationships for certain contributing line items in the Extensible Business Reporting Language (XBRL) formatting of financial information. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6. Exhibits

101 INS 101 SCH 101 CAL 101 LAB 101 PRE 101 DEF
XBRL Instance Document.

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

XBRL Taxonomy Extension Definition Linkbase Document.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIZZA INN HOLDINGS, INC. (Registrant) By: /s/ Randall E. Gier Randall E. Gier President and Chief Executive Officer By: /s/ Donna Lee Donna Lee Controller

Dated: July 30, 2014

3