Form 10-K
period 2014-06-29
PIZZA INN HOLDINGS, INC /MO/
filed 2014-09-23
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the fiscal year ended June 29, 2014.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_Ö_  No__

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [-]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer    Non-accelerated filer    Smaller reporting company  Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___     No  Ö

As of December 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $44.4 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 23, 2014, there were 9,317,672 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for November 18, 2014, have been incorporated by reference in Part III of this report.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or similar expressions.  These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds.  Statements that address business and growth strategies, performance goals, projected financial condition and operating results, our understanding of our competition, industry and market trends, and any other statements or assumptions that are not historical facts are forward-looking statements.

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

PART I

ITEM 1.  BUSINESS.

General

Pizza Inn Holdings, Inc. and its subsidiaries (collectively referred to as the “Company” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 29, 2014, we owned and operated 15 restaurants comprised of 13 Pie Five restaurants (“Pie Five Units”) and two Pizza Inn buffet restaurants (“Buffet Units”).  As of that date we also had seven franchised Pie Five Units and 251 franchised Pizza Inn restaurants.  The 180 domestic franchised Pizza Inn restaurants were comprised of 103 Buffet Units, 24 delivery/carry-out restaurants (“Delco Units”) and 53 express restaurants (“Express Units”).  The 71 international franchised Pizza Inn restaurants were comprised of 18 Buffet Units, 45 Delco Units and 8 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 14%, 12% and 6%, respectively, of the total number of domestic restaurants.

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

Pizza Inn

We operate Buffet Units, Delco Units and Express Units under the Pizza Inn brand.  Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

           Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The buffet is typically offered at prices from $4.99 to $7.99, and the average ticket price, including a drink, was approximately $9.38 per person for fiscal year 2014.  The average per person ticket is slightly higher in restaurants offering beer and wine.

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

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in 140 seconds in our specially designed oven.  Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed toppings, cheeses, sauces and doughs and complete their purchase process in less than five minutes.  Customers can also get freshly prepared entrée and side salads, also made to order from our recipes or at the customer's direction.  They can also choose from several baked daily desserts like brownies, cookie pies, and cakes.  A variety of soft beverages are available, as well as beer and wine in some locations.  Pie Five restaurants offer items at prices from $5.49 to $9.99, and the average ticket price per meal, including a drink, was approximately $8.78 per person for fiscal year 2014. The average per person ticket is slightly higher in restaurants offering beer and wine.

Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space.  The restaurants typically are located in high traffic, high visibility urban or suburban sites in mid to large size metropolitan areas.  With seating for 65 to 85 customers in most units, and patio seating where available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages.  Sales are predominantly on-premise though carry out is offered as well. Future sales growth initiatives may include expanded text ordering and catering services.  Due to the relatively compact footprint of the restaurants, and other operating advantages, we also believe Pie Five is well suited for non-traditional locations such as airports.

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics through the use of a third party customer and site selection tool, as well as a proprietary evaluation process.  We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  While we plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees, we will continue to evaluate our mix of Company-owned and franchised restaurants.  We anticipate continuing to develop new Pizza Inn Buffet and Delco Units in international markets in fiscal 2015, particularly in the Middle East.

In appropriate circumstances, we grant area developer rights for Pizza Inn restaurants in new and existing domestic markets.  A Pizza Inn area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, typically, agrees to a multi-restaurant development schedule. The area developer assists us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

In fiscal 2015, we intend to continue developing franchised Pie Five Units.  As of August 22, 2014, we had nine franchised units open and had executed multi-year development agreements for up to an additional 213 Pie Five Units with 16 franchisees to be located in the U.S., including Alabama, Florida, Kansas, Maryland, Missouri, Nebraska, Oklahoma, North Carolina, Texas, Utah, Tennessee, Virginia, Washington D.C. and Mississippi.  The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area.  The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators.

In fiscal 2015, we also intend to continue to develop Company-owned Pie Five in selected metropolitan areas throughout the United States.  Our ability to open new Company-owned Pie Five Units is largely dependent on our ability to identify and secure suitable locations, to manage and fund the development of such locations and to train and staff the restaurants.

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

  We launched the franchise program for Pie Five in fiscal 2013.  Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2015.  Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

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

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pie Five and Pizza Inn brands.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result, from time to time, in the closing of certain restaurants that have not achieved and maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

Company-Owned Restaurant Operations

As of June 29, 2014, we operated two Buffet Units and 13 Pie Five Units, all in the Dallas/Fort Worth metropolitan area. We do not currently intend to operate any Delco Units or Express Units.  Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.  In addition to generating revenues and earnings, we use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees.

Developing Company-owned Pie Five Units in multiple metropolitan areas is a key component of our strategic plan.  In addition to providing the Company with an attractive economic return, we believe that developing a domestic network of Company-owned Pie Five Units is an important aspect of our strategy for growing the Pie Five system.  Growth in both the franchised and Company-owned Pie Five Units in operation improves the system’s overall economies of scale for advertising, marketing, information systems, distribution and procurement of food products, and other costs.  In fiscal 2015, we plan to allocate additional resources to developing and operating Company-owned Pie Five Units.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 29, 2014, there were 71 Pizza Inn restaurants operating internationally. With the exception of two restaurants in Honduras and one in Bangladesh, all of the restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.  In the future, we may also pursue international opportunities for the development of Pie Five franchisees.

Food and Supply Distribution

Our Norco division provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions for both the Pizza Inn and Pie Five restaurant systems.  We outsource our warehousing and distribution services to reputable and experienced restaurant distribution companies, including Performance Food Group Inc., and UniPro Food Service Inc.. and their affiliates.  The distributors make deliveries to all domestic restaurants from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs and logistical efficiencies.  Norco also arranges for the distribution of certain products and equipment to some international franchisees.

Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.  Franchisees are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend.  In addition, franchisees purchase other non-proprietary food products and supplies from Norco.  Alternatively, franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

Non-proprietary food and ingredients, equipment and other supplies sold by Norco are generally available from several qualified sources.  With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or a limited group of suppliers.  We contract with established food processors for the production of our proprietary products according to our specifications.

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

The Pizza Inn Advertising Plan (“PIAP”) is a Texas non-profit corporation that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP.  Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP.  Members contribute 1% of their sales to PIAP.  PIAP is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP.  We provide certain administrative, marketing and other services to PIAP and are paid by PIAP for such services.  As of June 29, 2014, the Company-owned Buffet Units and substantially all of our domestic franchisees were members of PIAP.  Operators of Express Units do not participate in PIAP.  However, they contribute up to 1% of their sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in PIAP.

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

In the past year we have allocated additional resources to the development and execution of marketing programs for the Pie Five restaurant system to benefit Pie Five franchisees and Company-owned restaurants in different metropolitan areas.  Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, customer satisfaction system, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  We anticipate continuing to expand Pie Five marketing activities commensurate with the growth of the Pie Five system.

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

Employees

As of August 22, 2014, we had 304 employees, including 41 in our corporate office and 29 full-time and 234 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a large number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  In recent years several competitors have developed fast-casual pizza concepts that compete with Pie Five in certain metropolitan areas.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

As of June 29, 2014, the Company also operated two Pizza Inn Buffet Units and 13 Pie Five Units from leased locations.  The operating leases cover premises from 1,765 to 4,634 square feet and have initial terms of from five to ten years at base rental rates of $15.00 to $40.00 per square foot and contain provisions permitting renewal for one or more specified terms.

The Company has two leases for Buffet Units in Texas that were closed in fiscal 2008 and 2014. These leased properties are 4,000 and 4,347 square feet, have annual rental rates of approximately $13.00 and $30.00 per square foot and expire in 2015 and 2020, respectively.  The Company is currently pursuing alternatives for subleasing or terminating these leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 22, 2014, there were approximately 1,874 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2014 or 2013.

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

	High	Low
Fiscal 2014:
Fourth Quarter Ended 6/29/2014	$6.74	$5.41
Third Quarter Ended 3/30/2014	8.29	5.38
Second Quarter Ended 12/29/2013	9.09	7.15
First Quarter Ended 9/29/2013	8.21	5.51

Fiscal 2013:
Fourth Quarter Ended 6/30/2013	$9.18	$3.80
Third Quarter Ended 3/24/2013	3.90	3.03
Second Quarter Ended 12/23/2012	3.48	2.47
First Quarter Ended 9/23/2012	3.94	2.20

Under the Company’s primary credit facility, the Company is restricted in the payment of dividends or other distributions on its common stock.  The Company did not pay any dividends on its common stock during the fiscal years ended June 29, 2014 or June 30, 2013.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 29, 2014.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”) and subject to restrictions under the Company’s primary credit facility.  Subsequent to June 29, 2014, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 29, 2014:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	921,198	$2.92	679,658

Equity compensation
plans not approved by
security holders	-	$-	-

Total	921,198	$2.92	679,658

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

           The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See “Forward-Looking Statements.”

Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company division and through agreements with third party distributors. At June 29, 2014, Company and franchised restaurants consisted of the following:

	Pizza Inn
	Buffet Units	Delco Units	Express Units	Pie Five Units	Total Units
Company Owned	2	-	-	13	15

Domestic Franchise	103	24	53	7	187
International Franchise	18	45	8	-	71
Total Franchise	121	69	61	7	258

Total Units	123	69	61	20	273

The domestic restaurants were located in 18 states predominately situated in the southern half of the United States.  The international restaurants were located in seven foreign countries.

Basic and diluted income per common share decreased $0.02 to a loss of $0.18 and $0.17, respectively, for fiscal 2014, compared to $0.16 and $0.15, respectively, in the prior fiscal year.  Net loss increased $0.3 million to a loss of $1.6 million for fiscal 2014 compared to a loss of $1.3 million for the prior fiscal year on revenues of $42.2 million for fiscal 2014 as compared to $41.2 million in fiscal 2013.  Earnings before interest, taxes, depreciation and amortization, stock compensation expense and impairment on long lived assets and other lease charges (“Adjusted EBITDA”) decreased $1.1 million to a loss of $0.5 million for fiscal 2014 compared to earnings of $0.6 million for the prior fiscal year.

The reduction in net income from prior year is primarily due to lower food and supply sales and higher general and administrative and franchise costs related to additional personnel and other resources to support the growth of Pie Five franchising and Company-owned restaurants.  Partially offsetting these factors was a reduction in the impairment costs and increased earnings from Company-owned Pie Five restaurants.

Results of operations for fiscal 2014 and 2013 included 52 and 53 weeks respectively.

Management believes that key performance indicators in evaluating financial results include domestic and international franchisee retail sales and the number and type of operating restaurants. The following tables summarize these key performance indicators for franchise locations. All amounts are in thousands except the average number of units.

	Fiscal Year Ended
Pizza Inn Franchise Stores - Total Stores	June 29,	June 30,
	2014	2013
Domestic retail sales of Buffet Units	$81,960	$88,519
Domestic retail sales of Delco Units	5,247	6,474
Domestic retail sales of Express Units	3,130	3,157
Total domestic retail sales	$90,337	$98,150

Average number of domestic Buffet Units	105	118
Average number of domestic Delco Units	25	29
Average number of domestic Express Units	48	44

	Fiscal Year Ended
	June 29,	June 30,
	2014	2013
International retail sales of Buffet Units	$7,036	$7,379
International retail sales of Delco Units	10,104	10,576
International retail sales of Express Units	2,224	1,405
Total International retail sales	$19,364	$19,360

Average number of International Buffet Units	21	20
Average number of International Delco Units	45	49
Average number of International Express Units	7	8

Total domestic chain-wide franchisee retail sales decreased $7.8 million, or 8.0%, while international chain-wide retail remained consistent compared to the prior year.  The reduction in domestic franchise retail sales was primarily due to an additional week in the prior fiscal year, a 1.1% reduction in average weekly comparable store sales and the closure of domestic Buffet Units.

Management also believes that a comparison of period-to-period retail sales by restaurants open throughout both periods is an important performance measure in evaluating financial results. The calculation of “comparable store sales” includes the sales results for restaurants which have been open for at least 18 months as of the end of the reporting period.  The sales results for any restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.

The following tables summarize franchise comparable store retail sales for the periods presented (with fiscal 2013 adjusted to 52 weeks comparable to fiscal 2014):

	Fiscal Year Ended
Pizza Inn Franchise Stores - Comparable Stores	June 29,	June 30,
	2014	2013
Domestic retail sales of comparable store Buffet Units	$77,903	$78,253
Domestic retail sales of comparable store Delco Units	3,877	4,250
Domestic retail sales of comparable store Express Units	2,285	2,490
Total domestic comparable store retail sales	$84,065	$84,993

International retail sales of comparable store Buffet Units	$3,764	$4,178
International retail sales of comparable store Delco Units	9,319	9,883
International retail sales of comparable store Express Units	1,680	1,212
Total International comparable store retail sales	$14,763	$15,273

Domestic comparable store franchisee retail sales (adjusted to 52 weeks for both fiscal years) decreased $0.9 million, or 1.1%, when compared to the prior year.  International comparable store sales (adjusted to 52 weeks for both fiscal years) decreased $0.5 million, or 3.3%, when compared to the prior year.

The following table summarizes the results and key performance indicators for the Pie Five and Pizza Inn Company-owned restaurants. We believe this information is useful to management and investors to measure the performance of the Company-owned restaurants. These indicators provide performance trend information as well as the cash flow of the restaurants before depreciation and amortization, pre-opening costs, allocated corporate administration and extraordinary expenses. This information is important in evaluating the effectiveness of our business strategies and for planning and budgeting purposes. Restaurant operating cash flow is a non-GAAP financial measure that should not be viewed as an alternative or substitute for our reported results in accordance with U.S. generally accepted accounting principles (“GAAP”). The fourth quarters and fiscal year periods ended June 29, 2014 and June 30, 2013, contained 13 and 14 weeks, respectively, and 52 and 53 weeks, respectively.

Pie Five - Company-Owned Restaurants
(in thousands, except store weeks and average data)	Three Months Ended				Fiscal Year Ended
	Sept 29,	Dec 29,	March 30,	June 29,	June 29,
	2013	2013	2014	2014	2014
Store weeks	140	156	169	169	634
Average weekly sales	11,850	11,821	13,189	14,018	12,778
Average number of units	11	12	13	13	12

Restaurant sales	1,659	1,844	2,229	2,369	8,101

Restaurant operating cash flow	81	69	205	251	606
Depreciation/amortization expense	(256)	(237)	(280)	(274)	(1,047)
Pre-opening costs	(86)	(70)	(4)	(1)	(161)
Allocated corporate administration and other expenses	(41)	(59)	(59)	(50)	(209)
Deferred rent adjustment net of store closure/relocation costs	-	3	-	-	3
Loss from continuing operations before taxes	(302)	(294)	(138)	(74)	(808)

	Three Months Ended				Fiscal Year Ended
	Sept 23,	Dec 23,	March 24,	June 30,	June 30,
	2012	2012	2013	2013	2013
Store weeks	82	101	113	129	425
Average weekly sales	11,732	11,406	11,283	11,194	11,372
Average number of units	6	8	9	10	8

Restaurant sales	962	1,152	1,275	1,444	4,833

Restaurant operating cash flow	62	95	121	161	439
Depreciation/amortization expense	(122)	(157)	(176)	(189)	(644)
Pre-opening costs	(79)	(85)	(82)	(40)	(286)
Allocated corporate administration and other expenses	(26)	(51)	(47)	(23)	(147)
Loss from continuing operations before taxes	(165)	(198)	(184)	(91)	(638)

Pizza Inn - Company-Owned Restaurants
(in thousands, except store weeks and average data)	Three Months Ended				Fiscal Year Ended
	Sept 29,	Dec 29,	March 30,	June 29,	June 29,
	2013	2013	2014	2014	2014
Store weeks	52	42	39	32	165
Average weekly sales	14,456	12,839	14,767	15,340	14,289
Average number of units	4	3	3	2	3

Restaurant sales	752	539	576	491	2,358

Restaurant operating cash flow	(23)	(31)	(3)	(16)	(73)
Depreciation/amortization expense	(50)	(50)	(49)	(48)	(197)
Allocated corporate administration and other expenses	(30)	(29)	(36)	(39)	(134)
Loss from continuing operations before taxes	(103)	(110)	(88)	(103)	(404)

	Three Months Ended				Fiscal Year Ended
	Sept 23,	Dec 23,	March 24,	June 30,	June 30,
	2012	2012	2013	2013	2013
Store weeks	52	52	52	56	212
Average weekly sales	13,250	12,308	12,000	12,714	12,571
Average number of units	4	4	4	4	4

Restaurant sales	689	640	624	712	2,665

Restaurant operating cash flow	6	14	(6)	(2)	12
Depreciation/amortization expense	(77)	(78)	(78)	(173)	(406)
Allocated corporate administration and other expenses	(31)	(38)	(41)	(31)	(141)
Loss from continuing operations before taxes	(102)	(102)	(125)	(206)	(535)

Store weeks represent the total number of weeks Company-owned restaurants were open during the period. Average weekly sales represents the average weekly revenues earned by all Company-owned restaurants that were open during the period. Restaurant operating cash flow represents the income or loss from continuing operations of Company-owned restaurants before taxes plus 1) depreciation and amortization, 2) pre-opening expenses, 3) allocated corporate administration and 4) extraordinary expenses. Pre-opening expenses consist primarily of certain costs incurred prior to the opening of a restaurant, including: 1) marketing and promotional expenses, 2) accrued rent, and 3) manager salaries, employee payroll and related training costs.

For the Pie Five Company-owned restaurants, the increase in average weekly sales and restaurant operating cash flow is due to an increase in store count and higher weekly sales primarily in the new units.

For the Pizza Inn Company-owned restaurants, the reduction in total sales and restaurant operating cash flow compared to the prior year was due to a reduction in comparable store sales and a decrease in store count.

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

Total revenues for fiscal 2014 and for the same period in the prior fiscal year were $42.2 million and $41.2 million, respectively.  Revenue for these periods consisted of the following:

	June 29,	June 30,
	2014	2013
Food and supply sales	$28,810	$30,095
Franchise revenue	3,443	3,588
Restaurant sales	9,971	7,498
Total revenue	$42,224	$41,181

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2014, food and supply sales decreased 4.3% to $28.8 million compared to $30.1 million for the prior fiscal year due to a decrease in sales to franchisees as a result of a $7.8 million, or 8.0%, decrease in domestic franchisee retail sales attributable to one less week than the prior year, a reduction in the average number of stores open and a slight decrease in comparable store sales in the current year when compared to prior year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, decreased to $3.4 million for fiscal 2014 compared to $3.6 million for the prior fiscal year as the result of lower domestic and international royalties resulting from lower franchisee retail sales and one less week than the prior year, which were partially offset by an increase in development fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 33.0%, or $2.5 million, to $10.0 million for fiscal 2014 compared to $7.5 million for the prior fiscal year.  These increases were due to three new Company-owned Pie Five Units in fiscal 2014 and five new Company-owned Pie Five Units during fiscal 2013. These increases were partially offset by the closing of two Company-owned Pizza Inn buffet restaurants in fiscal 2014 and an additional week in the prior year.

Costs and Expenses

Cost of Sales

Cost of sales primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales. These costs increased 4.5%, or $1.5 million, to $36.3 million for fiscal 2014 compared to $34.8 million for the prior fiscal year.  The increases in costs were primarily due to the increased number of Company-owned Pie Five Units partially offset by lower distribution costs due to lower food and supply sales and one less week compared to the prior year.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased to $2.9 million from $2.4 million in the prior fiscal year primarily due to higher payroll, travel and marketing costs during fiscal 2014 as a result of the addition of personnel to develop and grow the Pie Five franchise system.

General and Administrative Expenses

General and administrative expenses increased $0.3 million to $4.4 million for fiscal 2014 compared to $4.1 million for the prior fiscal year due to the operating expenses associated with the new Company-owned Pie Five restaurants, and future growth plans.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening.  Pre-opening expenses decreased slightly to $0.2 million from $0.3 million in the prior year.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2014, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of two Pie Five restaurants.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased to $0.3 million in fiscal 2014 compared to $0.2 million in the prior year.  The Company believes that this provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense decreased $0.1 million for the year ended June 29, 2014, compared to the prior year due to lower average borrowings on the Company’s credit facilities in the current year.

Provision for Income Tax

Income tax benefit for fiscal 2014 increased $0.3 million to $0.8 million and was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  The increase in tax benefit in fiscal 2014 was due to the increased net loss in fiscal 2014.  The effective tax rate increased to 33.9% in fiscal 2014 from 31.9% in fiscal 2013 due primarily to adjusted state tax calculations.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax assets of $1.9 million.

Discontinued Operations

Discontinued operations include losses from two Pizza Inn locations in Texas.  One is a leased building associated with a Company-owned restaurant closed during fiscal 2008.  The other is results of operations for a Company-owned restaurant that was closed in the fourth quarter of fiscal 2014 due to declining sales.

Restaurant Openings and Closings

The following charts summarize restaurant activity for fiscal 2014 and fiscal 2013:

Fiscal year ended June 29, 2014

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic
Buffet Units	114	2	11	105
Delco Units	27	1	4	24
Express Units	43	15	5	53
Pizza Inn International Units	66	6	1	71

Pie Five Units	11	9	-	20

Total	261	33	21	273

Fiscal year ended June 30, 2013

	Beginning			End of
	of Period	Opened	Closed	Period
Pizza Inn Domestic
Buffet Units	135	-	21	114
Delco Units	29	2	4	27
Express Units	47	3	7	43
Pizza Inn International Units	66	6	6	66

Pie Five Units	6	5	-	11

Total	283	16	38	261

We believe that the net decrease of two domestic Pizza Inn units during fiscal 2014 reflects an overall improving trend in net domestic store closures that was interrupted by the expiration of an abnormally high number of domestic franchise agreements in fiscal 2013.  We believe that the opening of a total of 27 new domestic stores during fiscal 2014 reflects the beginning of an accelerated pace of growth in store openings, particularly for the Pie Five concept and the Pizza Inn Express concept.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown:

	Fiscal Year Ended
	June 29,	June 30,
	2014	2013
Net Loss	$(1,567)	$(1,261)
Interest Expense	142	244
Income Taxes--Continuing Operations	(760)	(504)
Income Taxes--Discontinued Operations	(58)	(94)
Stock compensation expense	68	150
Impairment of long-lived assets and other lease charges	253	766
Depreciation and amortization	1,454	1,304
Adjusted EBITDA	$(468)	$605

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash used by operations was $0.1 million in fiscal 2014 compared to $0.7 provided in fiscal year 2013.

The Company used cash for investing activities of approximately $2.0 million in fiscal 2014 mainly for three new and one relocation of Company-owned Pie Five Units. The Company used cash for investing activities of approximately $2.1 million in fiscal 2013 mainly for new Company stores.

Cash flows from financing activities generally reflect changes in the Company's net borrowings, stock options exercised and proceeds from the sale of stock during the period. During fiscal 2014, the Company had a net decrease of $1.8 million in bank debt.  During fiscal 2013, the Company had a net increase of $0.8 million in bank debt.  During fiscal 2014, the Company had proceeds from the sale of stock of $5.6 million compared to $0.9 million in the prior year.  During fiscal 2014, the Company had proceeds from the exercise of stock options of $0.1 million compared to zero in the prior year.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf registration statement on Form S-3 to increase the ATM Offering by $5,000,000.  Through June 29, 2014, the Company had sold an aggregate of 1,060,949 shares in the ATM Offering, realizing aggregate net proceeds of $5.6 million.

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility would mature. The Company did not draw borrowings on the revolving credit facility during fiscal 2014 and has allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at fiscal year end or the expiration of the advance period.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of June 29, 2014. As of June 29, 2014, the balance on the initial term loan facility was $0.8 million with an interest rate of 4.574% and scheduled monthly principle payments through September 1, 2016.  The Company also had an outstanding letter of credit of $0.2 million.

Liquidity

We expect to fund continuing operations, planned capital expenditures and new restaurant openings for the next fiscal year from operating cash flow and net proceeds from the ATM Offering.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2015 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2014, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of two Company-owned Pie Five restaurants.  During fiscal year 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of two Company-owned Buffet Units in Texas and one Company-owned Pie Five Unit in Texas that relocated in fiscal 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 29, 2014 and June 30, 2013, the Company had no uncertain tax positions.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 29, 2014.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	2.	Any financial statement schedule filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	3.	Exhibits:

		3.1	Articles of Incorporation of Pizza Inn Holdings, Inc. (filed as Exhibit 3.1 to Form 8-K filed September 23, 2011 and incorporated herein by reference).

		3.2	Bylaws of Pizza Inn Holdings, Inc. (filed as Exhibit 3.2 to Form 8-K filed September 23, 2011 and incorporated herein by reference).

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

		10.3	Employment letter dated November 8, 2012, between Pizza Inn Holdings, Inc. and Randall Gier (filed as Exhibit 10.1 to Form 8-K filed November 15, 2012, and incorporated herein by reference).*

		10.4	Employment letter dated April 7, 2014, between Pizza Inn Holdings, Inc. and Tim Mullany (filed as Exhibit 10.1 to Form 8-K filed April 30, 2014, and incorporated herein by reference).*

		10.5	Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank and Trust Company dated August 28, 2012 (filed as Exhibit 10.1 to Form 8-K filed August 30, 2012 and incorporated herein by reference).

		10.6	First Amendment to Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated June 13, 2013 (filed as Exhibit 10.1 to Form 8-K filed June 14, 2013, and incorporated herein by reference.

		10.7	Second Amendment to Loan and Security Agreement among Pizza Inn, Inc., Pie Five Pizza Company, Inc. and The F&M Bank & Trust Company dated September 10, 2013 (filed as Exhibit 10.1 to Form 8-K filed September 13, 2013, and incorporated herein by reference).

10.8	At-the-Market Issuance Sales Agreement between Pizza Inn Holdings, Inc. and MLV & Co. LLC dated May 20, 2013 (filed as Exhibit 1.1 to Form 8-K filed May 20, 2013, and incorporated herein by reference).

10.9	Amendment No. 1 to At-the-Market Issuance Sales Agreement between Pizza Inn Holdings, Inc. and MLV & Co. LLC dated November 20, 2013 (filed as Exhibit 1.1 to Form 8-K filed November 20, 2013, and incorporated herein by reference).

10.10	Advisory Services Agreement between Pizza Inn Holdings, Inc. and NCM Services, Inc. dated February 20, 2014 (filed as Exhibit 10.1 to Form 8-K filed February 24, 2014, and incorporated herein by reference).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pizza Inn Holdings, Inc.
Date: September 23, 2014	By: /s/ Randall E. Gier
Randall E. Gier
President and Chief Executive Officer

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Randall E. Gier	September 23, 2014
Randall E. Gier
President and Chief Executive Officer (Principal Executive Officer)

/s/Timothy E. Mullany	September 23, 2014
Tim Mullany
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Mark E. Schwarz	September 23, 2014
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 23, 2014
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 23, 2014
Steven M. Johnson
Director

/s/ James K. Zielke	September 23, 2014
James K. Zielke
Director

/s/Robert B. Page	September 23, 2014
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 23, 2014
William Hammett
Director

/s/ Clinton J. Coleman	September 23, 2014
Clinton J. Coleman
Director

PIZZA INN HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pizza Inn Holdings, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Pizza Inn Holdings, Inc. as of June 29, 2014 and June 30, 2013 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pizza Inn Holdings, Inc. as of June 29, 2014 and June 30, 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 23, 2014

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 29,	June 30,
	2014	2013

REVENUES:	$42,224	$41,181

COSTS AND EXPENSES:
Cost of sales	36,325	34,767
Franchise expenses	2,931	2,390
General and administrative expenses	4,373	4,106
Pre-opening expenses	161	286
Impairment of long-lived assets and other lease charges	253	766
Bad debt	253	205
Interest expense	142	244
	44,438	42,764

LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES	(2,214)	(1,583)

Income tax benefit	(760)	(504)

LOSS FROM
CONTINUING OPERATIONS	(1,454)	(1,079)

Loss from discontinued operations, net of taxes	(113)	(182)

NET LOSS	$(1,567)	$(1,261)

LOSS PER SHARE OF COMMON
STOCK - BASIC:
Loss from continuing operations	$(0.17)	$(0.13)
Loss from discontinued operations	$(0.01)	$(0.03)
Net loss	$(0.18)	$(0.16)

LOSS PER SHARE OF COMMON
STOCK - DILUTED:
Loss from continuing operations	$(0.16)	$(0.13)
Loss from discontinued operations	$(0.01)	$(0.02)
Net loss	$(0.17)	$(0.15)

Weighted average common
shares outstanding - basic	8,635	8,031

Weighted average common
shares outstanding - diluted	9,173	8,310

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29,	June 30,
ASSETS	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$2,796	$919
Accounts receivable, less allowance for doubtful
accounts of $276 and $228, respectively	3,276	3,139
Notes receivable	81	292
Inventories	1,703	1,615
Income tax receivable	386	343
Deferred income tax assets	951	882
Prepaid expenses and other	173	307
Total current assets	9,366	7,497

LONG-TERM ASSETS
Property, plant and equipment, net	5,133	4,711
Long-term notes receivable	134	40
Long-term deferred tax asset	939	168
Deposits and other	396	119
Total assets	$15,968	$12,535
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,023	$1,572
Accrued expenses	926	792
Deferred rent	163	249
Deferred revenues	177	169
Bank debt	500	669
Total current liabilities	3,789	3,451

LONG-TERM LIABILITIES
Bank debt, net of current portion	267	1,856
Deferred rent, net of current portion	822	708
Deferred revenues, net of current portion	791	370
Deferred gain on sale of property	34	59
Other long-term liabilities	23	22
Total liabilities	5,726	6,466

COMMITMENTS AND CONTINGENCIES (See Notes F and J)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 16,240,412 and 15,312,680 shares, respectively;
outstanding 9,121,012 and 8,193,280 shares, respectively	162	153
Additional paid-in capital	15,905	10,174
Retained earnings	18,811	20,378
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	10,242	6,069
Total Liabilities & Shareholders' Equity	$15,968	$12,535

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE, JUNE 24, 2012	8,021	$151	$9,154	$21,639	(7,119)	$(24,636)	$6,308

Stock compensation expense	-	-	150	-	-	-	150
Stock options exercised	-	-	-	-	-	-	-
Sale of Stock	172	2	870				872
Net loss	-	-	-	(1,261)	-	-	(1,261)

BALANCE, JUNE 30, 2013	8,193	$153	$10,174	$20,378	(7,119)	$(24,636)	$6,069

Stock compensation expense	-	-	68	-	-	-	68
Stock options exercised	39	-	82	-	-	-	82
Sale of Stock	889	9	5,581				5,590
Net loss	-	-	-	(1,567)	-	-	(1,567)

BALANCE, JUNE 29, 2014	9,121	$162	$15,905	$18,811	(7,119)	$(24,636)	$10,242

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 29,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,567)	$(1,261)
Adjustments to reconcile net loss to cash
(used in) provided by operating activities:
Impairment of fixed assets and other assets	253	766
Depreciation and amortization	1,454	1,304
(Gain) loss on the sale of assets	(97)	129
Provision for bad debt	48	25
Stock compensation expense	68	150
Deferred income taxes	(840)	(671)
Changes in operating assets and liabilities:
Notes and accounts receivable	(70)	(283)
Income tax receivable	(41)	88
Inventories	(88)	237
Prepaid expenses and other	(213)	247
Deferred revenue	404	-
Accounts payable - trade	451	10
Accrued expenses	163	(7)
Cash (used) provided by operating activities	(75)	734

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	106	184
Capital expenditures	(2,068)	(2,244)
Cash used for investing activities	(1,962)	(2,060)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of bank debt	-	3,460
Repayments of bank debt	(1,758)	(2,677)
Proceeds from sale of stock	5,590	872
Proceeds from exercise of stock options	82	-

Cash provided by financing activities	3,914	1,655

Net increase in cash and cash equivalents	1,877	329
Cash and cash equivalents, beginning of year	919	590
Cash and cash equivalents, end of year	$2,796	$919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$142	$296
Income taxes (refunded) paid	$17	$(67)

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Pizza Inn Holdings, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 29, 2014, we owned and operated 15 restaurants comprised of 13 Pie Five restaurants (“Pie Five Units”) and two Pizza Inn buffet restaurants (“Buffet Units”).  As of that date, we also had seven franchised Pie Five Units and 251 franchised Pizza Inn restaurants.  The 180 domestic franchised Pizza Inn restaurants were comprised of 103 Buffet Units, 24 delivery/carry-out restaurants (“Delco Units”) and 53 express restaurants (“Express Units”).  The 71 international franchised Pizza Inn restaurants were comprised of 18 Buffet Units, 45 Delco Units and 8 Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 34%, 14%, 12% and 6%, respectively, of the total number of domestic restaurants.

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

Discontinued operations include losses from two Pizza Inn locations in Texas.  One is a leased building associated with a Company-owned restaurant closed during fiscal 2008.  The other is results of operations for a Company-owned restaurant that was closed in the fourth quarter of fiscal 2014 due to declining sales.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2014 and 2013, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million and $0.8 million, respectively, related to the carrying value of two Company-owned Buffet Units in Texas and three Company-owned Pie Five Units in Texas.

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

Notes Receivable:

Notes receivable primarily consist of accounts receivable from franchisees converted into notes.  The majority of amounts and terms are contained under formal promissory and personal guarantee agreements.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due weekly or monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2016 and bear interest at rates that range from 7% to 15% (8% average rate at June 29, 2014).

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

Notes receivable as of June 29, 2014 totaled $215,000, of which $81,000 is included in current assets, notes receivable and $134,000 is included in long-term notes receivable in the accompanying balance sheet.

The principal balance outstanding on the notes and advances receivable and expected principal collections for the next five years and thereafter were as follows as of June 29, 2014 (in thousands):

Notes
Receivable
2015	81
2016	10
2017	8
2018	12
2019 and thereafter	104
$215

There were no charge offs for the fiscal year ended June 29, 2014.

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

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2014 and 2013 determined that it was more likely than not that the deferred tax asset would be fully realized based on the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.  This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 29, 2014 and June 30, 2013, the Company had no uncertain tax positions.  Federal returns for tax years 2010 through 2013 remained open for examination as of June 29, 2014.

Pre-Opening Expense:

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the years ended June 29, 2014 and June 30, 2013, 91% and 93%, respectively, of franchise revenue was comprised of recurring royalties.

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

At June 29, 2014, the Company had one stock-based employee compensation plan, and one stock-based non-employee director compensation plan.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.  The Company’s stock-based compensation plans are described more fully in Note H.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had approximately $0.8 million in bank debt at June 29, 2014.  The fair value of bank debt approximated its carrying value at June 29, 2014.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 29, 2014 and the fiscal year ended June 30, 2013 contained 52 and 53 weeks, respectively.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 29,	June 30,
	Lives	2014	2013

Equipment, furniture and fixtures	3 - 7 yrs	$4,864	$4,668
Software	5 yrs	424	367
Vehicle	2 - 3 yrs	19	19
Leasehold improvements	10 yrs or lease term, if shorter	4,820	4,611
		10,127	9,665
Less: accumulated depreciation/amortization		(4,994)	(4,954)
		$5,133	$4,711

Depreciation and amortization expense was approximately $1.5 million and $1.3 million for the fiscal years ended June 29, 2014 and June 30, 2013, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 29,	June 30,
	2014	2013
Compensation	$455	$388
Other	244	243
Professional fees	132	63
Insurance loss reserves	95	98

	$926	$792

NOTE D - LONG-TERM DEBT:

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility would mature. The Company did not draw borrowings on the revolving credit facility during fiscal 2014  and has allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at fiscal year end or the expiration of the advance period.

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

The Company was in compliance with all covenants under the F&M Loan Agreement as of June 29, 2014. As of June 29, 2014, the balance on the initial term loan facility was $0.8 million with an interest rate of 4.574% and scheduled monthly principle payments through September 1, 2016.  As of June 29, 2014, the outstanding principal balance of the F&M term loan facility was payable as follows (in thousands):

Bank
Debt

2015	$500
2016	267
2017	-
2018	-
2019	-
$767

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended
	June 29,	June 30,
	2014	2013
Current - Federal	$-	$-
Current - State	18	33
Deferred - Federal	(722)	(533)
Deferred - State	(56)	(4)
Provision for income taxes	$(760)	$(504)

Included in loss from discontinued operations is $59,000 and $94,000 of tax benefit for the fiscal years ended June 29, 2014 and June 30, 2013, respectively.

The effective income tax rate varied from the statutory rate for the years ended June 29, 2014 and June 30, 2013 as reflected below (in thousands):

	June 29,	June 30,
	2014	2013
Federal income taxes based on 34%
of pre-tax income	$(763)	$(538)
State income tax, net of federal effect	(52)	22
Permanent adjustments	8	13
Other	47	(1)
	$(760)	$(504)

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 29,	June 30,
	2014	2013

Current
Reserve for bad debt	$98	$81
Deferred fees	54	52
Other reserves and accruals	798	749
	950	882
Non Current
Credit carryforwards	24	129
Net operating loss carryforwards	181	300
Depreciable assets	734	(261)

Total gross deferred tax asset	1,889	1,050

Valuation allowance	-	-

Net deferred tax asset	$1,889	$1,050

At the end of fiscal 2014, the Company had net operating loss carryforwards totaling $2.0 million that are available to reduce future taxable income and will begin to expire in 2031.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset.

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

Future minimum rental payments under non-cancelable leases, net of subleases, with initial or remaining terms of one year or more at June 29, 2014 were as follows (in thousands):

Operating
Leases

2015	$1,669
2016	1,609
2017	1,228
2018	849
2019	799
Thereafter	2,144
$8,298

Rental expense consisted of the following (in thousands):

	Year Ended
	June 29,	June 30,
	2014	2013

Minimum rentals	$1,448	$1,322
Sublease rentals	(182)	(182)
	$1,266	$1,140

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

For the years ended June 29, 2014 and June 30, 2013, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $12,400 and $33,500, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company are eligible to receive options to purchase shares of the Company’s common stock.  Options are granted at market value of the stock on the date of grant, are subject to various vesting and exercise periods as determined by the Compensation Committee of the Board of Directors, and may be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock are authorized for issuance under the 2005 Employee Plan.  During the 2014 fiscal year, options to purchase 139,228 shares were granted under the 2005 Employee Plan.  Also during the 2014 fiscal year, 39,144 shares of common stock were issued upon the exercise of options.  As of June 29, 2014, there were 471,828 shares available to be issued under the plan.

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company are eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year, up to 40,000 shares per year, are automatically granted to each non-employee director on the first day of each fiscal year.  Options are granted at market value of the stock on the first day of each fiscal year, with vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 650,000 shares of Company common stock are authorized for issuance pursuant to the 2005 Directors Plan as amended.  During the 2014 fiscal year, 8,664 options were granted under the 2005 Directors Plan, all of which were outstanding at June 29, 2014.  As of June 29, 2014, there were 207,830 shares available to be issued under the plan.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Year Ended
	June 29, 2014		June 30, 2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	851,306	$2.54	486,506	$2.80

Granted	147,892	$4.92	464,800	$2.70
Exercised	(39,144)	$2.12	-
Forfeited/Canceled/Expired	(38,856)	$3.15	(100,000)	$4.72

Outstanding at end of year	921,198	$2.92	851,306	$2.54

Exercisable at end of year	473,659	$2.43	459,439	$2.42

Weighted-average fair value of
options granted during the year		$3.64		$1.29

Total intrinsic value of
options exercised		$82,845		$-

At June 29, 2014, the total intrinsic value of options outstanding was $3.1 million and of options exercisable was $1.2 million.

The following table provides information on options outstanding and options exercisable as of June 29, 2014:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Options	Remaining	Weighted-	Options	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 29, 2014	Life (Years)	Exercise Price	at June 29, 2014	Exercise Price

$1.55 - 1.95	136,506	5.2	$1.90	136,506	$1.90
$1.96 - 2.35	130,000	4.0	$2.32	130,000	$2.32
$2.36 - 2.75	412,000	8.2	$2.57	88,000	$2.65
$2.76 - 3.30	115,000	6.4	$3.13	115,000	$3.13
$3.31 - 3.81	41,528	8.5	$3.81	4,153	$0.00
$5.51 - 5.74	8,664	0.7	$5.74	-	$0.00
$5.95 - 6.05	62,500	9.8	$6.02	-	$0.00
$8.16	15,000	9.4	$8.16	-	$0.00
	921,198	7.0	$2.92	476,659	$2.43

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

The following weighted average assumptions were used for options granted or had options been granted:

	June 29,	June 30,
Fiscal Years Ended	2014	2013

Expected life (in years)	6.0	6.0
Expected volatility	42.8%	48.9%
Risk-free interest rate	1.5%	1.1%
Expected forfeiture rate	58.2%	61.8%

The share based compensation expense is included in general and administrative expense in the statement of operations.

At June 29, 2014, the Company had unvested options to purchase 447,539 shares with a weighted average grant date fair value of $2.00.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.3 million at June 29, 2014.  The weighted average remaining requisite service period of the unvested awards was 21.1 months.  Stock compensation expense of $0.1 million and $0.2 million was recognized in fiscal years 2014 and 2013, respectively.

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2014 and, as of June 29, 2014, there were 848,425 shares available to repurchase under the plan.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “ATM Offering”). The ATM Offering is being undertaken pursuant to Rule 415 and a universal shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013. The Company pays to MLV a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  Through June 29, 2014, the Company had sold an aggregate of 1,060,949 shares of common stock in the ATM Offering, realizing net proceeds of $5.6 million.  Expenses associated with the ATM Offering were $43,000 and $52,000 in fiscal 2014 and fiscal 2013, respectively, which includes fees and expense reimbursement to MVL and legal and other offering expenses incurred by the Company.

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

	Year Ended
	June 29,	June 30,
	2014	2013
Loss from continuing operations	$(1,454)	$(1,079)
Discontinued operations	(113)	(182)
Net loss available to common stockholders	$(1,567)	$(1,261)

BASIC:
Weighted average common shares	8,635	8,031

Loss from continuing operations per common share	$(0.17)	$(0.13)
Discontinued operations per common share	(0.01)	(0.03)
Net loss per common share	$(0.18)	$(0.16)

DILUTED:
Weighted average common shares	8,635	8,031
Stock options	538	279
Weighted average common shares outstanding	9,173	8,310

Loss from continuing operations per common share	$(0.16)	$(0.13)
Discontinued operations per common share	(0.01)	(0.02)
Net loss per common share	$(0.17)	$(0.15)

At June 29, 2014, options to purchase 75,000 shares of common stock at an exercise price of $5.51 were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during the year.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the years ended June 29, 2014 and June 30, 2013 (in thousands):

	Year Ended
	June 29,	June 30,
	2014	2013
Net sales and operating revenues:
Franchising and food and supply distribution	$32,253	$33,683
Company-owned restaurants (1)	9,971	7,498
Consolidated revenues	$42,224	$41,181

Depreciation and amortization:
Franchising and food and supply distribution	$19	$-
Company-owned restaurants (1)	1,244	1,050
Combined	1,263	1,050
Corporate administration and other	191	254
Depreciation and amortization	$1,454	$1,304

Loss from continuing operations before taxes
Franchising and food and supply distribution (2)	$762	$2,136
Company-owned restaurants (1) (2)	(1,212)	(1,173)
Combined	(450)	963
Impairment of long-lived assets and other lease charges	(253)	(766)
Corporate administration and other (2)	(1,511)	(1,780)
Loss from continuing operations before taxes	$(2,214)	$(1,583)

Capital Expenditures:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants	1,918	2,110
Corporate administration	150	134
Combined capital expenditures	$2,068	$2,244

Assets:
Franchising and food and supply distribution	$5,231	$4,909
Company-owned restaurants	4,631	4,696
Corporate administration	6,106	2,930
Combined assets	$15,968	$12,535

(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed
Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$41,342	$40,123
Foreign countries	882	1,058
Consolidated total	$42,224	$41,181