Form 10-Q
period 2014-09-28
PIZZA INN HOLDINGS, INC /MO/
filed 2014-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2014

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

As of November 07, 2014 9,357,235 shares of the issuer’s common stock were outstanding.

PIZZA INN HOLDINGS, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28,	September 29,
	2014	2013

REVENUES:	$11,306	$10,067

COSTS AND EXPENSES:
Cost of sales	9,614	8,674
General and administrative expenses	1,109	1,015
Franchise expenses	715	667
Pre-opening expenses	35	86
Bad debt	79	45
Interest expense	107	43
	11,659	10,530

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(353)	(463)
Income tax benefit	(115)	(154)
LOSS FROM CONTINUING OPERATIONS	(238)	(309)

Loss from discontinued operations, net of taxes	(28)	(42)
NET LOSS	$(266)	$(351)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	-	-
Net loss	$(0.03)	$(0.04)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.03)	$(0.03)
Loss from discontinued operations	-	(0.01)
Net loss	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic	9,291	8,496

Weighted average common and
potential dilutive common shares outstanding	9,865	9,034

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 28,	June 29,
ASSETS	2014 (unaudited)	2014

CURRENT ASSETS
Cash and cash equivalents	$1,953	$2,796
Accounts receivable, less allowance for bad debts
accounts of $304 and $276, respectively	3,121	3,276
Notes receivable	85	81
Inventories	1,861	1,703
Income tax receivable	386	386
Deferred income tax assets	962	951
Prepaid expenses and other	412	173
Total current assets	8,780	9,366

LONG-TERM ASSETS
Property, plant and equipment, net	5,312	5,133
Long-term notes receivable	128	134
Long-term deferred tax asset	1,064	939
Deposits and other	287	396
Total assets	$15,571	$15,968

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,341	$2,023
Accrued expenses	911	926
Deferred rent	176	163
Deferred revenues	290	177
Bank debt	-	500
Total current liabilities	2,718	3,789

LONG-TERM LIABILITIES
Bank debt, net of current portion	-	267
Deferred rent, net of current portion	753	822
Deferred revenues, net of current portion	853	791
Deferred gain on sale of property	28	34
Other long-term liabilities	24	23
Total liabilities	4,376	5,726

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 16,437,072 and 16,240,412 shares, respectively;
outstanding 9,317,672 and 9,121,012 shares, respectively	164	162
Additional paid-in capital	17,122	15,905
Retained earnings	18,545	18,811
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	11,195	10,242
	$15,571	$15,968

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 29,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(266)	$(351)
Adjustments to reconcile net loss to
cash (used in) provided by operating activities:
Depreciation and amortization	376	364
Stock compensation expense	23	15
Deferred income taxes	(136)	(186)
Gain on sale of assets	-	(6)
Provision for bad debt	79	45
Changes in operating assets and liabilities:
Notes and accounts receivable	77	(188)
Inventories	(157)	129
Accounts payable - trade	(682)	807
Accrued expenses	(15)	33
Deferred revenue	168	127
Prepaid expenses and other	(209)	(132)
Cash (used in) provided by operating activities	(742)	657

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	6
Capital expenditures	(530)	(1,365)
Cash used in investing activities	(530)	(1,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,196	1,525
Repayments of bank debt	(767)	(669)
Cash provided by financing activities	429	856

Net (decrease) increase in cash and cash equivalents	(843)	154
Cash and cash equivalents, beginning of period	2,796	919
Cash and cash equivalents, end of period	$1,953	$1,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$15	$37
Income taxes - net	$-	$1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

PIZZA INN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Pizza Inn Holdings, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

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

Fiscal Quarters
The three month periods ended September 28, 2014 and September 29, 2013, each contained 13 weeks.

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility matured. The Company did not draw borrowings on the revolving credit facility during fiscal 2014 and has allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of September 28, 2014, the balance on the initial term loan facility was also paid in full.  As a result, the F&M loan Agreement has expired by its terms.

(3)            Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of September 28, 2014, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the quarter ended September 28, 2014, the Company recognized stock-based compensation expense of $22,500.  As of September 28, 2014, unamortized stock-based compensation expense was $0.4 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 28, 2014	September 29, 2013

Outstanding at beginning of year	921,198	851,306

Granted	78,800	8,664
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	999,998	859,970

Exercisable at end of period	484,323	464,306

(5)           Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 28,	September 29,
	2014	2013
Loss from continuing operations	$(238)	$(309)
Discontinued operations	(28)	(42)
Net loss available to common stockholders	$(266)	$(351)

BASIC:
Weighted average common shares	9,291	8,496

Loss from continuing operations per common share	$(0.03)	$(0.04)
Discontinued operations per common share	-	-
Net loss per common share	$(0.03)	$(0.04)

DILUTED:
Weighted average common shares	9,291	8,496
Stock options	574	538
Weighted average common shares outstanding	9,865	9,034

Loss from continuing operations per common share	$(0.03)	$(0.03)
Discontinued operations per common share	-	(0.01)
Net loss per common share	$(0.03)	$(0.04)

For the three months ended September 28, 2014, options to purchase 15,000 shares of common stock at an exercise price of $8.16 were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the period.

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

Discontinued operations reflect losses from two Company-owned Pizza Inn locations in Texas.  These losses were attributable to leasehold expense associated with a restaurant closed during fiscal 2008 and operating results for a restaurant closed in the fourth quarter of fiscal 2014.

(7)           Income Taxes

For the three month period ended September 28, 2014, income tax benefit of $0.1 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.0 million.

(8)           Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three months ended September 28, 2014 and September 29, 2013 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
	September 28,	September 29,
	2014	2013
Net sales and operating revenues:
Franchising and food and supply distribution	$8,486	$7,799
Company-owned restaurants (1)	2,820	2,268
Consolidated revenues	$11,306	$10,067

Depreciation and amortization:
Franchising and food and supply distribution	$5	$2
Company-owned restaurants (1)	321	306
Combined	326	308
Corporate administration and other	50	56
Depreciation and amortization	$376	$364

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$421	$292
Company-owned restaurants (1) (2)	(101)	(397)
Combined	320	(105)
Corporate administration and other (2)	(673)	(358)
Loss from continuing operations before taxes	$(353)	$(463)

Geographic information (revenues):
United States	$11,139	$9,843
Foreign countries	167	224
Consolidated total	$11,306	$10,067

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 29, 2014, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2014.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Pizza Inn Holdings, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At September 28, 2014, Company-owned and franchised restaurants consisted of the following:

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Company-Owned	2	$415	14	$2,405	16	$2,820
Domestic Franchised	178	22,968	10	1,823	188	$24,791
Total Domestic Units	180	$23,383	24	$4,228	204	$27,611
International Franchised	71		-		71

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Tennessee accounting for approximately 33%, 14%, 12% and 7%, respectively, of the total number of domestic restaurants.  International restaurants are located in seven foreign countries.

           Basic and diluted income per common share increased $0.01 to a loss of $0.03 per share for the three month period ended September 28, 2014 compared to a loss of $0.04 per share in the comparable period in the prior fiscal year.  The Company had a net loss for the three month period ended September 28, 2014 of $0.3 million compared to a net loss of $0.4 million for the comparable period in the prior fiscal year, on revenues of $11.3 million for the three month period ended September 28, 2014 compared to $10.1 million in the comparable period in the prior fiscal year.  The increase in net income from prior year was primarily due to higher revenue earned from restaurant sales, franchising and food and supply sales and a reduction in pre-opening expenses.

Adjusted EBITDA for the three month period ended September 28, 2014 increased $0.2 million to $0.1 million compared to a loss of $0.1 million for the comparable period in the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 28,	September 29,
	2014	2013
Net loss	$(266)	$(351)
Interest expense	107	43
Income Taxes--Continuing Operations	(115)	(154)
Income Taxes--Discontinued Operations	(14)	(22)
Stock compensation expense	23	15
Depreciation and amortization	376	364
Adjusted EBITDA	$111	$(105)

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 28,	September 29,
	2014	2013
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except average data)
Domestic Units
Buffet - Franchised	$20,805	$20,675
Delco/Express - Franchised	2,163	2,053
Buffet - Company-owned	415	610
Total domestic retail sales	$23,383	$23,338

Pizza Inn Comparable Store Retail Sales - Total Domestic	$22,441	$21,453

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	100	108
Delco/Express - Franchised	77	69
Buffet - Company-owned	2	3
Total domestic Units	179	180

Total Pizza Inn domestic franchisee retail sales increased $0.2 million, or 1%, for the three months ended September 28, 2014 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased $1.0 million, or 4.6%, for the three months ended September 28, 2014 when compared to the same period of the prior year.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $44 thousand for the three months ended September 28, 2014 and $0.1 million for the three months ended September 29, 2013.

The following chart summarizes Pizza Inn restaurant activity for the three month periods ended September 28, 2014:

	Three Months Ended September 28, 2014
	Beginning			Ending
	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	103	-	3	100
Delco/Express - Franchised	77	1	-	78
Buffet - Company-owned	2	-	-	2
Total domestic Units	182	1	3	180

International Units (all types)	71	-	-	71

Total Units	253	1	3	251

We believe that the net decrease of two domestic Pizza Inn units during the first quarter of fiscal 2015 continued an improving trend in net domestic store closures.  The maintenance of the number of international Pizza Inn units during the first quarter of fiscal 2015 was consistent with the trend of gradual growth in the international unit experience over the last several years.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 28,	September 29,
	2014	2013
	(in thousands, except average data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$1,823	$274
Domestic - Company-owned	2,405	1,658
Total domestic retail sales	$4,228	$1,932

Pie Five Comparable Store Retail Sales - Total	$1,463	$1,251

Pie Five Average Units Open in Period
Domestic - Franchised	9	2
Domestic - Company-owned	13	11
Total domestic Units	22	13

Total Pie Five system-wide retail sales increased $2.3 million, or 119%, for the three months ended September 28, 2014 when compared to the same period of the prior year.  For stores open on September 28, 2014, system-wide average weekly sales improved by $3,892, or 32.6%, from $11,952 in the same period of the prior year to $15,844 for the three months ended September 28, 2014.  Compared to the same period of the prior year, average units open in the period increased from 13 to 22.  Comparable store retail sales increased by 17% during the period compared to the same period of prior year.

The following chart summarizes Pie Five restaurant activity for the three month periods ended September 28, 2014:

	Three Months Ended September 28, 2014
	Beginning			Ending
	Units	Opened	Closed	Units

Domestic - Franchised	7	5	2	10
Domestic - Company-owned	13	1	-	14
Total domestic Units	20	6	2	24

We believe that the addition of four Pie Five Units during the first quarter of fiscal 2015 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, and other metropolitan areas.  The two closed franchised locations reflect the intent to convert a market region from franchised stores to Company-owned restaurants.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 28,	September 29,
	2014	2013
Store weeks	169	140
Average weekly sales	14,231	11,845
Average number of units	13	11

Restaurant sales	2,405	1,658

Restaurant operating cash flow	293	81
Depreciation/amortization expense	(274)	(256)
Pre-opening costs	(35)	(86)
Allocated corporate administration and other expenses	(41)	(41)
Loss from continuing operations before taxes	(57)	(302)

Average weekly sales for Company-owned Pie Five restaurants increased $2,386, or 20%, to $14,231 for the three months ended September 28, 2014 compared to $11,845 for the same period of prior year. This performance was driven by strong comparable store retail sales growth at existing Company-owned stores and higher average sales of Company-owned restaurants opened during fiscal 2014.

Company-owned Pie Five restaurant operating cash flow increased $0.2 million, or 262%, during the first quarter of fiscal 2015 compared to the same period of prior year.  Similarly, loss from continuing operations before taxes for Company-owned Pie Five stores improved by $0.2 million, to $0.1 million for the three months ended September 28, 2014 compared to $0.3 million for the same period of prior year.

Non-GAAP Financial Measures and Other Terms

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”).  However, the Company also presents and discusses certain non-GAAP financial measures that it believes are useful to investors as measures of operating performance. Management may also use such non-GAAP financial measures in evaluating the effectiveness of business strategies and for planning and budgeting purposes.  However, these non-GAAP financial measures should not be viewed as an alternative or substitute for the results reflected in the Company’s GAAP financial statements.

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, and impairment on long lived assets and other lease charges.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.

•
“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.

•	“Store weeks” represent the total number of weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales divided by total store weeks in the period.
•
“Restaurant operating cash flow” represents the income earned by Company-owned restaurants plus (1) depreciation and amortization, (2) pre-opening expenses, and (3) allocated corporate administration and other expenses.

•
“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

Revenues:

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

Total revenues for the three month period ended September 28, 2014 and for the same period in the prior fiscal year were $11.3 million and $10.1 million, respectively.  Revenue consisted of the following:

	Three Months Ended
	September 28,	September 29,
	2014	2013
Food and supply sales	$7,468	$6,961
Franchise revenue	1,018	838
Restaurant sales	2,820	2,268
Total revenue	$11,306	$10,067

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 28, 2014, food and supply sales increased to $7.5 million compared to $7.0 million the same period in the prior fiscal year due primarily to a $1.8 million, or 8%, increase in total domestic franchisee retail sales primarily attributable to an increase in comparable store retail sales and an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.2 million for the three month period ended September 28, 2014 compared to the same period in the prior fiscal year.  This increase was the result of higher royalties resulting from increased franchisee retail sales and an increase in franchise fees and development fees primarily related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 24%, or $0.5 million, to $2.8 million for the three month period ended September 28, 2014, compared to $2.3 million for the comparable period in the prior year.  This increase was primarily due to the opening of three new Company-owned Pie Five restaurants in fiscal 2014 and one new Company-owned Pie Five restaurant in the last week of September 2014.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $9.6 million for the three month periods ended September 28, 2014 compared to $8.7 million in September 29, 2013.  The increase in costs was primarily the result of higher food and supply sales and costs associated with new Company-owned restaurants.

General and Administrative Expenses

General and administrative expenses remained relatively stable at to $1.1 million for the three month period ended September 28, 2014 compared to $1.0 million for the quarter ended September 29, 2013.  The slight increase was due to additional operating expenses associated with the new Company-owned Pie Five Units mostly offset by lower recruiting fees, legal fees and a lease termination fee in the prior year.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses remained relatively consistent at $0.7 million for the three month period ended September 28, 2014 and September 29, 2013 with a slight increase in travel expenses.

Bad Debt Expense

Bad debt expense increased $34 thousand for the three month period ended September 28, 2014 as compared to the comparable period in the prior fiscal year.  The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.

Interest Expense

Interest expense increased $0.1 million for the three month period ended September 28, 2014 as compared to the comparable period in the prior fiscal year. A lower average debt balance in the current period was offset by the write-off of capitalized loan origination costs following the payoff of the Company’s bank credit facilities.

Provision for Income Tax

For the three month period ended September 28, 2014, an income tax benefit of $0.1 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.0 million.

Discontinued Operations

Discontinued operations reflect losses from two Company-owned Pizza Inn locations in Texas.  These losses were attributable to leasehold expense associated with a restaurant closed during fiscal 2008 and operating results for a restaurant closed in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities decreased $1.4 million to cash used of $0.7 million for the three month period ended September 28, 2014 compared to cash provided of $0.4 million for the three months ended September 29, 2013 primarily as a result of a $1.5 million reduction of trade accounts payable.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.5 million for the three month period ended September 28, 2014, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $1.4 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $0.4 million and $0.9 million for the three month periods ended September 28, 2014 and September 29, 2013, respectively, which in each case reflected proceeds from the sale of stock offset by the repayment of bank debt.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “2013 ATM Offering”). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  Through September 28, 2014, the Company had sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate net proceeds of $8.0 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014.

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility matured. The Company did not draw borrowings on the revolving credit facility during fiscal 2014 and has allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of September 28, 2014, the balance on the initial term loan facility was paid in full.  As a result, the F&M Loan Agreement has expired by its terms.

Management believes the cash on hand combined with cash from operations and proceeds from the 2014 ATM Offering will be sufficient to fund operations for the next 12 months.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 28, 2014 and September 29, 2013, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 28, 2014.  As of September 28, 2014, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

PIZZA INN HOLDINGS, INC.
(Registrant)

By:	/s/ Randall E. Gier
Randall E. Gier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer
(Principal Financial Officer)

Dated:  November 12, 2014