Form 10-Q
period 2014-12-28
RAVE RESTAURANT GROUP, INC.
filed 2015-02-11
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2014

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   0-12919

RAVE RESTAURANT GROUP, INC.
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

As of February 11, 2015, 10,000,849 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013

REVENUES:	$ 11,127	$ 10,028	$ 22,434	$ 20,095

COSTS AND EXPENSES:
Cost of sales	9,534	8,445	19,148	17,119
General and administrative expenses	1,215	1,135	2,324	2,151
Franchise expenses	750	806	1,465	1,473
Pre-opening expenses	136	70	172	156
Bad debt	12	65	92	110
Interest expense	3	36	109	79
	11,650	10,557	23,310	21,088

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(523)	(529)	(876)	(993)
Income tax benefit	(167)	(180)	(282)	(334)
LOSS FROM CONTINUING OPERATIONS	(356)	(349)	(594)	(659)

Loss from discontinued operations, net of taxes	(43)	(48)	(70)	(89)
NET LOSS	$ (399)	$ (397)	$ (664)	$ (748)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$ (0.04)	$ (0.04)	$ (0.06)	$ (0.08)
Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net loss	$ (0.04)	$ (0.05)	$ (0.07)	$ (0.09)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$ (0.04)	$ (0.04)	$ (0.06)	$ (0.07)
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net loss	$ (0.04)	$ (0.04)	$ (0.07)	$ (0.08)

Weighted average common shares outstanding - basic	9,393	8,615	9,392	8,510

Weighted average common and
potential dilutive common shares outstanding	9,895	9,246	9,905	9,115

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 28,	June 29,
ASSETS	2014 (unaudited)	2014

CURRENT ASSETS
Cash and cash equivalents	$2,189	$2,796
Accounts receivable, less allowance for bad debts
accounts of $259 and $276, respectively	2,751	3,276
Notes receivable	88	81
Inventories	1,444	1,703
Income tax receivable	384	386
Deferred income tax assets	1,010	951
Prepaid expenses and other	679	173
Total current assets	8,545	9,366

LONG-TERM ASSETS
Property, plant and equipment, net	6,014	5,133
Long-term notes receivable	125	134
Long-term deferred tax asset	1,220	939
Deposits and other	268	396
Total assets	$16,172	$15,968

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$1,233	$2,023
Accrued expenses	976	926
Deferred rent	143	163
Deferred revenues	328	177
Bank debt	-	500
Total current liabilities	2,680	3,789

LONG-TERM LIABILITIES
Bank debt, net of current portion	-	267
Deferred rent, net of current portion	904	822
Deferred revenues, net of current portion	1,154	791
Deferred gain on sale of property	21	34
Other long-term liabilities	30	23
Total liabilities	4,789	5,726

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 16,573,335 and 16,240,412 shares, respectively;
outstanding 9,453,935 and 9,121,012 shares, respectively	166	162
Additional paid-in capital	17,706	15,905
Retained earnings	18,147	18,811
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	11,383	10,242
	$16,172	$15,968

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 28,	December 29,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(664)	$(748)
Adjustments to reconcile net loss to
cash (used in) provided by operating activities:
Depreciation and amortization	741	687
Stock compensation expense	53	30
Deferred income taxes	(340)	(388)
Gain on sale of assets	-	(40)
Provision for bad debt	92	110
Changes in operating assets and liabilities:
Notes and accounts receivable	438	(526)
Inventories	259	249
Accounts payable - trade	(790)	465
Accrued expenses	58	111
Deferred revenue	501	263
Prepaid expenses and other	(376)	(26)
Cash (used in) provided by operating activities	(28)	187

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	40
Capital expenditures	(1,564)	(1,873)
Cash used in investing activities	(1,564)	(1,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	1,752	2,625
Repayments of bank debt	(767)	(1,019)
Cash provided by financing activities	985	1,606

Net decrease in cash and cash equivalents	(607)	(40)
Cash and cash equivalents, beginning of period	2,796	919
Cash and cash equivalents, end of period	$2,189	$879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$12	$79
Income taxes - net	$-	$1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

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

Fiscal Quarters
The three month periods ended December 28, 2014 and December 29, 2013, each contained 13 weeks.  The six month periods ended December 28, 2014 and December 29, 2013, each contained 26 weeks.

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility matured. At that date, the Company had no borrowings on the revolving credit facility and allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of December 28, 2014, the balance on the initial term loan facility was also paid in full.  As a result, the F&M Loan Agreement has expired by its terms.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 28, 2014, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the three months and six months ended December 28, 2014, the Company recognized stock-based compensation expense of $30,000 and $53,000, respectively.  As of December 28, 2014, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 28, 2014	December 29, 2013

Outstanding at beginning of year	921,198	851,306

Granted	108,800	70,392
Exercised	(77,000)	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	952,998	921,698

Exercisable at end of period	478,823	502,506

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Loss from continuing operations	$(356)	$(349)	$(594)	$(659)
Discontinued operations	(43)	(48)	(70)	(89)
Net loss available to common stockholders	$(399)	$(397)	$(664)	$(748)

BASIC:
Weighted average common shares	9,393	8,615	9,392	8,510

Loss from continuing operations per common share	$(0.04)	$(0.04)	$(0.06)	$(0.08)
Discontinued operations per common share	-	(0.01)	(0.01)	(0.01)
Net loss per common share	$(0.04)	$(0.05)	$(0.07)	$(0.09)

DILUTED:
Weighted average common shares	9,393	8,615	9,392	8,510
Stock options	502	631	513	605
Weighted average common shares outstanding	9,895	9,246	9,905	9,115

Loss from continuing operations per common share	$(0.04)	$(0.04)	$(0.06)	$(0.07)
Discontinued operations per common share	-	-	(0.01)	(0.01)
Net loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.08)

For the three months and six months ended December 28, 2014, options to purchase 15,000 and 30,000 shares of common stock at an exercise price of $8.16 and $8.05, respectively, were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the period.

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

(7)           Income Taxes

For the three and six month periods ended December 28, 2014, income tax benefit of $0.2 million and $0.3 million, respectively, were calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.2 million.

(8)           Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “Agreement”) with NCM Services, Inc. (“NCMS”) pursuant to which NCMS will provide certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and will continue for four fiscal quarters of the Company and quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants.

(9)	Subsequent Events

Effective January 7, 2015, the Articles of Incorporation of the Company were amended and restated to, among other things, change its corporate name from “Pizza Inn Holdings, Inc.” to “Rave Restaurant Group, Inc.”  Effective January 9, 2015, the Company’s ticker symbol on NASDAQ was changed from “PZZI” to “RAVE”.

(10)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and six month periods ended December 28, 2014 and December 29, 2013 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net sales and operating revenues:
Franchising and food and supply distribution	$8,331	$7,764	$16,817	$15,563
Company-owned restaurants (1)	2,796	2,264	5,617	4,532
Consolidated revenues	$11,127	$10,028	$22,434	$20,095

Depreciation and amortization:
Franchising and food and supply distribution	$6	$5	$11	$7
Company-owned restaurants (1)	303	286	624	592
Combined	309	291	635	599
Corporate administration and other	56	31	106	88
Depreciation and amortization	$365	$322	$741	$687

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$387	$328	$808	$620
Company-owned restaurants (1) (2)	(343)	(307)	(444)	(705)
Combined	44	21	364	(85)
Corporate administration and other (2)	(567)	(550)	(1,240)	(908)
Loss from continuing operations before taxes	$(523)	$(529)	$(876)	$(993)

Geographic information (revenues):
United States	$10,969	$9,778	$22,109	$19,621
Foreign countries	158	250	325	474
Consolidated total	$11,127	$10,028	$22,434	$20,095

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At December 28, 2014, Company-owned and franchised restaurants consisted of the following:

Three Months Ended December 28, 2014
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	2	$358	15	$2,438	17	$2,796
Domestic Franchised	179	21,825	16	2,724	195	$24,549
Total Domestic Units	181	$22,183	31	$5,162	212	$27,345

International Franchised	71		-		71

Six Months Ended December 28, 2014
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	2	$774	15	$4,843	17	$5,617
Domestic Franchised	179	44,793	16	4,548	195	$49,341
Total Domestic Units	181	$45,567	31	$9,391	212	$54,958

International Franchised	71		-		71

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Tennessee accounting for approximately 31%, 14%, 11% and 7%, respectively, of the total number of domestic restaurants.  International restaurants are located in seven foreign countries.

           Basic income per common share improved $0.01 to a loss of $0.04 per share for the three month period ended December 28, 2014, compared to a loss of $0.05 per share in the comparable period in the prior fiscal year.  Diluted income per common share for the second fiscal quarter remained the same at a loss of $0.04 per share.  The Company had a net loss of $0.4 million for both the three month period ended December 28, 2014 and the comparable period in the prior fiscal year, on revenues of $11.1 million for the three month period ended December 28, 2014 compared to $10.0 million in the comparable period in the prior fiscal year.

For the six months ended December 28, 2014, basic income per share improved $0.02 per share to a loss of $0.07 per share compared to a loss of $0.09 per share for the comparable period in the prior fiscal year.  Diluted income per share improved $0.01 per share to a loss of $0.07 per share compared to a loss of $0.08 per share for the comparable period in the prior fiscal year.  The Company had a net loss of $0.7 million for both the six months ended December 28, 2014 and the comparable period of the prior year.

Adjusted EBITDA for the fiscal quarter ended December 28, 2014, improved $0.1 million to a loss of $0.1 million compared to a loss of $0.2 million for the comparable period of the prior fiscal year.  Adjusted EBITDA for the six month period ended December 28, 2014 increased $0.3 million to a profit of $0.1 million compared to a loss of $0.2 million for the comparable period in the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net loss	$(399)	$(397)	$(664)	$(748)
Interest expense	3	36	109	79
Income Taxes--Continuing Operations	(167)	(180)	(282)	(334)
Income Taxes--Discontinued Operations	(19)	(25)	(34)	(47)
Depreciation and amortization	365	322	741	687
EBITDA	$(217)	$(244)	$(130)	$(363)
Stock compensation expense	30	15	53	30
Pre-opening costs	120	65	134	143
Asset disposals, closure costs and restaurant impairment	43	(70)	70	(64)
Adjusted EBITDA	$(24)	$(234)	$127	$(254)

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except average data)		(in thousands, except average data)
Domestic Units
Buffet - Franchised	$19,775	$19,702	$40,580	$40,377
Delco/Express - Franchised	2,050	1,945	4,213	3,998
Buffet - Company-owned	358	410	774	1,020
Total domestic retail sales	$22,183	$22,057	$45,567	$45,395

Pizza Inn Comparable Store Retail Sales - Total Domestic	$21,577	$20,271	$43,730	$41,416

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	98	107	99	108
Delco/Express - Franchised	77	70	77	69
Buffet - Company-owned	2	2	2	3
Total domestic Units	177	179	178	180

Total Pizza Inn domestic franchisee retail sales increased $0.1 million, or 0.6%, for the three months ended December 28, 2014 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased $1.3 million, or 6.4%, for the three months ended December 28, 2014 when compared to the same period of the prior year.  Total Pizza Inn domestic franchisee retail sales increased $0.2 million, or 0.4%, for the six months ended December 28, 2014 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased $2.3 million, or 5.6%, for the six months ended December 28, 2014 when compared to the same period of the prior year.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $63 thousand for the three months ended December 28, 2014 and $13 thousand for the three months ended December 29, 2013.   Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $108 thousand for the six months ended December 28, 2014 and $109 thousand for the six months ended December 29, 2013.

The following chart summarizes Pizza Inn restaurant activity for the three month and six month periods ended December 28, 2014:

	Three Months Ended December 28, 2014				Six Months Ended December 28, 2014
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	100	1	-	101	103	1	3	101
Delco/Express - Franchised	78	2	2	78	77	3	2	78
Buffet - Company-owned	2	-	-	2	2	-	-	2
Total domestic Units	180	3	2	181	182	4	5	181

International Units (all types)	71	-	-	71	71	-	-	71

Total Units	251	3	2	252	253	4	5	252

We believe that the net decrease of one domestic Pizza Inn unit during fiscal 2015 continues an improving trend in net domestic store closures.  The number of international Pizza Inn units continues to remain steady.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
	(in thousands, except average data)		(in thousands, except average data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$2,724	$527	$4,520	$805
Domestic - Company-owned	2,438	1,840	4,842	3,493
Total domestic retail sales	$5,162	$2,367	$9,362	$4,298

Pie Five Comparable Store Retail Sales - Total	$1,453	$1,243	$2,943	$2,513

Pie Five Average Units Open in Period
Domestic - Franchised	12	4	10	3
Domestic - Company-owned	14	12	14	11
Total domestic Units	26	16	24	14

Total Pie Five system-wide retail sales increased $2.8 million, or 118.1%, for the three months ended December 28, 2014 when compared to the same period of the prior year.  For stores open on December 28, 2014, system-wide average weekly sales improved by $3,543, or 31.6%, from $11,216 in the same fiscal quarter of the prior year to $14,759 for the three months ended December 28, 2014.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 16 to 26.  Comparable store retail sales increased by 16.9% during the second quarter of fiscal 2015 compared to the same period of the prior year.  Total Pie Five system-wide retail sales increased $5.1 million, or 117.8%, for the six months ended December 28, 2014 when compared to the same period of the prior year.  For stores open on December 28, 2014, system-wide average weekly sales improved by $3,659, or 32.3%, from $11,339 in the same period of the prior year to $14,998 for the six months ended December 28, 2014.  Compared to the same period of the prior year, average units open in the period increased from 14 to 24.  Comparable store retail sales increased by 17.1% during the first half of fiscal 2015 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three month and six month periods ended December 28, 2014:

	Three Months Ended December 28, 2014				Six Months Ended December 28, 2014
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units

Domestic - Franchised	10	6	-	16	7	11	2	16
Domestic - Company-owned	14	1	-	15	13	2	-	15
Total domestic Units	24	7	-	31	20	13	2	31

We believe that the addition of thirteen Pie Five Units during fiscal 2015 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, and other metropolitan areas.  The two closed franchised locations reflect the intent to convert a market region from franchised stores to Company-owned restaurants.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Store weeks	183	156	352	296
Average weekly sales	13,322	11,805	13,759	11,820
Average number of units	14	12	14	11

Restaurant sales	2,438	1,844	4,843	3,503

Restaurant operating cash flow	224	69	517	150
Depreciation/amortization expense	(267)	(237)	(540)	(493)
Pre-opening costs	(137)	(70)	(172)	(156)
Allocated corporate administration and other expenses	(100)	(56)	(141)	(97)
Loss from continuing operations before taxes	(280)	(294)	(336)	(596)

Average weekly sales for Company-owned Pie Five restaurants increased $1,517, or 12.9%, to $13,322 for the three months ended December 28, 2014 compared to $11,805 for the same period of prior year. Average weekly sales for Company-owned Pie Five restaurants increased $1,939, or 16.4%, to $13,759 for the six months ended December 28, 2014 compared to $11,820 for the same period of prior year. For both the three and six month periods, the improved performance was driven by strong comparable store retail sales growth at existing Company-owned stores and higher average sales of Company-owned restaurants opened during fiscal 2014 and 2015.

Company-owned Pie Five restaurant operating cash flow increased $0.2 million, or 224.6%, during the first quarter of fiscal 2015 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores held steady at $0.3 million for the three months ended December 28, 2014, and the same period of the prior year.  Company-owned Pie Five restaurant operating cash flow increased $0.4 million, or 244.7%, during the six month period ended December 28, 2014 compared to the same period of prior year.  Similarly, loss from continuing operations before taxes for Company-owned Pie Five stores improved by $0.3 million, to $0.3 million for the six months ended December 28, 2014 compared to $0.6 million for the same period of the prior year.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, impairment, gain/loss on sale of assets, lease charges and costs related to the closed restaurants.

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
•
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) depreciation and amortization, (2) pre-opening expenses, and (3) allocated corporate administration and other expenses.

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

Total revenues for the three month period ended December 28, 2014 and for the same period in the prior fiscal year were $11.1 million and $10.0 million, respectively.  Total revenues for the six month period ended December 28, 2014 and for the same period in the prior fiscal year were $22.4 million and $20.1 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Food and supply sales	$7,263	$6,903	$14,731	$13,864
Franchise revenue	1,068	861	2,086	1,699
Restaurant sales	2,796	2,264	5,617	4,532
Total revenue	$11,127	$10,028	$22,434	$20,095

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended December 28, 2014, food and supply sales increased to $7.3 million compared to $7.0 million the same period in the prior fiscal year due primarily to a $2.4 million, or 10.8%, increase in total domestic franchisee retail sales primarily attributable to an increase in comparable store retail sales and an increase in the number of Pie Five franchisee stores.  For the six month period ended December 28, 2014, food and supply sales increased to $14.7 million compared to $13.9 million the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.2 million for the three month period ended December 28, 2014 compared to the same period in the prior fiscal year.  This increase was the result of higher royalties resulting from increased franchisee retail sales and an increase in franchise fees and development fees primarily related to Pie Five.  Franchise revenue increased by $0.4 million for the six month period ended December 28, 2014 compared to the same period in the prior fiscal year for similar reasons.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 23.5%, or $0.5 million, to $2.8 million for the three month period ended December 28, 2014, compared to $2.3 million for the comparable period in the prior year.  This increase was primarily due to positive comparable store retail sales and the opening of two new Company-owned Pie Five restaurants in fiscal 2015.  Restaurant sales increased 23.9%, or $1.1 million, to $5.6 million for the six month period ended December 28, 2014, compared to $4.5 million for the comparable period in the prior year for similar reasons.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $9.5 million for the three month periods ended December 28, 2014 compared to $8.4 million in December 29, 2013.  The increase in costs was primarily the result of higher food and supply costs associated with new Company-owned restaurants and increased food and supply sales by Norco.  Cost of sales increased to $19.1 million for the six month period ended December 28, 2014 compared to $17.1 million for the six month period ended December 29, 2013 for similar reasons.

General and Administrative Expenses

General and administrative expenses increased to $1.2 million for the three month period ended December 28, 2014 compared to $1.1 million for the quarter ended December 29, 2013.  General and administrative expenses were $2.3 million for the six month period ended December 28, 2014 compared to $2.2 million for the six months ended December 29, 2013.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses remained relatively consistent at $0.8 million for the three month periods ended December 28, 2014 and December 29, 2013.  Franchise expenses remained consistent at $1.5 million for the six month periods ended December 28, 2014 and December 29, 2013.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense decreased $53 thousand for the three month period ended December 28, 2014 as compared to the comparable period in the prior fiscal year.  Bad debt expense decreased $18 thousand for the six month period ended December 28, 2014 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $33 thousand for the three month period ended December 28, 2014 as compared to the comparable period in the prior fiscal year. A zero debt balance in the current period resulted from the payoff of the Company’s bank credit facilities.  Interest expense increased $30 thousand for the six month period ended December 28, 2014 as compared to the comparable period in the prior fiscal year due to the write-off of capitalized loan origination costs following payoff of the bank credit facilities.

Provision for Income Tax

For the three month period ended December 28, 2014, an income tax benefit of $0.2 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.2 million.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities decreased $0.2 million to cash used of $28 thousand for the six month period ended December 28, 2014 compared to cash provided of $0.2 million for the six months ended December 29, 2013 primarily as a result of a $0.8 million reduction of trade accounts payable and $0.4 million of prepaid expenses.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $1.6 million for the six month period ended December 28, 2014, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $1.9 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $1.0 million and $1.6 million for the six month periods ended December 28, 2014 and December 29, 2013, respectively, which in each case reflected proceeds from the sale of stock offset by the repayment of bank debt.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “2013 ATM Offering”). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  Through December 28, 2014, the Company had sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate net proceeds of $8.0 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through December 28, 2014, the Company had sold an aggregate of 59,263 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $0.4 million.

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

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility matured. At that date, the Company had no borrowings on the revolving credit facility and allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of December 28, 2014, the balance on the initial term loan facility was paid in full.  As a result, the F&M Loan Agreement has expired by its terms.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of December 28, 2014 and December 29, 2013, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending December 28, 2014.  As of December 28, 2014, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

1.1
At Market Issuance Sales Agreement between Pizza Inn Holdings, Inc. and MLV & Co. LLC dated October 1, 2014 (incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed October 1, 2014).

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated By-laws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

10.1	Pizza Inn Holdings, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 20, 2014).

10.2
Form of Stock Option Grant Agreement under the Pizza Inn Holdings, Inc. 2015 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed November 20, 2014).

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

RAVE RESTAURANT GROUP, INC.
(Registrant)

By:	/s/ Randall E. Gier
Randall E. Gier
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer
(Principal Financial Officer)

Dated:  February 11, 2015