Form 10-Q
period 2015-03-29
RAVE RESTAURANT GROUP, INC.
filed 2015-05-13
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2015

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

As of May 13, 2015, 10,215,285 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014

REVENUES:	$11,905	$10,912	$34,339	$31,281

COSTS AND EXPENSES:
Cost of sales	10,177	9,570	29,325	27,028
General and administrative expenses	1,152	1,130	3,476	3,314
Franchise expenses	849	677	2,314	2,150
Pre-opening expenses	195	4	367	160
Impairment of long-lived assets and other lease charges	300	-	300	-
Bad debt	36	93	128	203
Interest expense	3	34	112	113
	12,712	11,508	36,022	32,968

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(807)	(596)	(1,683)	(1,687)
Income tax benefit	(277)	(159)	(559)	(527)
LOSS FROM CONTINUING OPERATIONS	(530)	(437)	(1,124)	(1,160)

Loss from discontinued operations, net of taxes	(40)	(14)	(110)	(39)
NET LOSS	$(570)	$(451)	$(1,234)	$(1,199)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.05)	$(0.05)	$(0.12)	$(0.14)
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net loss	$(0.06)	$(0.05)	$(0.13)	$(0.14)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.05)	$(0.05)	$(0.11)	$(0.13)
Loss from discontinued operations	-	-	(0.01)	-
Net loss	$(0.05)	$(0.05)	$(0.12)	$(0.13)

Weighted average common shares outstanding - basic	10,086	8,771	9,589	8,566

Weighted average common and
potential dilutive common shares outstanding	10,693	9,290	10,107	9,109

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 29,	June 29,
ASSETS	2015 (unaudited)	2014

CURRENT ASSETS
Cash and cash equivalents	$8,592	$2,796
Accounts receivable, less allowance for bad debts
accounts of $248 and $276, respectively	3,627	3,276
Notes receivable	51	81
Inventories	133	1,703
Income tax receivable	384	386
Deferred income tax assets	1,013	951
Prepaid expenses and other	820	173
Total current assets	14,620	9,366

LONG-TERM ASSETS
Property, plant and equipment, net	7,587	5,133
Long-term notes receivable	119	134
Long-term deferred tax asset	1,531	939
Deposits and other	280	396
Total assets	$24,137	$15,968

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,870	$2,023
Accrued expenses	1,094	926
Deferred rent	6	163
Deferred revenues	291	177
Bank debt	-	500
Total current liabilities	5,261	3,789

LONG-TERM LIABILITIES
Bank debt, net of current portion	-	267
Deferred rent, net of current portion	894	822
Deferred revenues, net of current portion	1,111	791
Deferred gain on sale of property	15	34
Other long-term liabilities	22	23
Total liabilities	7,303	5,726

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,306,449 and 16,240,412 shares, respectively;
outstanding 10,187,049 and 9,121,012 shares, respectively	173	162
Additional paid-in capital	23,720	15,905
Retained earnings	17,577	18,811
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	16,834	10,242
	$24,137	$15,968

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29,	March 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,234)	$(1,199)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	1,153	1,056
Impairment of long-lived assets	300	-
Stock compensation expense	83	45
Deferred income taxes	(654)	(551)
Gain on sale of assets	-	(40)
Provision for bad debt	128	203
Changes in operating assets and liabilities:
Notes and accounts receivable	(432)	(548)
Inventories	1,570	14
Accounts payable - trade	1,847	606
Accrued expenses	82	(90)
Deferred revenue	415	276
Prepaid expenses and other	(620)	(367)
Cash (used in) provided by operating activities	2,638	(595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	-	58
Capital expenditures	(3,818)	(1,987)
Cash used in investing activities	(3,818)	(1,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	7,317	3,288
Proceeds from stock options	426	82
Repayments of bank debt	(767)	(1,400)
Cash provided by financing activities	6,976	1,970

Net increase (decrease) in cash and cash equivalents	5,796	(554)
Cash and cash equivalents, beginning of period	2,796	919
Cash and cash equivalents, end of period	$8,592	$365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$15	$113
Income taxes - net	$-	$1

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

Fiscal Quarters
The three month periods ended March 29, 2015 and March 30, 2014, each contained 13 weeks.  The nine month periods ended March 29, 2015 and March 30, 2014, each contained 39 weeks.

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

On June 13, 2013, the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offering of common stock.  On September 10, 2013, the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

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

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of March 29, 2015, up to an additional 848,425 shares could be purchased under the plan.

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

(4)           Stock-Based Compensation

For the three months and nine months ended March 29, 2015, the Company recognized stock-based compensation expense of $30,000 and $83,000, respectively.  As of March 29, 2015, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 29, 2015	March 30, 2014

Outstanding at beginning of year	921,198	851,306

Granted	108,800	85,392
Exercised	(170,200)	(39,144)
Forfeited/Canceled/Expired	-	(38,856)

Outstanding at end of period	859,798	858,698

Exercisable at end of period	395,178	473,659

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Loss from continuing operations	$(530)	$(437)	$(1,124)	$(1,160)
Loss from discontinued operations	(40)	(14)	(110)	(39)
Net loss available to common stockholders	$(570)	$(451)	$(1,234)	$(1,199)

BASIC:
Weighted average common shares	10,086	8,771	9,589	8,566

Loss from continuing operations per common share	$(0.05)	$(0.05)	$(0.12)	$(0.14)
Loss from discontinued operations per common share	(0.01)	-	(0.01)	-
Net loss per common share	$(0.06)	$(0.05)	$(0.13)	$(0.14)

DILUTED:
Weighted average common shares	10,086	8,771	9,589	8,566
Stock options	607	519	518	543
Weighted average common shares outstanding	10,693	9,290	10,107	9,109

Loss from continuing operations per common share	$(0.05)	$(0.05)	$(0.11)	$(0.13)
Loss from discontinued operations per common share	-	-	(0.01)	-
Net loss per common share	$(0.05)	$(0.05)	$(0.12)	$(0.13)

(6)           Closed restaurants and discontinued operations

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity’s operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This pronouncement did not have a material impact on our condensed consolidated financial statements.

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

(7)           Income Taxes

For the three and nine month periods ended March 29, 2015, income tax benefit of $0.3 million and $0.6 million, respectively, were calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.5 million.

(8)           Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “Agreement”) with NCM Services, Inc. (“NCMS”) pursuant to which NCMS will provide certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continues quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants.

(9)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month and nine month periods ended March 29, 2015 and March 30, 2014 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Net sales and operating revenues:
Franchising and food and supply distribution	$8,706	$8,104	$25,523	$23,667
Company-owned restaurants (1)	3,199	2,808	8,816	7,614
Consolidated revenues	$11,905	$10,912	$34,339	$31,281

Depreciation and amortization:
Franchising and food and supply distribution	$6	$-	$17	$7
Company-owned restaurants (1)	354	329	978	921
Combined	360	329	995	928
Corporate administration and other	52	41	158	128
Depreciation and amortization	$412	$370	$1,153	$1,056

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$63	$(74)	$871	$546
Company-owned restaurants (1) (2)	(644)	(259)	(1,088)	(1,062)
Combined	(581)	(333)	(217)	(516)
Corporate administration and other (2)	(226)	(263)	(1,466)	(1,171)
Loss from continuing operations before taxes	$(807)	$(596)	$(1,683)	$(1,687)

Geographic information (revenues):
United States	$11,707	$10,666	$33,816	$30,561
Foreign countries	198	246	523	720
Consolidated total	$11,905	$10,912	$34,339	$31,281

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At March 29, 2015, Company-owned and franchised restaurants consisted of the following:

Three Months Ended March 29, 2015
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	2	$344	17	$2,855	19	$3,199
Domestic Franchised	180	23,275	23	3,686	203	26,961
Total Domestic Units	182	$23,619	40	$6,541	222	$30,160

International Franchised	71		-		71

Nine Months Ended March 29, 2015
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	2	$1,118	17	$7,698	19	$8,816
Domestic Franchised	180	68,068	23	8,234	203	76,302
Total Domestic Units	182	$69,186	40	$15,932	222	$85,118

International Franchised	71		-		71

Domestic restaurants are located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Tennessee accounting for approximately 28%, 13%, 11% and 7%, respectively, of the total number of domestic restaurants.  International restaurants are located in seven foreign countries.

           Basic income per common share declined $0.01 per share to a loss of $0.06 per share for the three month period ended March 29, 2015, compared to a loss of $0.05 per share in the comparable period in the prior fiscal year.  Diluted income per common share for the third fiscal quarter remained the same at a loss of $0.05 per share.  The Company had a net loss of $0.6 million for the three month period ended March 29, 2015, and net loss of $0.5 million in the comparable period in the prior fiscal year, on revenues of $11.9 million for the three month period ended March 29, 2015 compared to $10.9 million in the comparable period in the prior fiscal year.

For the nine months ended March 29, 2015, basic income per share improved $0.01 per share to a loss of $0.13 per share compared to a loss of $0.14 per share for the comparable period in the prior fiscal year.  Diluted income per share improved $0.01 per share to a loss of $0.12 per share compared to a loss of $0.13 per share for the comparable period in the prior fiscal year.  The Company had a net loss of $1.2 million for both the nine months ended March 29, 2015 and the comparable period of the prior year.

Adjusted EBITDA for the fiscal quarter ended March 29, 2015, improved $0.3 million to a positive $0.1 million compared to a negative $0.2 million for the comparable period of the prior fiscal year.  Adjusted EBITDA for the nine month period ended March 29, 2015 increased $0.6 million to a positive $0.3 million compared to a negative $0.3 million for the comparable period in the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Net loss	$(570)	$(451)	$(1,234)	$(1,199)
Interest expense	3	34	112	113
Income Taxes	(277)	(159)	(559)	(527)
Income Taxes--Discontinued Operations	(20)	(7)	(54)	(20)
Depreciation and amortization	412	370	1,153	1,056
EBITDA	$(452)	$(213)	$(582)	$(577)
Stock compensation expense	30	15	83	45
Pre-opening costs	195	4	367	160
Asset disposals, closure costs and restaurant impairment	374	21	444	108
Adjusted EBITDA	$147	$(173)	$312	$(264)

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$21,245	$20,249	$61,825	$60,631
Delco/Express - Franchised	2,030	2,103	6,243	6,101
Buffet - Company-owned	344	579	1,118	1,882
Total domestic retail sales	$23,619	$22,931	$69,186	$68,614

Pizza Inn Comparable Store Retail Sales - Total Domestic	$22,317	$21,062	$64,975	$61,531

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	99	104	99	106
Delco/Express - Franchised	75	76	76	72
Buffet - Company-owned	2	3	2	3
Total domestic Units	176	183	177	181

Total Pizza Inn domestic retail sales increased $0.7 million, or 3.0%, for the three months ended March 29, 2015 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased $1.3 million, or 6.0%, for the three months ended March 29, 2015 when compared to the same period of the prior year.  Total Pizza Inn domestic retail sales increased $0.6 million, or 0.8%, for the nine months ended March 29, 2015 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased $3.4 million, or 5.6%, for the nine months ended March 29, 2015 when compared to the same period of the prior year.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $0.4 million for the three months ended March 29, 2015 and $0.1 million for the three months ended March 30, 2014.   Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $0.5 million for the nine months ended March 29, 2015 and $0.3 million for the nine months ended March 30, 2014.  The March 29, 2015 losses include a $0.3 million impairment charge for a Company-owned Pizza Inn restaurant with insufficient projected future cash flows to recover the value of its long-lived assets.

The following chart summarizes Pizza Inn restaurant activity for the three month and nine month periods ended March 29, 2015:

	Three Months Ended March 29, 2015				Nine Months Ended March 29, 2015
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	101	1	-	102	103	2	3	102
Delco/Express - Franchised	78	2	2	78	77	5	4	78
Buffet - Company-owned	2	-	-	2	2	-	-	2
Total domestic Units	181	3	2	182	182	7	7	182

International Units (all types)	71	-	-	71	71	-	-	71

Total Units	252	3	2	253	253	7	7	253

We believe that the net increase of one domestic Pizza Inn unit during the three months ended March 29, 2015 continues an improving trend in net domestic store closures.  The number of international Pizza Inn units continues to remain steady.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$3,686	$899	$8,234	$1,688
Domestic - Company-owned	2,855	2,229	7,698	5,732
Total domestic retail sales	$6,541	$3,128	$15,932	$7,420

Pie Five Comparable Store Retail Sales - Total	$2,093	$1,912	$5,036	$4,425

Pie Five Average Units Open in Period
Domestic - Franchised	19	6	13	4
Domestic - Company-owned	16	13	14	12
Total domestic Units	35	19	27	16

Pie Five system-wide retail sales increased $3.4 million, or 109.1%, for the three months ended March 29, 2015 when compared to the same period of the prior year.  System-wide average weekly sales improved by $1,359, or 10.6%, from $12,812 in the same fiscal quarter of the prior year to $14,171 for the three months ended March 29, 2015.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 19 to 35.  Comparable store retail sales increased by 9.5% during the third quarter of fiscal 2015 compared to the same period of the prior year.  Total Pie Five system-wide retail sales increased $8.5 million, or 114.7%, for the nine months ended March 29, 2015 when compared to the same period of the prior year.  System-wide average weekly sales improved by $2,803, or 23.5%, from $11,921 in the same period of the prior year to $14,724 for the nine months ended March 29, 2015.  Compared to the same period of the prior year, average units open in the period increased from 16 to 27.  Comparable store retail sales increased by 13.8% during the first three quarters of fiscal 2015 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three month and nine month periods ended March 29, 2015:

	Three Months Ended March 29, 2015				Nine Months Ended March 29, 2015
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units

Domestic - Franchised	16	7	-	23	7	18	2	23
Domestic - Company-owned	15	2	-	17	13	4	-	17
Total domestic Units	31	9	-	40	20	22	2	40

We believe that the addition of twenty-two Pie Five Units during fiscal 2015 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, and other metropolitan areas.  The two closed franchised locations reflect the intent to convert a market region from a franchise market to a Company market.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Store weeks	212	169	563	464
Average weekly sales	13,425	13,189	13,629	12,334
Average number of units	16	13	14	12

Restaurant sales (excluding partial weeks)	2,846	2,229	7,673	5,723
Restaurant sales	2,855	2,229	7,698	5,732

Restaurant operating cash flow	296	205	813	355
Depreciation/amortization expense	(319)	(280)	(859)	(773)
Pre-opening costs	(195)	(4)	(367)	(160)
Deferred rent adjustment net of store closure/relocation costs	-	-	-	3
Allocated corporate administration and other expenses	(51)	(59)	(192)	(159)
Loss from continuing operations before taxes	(269)	(138)	(605)	(734)

Average weekly sales for Company-owned Pie Five restaurants increased $236, or 1.8%, to $13,425 for the three months ended March 29, 2015 compared to $13,189 for the same period of prior year. Average weekly sales for Company-owned Pie Five restaurants increased $1,295, or 10.5%, to $13,629 for the nine months ended March 29, 2015 compared to $12,334 for the same period of prior year. For both the three and nine month periods, the improved performance was driven by strong comparable store retail sales growth at existing Company-owned stores.

Company-owned Pie Five restaurant operating cash flow increased $0.1 million, or 44.4%, during the third quarter of fiscal 2015 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.1 million for the three months ended March 29, 2015 compared to the same period of the prior year.  Company-owned Pie Five restaurant operating cash flow increased $0.5 million, or 129.0%, during the nine month period ended March 29, 2015 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores improved by $0.1 million, to $0.6 million for the nine months ended March 29, 2015 compared to $0.7 million for the same period of the prior year.

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
•
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, impairment, gain/loss on sale of assets, lease charges and costs related to closed restaurants.

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

•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales excluding partial weeks divided by store weeks in the period.
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

Total revenues for the three month period ended March 29, 2015 and for the same period in the prior fiscal year were $11.9 million and $10.9 million, respectively.  Total revenues for the nine month period ended March 29, 2015 and for the same period in the prior fiscal year were $34.3 million and $31.3 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Food and supply sales	$7,468	$7,274	$22,199	$21,138
Franchise revenue	1,238	830	3,324	2,529
Restaurant sales	3,199	2,808	8,816	7,614
Total revenue	$11,905	$10,912	$34,339	$31,281

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 29, 2015, food and supply sales increased to $7.5 million compared to $7.3 million the same period in the prior fiscal year due primarily to a $3.7 million, or 16.0%, increase in total domestic franchisee retail sales driven by an increase in comparable store retail sales and an increase in the number of Pie Five franchisee stores.  For the nine month period ended March 29, 2015, food and supply sales increased to $22.2 million compared to $21.1 million the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.4 million for the three month period ended March 29, 2015 compared to the same period in the prior fiscal year.  This increase was the result of higher royalties resulting from increased franchisee retail sales and an increase in franchise fees and development fees primarily related to Pie Five.  Franchise revenue increased by $0.8 million for the nine month period ended March 29, 2015 compared to the same period in the prior fiscal year for similar reasons.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 13.9%, or $0.4 million, to $3.2 million for the three month period ended March 29, 2015, compared to $2.8 million for the comparable period in the prior year.  This increase was primarily due to positive comparable store retail sales and the opening of four new Company-owned Pie Five restaurants in fiscal 2015.  Restaurant sales increased 15.8%, or $1.2 million, to $8.8 million for the nine month period ended March 29, 2015, compared to $7.6 million for the comparable period in the prior year for similar reasons.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $10.2 million for the three month periods ended March 29, 2015 compared to $9.6 million in March 30, 2014.  The increase in costs was primarily the result of new Company-owned restaurants and increased food and supply sales by Norco.  Cost of sales increased to $29.3 million for the nine month period ended March 29, 2015 compared to $27.0 million for the nine month period ended March 30, 2014 for similar reasons.

General and Administrative Expenses

General and administrative expenses increased to $1.2 million for the three month period ended March 29, 2015 compared to $1.1 million for the quarter ended March 30, 2014.  General and administrative expenses were $3.5 million for the nine month period ended March 29, 2015 compared to $3.3 million for the nine months ended March 30, 2014.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased slightly to $0.8 million for the three month period ended March 29, 2015 compared to $0.7 million for the three month period ended March 30, 2014.  Franchise expenses for the nine month period ended March 29, 2015 increased to $2.3 million compared to $2.2 million for the nine month period ended March 30, 2014.

Pre-Opening Expenses

Pre-opening expenses increased to $0.2 million for the third quarter of fiscal 2015 compared to $4 thousand for the same quarter of fiscal 2014 due primarily to an increased number of Company-owned Pie Five stores under development during the latest period.  Pre-opening expenses increased to $0.4 million for the nine months ended March 29, 2015 compared to $0.2 million for the same period of the prior fiscal year for similar reasons.

Impairment of Long-Lived Assets and Other Lease Charges

During the third quarter of fiscal 2015, the Company recognized a $0.3 million impairment charge for a Company-owned Pizza Inn restaurant with insufficient projected future cash flows to recover the value of its long-lived assets.  No similar impairment charges were recognized for fiscal 2015 or the first nine months of fiscal 2014.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense decreased $57 thousand for the three month period ended March 29, 2015 as compared to the comparable period in the prior fiscal year.  Bad debt expense decreased $76 thousand for the nine month period ended March 29, 2015 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $31 thousand for the three month period ended March 29, 2015 as compared to the comparable period in the prior fiscal year. A zero debt balance in the current period resulted from the payoff of the Company’s bank credit facilities.  Interest expense remained steady at $0.1 for the nine month periods ended March 29, 2015 and March 30, 2014 due to the write-off of capitalized loan origination costs following payoff of the bank credit facilities.

Provision for Income Tax

For the three month period ended March 29, 2015, an income tax benefit of $0.3 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.5 million.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $3.2 million to cash provided of $2.6 million for the nine month period ended March 29, 2015 compared to cash used of $0.6 million for the nine months ended March 30, 2014.  This was primarily the result of a change in our distribution model which shifted the responsibility for maintaining distribution inventory from Norco to third party distributors.

Cash flows from investing activities generally reflect capital expenditures for the purchase of Company assets.  The Company used cash of $3.8 million for the nine month period ended March 29, 2015, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $1.9 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $7.0 million and $2.0 million for the nine month periods ended March 29, 2015 and March 30, 2014, respectively, which in each case reflected proceeds from the sale of stock offset by the repayment of bank debt.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “2013 ATM Offering”). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  The Company ultimately sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate net proceeds of $8.0 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through March 29, 2015, the Company had sold an aggregate of 699,177 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $6.1 million.

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

On June 13, 2013, the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offering of common stock.  On September 10, 2013, the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

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

Prior to January 5, 2015, inventory consisted primarily of food, paper products and supplies primarily warehoused by the Company’s third-party distributors for distribution system-wide and was stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of such inventory required us to estimate the amount of obsolete and excess inventory based on estimates of future demand for our products within specific time horizons, generally nine months or less.  The possibility of overestimating demand subjected us to risk of inventory write-down which could have had a negative impact on the Company’s gross margin.

Effective in the third quarter of fiscal 2015, The Company changed its distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of March 29, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 29, 2015 and March 30, 2014, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending March 29, 2015.  As of March 29, 2015, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

Dated:  May 13, 2015