Form 10-K
period 2015-06-28
RAVE RESTAURANT GROUP, INC.
filed 2015-09-24
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K

(Mark One)
[X]
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 193
For the fiscal year ended June 28, 2015.
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
Yes ___     No  Ö

As of December 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $44.7 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 24, 2015, there were 10,313,635 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for November 17, 2015, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1.  BUSINESS.

General

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company” or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 28, 2015, we owned and operated 26 restaurants comprised of 24 Pie Five restaurants (“Pie Five Units”) and two Pizza Inn buffet restaurants (“Buffet Units”).  As of that date, we also had 30 franchised Pie Five Units and 248 franchised Pizza Inn restaurants.  The 177 domestic franchised Pizza Inn restaurants were comprised of 99 Buffet Units, 21 delivery/carry-out restaurants (“Delco Units”) and 57 express restaurants (“Express Units”).  The 71 international franchised Pizza Inn restaurants were comprised of 18 Buffet Units, 45 Delco Units and eight Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Tennessee accounting for approximately 29%, 12%, 11% and 8%, respectively, of the total number of domestic restaurants.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “RAVE.”  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.  In November 2012, we signed our first franchise development agreement for Pie Five.

Our Concepts

We operate and franchise restaurant concepts under two distinct brands: Pie Five and Pizza Inn.

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in 140 seconds in our specially designed oven.  Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed toppings, cheeses, sauces and doughs and complete their purchase process in less than five minutes.  Customers can also get freshly prepared entrée and side salads, also made to order from our recipes or at the customer's direction.  They can also choose from several baked daily desserts like brownies, cookie pies, and cakes.  A variety of soft beverages are available, as well as beer and wine in some locations.  Pie Five restaurants offer items at prices from $5.49 to $9.99, and the average ticket price per meal, including a drink, was approximately $8.98 per person for fiscal year 2015. The average per person ticket is slightly higher in restaurants offering beer and wine.

Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space.  The restaurants typically are located in high traffic, high visibility urban or suburban sites in mid- to large-size metropolitan areas.  With seating for 65 to 85 customers in most units, and patio seating where available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages.  Sales are predominantly on-premise though carry out is offered as well. Future sales growth initiatives may include expanded text ordering and catering services.  Due to the relatively compact footprint of the restaurants, and other operating advantages, we also believe Pie Five is well suited for non-traditional locations such as airports.

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

           Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The buffet is typically offered at prices from $3.49 to $7.49, and the average ticket price, including a drink, was approximately $9.52 per person for fiscal year 2015.  The average per person ticket is slightly higher in restaurants offering beer and wine.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  While we plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees, we will continue to evaluate our mix of Company-owned and franchised restaurants.  We will evaluate the development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2016, particularly in the Middle East.

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

In fiscal 2016, we intend to continue developing franchised Pie Five Units.  As of August 25, 2015, we had 32 franchised units open and had executed multi-year development agreements with 21 franchisees for up to an additional 375 Pie Five Units to be located in the U.S., including Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin and Washington D.C.  The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area.  The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators.

In fiscal 2016, we also intend to continue to develop Company-owned Pie Five Units in selected metropolitan areas throughout the United States.  Our ability to open new Company-owned Pie Five Units is largely dependent on our ability to identify and secure suitable locations, to manage and fund the development of such locations and to train and staff the restaurants.

Domestic Franchise Operations

Franchise and development agreements. We discontinued offering new Delco Franchises during fiscal 2014.  Our current standard forms of franchise agreements provide for the following basic terms:

	Pizza Inn
	Buffet Unit	Express Unit	Pie Five Unit
Development fee per unit	-	-	5,000
Franchise fee per unit	25,000	5,000	20,000
Initial franchise term	20 years	5 years	10 years
Renewal period	10 years	5 years	5 years
Royalty rate % of sales	4%	5%	6%
National Ad fund % of sales	1%	2%	2%
Required total ad spending % of sales	5%	2%	5%

Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have evolved, and our present franchise relationships are evidenced by a variety of contractual forms.  Common to those forms are provisions that: (i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee and continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.

  We launched the franchise program for Pie Five in fiscal 2013.  Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2016.  Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

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

Company-Owned Restaurant Operations

As of June 28, 2015, we operated two Buffet Units and 24 Pie Five Units, primarily in the Dallas/Fort Worth, Houston and Chicago metropolitan areas. We do not currently intend to operate any Delco Units or Express Units.  Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.  In addition to generating revenues and earnings, we use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees.

Developing Company-owned Pie Five Units in multiple metropolitan areas is a key component of our strategic plan.  In addition to providing the Company with an attractive economic return, we believe that developing a domestic network of Company-owned Pie Five Units is an important aspect of our strategy for growing the Pie Five system.  Growth in both the franchised and Company-owned Pie Five Units in operation improves the system’s overall economies of scale for advertising, marketing, information systems, distribution and procurement of food products, and other costs.  In fiscal 2016, we plan to allocate additional resources to developing and operating Company-owned Pie Five Units.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 28, 2015, there were 71 Pizza Inn restaurants operating internationally. With the exception of two restaurants in Honduras and one in Bangladesh, all of the restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.  In the future, we may also pursue international opportunities for the development of Pie Five franchisees.

Food and Supply Distribution

Our Norco division provides product sourcing, purchasing, quality assurance, research and development, franchisee order and billing services, and logistics support functions for both the Pizza Inn and Pie Five restaurant systems.  We outsource our warehousing and distribution services to reputable and experienced restaurant distribution companies, including Performance Food Group, Inc. and its affiliates.  The distributors make deliveries to all domestic restaurants from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  We believe this division of responsibilities for our purchasing, franchisee support and distribution systems has resulted in lower operating costs and logistical efficiencies.  Norco also arranges for the distribution of certain products and equipment to some international franchisees.

Effective in the third quarter of fiscal 2015, we changed our distribution arrangements to shift the responsibility for maintaining system-wide inventory from Norco to third party distributors.  As a result, as of June 28, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants.

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

The Pizza Inn Advertising Plan Cooperative (“PIAP Cooperative”) is a Texas cooperative association that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP Cooperative.  Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP Cooperative.  Members contribute 1% of their sales to PIAP Cooperative.  PIAP Cooperative is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP Cooperative.  We provide certain administrative, marketing and other services to PIAP Cooperative and are paid by PIAP Cooperative for such services.  As of June 28, 2015, the Company-owned Buffet Units and substantially all of our domestic franchisees were members of PIAP Cooperative.  Operators of Express Units do not participate in PIAP Cooperative.  However, they contribute up to 1% of their sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in PIAP Cooperative.

In the past year we have allocated additional resources to the development and execution of marketing programs for the Pie Five restaurant system to benefit Pie Five franchisees and Company-owned restaurants in different metropolitan areas.  Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, customer satisfaction systems, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  We anticipate continuing to expand Pie Five marketing activities commensurate with the growth of the Pie Five system.

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

Employees

As of August 25, 2015, we had 557 employees, including 53 in our corporate office and 57 full-time and 447 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

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

As of June 28, 2015, the Company also operated two Pizza Inn Buffet Units and 24 Pie Five Units from leased locations.  The operating leases cover premises from 1,765 to 4,634 square feet and have initial terms of from five to ten years at base rental rates of $18.00 to $42.00 per square foot and contain provisions permitting renewal for one or more specified terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 25, 2015, there were approximately 1,933 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2015 or 2014.

The Company's common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. The following table shows the highest and lowest price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ.  Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
Fiscal 2015:
Fourth Quarter Ended 6/28/2015	$15.93	$10.72
Third Quarter Ended 3/29/2015	16.20	6.96
Second Quarter Ended 12/28/2014	8.23	6.12
First Quarter Ended 9/28/2014	8.63	5.96

Fiscal 2014:
Fourth Quarter Ended 6/29/2014	$6.74	$5.41
Third Quarter Ended 3/30/2014	8.29	5.38
Second Quarter Ended 12/29/2013	9.09	7.15
First Quarter Ended 9/29/2013	8.21	5.51

The Company did not pay any dividends on its common stock during the fiscal years ended June 28, 2015 or June 29, 2014.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 28, 2015.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).   Subsequent to June 28, 2015, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 28, 2015:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	871,798	$3.51	1,200,000

Equity compensation
plans not approved by
security holders	-	$-	-

Total	871,798	$3.51	1,200,000

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

Overview

The Company operates and franchises pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company division and through agreements with third party distributors. At June 28, 2015, Company-owned and franchised restaurants consisted of the following:

(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	2	$1,471	24	$11,398	26	$12,869
Domestic Franchised	177	91,480	30	13,940	207	105,420
Total Domestic Units	179	$92,951	54	$25,338	233	$118,289

International Franchised	71		-		71

The domestic restaurants were located in 25 states predominately situated in the southern half of the United States.  The international restaurants were located in seven foreign countries.

Basic and diluted loss per common share increased $0.01 to a loss of $0.19 and $0.18, respectively, for fiscal 2015, compared to $0.18 and $0.17, respectively, in the prior fiscal year.  Net loss increased $0.2 million to a loss of $1.8 million for fiscal 2015 compared to a loss of $1.6 million for the prior fiscal year on revenues of $48.2 million for fiscal 2015 as compared to $42.2 million in fiscal 2014.  The increase in net loss from prior year was primarily due to increased pre-opening expenses and higher general and administrative and franchise costs related to additional personnel and other resources to support the growth of Pie Five franchising and opening of Company-owned restaurants.

Adjusted EBITDA for the fiscal year ended June 28, 2015, improved $0.9 million to a positive $0.6 million compared to a negative $0.3 million for the comparable period of the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014
Net Loss	$(1,839)	$(1,567)
Interest Expense	113	142
Income Taxes	(670)	(760)
Income Taxes--Discontinued Operations	(86)	(58)
Depreciation and amortization	1,617	1,454
EBITDA	$(865)	$(789)
Stock compensation expense	128	68
Pre-opening costs	721	161
Asset disposals, closure costs and restaurant impairment	586	275
Adjusted EBITDA	$570	$(285)

Results of operations for fiscal 2015 and 2014 both included 52 weeks.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$13,940	$2,857
Domestic - Company-owned	11,398	8,101
Total domestic retail sales	$25,338	$10,958

Pie Five Comparable Store Retail Sales - Total	$7,892	$7,100

Pie Five Average Units Open in Period
Domestic - Franchised	16	5
Domestic - Company-owned	16	12
Total domestic Units	32	17

Pie Five system-wide retail sales increased $14.4 million, or 131.2%, for the fiscal year ended June 28, 2015 when compared to the prior year.  System-wide average weekly sales improved by $2,439, or 19.6%, from $12,468 in fiscal year 2014 to $14,907 for fiscal year 2015.  Compared to the fiscal year 2014, average units open in the period increased from 17 to 32.  Comparable store retail sales increased by 11.2% during fiscal 2015 compared to fiscal 2014.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 28, 2015:

	Fiscal Year Ended June 28, 2015
	Beginning			Ending
	Units	Opened	Closed	Units

Domestic - Franchised	7	25	2	30
Domestic - Company-owned	13	11	-	24
Total domestic Units	20	36	2	54

We believe that the net addition of 34 Pie Five Units during fiscal 2015 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, Chicago and other metropolitan areas.  The two closed franchised locations were related to the conversion of a market region from a franchise market to a Company market.

Pie Five - Company-Owned Restaurants
(in thousands, except store weeks and average data)	Three Months Ended				Fiscal Year Ended
	Sept 28,	Dec 28,	March 29,	June 28,	June 28,
	2014	2014	2015	2015	2015
Store weeks	169	182	212	264	827
Average weekly sales	14,199	13,336	13,432	13,826	13,693
Average number of units	13	14	16	20	16

Restaurant sales (excluding partial weeks)	2,400	2,427	2,848	3,650	11,324
Restaurant sales	2,405	2,438	2,855	3,700	11,398

Restaurant operating cash flow	413	346	439	571	1,769
Allocated marketing and advertising expenses	(120)	(122)	(143)	(185)	(570)
Depreciation/amortization expense	(274)	(267)	(319)	(384)	(1,244)
Pre-opening costs	(35)	(137)	(195)	(354)	(721)
Operations management and extraordinary expenses	(41)	(100)	(51)	(229)	(421)
Deferred rent adjustment (net) and impairment	-	-	-	-	-
Loss from continuing operations before taxes	(57)	(280)	(269)	(581)	(1,187)

	Three Months Ended				Fiscal Year Ended
	Sept 29,	Dec 29,	March 30,	June 29,	June 29,
	2013	2013	2014	2014	2014
Store weeks	139	156	169	169	633
Average weekly sales	11,896	11,802	13,186	14,030	12,787
Average number of units	11	12	13	13	12

Restaurant sales (excluding partial weeks)	1,654	1,841	2,228	2,371	8,094
Restaurant sales	1,659	1,843	2,228	2,371	8,101

Restaurant operating cash flow	164	161	316	370	1,011
Allocated marketing and advertising expenses	(83)	(92)	(111)	(119)	(405)
Depreciation/amortization expense	(256)	(237)	(280)	(274)	(1,047)
Pre-opening costs	(86)	(70)	(4)	(1)	(161)
Operations management and extraordinary expenses	(41)	(59)	(59)	(50)	(209)
Deferred rent adjustment (net) and impairment	-	3	-	(253)	(250)
Loss from continuing operations before taxes	(302)	(294)	(138)	(327)	(1,061)

Average weekly sales for Company-owned Pie Five restaurants increased $906, or 7.1%, to $13,693 for the fiscal year ended June 28, 2015 compared to $12,787 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow increased $0.8 million, or 75.0%, during the fiscal year 2015 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.1 million the fiscal year ended June 28, 2015 compared to the same period of the prior year.

For the Pie Five Company-owned restaurants, the increase in sales and restaurant operating cash flow was due to an increase in store count.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
Pizza Inn Retail Sales - Total Domestic Stores	June 28,	June 29,
Domestic Units	2015	2014
Buffet - Franchised	$83,539	$81,960
Delco/Express - Franchised	7,941	8,377
Buffet - Company-owned	1,471	1,870
Total domestic retail sales	$92,951	$92,207

Pizza Inn Comparable Store Retail Sales - Total Domestic	$87,547	$84,065

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	100	105
Delco/Express - Franchised	75	73
Buffet - Company-owned	2	2
Total domestic units	177	180

Total domestic Pizza Inn retail sales increased $0.7 million, or 0.8% compared to the prior year.  The increase in domestic retail sales was primarily due to a $3.5 million, or 4.1% increase in comparable store sales compared to the prior fiscal year, partially offset by stores that closed.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $0.5 million for the fiscal year 2015 and $0.4 million for the fiscal year 2014.  The fiscal year 2015 loss includes a $0.3 million impairment charge for a Company-owned Pizza Inn restaurant with insufficient projected future cash flows to recover the value of its long-lived assets.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 28, 2015:

	Fiscal Year Ended June 28, 2015
	Beginning			Ending
	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	103	2	6	99
Delco/Express - Franchised	77	6	5	78
Buffet - Company-owned	2	-	-	2
Total domestic Units	182	8	11	179

International Units (all types)	71	-	-	71

Total Units	253	8	11	250

We believe that the net decrease of three domestic Pizza Inn units during fiscal 2015 reflects an overall improving trend in net domestic store closures. The number of international Pizza Inn units continues to remain steady.

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
•
 “Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to closed restaurants and impairment charges.

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

•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses and (5) deferred rent adjustment (net) and impairment.

•
“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

Revenues:

Revenues are derived from (1) sales of food, paper products and supplies from Norco to franchisees, (2) franchise royalties and franchise fees, and (3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the mix of products sold to franchisees through Norco rather than through third-party food distributors.

Total revenues for fiscal 2015 and for the same period in the prior fiscal year were $48.2 million and $42.2 million, respectively.  Revenue for these periods consisted of the following:

	June 28,	June 29,
	2015	2014
Food and supply sales	$30,787	$28,810
Franchise revenue	4,543	3,443
Restaurant sales	12,869	9,971
Total revenue	$48,199	$42,224

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2015, food and supply sales increased 6.9% to $30.8 million compared to $28.8 million for the prior fiscal year due to an increase in sales to franchisees.  This increase was driven by a $12.2 million, or 13.1%, increase in domestic franchisee retail sales attributable to an increase in the average number of stores open and an increase in comparable store sales in the current year when compared to prior year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased to $4.5 million for fiscal 2015 compared to $3.4 million for the prior fiscal year as the result of higher domestic and international royalties resulting from higher franchisee retail sales and an increase in franchise and development fees due to increased Pie Five store openings.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 29.1%, or $2.9 million, to $12.9 million for fiscal 2015 compared to $10.0 million for the prior fiscal year.  This increase was due to 11 new Company-owned Pie Five Units in fiscal 2015, partially offset by the closing of one Company-owned Pizza Inn buffet restaurant in the fourth quarter of fiscal 2014.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales. These costs increased 13.7%, or $5.0 million, to $41.3 million for fiscal 2015 compared to $36.3 million for the prior fiscal year.  The increase in cost of sales was primarily due to the increased number of Company-owned Pie Five restaurants compared to the prior year.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased to $3.2 million from $2.9 million in the prior fiscal year primarily due to higher payroll, travel and marketing costs during fiscal 2015 as a result of the addition of personnel to develop and grow the Pie Five franchise system.

General and Administrative Expenses

General and administrative expenses increased $0.4 million to $4.8 million for fiscal 2015 compared to $4.4 million for the prior fiscal year primarily due to operating expenses associated with new Company-owned Pie Five restaurants and future growth plans.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening of Company-owned restaurants.  Pre-opening expenses increased to $0.7 million from $0.2 million in the prior year primarily due to the accelerating rate of Pie Five store openings.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2015, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of one Pizza Inn restaurant.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees decreased to $0.2 million in fiscal 2015 compared to $0.3 million in the prior year.  The Company believes that this provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense decreased nominally for the fiscal year ended June 28, 2015, compared to the prior year due to lower average borrowings on the Company’s credit facilities in the current year which was paid in full in the second quarter of fiscal 2015.

Provision for Income Tax

Income tax benefit for fiscal 2015 decreased $0.1 million to $0.7 million and was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  The decrease in tax benefit in fiscal 2015 was due to a decrease in the effective tax rate to 28.6% in fiscal 2015 from 33.9% in fiscal 2014 due primarily to adjusted state tax calculations.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax assets of $2.6 million.

Discontinued Operations

Discontinued operations include losses from two Pizza Inn locations in Texas.  One is a leased building associated with a Company-owned restaurant closed during fiscal 2008.  The other is results of operations for a Company-owned restaurant that was closed in the fourth quarter of fiscal 2014 due to declining sales.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities are generally the result of net income adjusted for depreciation and amortization and changes in working capital.  Cash provided by operations was $2.0 million in fiscal 2015 compared to cash used by operations of $0.1 million in fiscal year 2014.

The Company used cash for investing activities of approximately $6.7 million in fiscal 2015 mainly for new Company-owned Pie Five Units. The Company used cash for investing activities of approximately $2.0 million in fiscal 2014 mainly for new Company-owned Pie Five stores.

Cash flows from financing activities generally reflect changes in the Company's net borrowings, stock options exercised and proceeds from the sale of stock during the period. During fiscal 2015, the Company had a net decrease of $0.8 million in bank debt.  During fiscal 2014, the Company had a net decrease of $1.8 million in bank debt.  During fiscal 2015, the Company had proceeds from the sale of stock of $8.3 million compared to $5.6 million in the prior fiscal year.  During fiscal 2015, the Company had proceeds from the exercise of stock options of $0.4 million compared to $0.1 million in the prior fiscal year.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “2013 ATM Offering”). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  The Company ultimately sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate net proceeds of $7.8 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 28, 2015, the Company had sold an aggregate of 767,463 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $7.1 million.

Credit Facilities

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan could not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offerings of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility would mature. The Company did not draw borrowings on the revolving credit facility during fiscal 2015 and allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of September 26, 2014, the balance on the initial term loan facility was also paid in full.  As a result, the F&M Loan Agreement expired by its terms.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow, with additional potential funding from the 2014 ATM Offering and debt borrowings.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2016 fiscal year.

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

Effective in the third quarter of fiscal 2015, we changed our distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of June 28, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. During fiscal year 2015, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of one Company-owned Buffet Unit in Texas.  During fiscal year 2014, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of two Company-owned Pie Five Units in Texas.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 28, 2015 and June 29, 2014, the Company had no uncertain tax positions.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 28, 2015.  During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	2.	Any financial statement schedule filed as part of this report is listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	3.	Exhibits:

		3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (filed as Exhibit 3.1 to Form 8-K filed January 8, 2015 and incorporated herein by reference).

		3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (filed as Exhibit 3.2 to Form 8-K filed January 8, 2015 and incorporated herein by reference).
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

10.3	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.4	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*
10.5	Employment letter dated November 8, 2012, between the Company and Randall Gier (filed as Exhibit 10.1 to Form 8-K filed November 15, 2012, and incorporated herein by reference).*
10.6	Employment letter dated April 7, 2014, between the Company and Tim Mullany (filed as Exhibit 10.1 to Form 8-K filed April 30, 2014, and incorporated herein by reference).*

10.7	At Market Issuance Sales Agreement between the Company and MLV & Co. LLC dated October 1, 2014 (filed as Exhibit 1.1 to Form 8-K filed October 1, 2014, and incorporated herein by reference).

10.8	Advisory Services Agreement between the Company and NCM Services, Inc. dated February 20, 2014 (filed as Exhibit 10.1 to Form 8-K filed February 24, 2014, and incorporated herein by reference).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 24, 2015	By: /s/ Randall E. Gier
Randall E. Gier
President and Chief Executive Officer

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Randall E. Gier	September 24, 2015
Randall E. Gier
President and Chief Executive Officer (Principal Executive Officer)

/s/Timothy E. Mullany	September 24, 2015
Tim Mullany
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/Mark E. Schwarz	September 24, 2015
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 24, 2015
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 24, 2015
Steven M. Johnson
Director

/s/Robert B. Page	September 24, 2015
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 24, 2015
William Hammett
Director

/s/ Clinton J. Coleman	September 24, 2015
Clinton J. Coleman
Director

RAVE RESTAURANT GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

F 1

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rave Restaurant Group, Inc.
The Colony, Texas

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. as of June 28, 2015 and June 29, 2014 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rave Restaurant Group, Inc. as of June 28, 2015 and June 29, 2014, and the results of its operations and cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 24, 2015

F 2

RAVE RESTAURANT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014

REVENUES:	$48,199	$42,224

COSTS AND EXPENSES:
Cost of sales	41,307	36,325
Franchise expenses	3,154	2,931
General and administrative expenses	4,792	4,373
Pre-opening expenses	721	161
Impairment of long-lived assets and other lease charges	300	253
Bad debt	153	253
Interest expense	113	142
	50,540	44,438

LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES	(2,341)	(2,214)

Income tax benefit	(670)	(760)

LOSS FROM
CONTINUING OPERATIONS	(1,671)	(1,454)

Loss from discontinued operations, net of taxes	(168)	(113)

NET LOSS	$(1,839)	$(1,567)

LOSS PER SHARE OF COMMON
STOCK - BASIC:
Loss from continuing operations	$(0.17)	$(0.17)
Loss from discontinued operations	$(0.02)	$(0.01)
Net loss	$(0.19)	$(0.18)

LOSS PER SHARE OF COMMON
STOCK - DILUTED:
Loss from continuing operations	$(0.16)	$(0.16)
Loss from discontinued operations	$(0.02)	$(0.01)
Net loss	$(0.18)	$(0.17)

Weighted average common
shares outstanding - basic	9,744	8,635

Weighted average common
shares outstanding - diluted	10,306	9,173

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 3

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 28,	June 29,
ASSETS	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$5,958	$2,796
Accounts receivable, less allowance for doubtful
accounts of $193 and $276, respectively	3,437	3,276
Notes receivable	24	81
Inventories	180	1,703
Income tax receivable	492	386
Deferred income tax assets	729	951
Prepaid expenses and other	872	173
Total current assets	11,692	9,366

LONG-TERM ASSETS
Property, plant and equipment, net	10,020	5,133
Long-term notes receivable	119	134
Long-term deferred tax asset	1,864	939
Deposits and other	276	396
Total assets	$23,971	$15,968
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$2,875	$2,023
Accrued expenses	1,267	926
Deferred rent	155	163
Deferred revenues	374	177
Bank debt	-	500
Total current liabilities	4,671	3,789

LONG-TERM LIABILITIES
Bank debt, net of current portion	-	267
Deferred rent, net of current portion	893	822
Deferred revenues, net of current portion	1,166	791
Deferred gain on sale of property	9	34
Other long-term liabilities	22	23
Total liabilities	6,761	5,726

COMMITMENTS AND CONTINGENCIES (See Notes F and J)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,374,735 and 16,240,412 shares, respectively;
outstanding 10,255,335 and 9,121,012 shares, respectively	174	162
Additional paid-in capital	24,700	15,905
Retained earnings	16,972	18,811
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	17,210	10,242
Total liabilities and shareholders' equity	$23,971	$15,968

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 4

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE, JUNE 30, 2013	8,193	$153	$10,174	$20,378	(7,119)	$(24,636)	$6,069

Stock compensation expense	-	-	68	-	-	-	68
Stock options exercised	39	-	82	-	-	-	82
Sale of Stock	889	9	5,581	-	-	-	5,590
Net loss	-	-	-	(1,567)	-	-	(1,567)

BALANCE, JUNE 29, 2014	9,121	$162	$15,905	$18,811	(7,119)	$(24,636)	$10,242

Stock compensation expense	-	-	128	-	-	-	128
Stock options exercised	170	2	424	-	-	-	426
Sale of stock	964	10	8,243	-	-	-	8,253
Net loss	-	-	-	(1,839)	-	-	(1,839)

BALANCE, JUNE 28, 2015	10,255	$174	$24,700	$16,972	(7,119)	$(24,636)	$17,210

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 5

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,839)	$(1,567)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Impairment of fixed assets and other assets	300	253
Depreciation and amortization	1,617	1,454
(Gain) loss on the sale of assets	49	(97)
Provision for bad debt	153	48
Stock compensation expense	128	68
Deferred income taxes	(703)	(840)
Changes in operating assets and liabilities:
Notes and accounts receivable	(240)	(70)
Income tax receivable	(107)	(41)
Inventories	1,523	(88)
Prepaid expenses and other	(705)	(213)
Deferred revenue	545	404
Accounts payable - trade	852	451
Accrued expenses	404	163
Cash provided by (used for) operating activities	1,977	(75)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	-	106
Capital expenditures	(6,727)	(2,068)
Cash used for investing activities	(6,727)	(1,962)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings of bank debt	-	-
Repayments of bank debt	(767)	(1,758)
Proceeds from sale of stock	8,253	5,590
Proceeds from exercise of stock options	426	82

Cash provided by financing activities	7,912	3,914

Net increase in cash and cash equivalents	3,162	1,877
Cash and cash equivalents, beginning of year	2,796	919
Cash and cash equivalents, end of year	$5,958	$2,796

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$113	$142
Income taxes	$19	$17

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

F 6

RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 28, 2015, we owned and operated 26 restaurants comprised of 24 Pie Five restaurants (“Pie Five Units”) and two Pizza Inn buffet restaurants (“Buffet Units”).  As of that date, we also had 30 franchised Pie Five Units and 248 franchised Pizza Inn restaurants.  The 177 domestic franchised Pizza Inn restaurants were comprised of 99 Buffet Units, 21 delivery/carry-out restaurants (“Delco Units”) and 57 express restaurants (“Express Units”).  The 71 international franchised Pizza Inn restaurants were comprised of 18 Buffet Units, 45 Delco Units and eight Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Tennessee accounting for approximately 29%, 12%, 11% and 8%, respectively, of the total number of domestic restaurants.

Principles of Consolidation:

The consolidated financial statements include the accounts of Rave Restaurant Group, Inc. and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  At June 28, 2015 and June 29, 2014 and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits.  We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Inventories:

Inventory consists primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

F 7

Closed Restaurants and Discontinued Operations:

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity’s operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This pronouncement did not have a material impact on our condensed consolidated financial statements

The authoritative guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that discontinued operations that meet certain criteria be reflected in the statement of operations after results of continuing operations as a net amount.  This guidance also requires that the operations of closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2015 and 2014, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million each year related to the carrying value of one Company-owned Buffet Unit in Texas and two Company-owned Pie Five Units in Texas.

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

F 8

Notes Receivable:

Notes receivable primarily consist of accounts receivable from franchisees converted into notes.  The majority of amounts and terms are contained under formal promissory and personal guarantee agreements.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due weekly or monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2024 and bear interest at rates that range from 5% to 7% (6% average rate at June 28, 2015).

Management evaluates the creditworthiness of franchisees by considering credit history and sales to evaluate credit risk. Management determines interest rates based on credit risk of the underlining franchisee.  The Company monitors payment history to determine whether or not a loan should be placed on a nonaccrual status or impaired.

The Company charges off notes receivable based on an account-by-account analysis of the borrower’s current economic conditions, monthly payments history and historical loss experience. The allowance for doubtful notes receivable is included with the allowance for doubtful accounts.  Notes receivable as of June 28, 2015 totaled $143,000, of which $24,000 was included in current assets and $119,000 was included in long-term assets in the accompanying balance sheet.

The principal balance outstanding on the notes receivable and expected principal collections for the next five years and thereafter were as follows as of June 28, 2015 (in thousands):

Notes
Receivable
2016	21
2017	9
2018	12
2019	15
2020 and thereafter	86
$143

Two notes totaling $48,813 were charged off for the fiscal year ended June 28, 2015.

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

Management evaluates the deferred tax asset at the end of each fiscal quarter to determine if an allowance against the deferred tax asset is required, and at the end of fiscal years 2015 and 2014 determined that it was more likely than not that the deferred tax asset would be fully realized based on the expectation of future taxable income and the future reversal of temporary differences.  Therefore, no allowance was recorded.  This determination and future estimates could be impacted by changes in future taxable income, the results of tax strategies or changes in tax laws.

The Company follows authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 28, 2015 and June 29, 2014, the Company had no uncertain tax positions.  Federal returns for tax years 2011 through 2014 remained open for examination as of June 28, 2015.

F 9

Pre-Opening Expense:

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening.

Related Party Transactions:

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “Agreement”) with NCM Services, Inc. (“NCMS”) pursuant to which NCMS provides certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continues quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants.  As of June 28, 2015, the accrued liability relating to services performed by NCMS was $133,336.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the fiscal years ended June 28, 2015 and June 29, 2014, 82% and 91%, respectively, of franchise revenue was comprised of recurring royalties.

We recognize restaurant sales when food and beverage products are sold.  The Company reports revenue net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

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

The Company’s stock-based compensation plans are described more fully in Note H.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company’s stock at the dates of grant.  Generally those options vest ratably over various vesting periods.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had no bank debt at June 28, 2015.

F 10

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred and totaled $0.7 million for both fiscal years ended June 28, 2015, and June 29, 2014.  Advertising and marketing costs are included in cost of sales and general and administrative expenses in the consolidated statements of operations.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 28, 2015 and the fiscal year ended June 29, 2014 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 28,	June 29,
	Lives	2015	2014

Equipment, furniture and fixtures	3 - 7 yrs	$6,927	$4,864
Software	5 yrs	637	424
Vehicle	2 - 3 yrs	19	19
Leasehold improvements	10 yrs or lease term, if shorter	9,134	4,820
		16,717	10,127
Less: accumulated depreciation/amortization		(6,697)	(4,994)
		$10,020	$5,133

Depreciation and amortization expense was approximately $1.6 million and $1.5 million for the fiscal years ended June 28, 2015 and June 29, 2014, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 28,	June 29,
	2015	2014
Compensation	$587	$455
Other	506	244
Professional fees	79	132
Insurance loss reserves	95	95

	$1,267	$926

F 11

NOTE D - LONG-TERM DEBT:

On August 28, 2012, the Company entered into a Loan and Security Agreement (the “F&M Loan Agreement”) with The F&M Bank & Trust Company (“F&M”) providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan could not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company’s at-the-market offerings of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility would mature. The Company did not draw borrowings on the revolving credit facility during fiscal 2015 and allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of September 26, 2014, the balance on the initial term loan facility was also paid in full.  As a result, the F&M Loan Agreement expired by its terms.

Management believes the cash on hand combined with cash from operations and proceeds from the 2014 ATM Offering will be sufficient to fund operations for the next 12 months.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014
Current - Federal	$-	$-
Current - Foreign	24	-
Current - State	29	18
Deferred - Federal	(674)	(722)
Deferred - State	(49)	(56)
Provision for income taxes	$(670)	$(760)

Included in loss from discontinued operations is $86,000 and $59,000 of tax benefit for the fiscal years ended June 28, 2015 and June 29, 2014, respectively.

The effective income tax rate varied from the statutory rate for the fiscal years ended June 28, 2015 and June 29, 2014 as reflected below (in thousands):

F 12

	June 28,	June 29,
	2015	2014
Federal income taxes based on 34%
of pre-tax income	$(796)	$(763)
State income tax, net of federal effect	(13)	(52)
Permanent adjustments	44	8
Foreign tax credits	24	-
Other	71	47
	$(670)	$(760)

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 28,	June 29,
	2015	2014

Current
Reserve for bad debt	$69	$98
Deferred fees	124	54
Other reserves and accruals	536	798
	729	950
Non Current
Credit carryforwards	180	181
Net operating loss carryforwards	1,633	734
Depreciable assets	51	24

Total gross deferred tax asset	2,593	1,889

Valuation allowance	-	-

Net deferred tax asset	$2,593	$1,889

At the end of fiscal 2015, the Company had federal and state net operating loss carryforwards of $5.1 million and $1.8 million that are available to reduce future taxable income and will begin to expire in 2033.  Of these amounts, approximately $0.6 million is related to excess stock compensation that will be recorded as additional paid-in capital when realized as a reduction in taxes payable.  These net operating loss carryforwards result in a deferred tax asset of $1.6 million and $0.7 million at June 28, 2015, and June 29, 2014, respectively.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset.

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

F 13

Future minimum rental payments under non-cancelable leases, net of subleases, with initial or remaining terms of one year or more at June 28, 2015 were as follows (in thousands):

Operating
Leases

2016	$2,414
2017	2,077
2018	1,757
2019	1,709
2020	1,660
Thereafter	5,946
$15,563

Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014

Minimum rentals	$1,666	$1,448
Sublease rentals	(221)	(182)
	$1,445	$1,266

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

For the fiscal years ended June 28, 2015 and June 29, 2014, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $39,000 and $12,000, respectively.

NOTE H - STOCK OPTIONS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company were eligible to receive options to purchase shares of the Company’s common stock.  Options were granted at market value of the stock on the date of grant, were subject to various vesting and exercise periods as determined by the Compensation Committee of the board of directors, and could be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock were authorized for issuance under the 2005 Employee Plan.  During the 2015 fiscal year, options to purchase 92,000 shares were granted under the 2005 Employee Plan.  Also during the 2015 fiscal year, 3,000 shares of common stock were issued upon the exercise of options granted under the 2005 Employee Plan.  The 2005 Employee Plan expired by its terms on June 23, 2015.

F 14

The shareholders also approved the 2005 Non-Employee Directors Stock Award Plan (the “2005 Directors Plan”) in June 2005, to be effective as of June 23, 2005.  Directors not employed by the Company were eligible to receive stock options under the 2005 Directors Plan.  Options for common stock equal to twice the number of shares of common stock acquired during the previous fiscal year, up to 40,000 shares per year, were automatically granted to each non-employee director on the first day of each fiscal year.  Options were granted at market value of the stock on the first day of each fiscal year, with vesting periods beginning at a minimum of six months and with exercise periods up to ten years.  A total of 650,000 shares of Company common stock were authorized for issuance pursuant to the 2005 Directors Plan.  During the 2015 fiscal year, 28,800 options were granted under the 2005 Directors Plan. Also during the 2015 fiscal year, 167,200 shares of common stock were issued upon the exercise of options granted under the 2005 Directors Plan.  The 2005 Directors Plan expired by its terms on June 23, 2015.

The 2015 Long Term Incentive Plan (the “2015 LTIP”) was approved by the Company’s shareholders on November 18, 2014, and became effective June 1, 2015.  Officers, employees and non-employee directors of the Company are eligible to receive awards under the 2015 LTIP.  A total of 1,200,000 shares of common stock are authorized for issuance under the 2015 LTIP.  Awards authorized under the 2015 LTIP include incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options).  The 2015 LTIP provides for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors.  The Compensation Committee may also determine the vesting periods, performance criteria and other terms and conditions of all awards under the 2015 LTIP.  As of June 28, 2015, no awards had been granted under the 2015 LTIP.

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended
	June 28, 2015		June 29, 2014
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning
of year	921,198	$2.92	851,306	$2.54

Granted	120,800	$6.57	147,892	$4.92
Exercised	(170,200)	$2.50	(39,144)	$2.12
Forfeited/Canceled/Expired	-	$-	(38,856)	$3.15

Outstanding at end of year	871,798	$3.51	921,198	$2.92

Exercisable at end of year	406,378	$2.63	473,659	$2.43

Weighted-average fair value of
options granted during the year		$3.16		$3.64

Total intrinsic value of
options exercised		$425,944		$82,845

At June 28, 2015, the total intrinsic value of options outstanding was $8.6 million and of options exercisable was $4.3 million.

The following table provides information on options outstanding and options exercisable as of June 28, 2015:

F 15

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Options	Remaining	Weighted-	Options	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 28, 2015	Life (Years)	Exercise Price	at June 28, 2015	Exercise Price

$1.55 - 1.95	81,306	4.1	$1.90	81,306	$1.90
$1.96 - 2.35	90,000	3.0	$2.32	90,000	$2.32
$2.36 - 2.75	397,000	7.2	$2.57	145,000	$2.60
$2.76 - 3.30	55,000	7.0	$3.11	55,000	$3.11
$3.31 - 3.81	41,528	7.5	$3.81	12,458	$1.52
$5.51 - 5.74	8,664	8.0	$5.74	8,664	$5.74
$5.95 - 6.25	153,300	8.9	$6.06	12,450	$6.02
$6.26 - 8.16	45,000	8.9	$8.09	1,500	$8.16
	871,798	6.9	$3.51	406,378	$2.63

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

The following weighted average assumptions were used for options granted in the last two fiscal years:

	June 28,	June 29,
Fiscal Year Ended	2015	2014

Expected life (in years)	5.9	6.0
Expected volatility	39.1%	42.8%
Risk-free interest rate	1.9%	1.5%
Expected forfeiture rate	47.1%	58.2%

The share based compensation expense is included in general and administrative expense in the statement of operations.

F 16

At June 28, 2015, the Company had unvested options to purchase 465,420 shares with a weighted average grant date fair value of $2.66.  The total remaining unrecognized compensation cost related to unvested awards amounted to approximately $0.4 million at June 28, 2015.  The weighted average remaining requisite service period of the unvested awards was 15.1 months.  Stock compensation expense of $0.1 million was recognized in each of fiscal years 2015 and 2014.

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2015 and, as of June 28, 2015, there were 848,425 shares available to repurchase under the plan.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the “2013 ATM Offering”). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  The Company ultimately sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate net proceeds of $7.8 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 28, 2015, the Company had sold an aggregate of 767,463 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $7.1 million.

The Company pays to MLV a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  Expenses associated with the 2013 ATM Offering and 2014 ATM Offering were $42,000 and $43,000 in fiscal 2015 and fiscal 2014, respectively, which includes fees and expense reimbursement to MLV and legal and other offering expenses incurred by the Company.

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

F 17

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014
Loss from continuing operations	$(1,671)	$(1,454)
Discontinued operations	(168)	(113)
Net loss available to common stockholders	$(1,839)	$(1,567)

BASIC:
Weighted average common shares	9,744	8,635

Loss from continuing operations per common share	$(0.17)	$(0.17)
Discontinued operations per common share	(0.02)	(0.01)
Net loss per common share	$(0.19)	$(0.18)

DILUTED:
Weighted average common shares	9,744	8,635
Stock options	562	538
Weighted average common shares outstanding	10,306	9,173

Loss from continuing operations per common share	$(0.16)	$(0.16)
Discontinued operations per common share	(0.02)	(0.01)
Net loss per common share	$(0.18)	$(0.17)

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended June 28, 2015 and June 29, 2014 (in thousands):

F 18

	Fiscal Year Ended
	June 28,	June 29,
	2015	2014
Net sales and operating revenues:
Franchising and food and supply distribution	$35,330	$32,253
Company-owned restaurants (1)	12,869	9,971
Consolidated revenues	$48,199	$42,224

Depreciation and amortization:
Franchising and food and supply distribution	$24	$19
Company-owned restaurants (1)	1,374	1,244
Combined	1,398	1,263
Corporate administration and other	219	191
Depreciation and amortization	$1,617	$1,454

Loss from continuing operations before taxes
Franchising and food and supply distribution (2)	$1,492	$762
Company-owned restaurants (1) (2)	(1,429)	(1,212)
Combined	63	(450)
Impairment of long-lived assets and other lease charges	(300)	(253)
Corporate administration and other (2)	(2,104)	(1,511)
Loss from continuing operations before taxes	$(2,341)	$(2,214)

Capital Expenditures:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants	6,443	1,918
Corporate administration	284	150
Combined capital expenditures	$6,727	$2,068

Assets:
Franchising and food and supply distribution	$4,314	$5,231
Company-owned restaurants	11,088	4,631
Corporate administration	8,569	6,106
Combined assets	$23,971	$15,968

(1) Company stores that were closed are included in discontinued operations in the accompanying Condensed
Consolidated Statement of Operations.

(2) Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$47,509	$41,342
Foreign countries	690	882
Consolidated total	$48,199	$42,224

F 19