Form 10-Q
period 2015-09-27
RAVE RESTAURANT GROUP, INC.
filed 2015-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2015

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

As of November 12, 2015, 10,313,635 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2015	2014

REVENUES:	$14,536	$11,306

COSTS AND EXPENSES:
Cost of sales	12,350	9,614
General and administrative expenses	1,569	1,109
Franchise expenses	859	715
Pre-opening expenses	432	35
Bad debt	103	79
Interest expense	1	107
Total costs and expenses	15,314	11,659

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(778)	(353)
Income tax benefit	(258)	(115)
LOSS FROM CONTINUING OPERATIONS	(520)	(238)

Loss from discontinued operations, net of taxes	(37)	(28)
NET LOSS	$(557)	$(266)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.05)	$(0.03)
Loss from discontinued operations	-	-
Net loss	$(0.05)	$(0.03)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.05)	$(0.03)
Loss from discontinued operations	-	-
Net loss	$(0.05)	$(0.03)

Weighted average common shares outstanding - basic	10,342	9,291

Weighted average common and
potential dilutive common shares outstanding	10,954	9,865

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 27,	June 28,
ASSETS	2015 (unaudited)	2015

CURRENT ASSETS
Cash and cash equivalents	$3,916	5,958
Accounts receivable, less allowance for bad debts
accounts of $272 and $193, respectively	3,357	3,437
Notes receivable	21	24
Inventories	213	180
Income tax receivable	212	492
Deferred income tax assets	812	729
Prepaid expenses and other	834	872
Total current assets	9,365	11,692

LONG-TERM ASSETS
Property, plant and equipment, net	13,097	10,020
Long-term notes receivable	121	119
Long-term deferred tax asset	2,062	1,864
Deposits and other	274	276
Total assets	$24,919	$23,971

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,289	2,875
Accrued expenses	1,227	1,267
Deferred rent	250	155
Deferred revenues	247	374
Total current liabilities	5,013	4,671

LONG-TERM LIABILITIES
Deferred rent, net of current portion	985	893
Deferred revenues, net of current portion	1,415	1,166
Deferred gain on sale of property	3	9
Other long-term liabilities	26	22
Total liabilities	7,442	6,761

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,433,035 and 17,374,735 shares, respectively;
outstanding 10,313,635 and 10,255,335 shares, respectively	174	174
Additional paid-in capital	25,524	24,700
Retained earnings	16,415	16,972
Treasury stock at cost	(24,636)	(24,636)
Shares in treasury: 7,119,400
Total shareholders' equity	17,477	17,210
	$24,919	$23,971

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(557)	$(266)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	517	376
Stock compensation expense	45	23
Deferred income taxes	(281)	(136)
Provision for bad debt	103	79
Changes in operating assets and liabilities:
Notes and accounts receivable	258	77
Inventories	(33)	(157)
Accounts payable - trade	414	(682)
Accrued expenses	151	(15)
Deferred revenue	116	168
Prepaid expenses and other	10	(209)
Cash provided by (used in) operating activities	743	(742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,564)	(530)
Cash used in investing activities	(3,564)	(530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	779	1,196
Repayments of bank debt	-	(767)
Cash provided by financing activities	779	429

Net increase (decrease) in cash and cash equivalents	(2,042)	(843)
Cash and cash equivalents, beginning of period	5,958	2,796
Cash and cash equivalents, end of period	$3,916	$1,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$1	$15
Income taxes - net	$5	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015.

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

Fiscal Quarters
The three month periods ended September 27, 2015 and September 28, 2014, each contained 13 weeks.

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

Reclassification
Certain items have been reclassified in the prior year financial statements to conform to current year presentation.

(2)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of September 27, 2015, up to an additional 848,425 shares could be purchased under the plan.

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

(3)           Stock-Based Compensation

For the three months ended September 27, 2015, and September 28, 2014, the Company recognized stock-based compensation expense of $45,000 and $23,000, respectively.  As of September 27, 2015, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 27, 2015	September 28, 2014

Outstanding at beginning of year	871,798	921,198

Granted	42,786	78,800
Exercised	-	-
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	914,584	999,998

Exercisable at end of period	443,028	484,323

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 27,	September 28,
	2015	2014
Loss from continuing operations	$(520)	$(238)
Loss from discontinued operations	(37)	(28)
Net loss available to common stockholders	$(557)	$(266)

BASIC:
Weighted average common shares	10,342	9,291

Loss from continuing operations per common share	$(0.05)	$(0.03)
Loss from discontinued operations per common share	-	-
Net loss per common share	$(0.05)	$(0.03)

DILUTED:
Weighted average common shares	10,342	9,291
Stock options	612	574
Weighted average common shares outstanding	10,954	9,865

Loss from continuing operations per common share	$(0.05)	$(0.03)
Loss from discontinued operations per common share	-	-
Net loss per common share	$(0.05)	$(0.03)

For the three months ended September 27, 2015, options to purchase 24,286 shares of common stock at an exercise price of $13.11 were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the period.

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

(6)           Income Taxes

For the three month periods ended September 27, 2015 and September 28, 2014 income tax benefit of $0.3 million and $0.1 million, respectively, were calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items. Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.9 million.

(7)           Related Party Transactions

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

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 27, 2015 and September 28, 2014 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
	September 27,	September 28,
	2015	2014
Net sales and operating revenues:
Franchising and food and supply distribution	$9,912	$8,486
Company-owned restaurants (1)	4,624	2,820
Consolidated revenues	$14,536	$11,306

Depreciation and amortization:
Franchising and food and supply distribution	$6	$5
Company-owned restaurants (1)	443	321
Combined	449	326
Corporate administration and other	68	50
Depreciation and amortization	$517	$376

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$633	$421
Company-owned restaurants (1) (2)	(663)	(101)
Combined	(30)	320
Corporate administration and other (2)	(748)	(673)
Loss from continuing operations before taxes	$(778)	$(353)

Geographic information (revenues):
United States	$14,335	$11,139
Foreign countries	201	167
Consolidated total	$14,536	$11,306

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 28, 2015, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 28, 2015.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three months ended September 27, 2015:

Three Months Ended September 27, 2015
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$231	30	$4,393	31	$4,624
Domestic Franchised	170	22,228	38	6,712	208	28,940
Total Domestic Units	171	$22,459	68	$11,105	239	$33,564

International Franchised	71		-		71

Domestic restaurants are located in 25 states predominantly situated in the southern half of the United States.  International restaurants are located in seven foreign countries.

           Basic and diluted income per common share declined $0.02 per share to a loss of $0.05 per share for the three month period ended September 27, 2015, compared to a loss of $0.03 per share in the comparable period in the prior fiscal year.  The Company had a net loss of $0.6 million for the three month period ended September 27, 2015, and net loss of $0.3 million in the comparable period in the prior fiscal year, on revenues of $14.5 million for the three month period ended September 27, 2015 compared to $11.3 million in the comparable period in the prior fiscal year.  The increase in net loss from prior year was primarily due to increased pre-opening expenses and higher general and administrative and franchise costs related to additional personnel and other resources to support the growth of the Pie Five franchising and opening of Company-owned restaurants.

Adjusted EBITDA for the fiscal quarter ended September 27, 2015, remained steady at $0.2 million compared to the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 27,	September 28,
	2015	2014
Net loss	$(557)	$(266)
Interest expense	1	107
Income Taxes	(258)	(115)
Income Taxes--Discontinued Operations	(19)	(14)
Depreciation and amortization	517	376
EBITDA	$(316)	$88
Stock compensation expense	45	23
Pre-opening costs	432	35
Asset disposals, closure costs and restaurant impairment	67	57
Adjusted EBITDA	$228	$203

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 27,	September 28,
	2015	2014
	(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$6,712	$1,813
Domestic - Company-owned	4,393	2,405
Total domestic retail sales	$11,105	$4,218

Pie Five Comparable Store Retail Sales - Total	$3,210	$3,164

Pie Five Average Units Open in Period
Domestic - Franchised	32	8
Domestic - Company-owned	25	13
Total domestic Units	57	21

Pie Five system-wide retail sales increased $6.9 million, or 163.3%, for the three month period ended September 27, 2015 when compared to the same period of the prior year.  System-wide average weekly sales declined by $616, or 4.0%, from $15,302 in the same fiscal quarter of the prior year to $14,686 for the three months ended September 27, 2015.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 21 to 57.  Comparable store retail sales increased by $46 thousand, or 1.5%, during the first quarter of fiscal 2015 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three month period ended September 27, 2015:

	Three Months Ended September 27, 2015
	Beginning			Ending
	Units	Opened	Closed	Units

Domestic - Franchised	30	8	-	38
Domestic - Company-owned	24	6	-	30
Total domestic Units	54	14	-	68

We believe that the addition of fourteen Pie Five Units during the first quarter of fiscal 2016 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, and other metropolitan areas.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 27,	September 28,
	2015	2014
Store weeks	327	169
Average weekly sales	13,297	14,199
Average number of units	25	13

Restaurant sales (excluding partial weeks)	4,348	2,400
Restaurant sales	4,393	2,405

Restaurant operating cash flow	627	413
Allocated marketing and advertising expenses	(220)	(120)
Depreciation/amortization expense	(430)	(274)
Pre-opening costs	(424)	(35)
Operations management and extraordinary expenses	(164)	(41)
Deferred rent adjustment net of store closure/relocation costs	-	-
Loss from continuing operations before taxes	(611)	(57)

Average weekly sales for Company-owned Pie Five restaurants decreased $902, or 6.4%, to $13,297 for the three month period ended September 27, 2015 compared to $14,199 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow increased $0.2 million, or 51.8%, during the first quarter of fiscal 2016 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.6 million for the three months ended September 27, 2015 compared to the same period of the prior year.  For the Pie Five Company-owned restaurants, the increase in sales and restaurant operating cash flow was due to an increase in store count.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 27,	September 28,
	2015	2014
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$20,269	$20,805
Delco/Express - Franchised	1,959	2,163
Buffet - Company-owned	231	415
Total domestic retail sales	$22,459	$23,383

Pizza Inn Comparable Store Retail Sales - Total Domestic	$21,824	$22,068

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	98	100
Delco/Express - Franchised	71	77
Buffet - Company-owned	1	2
Total domestic Units	170	179

Total Pizza Inn domestic retail sales decreased $0.9 million, or 4.0%, for the three months ended September 27, 2015 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 1.1%, for the three months ended September 27, 2015 when compared to the same period of the prior year.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $52 thousand for the three months ended September 27, 2015 and $44 thousand for the three months ended September 28, 2014.

The following chart summarizes Pizza Inn restaurant activity for the three month period ended September 27, 2015:

	Three Months Ended September 27, 2015
	Beginning			Ending
	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	99	-	2	97
Delco/Express - Franchised	78	-	5	73
Buffet - Company-owned	2	-	1	1
Total domestic Units	179	-	8	171

International Units (all types)	71	-	-	71

Total Units	250	-	8	242

The net decrease of eight domestic Pizza Inn units during the three months ended September 27, 2015 included four stores that were temporarily closed for portions of the current and prior fiscal year.  We believe this is consistent with the recent trend of modest domestic store closures.  The number of international Pizza Inn units continues to remain steady.

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

•
“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs..

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

Total revenues for the three month period ended September 27, 2015 and for the same period in the prior fiscal year were $14.5 million and $11.3 million, respectively.  Revenue consisted of the following:

	Three Months Ended
	September 27,	September 28,
	2015	2014
Food and supply sales	$8,639	$7,468
Franchise revenue	1,273	1,018
Restaurant sales	4,624	2,820
Total revenue	$14,536	$11,306

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 27, 2015, food and supply sales increased to $8.6 million compared to $7.5 million the same period in the prior fiscal year due primarily to a $4.2 million, or 16.8%, increase in total domestic franchisee retail sales driven by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.3 million for the three month period ended September 27, 2015 compared to the same period in the prior fiscal year.  This increase was the result of higher royalties resulting from increased Pie Five franchisee retail sales and an increase in franchise fees and development fees related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 64.0%, or $1.8 million, to $4.6 million for the three month period ended September 27, 2015, compared to $2.8 million for the comparable period in the prior year.  This increase was primarily due to positive comparable store retail sales and the opening of new Company-owned Pie Five restaurants in fiscal 2015 and fiscal 2016.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $12.4 million for the three month periods ended September 27, 2015 compared to $9.6 million in September 28, 2014.  The increase in costs was primarily the result of new Company-owned restaurants and increased food and supply sales by Norco.

General and Administrative Expenses

General and administrative expenses increased to $1.6 million for the three month period ended September 27, 2015 compared to $1.1 million for the quarter ended September 28, 2014.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased to $0.9 million for the three month period ended September 27, 2015 compared to $0.7 million for the three month period ended September 28, 2014.

Pre-Opening Expenses

Pre-opening expenses increased to $0.4 million for the first quarter of fiscal 2016 compared to $35 thousand for the same quarter of fiscal 2015 due primarily to an increased number of Company-owned Pie Five stores under development.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense remained consistent at $0.1 million for the three month period ended September 27, 2015 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $0.1 million for the three month period ended September 27, 2015 as compared to the comparable period in the prior fiscal year. A zero debt balance in the current period resulted from the payoff of the Company’s bank credit facilities in the first quarter of fiscal 2015.

Provision for Income Tax

For the three month period ended September 27, 2015, an income tax benefit of $0.3 million was calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  Management believes that future operations will generate sufficient taxable income, along with the reversal of temporary differences, to fully realize the net deferred tax asset of $2.9 million.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $1.5 million to cash provided of $0.7 million for the period ended September 27, 2015 compared to cash used of $0.7 million for the three months ended September 28, 2014.  This was partially the result of a change in our distribution model which shifted the responsibility for maintaining distribution inventory from Norco to third party distributors.

Cash flows from investing activities reflects capital expenditures for the purchase of Company assets.  The Company used cash of $3.6 million for the three month period ended September 27, 2015, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $0.5 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $0.8 million and $0.4 million for the three month periods ended September 27, 2015 and September 28, 2014, respectively, which reflected proceeds from the sale of stock in both periods offset by the repayment of bank debt in the first quarter of fiscal 2015.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through September 27, 2015, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $7.9 million.

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

Effective in the third quarter of fiscal 2015, The Company changed its distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of September 27, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 27, 2015 and September 28, 2014, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending September 27, 2015.  As of September 27, 2015, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

Dated:  November 12, 2015