Form 10-Q
period 2015-12-27
RAVE RESTAURANT GROUP, INC.
filed 2016-02-10
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑             Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2015

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

As of February 10, 2016, 10,313,635 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014

REVENUES:	$15,311	$11,127	$29,847	$22,434

COSTS AND EXPENSES:
Cost of sales	13,139	9,534	25,489	19,148
General and administrative expenses	1,694	1,215	3,263	2,324
Franchise expenses	949	750	1,808	1,465
Pre-opening expenses	304	136	736	172
Impairment of long-lived assets	1,010	-	1,010	-
Bad debt	128	12	231	92
Interest expense	2	3	3	109
Total costs and expenses	17,226	11,650	32,540	23,310

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,915)	(523)	(2,693)	(876)
Income tax expense (benefit)	2,892	(167)	2,634	(282)
LOSS FROM CONTINUING OPERATIONS	(4,807)	(356)	(5,327)	(594)

Loss from discontinued operations, net of taxes	(23)	(43)	(60)	(70)
NET LOSS	$(4,830)	$(399)	$(5,387)	$(664)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.47)	$(0.04)	$(0.52)	$(0.06)
Loss from discontinued operations	-	-	-	(0.01)
Net loss	$(0.47)	$(0.04)	$(0.52)	$(0.07)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.45)	$(0.04)	$(0.50)	$(0.06)
Loss from discontinued operations	-	-	-	(0.01)
Net loss	$(0.45)	$(0.04)	$(0.50)	$(0.07)

Weighted average common shares outstanding - basic	10,314	9,393	10,310	9,392

Weighted average common and
potential dilutive common shares outstanding	10,770	9,895	10,859	9,905

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 27,	June 28,
ASSETS	2015 (unaudited)	2015

CURRENT ASSETS
Cash and cash equivalents	$1,747	5,958
Accounts receivable, less allowance for bad debts
accounts of $379 and $193, respectively	3,075	3,437
Notes receivable	170	24
Inventories	234	180
Income tax receivable	212	492
Deferred income tax assets	-	729
Prepaid expenses and other	717	872
Total current assets	6,155	11,692

LONG-TERM ASSETS
Property, plant and equipment, net	14,349	10,020
Long-term notes receivable	170	119
Long-term deferred tax asset	-	1,864
Deposits and other	293	276
Total assets	$20,967	$23,971

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$4,132	2,875
Accrued expenses	930	1,267
Deferred rent	163	155
Deferred revenues	266	374
Total current liabilities	5,491	4,671

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,311	893
Deferred revenues, net of current portion	1,448	1,166
Deferred gain on sale of property	-	9
Other long-term liabilities	31	22
Total liabilities	8,281	6,761

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,433,035 and 17,374,735 shares, respectively;
outstanding 10,313,635 and 10,255,335 shares, respectively	174	174
Additional paid-in capital	25,563	24,700
Retained earnings	11,585	16,972
Treasury stock at cost	(24,636)	(24,636)
Shares in treasury: 7,119,400
Total shareholders' equity	12,686	17,210
	$20,967	$23,971

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27,	December 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,387)	$(664)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	1,118	741
Impairment of long-lived assets	1,010	-
Stock compensation expense	90	53
Deferred income taxes	2,593	(340)
Loss on sale of assets	2	-
Provision for bad debt	231	92
Changes in operating assets and liabilities:
Notes and accounts receivable	214	438
Inventories	(54)	259
Accounts payable - trade	1,257	(790)
Accrued expenses	98	58
Deferred revenue	165	501
Prepaid expenses and other	136	(376)
Cash provided by (used in) operating activities	1,473	(28)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	14	-
Capital expenditures	(6,471)	(1,564)
Cash used in investing activities	(6,457)	(1,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	773	1,752
Repayments of bank debt	-	(767)
Cash provided by financing activities	773	985

Net decrease in cash and cash equivalents	(4,211)	(607)
Cash and cash equivalents, beginning of period	5,958	2,796
Cash and cash equivalents, end of period	$1,747	$2,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$1	$12

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

Fiscal Quarters
The three and six month periods ended December 27, 2015 and December 28, 2014, each contained 13 weeks and 26 weeks, respectively.

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

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 27, 2015, up to an additional 848,425 shares could be purchased under the plan.

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

(3)           Stock-Based Compensation

For the three months ended December 27, 2015, and December 28, 2014, the Company recognized stock-based compensation expense of $45,000 and $30,000, respectively.  For the six month period ended December 27, 2015, and December 28, 2014, the Company recognized stock-based compensation expense of $90,000 and $53,000, respectively.  As of December 27, 2015, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 27, 2015	December 28, 2014

Outstanding at beginning of year	871,798	921,198

Granted	42,786	108,800
Exercised	-	(77,000)
Forfeited/Canceled/Expired	-	-

Outstanding at end of period	914,584	952,998

Exercisable at end of period	551,028	478,823

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Loss from continuing operations	$(4,807)	$(356)	$(5,327)	$(594)
Loss from discontinued operations	(23)	(43)	(60)	(70)
Net loss available to common stockholders	$(4,830)	$(399)	$(5,387)	$(664)

BASIC:
Weighted average common shares	10,314	9,393	10,310	9,392

Loss from continuing operations per common share	$(0.47)	$(0.04)	$(0.52)	$(0.06)
Loss from discontinued operations per common share	-	-	-	(0.01)
Net loss per common share	$(0.47)	$(0.04)	$(0.52)	$(0.07)

DILUTED:
Weighted average common shares	10,314	9,393	10,310	9,392
Stock options	456	502	549	513
Weighted average common shares outstanding	10,770	9,895	10,859	9,905

Loss from continuing operations per common share	$(0.45)	$(0.04)	$(0.50)	$(0.06)
Loss from discontinued operations per common share	-	-	-	(0.01)
Net loss per common share	$(0.45)	$(0.04)	$(0.50)	$(0.07)

For the three months ended December 27, 2015, options to purchase 24,286 shares of common stock at an exercise price of $13.11, 15,000 shares at $8.16 and 48,500 shares at $8.05 were excluded from the computation of diluted EPS because the options’ exercise price exceeded the average market price of the common shares for the period.

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

(6)           Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities for the expected future tax consequences of transactions and events are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has open tax years for the U.S. federal return from fiscal year 2012 forward and fiscal year 2011 for various state purposes.

Accounting Standards Update No. 2105-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, issued on November 20, 2015, eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead require that they classify all deferred tax assets and liabilities as noncurrent.  The Company is making an early adoption of this accounting standard on a prospective basis.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s deferred tax assets at December 27, 2015 was appropriate.

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

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three and six month periods ended December 27, 2015 and December 28, 2014 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Net sales and operating revenues:
Franchising and food and supply distribution	$10,227	$8,331	$20,139	$16,817
Company-owned restaurants (1)	5,084	2,796	9,708	5,617
Consolidated revenues	$15,311	$11,127	$29,847	$22,434

Depreciation and amortization:
Franchising and food and supply distribution	$6	$6	$12	$11
Company-owned restaurants (1)	575	303	1,018	624
Combined	581	309	1,030	635
Corporate administration and other	20	56	88	106
Depreciation and amortization	$601	$365	$1,118	$741

Loss from continuing operations before taxes:
Franchising and food and supply distribution (2)	$895	$387	$1,528	$808
Company-owned restaurants (1) (2)	(1,057)	(343)	(1,720)	(444)
Combined	(162)	44	(192)	364
Impairment of long-lived assets	(1,010)	-	(1,010)	-
Corporate administration and other (2)	(743)	(567)	(1,491)	(1,240)
Loss from continuing operations before taxes	$(1,915)	$(523)	$(2,693)	$(876)

Geographic information (revenues):
United States	$15,122	$10,969	$29,457	$22,109
Foreign countries	189	158	390	325
Consolidated total	$15,311	$11,127	$29,847	$22,434

(1)	Company stores that were closed are included in discontinued
operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and six month periods ended December 27, 2015:

Three Months Ended December 27, 2015
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$208	33	$4,876	34	$5,084
Domestic Franchised	166	21,328	49	8,091	215	29,419
Total Domestic Units	167	$21,536	82	$12,967	249	$34,503

International Franchised	71		-		71

Six Months Ended December 27, 2015
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$439	33	$9,269	34	$9,708
Domestic Franchised	166	43,556	49	14,803	215	58,359
Total Domestic Units	167	$43,995	82	$24,072	249	$68,067

International Franchised	71		-		71

Domestic restaurants are located in 26 states predominantly situated in the southern half of the United States.  International restaurants are located in seven foreign countries.

           Basic and diluted income per common share declined $0.43 and $0.41 per share, respectively, to a loss of $0.47 and $0.45 per share, respectively for the three month period ended December 27, 2015, compared to a loss of $0.04 per share in the comparable period in the prior fiscal year.  The Company had a net loss of $4.8 million for the three month period ended December 27, 2015, and net loss of $0.4 million in the comparable period in the prior fiscal year, on revenues of $15.3 million for the three month period ended December 27, 2015 compared to $11.1 million in the comparable period in the prior fiscal year.  Basic and diluted income per common share declined $0.45 and $0.43 per share, respectively, to a loss of $0.52 and $0.50 per share, respectively, for the six month period ended December 27, 2015, compared to a loss of $0.07 per share in the comparable period in the prior fiscal year.  The Company had a net loss of $5.4 million for the six month period ended December 27, 2015, and net loss of $0.7 million in the comparable period in the prior fiscal year, on revenues of $29.8 million for the six month period ended December 27, 2015 compared to $22.4 million in the comparable period in the prior fiscal year.  The increase in net loss from prior year was primarily due to impairment expense of $1.0 million and a full valuation allowance of $3.5 million against all of its net deferred tax assets, as well as increased pre-opening expenses and higher general and administrative and franchise costs related to additional personnel and other resources to support the growth of the Pie Five franchising and opening of Company-owned restaurants.

Adjusted EBITDA for the fiscal quarter ended December 27, 2015, increased to $61 thousand compared to $5 thousand for the same period of the prior fiscal year.  Year-to-date adjusted EBITDA increased to $0.3 million compared to $0.2 million the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Net loss	$(4,830)	$(399)	$(5,387)	$(664)
Interest expense	2	3	3	109
Income Taxes	2,892	(167)	2,634	(282)
Income Taxes--Discontinued Operations	(12)	(19)	(31)	(34)
Depreciation and amortization	601	365	1,118	741
EBITDA	$(1,347)	$(217)	$(1,663)	$(130)
Stock compensation expense	45	30	90	53
Pre-opening costs	304	136	736	172
Asset disposals, closure costs and restaurant impairment	1,059	56	1,126	113
Adjusted EBITDA	$61	$5	$289	$208

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$8,091	$2,724	$14,803	$4,520
Domestic - Company-owned	4,876	2,438	9,269	4,842
Total domestic retail sales	$12,967	$5,162	$24,072	$9,362

Pie Five Comparable Store Retail Sales - Total	$3,078	$3,127	$6,288	$6,291

Pie Five Average Units Open in Period
Domestic - Franchised	42	12	37	10
Domestic - Company-owned	32	14	29	14
Total domestic Units	74	26	66	24

Pie Five system-wide retail sales increased $7.8 million, or 151.2%, for the three month period ended December 27, 2015 when compared to the same period of the prior year.  System-wide average weekly sales declined by $1,459, or 9.9%, from $14,739 in the same fiscal quarter of the prior year to $13,280 for the three months ended December 27, 2015.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 26 to 74.  Comparable store retail sales decreased by $49 thousand, or 1.6%, during the second quarter of fiscal 2016 compared to the same period of the prior year.

Pie Five system-wide retail sales increased $14.7 million, or 157.1%, for the six month period ended December 27, 2015 when compared to the same period of the prior year.  System-wide average weekly sales declined by $1,093, or 7.3%, from $14,987 in the same fiscal quarter of the prior year to $13,894 for the six months ended December 27, 2015.  Year-to-date fiscal 2016 compared to the year-to-date of the prior year, average units open in the period increased from 24 to 66.  Comparable store retail sales decreased slightly by $3 thousand during the first six months fiscal 2016 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three and six month periods ended December 27, 2015:

	Three Months Ended December 27, 2015				Six Months Ended December 27, 2015
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units

Domestic - Franchised	38	11	-	49	30	19	-	49
Domestic - Company-owned	30	3	-	33	24	9	-	33
Total domestic Units	68	14	-	82	54	28	-	82

We believe that the addition of 14 Pie Five Units during the second quarter of fiscal 2016 reflects the continuation of an accelerated pace of growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in selected metropolitan areas.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Store weeks	414	183	741	352
Average weekly sales	11,725	13,322	12,418	13,759
Average number of units	32	14	29	14

Restaurant sales (excluding partial weeks)	4,854	2,427	9,202	4,827
Restaurant sales	4,876	2,438	9,269	4,843

Restaurant operating cash flow	241	330	868	742
Allocated marketing and advertising expenses	(243)	(122)	(463)	(242)
Depreciation/amortization expense	(568)	(267)	(998)	(540)
Pre-opening costs	(264)	(137)	(688)	(150)
Operations management and extraordinary expenses	(172)	(100)	(336)	(163)
Impairment of long-lived assets	(1,010)	-	(1,010)	-
Loss from continuing operations before taxes	(2,016)	(296)	(2,627)	(353)

Average weekly sales for Company-owned Pie Five restaurants decreased $1,597, or 12.0%, to $11,725 for the three month period ended December 27, 2015 compared to $13,322 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million, or 27.0%, during the second quarter of fiscal 2016 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $1.7 million for the three months ended December 27, 2015 compared to the same period of the prior year.

Average weekly sales for Company-owned Pie Five restaurants decreased $1,341, or 9.7%, to $12,418 for the six month period ended December 27, 2015 compared to $13,759 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow increased $0.1 million, or 17.0%, for the first six months of fiscal 2016 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $2.3 million for the six months ended December 27, 2015 compared to the same period of the prior year.  For the three and six months ended December 27, 2015, loss from continuing operations before taxes of Company-owned Pie Five restaurants was adversely impacted by impairment charges of $1.0 million related to the carrying value of three Pie Five restaurants.  (See, “Financial Results-Impairment of Long-Lived Assets” below.)

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$19,486	$19,775	$39,755	$40,580
Delco/Express - Franchised	1,842	2,050	3,801	4,213
Buffet - Company-owned	208	358	439	774
Total domestic retail sales	$21,536	$22,183	$43,995	$45,567

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,853	$21,221	$42,722	$43,346

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	96	98	97	99
Delco/Express - Franchised	69	77	70	77
Buffet - Company-owned	1	2	1	2
Total domestic Units	166	177	168	178

Total Pizza Inn domestic retail sales decreased $0.6 million, or 2.9%, for the three months ended December 27, 2015 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 1.7%, for the three months ended December 27, 2015 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $1.6 million, or 3.4%, for the six months ended December 27, 2015 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 1.4%, for the six months ended December 27, 2015 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn restaurant activity for the three and six month periods ended December 27, 2015:

	Three Months Ended December 27, 2015				Six Months Ended December 27, 2015
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	97	-	3	94	99	-	5	94
Delco/Express - Franchised	73	1	2	72	78	1	7	72
Buffet - Company-owned	1	-	-	1	2	-	1	1
Total domestic Units	171	1	5	167	179	1	13	167

International Units (all types)	71	-	-	71	71	-	-	71

Total Units	242	1	5	238	250	1	13	238

There was a net decrease of four domestic Pizza Inn units during the three months ended December 27, 2015 and a net decrease of twelve units for the six months ended December 27, 2015 (which included four stores that were temporarily closed for portions of the current and prior fiscal year).  We believe this is consistent with the recent trend of modest domestic store closures.  The number of international Pizza Inn units continues to remain steady.

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

Total revenues for the three month period ended December 27, 2015 and for the same period in the prior fiscal year were $15.3 million and $11.1 million, respectively.  Total revenues for the six month period ended December 27, 2015 and for the same period in the prior fiscal year were $29.8 million and $22.4 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2015	2014	2015	2014
Food and supply sales	$8,785	$7,263	$17,424	$14,731
Franchise revenue	1,442	1,068	2,715	2,086
Restaurant sales	5,084	2,796	9,708	5,617
Total revenue	$15,311	$11,127	$29,847	$22,434

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended December 27, 2015, food and supply sales increased to $8.8 million compared to $7.3 million the same period in the prior fiscal year due primarily to a $4.9 million, or 19.8%, increase in total domestic franchisee retail sales.  For the six month period ended December 27, 2015, food and supply sales increased to $17.4 million compared to $14.7 million the same period in the prior fiscal year due primarily to a $9.0 million, or 18.3%, increase in total domestic franchisee retail sales driven by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.4 million and $0.6 million for the three and six month periods ended December 27, 2015, respectively, when compared to the same period in the prior fiscal year.  These increases were the result of higher royalties resulting from increased Pie Five franchisee retail sales and an increase in franchise fees and development fees related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 81.8%, or $2.3 million, to $5.1 million for the three month period ended December 27, 2015, compared to $2.8 million for the comparable period in the prior year.  Restaurant sales increased 72.8%, or $4.1 million, to $9.7 million for the six month period ended December 27, 2015, compared to $5.6 million for the comparable period in the prior year.  These increases were primarily due to the opening of new Company-owned Pie Five restaurants in fiscal 2015 and fiscal 2016.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $13.1 million for the three month period ended December 27, 2015 compared to $9.5 million in the three month period ended December 28, 2014.  Cost of sales increased to $25.5 million for the six month period ended December 27, 2015 compared to $19.1 million in the comparable period in the prior year.  The increases in costs were primarily the result of new Company-owned restaurants and increased food and supply sales by Norco.

General and Administrative Expenses

General and administrative expenses increased to $1.7 million for the three month period ended December 27, 2015 compared to $1.2 million for the quarter ended December 28, 2014.  General and administrative expenses increased to $3.3 million for the six month period ended December 27, 2015 compared to $2.3 million for the six months ended December 28, 2014.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased to $0.9 million for the three month period ended December 27, 2015 compared to $0.8 million for the three month period ended December 28, 2014.  Franchise expenses increased to $1.8 million for the six month period ended December 27, 2015 compared to $1.5 million for the six month period ended December 28, 2014.

Pre-Opening Expenses

Pre-opening expenses increased to $0.3 million for the second quarter of fiscal 2016 compared to $0.1 million for the same quarter of fiscal 2015. Pre-opening expenses increased to $0.7 million for the six month period ended December 27, 2015 compared to $0.2 million for the same six month period of fiscal 2015.  These increases were due primarily to an increased number of Company-owned Pie Five stores under development.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During the second quarter of fiscal year 2016, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1.0 million related to the carrying value of three Pie Five restaurants.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable.  Bad debt expense increased to $0.1 million for the three month period ended December 27, 2015 as compared to $12 thousand in the comparable period in the prior fiscal year.  Bad debt expense increased to $0.2 million for the six month period ended December 27, 2015 as compared to $0.1 million in the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $1 thousand for the three month period ended December 27, 2015 as compared to the comparable period in the prior fiscal year.  Interest expense decreased $0.1 million for the six month period ended December 27, 2015 as compared to the comparable period in the prior fiscal year.  A zero debt balance in the current period resulted from the payoff of the Company’s bank credit facilities in the first quarter of fiscal 2015.

Provision for Income Tax

For the three months ended December 27, 2015, income tax expense of $2.9 million represents an income tax benefit of $0.6 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $3.5 million related to recording a valuation allowance for deferred tax assets.  For the six months ended December 27, 2015, income tax expense of $2.6 million represents an income tax benefit of $0.9 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $3.5 million related to recording a valuation allowance for deferred tax assets.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s deferred tax assets at December 27, 2015 was appropriate.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities increased $1.5 million to cash provided of $1.5 million for the period ended December 27, 2015 compared to cash used of $28 thousand for the six months ended December 28, 2014.

Cash flows from investing activities reflects capital expenditures for the purchase of Company assets.  The Company used cash of $6.5 million for the six month period ended December 27, 2015, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $1.6 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $0.8 million and $1.0 million for the six month periods ended December 27, 2015 and December 28, 2014, respectively, which reflected proceeds from the sale of stock in both periods offset by the repayment of bank debt in the first quarter of fiscal 2015.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”).  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through December 27, 2015, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate net proceeds of $7.9 million.

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

Effective in the third quarter of fiscal 2015, The Company changed its distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of December 27, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of December 27, 2015 and December 28, 2014, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending December 27, 2015.  As of December 27, 2015, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

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

10.1 Form of Restricted Stock Unit Award Agreement under the Pizza Inn Holdings, Inc. 2015 Long-Term Incentive Plan.

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

Dated:  February 10, 2016