Form 10-Q
period 2016-03-27
RAVE RESTAURANT GROUP, INC.
filed 2016-05-11
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 27, 2016

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

(469) 384-5000
(Registrant's telephone number,
 including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 11, 2016, 10,345,631 shares of the issuer's common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015

REVENUES:	$15,262	$11,905	$45,109	$34,339

COSTS AND EXPENSES:
Cost of sales	13,770	10,177	39,259	29,325
General and administrative expenses	1,885	1,152	5,148	3,476
Franchise expenses	924	849	2,732	2,314
Pre-opening expenses	115	195	851	367
Impairment of long-lived assets	(165)	300	845	300
Bad debt	(80)	36	151	128
Interest expense	1	3	4	112
Total costs and expenses	16,450	12,712	48,990	36,022

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,188)	(807)	(3,881)	(1,683)
Income tax expense (benefit)	3	(277)	2,637	(559)
LOSS FROM CONTINUING OPERATIONS	(1,191)	(530)	(6,518)	(1,124)

Loss from discontinued operations, net of taxes	(39)	(40)	(99)	(110)
NET LOSS	$(1,230)	$(570)	$(6,617)	$(1,234)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.12)	$(0.05)	$(0.63)	$(0.12)
Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net loss	$(0.12)	$(0.06)	$(0.64)	$(0.13)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.12)	$(0.05)	$(0.60)	$(0.11)
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net loss	$(0.12)	$(0.05)	$(0.61)	$(0.12)

Weighted average common shares outstanding - basic	10,315	10,086	10,312	9,589

Weighted average common and
potential dilutive common shares outstanding	10,662	10,693	10,794	10,107

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 27,	June 28,
ASSETS	2016 (unaudited)	2015

CURRENT ASSETS
Cash and cash equivalents	$1,266	5,958
Accounts receivable, less allowance for bad debts
accounts of $293 and $193, respectively	2,559	3,437
Notes receivable	167	24
Inventories	240	180
Income tax receivable	212	492
Deferred income tax assets	-	729
Prepaid expenses and other	496	872
Total current assets	4,940	11,692

LONG-TERM ASSETS
Property, plant and equipment, net	14,682	10,020
Long-term notes receivable	140	119
Long-term deferred tax asset	-	1,864
Deposits and other	274	276
Total assets	$20,036	$23,971

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$4,116	2,875
Accrued expenses	846	1,267
Deferred rent	164	155
Deferred revenues	353	374
Total current liabilities	5,479	4,671

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,580	893
Deferred revenues, net of current portion	1,453	1,166
Deferred gain on sale of property	-	9
Other long-term liabilities	22	22
Total liabilities	8,533	6,761

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,440,115 and 17,374,735 shares, respectively;
outstanding 10,320,715 and 10,255,335 shares, respectively	174	174
Additional paid-in capital	25,610	24,700
Retained earnings	10,355	16,972
Treasury stock at cost	(24,636)	(24,636)
Shares in treasury: 7,119,400
Total shareholders' equity	11,503	17,210
	$20,036	$23,971

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 29,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,617)	$(1,234)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation and amortization	1,955	1,153
Impairment of long-lived assets	845	300
Stock compensation expense	135	83
Deferred income taxes	2,593	(654)
Loss on sale of assets	1	-
Provision for bad debt	151	128
Changes in operating assets and liabilities:
Notes and accounts receivable	842	(432)
Inventories	(60)	1,570
Accounts payable - trade	1,241	1,847
Accrued expenses	794	82
Deferred revenue	(97)	415
Prepaid expenses and other	360	(620)
Cash provided by operating activities	2,143	2,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	14	-
Capital expenditures	(7,624)	(3,818)
Cash used in investing activities	(7,610)	(3,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	768	7,317
Proceeds from exercise of stock options	7	426
Repayments of bank debt	-	(767)
Cash provided by financing activities	775	6,976

Net (decrease) increase in cash and cash equivalents	(4,692)	5,796
Cash and cash equivalents, beginning of period	5,958	2,796
Cash and cash equivalents, end of period	$1,266	$8,592


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$1	$15
Income taxes - net	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 2015.

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

Fiscal Quarters
The three and nine month periods ended March 27, 2016 and March 29, 2015, each contained 13 weeks and 39 weeks, respectively.

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

Use of Management Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically and actual results could differ materially from estimates.

Reclassification
Certain items have been reclassified in the prior year financial statements to conform to current year presentation.

(2)	Commitments and Contingencies

On April 22, 2009, the Company's board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of March 27, 2016, up to an additional 848,425 shares could be purchased under the plan.

The Company is subject to various claims and legal actions in the ordinary course of its business.  The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company's annual results of operations, cash flows or financial condition if decided in a manner that is unfavorable to the Company.

(3)           Stock-Based Compensation

For the three months ended March 27, 2016, and March 29, 2015, the Company recognized stock-based compensation expense of $45,000 and $30,000, respectively. For the nine month periods ended March 27, 2016, and March 29, 2015, the Company recognized stock-based compensation expense of $135,000 and $83,000, respectively. As of March 27, 2016, unamortized stock-based compensation expense was $0.3 million.

The following table summarizes the number of shares of the Company's common stock subject to outstanding stock options:

<BTB>	Nine Months Ended
<BTB>	March 27, 2016	March 29, 2015

Outstanding at beginning of year	871,798	921,198

Granted	42,786	108,800
Exercised	(3,000)	(170,200)
Forfeited/Canceled/Expired	(39,111)	-

Outstanding at end of period	872,473	859,798

Exercisable at end of period	563,537	395,178

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Loss from continuing operations	$(1,191)	$(530)	$(6,518)	$(1,124)
Loss from discontinued operations	(39)	(40)	(99)	(110)
Net loss available to common stockholders	$(1,230)	$(570)	$(6,617)	$(1,234)

BASIC:
Weighted average common shares	10,315	10,086	10,312	9,589

Loss from continuing operations per common share	$(0.12)	$(0.05)	$(0.63)	$(0.12)
Loss from discontinued operations per common share	-	(0.01)	(0.01)	(0.01)
Net loss per common share	$(0.12)	$(0.06)	$(0.64)	$(0.13)

DILUTED:
Weighted average common shares	10,315	10,086	10,312	9,589
Stock options	347	607	482	518
Weighted average common shares outstanding	10,662	10,693	10,794	10,107

Loss from continuing operations per common share	$(0.12)	$(0.05)	$(0.60)	$(0.11)
Loss from discontinued operations per common share	-	-	(0.01)	(0.01)
Net loss per common share	$(0.12)	$(0.05)	$(0.61)	$(0.12)

For the three months ended March 27, 2016, options to purchase 231,250 shares of common stock at exercise prices ranging from $5.74 to $13.11 were excluded from the computation of diluted EPS because the options' exercise prices exceeded the average market price of the common shares for the period.

(5)           Closed restaurants and discontinued operations

In April, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  The standard is effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This pronouncement did not have a material impact on our condensed consolidated financial statements.

The authoritative guidance on "Accounting for Costs Associated with Exit or Disposal Activities," requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This authoritative guidance also establishes that fair value is the objective for initial measurement of the liability.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. As of the third quarter of fiscal year 2016, the Company has recorded a $4.0 million valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

(7)           Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the "Agreement") with NCM Services, Inc. ("NCMS") pursuant to which NCMS will provide certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continues quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company's reportable segments for the three and nine month periods ended March 27, 2016 and March 29, 2015 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
<BTB>	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Net sales and operating revenues:
Franchising and food and supply distribution	$9,756	$8,706	$29,895	$25,523
Company-owned restaurants (1)	5,506	3,199	15,214	8,816
Consolidated revenues	$15,262	$11,905	$45,109	$34,339

Depreciation and amortization:
Franchising and food and supply distribution	$6	$6	$18	$17
Company-owned restaurants (1)	760	354	1,778	978
Combined	766	360	1,796	995
Corporate administration and other	71	52	159	158
Depreciation and amortization	$837	$412	$1,955	$1,153

Loss from continuing operations before taxes:
Franchising and food and supply distribution (2)	$531	$63	$2,059	$871
Company-owned restaurants (1) (2)	(1,338)	(344)	(3,058)	(788)
Combined	(807)	(281)	(999)	83
Impairment of long-lived assets	165	(300)	(845)	(300)
Corporate administration and other (2)	(546)	(226)	(2,037)	(1,466)
Loss from continuing operations before taxes	$(1,188)	$(807)	$(3,881)	$(1,683)

Geographic information (revenues):
United States	$15,228	$11,707	$44,685	$33,816
Foreign countries	34	198	424	523
Consolidated total	$15,262	$11,905	$45,109	$34,339


(1)	Company stores that were closed prior to December 15, 2014 are included in discontinued operations in the accompanying Condensed Consolidated
Statement of Operations.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the "Company" or "we,", "us" or "our") operates and franchises pizza buffet ("Buffet Units"), delivery/carry-out ("Delco Units") and express ("Express Units") restaurants domestically and internationally under the trademark "Pizza Inn" and operates domestic fast casual pizza restaurants ("Pie Five Units") under the trademarks "Pie Five Pizza Company" or "Pie Five". We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and nine month periods ended March 27, 2016:

Three Months Ended March 27, 2016
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$212	34	$5,294	35	5,506
Domestic Franchised	160	21,287	51	8,958	211	30,245
Total Domestic Units	161	$21,499	85	$14,252	246	$35,751

International Franchised	60		-		60

Nine Months Ended March 27, 2016
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$651	34	$14,563	35	15,214
Domestic Franchised	160	64,843	51	23,761	211	88,604
Total Domestic Units	161	$65,494	85	$38,324	246	$103,818

International Franchised	60		-		60

Domestic restaurants are located in 26 states predominantly situated in the southern half of the United States.  International restaurants are located in seven foreign countries.

Basic and diluted income per common share declined $0.06 and $07 per share, respectively, to a loss of $0.12 per share for the three month period ended March 27, 2016, compared to a loss of $0.06 per share and $0.05 per share, respectively, in the comparable period in the prior fiscal year.  The Company had a net loss of $1.2 million for the three month period ended March 27, 2016, and net loss of $0.6 million in the comparable period in the prior fiscal year, on revenues of $15.3 million for the three month period ended March 27, 2016 compared to $11.9 million in the comparable period in the prior fiscal year.  Basic and diluted income per common share declined $0.51 and $0.49 per share, respectively, to a loss of $0.64 and $0.61 per share, respectively, for the nine month period ended March 27, 2016, compared to a loss of $0.13 and $0.12, respectively, per share in the comparable period in the prior fiscal year.  The Company had a net loss of $6.6 million for the nine month period ended March 27, 2016, and net loss of $1.2 million in the comparable period in the prior fiscal year, on revenues of $45.1 million for the nine month period ended March 27, 2016 compared to $34.3 million in the comparable period in the prior fiscal year.  The increase in net loss from prior year was primarily due to impairment expense of $0.8 million and a full valuation allowance of $4.0 million against all net deferred tax assets, as well as decreased income from the Pizza Inn international franchisee in the Middle East, increased pre-opening expenses, higher general and administrative and franchise costs related to additional personnel, and other resources to support the growth of the Pie Five franchising and opening of Company-owned restaurants.  We have also experienced lower sales and financial performance by Company-owned Pie Five stores in newer markets.

Adjusted EBITDA for the fiscal quarter ended March 27, 2016, decreased to ($0.2) million compared to $0.1 million for the same period of the prior fiscal year.  Year-to-date Adjusted EBITDA decreased to $0.1 million compared to $0.3 million the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Net loss	$(1,230)	$(570)	$(6,617)	$(1,234)
Interest expense	1	3	4	112
Income Taxes	3	(277)	2,637	(559)
Income Taxes--Discontinued Operations	-	(20)	(31)	(54)
Depreciation and amortization	837	412	1,955	1,153
EBITDA	$(389)	$(452)	$(2,052)	$(582)
Stock compensation expense	45	30	135	83
Pre-opening costs	115	195	851	367
Impairment charges, non-operating store costs and discontinued operations	16	374	1,158	444
Adjusted EBITDA	$(213)	$147	$92	$312

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$8,958	$3,686	$23,761	$8,234
Domestic - Company-owned	5,294	2,855	14,563	7,698
Total domestic retail sales	$14,252	$6,541	$38,324	$15,932

Pie Five Comparable Store Retail Sales - Total	$3,632	$3,782	$9,920	$10,073

Pie Five Average Units Open in Period
Domestic - Franchised	49	19	41	13
Domestic - Company-owned	35	16	31	14
Total domestic Units	84	35	72	27

Pie Five system-wide retail sales increased $7.7 million, or 117.9%, for the three month period ended March 27, 2016 when compared to the same period of the prior year.  System-wide average weekly sales declined by $1,213, or 8.6%, from $14,171 in the same fiscal quarter of the prior year to $12,958 for the three months ended March 27, 2016.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 35 to 84.  Comparable store retail sales decreased by $150 thousand, or 4.0%, during the third quarter of fiscal 2016 compared to the same period of the prior year.

Pie Five system-wide retail sales increased $22.3 million, or 140.5%, for the nine month period ended March 27, 2016 when compared to the same period of the prior year.  System-wide average weekly sales declined by $1,195, or 8.1%, from $14,724 in the same fiscal quarter of the prior year to $13,529 for the nine months ended March 27, 2016.  Year-to-date fiscal 2016 compared to the year-to-date of the prior year, average units open in the period increased from 27 to 72.  Comparable store retail sales decreased by $153 thousand during the first nine months of fiscal 2016 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three and nine month periods ended March 27, 2016:

	Three Months Ended March 27, 2016				Nine Months Ended March 27, 2016
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units

Domestic - Franchised	49	3	1	51	30	22	1	51
Domestic - Company-owned	33	3	2	34	24	12	2	34
Total domestic Units	82	6	3	85	54	34	3	85

We believe that the addition of six Pie Five Units during the third quarter of fiscal 2016 reflects the continued growth of the Pie Five system as franchised stores are opening pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in selected metropolitan areas.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Store weeks	452	212	1,193	563
Average weekly sales	11,645	13,425	12,125	13,629
Average number of units	35	16	31	14

Restaurant sales (excluding partial weeks)	5,263	2,846	14,465	7,673
Restaurant sales	5,294	2,855	14,563	7,698

Restaurant operating cash flow	135	439	1,067	1,198
Allocated marketing and advertising expenses	(264)	(143)	(727)	(385)
Depreciation/amortization expense	(749)	(319)	(1,747)	(859)
Pre-opening costs	(115)	(195)	(851)	(367)
Operations management and extraordinary expenses	(162)	(51)	(498)	(192)
Impairment and non-operating store costs	23	-	(1,003)	-
Loss from continuing operations before taxes	(1,132)	(269)	(3,759)	(605)

Average weekly sales for Company-owned Pie Five restaurants decreased $1,780, or 13.3%, to $11,645 for the three month period ended March 27, 2016 compared to $13,425 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.3 million, or 69.2%, during the third quarter of fiscal 2016 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.9 million for the three months ended March 27, 2016 compared to the same period of the prior year.

Average weekly sales for Company-owned Pie Five restaurants decreased $1,504, or 11.0%, to $12,125 for the nine month period ended March 27, 2016 compared to $13,629 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million, or 10.9%, for the first nine months of fiscal 2016 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $3.2 million for the nine months ended March 27, 2016 compared to the same period of the prior year.  For the nine months ended March 27, 2016, loss from continuing operations before taxes of Company-owned Pie Five restaurants was adversely impacted by impairment charges of $0.8 million related to the carrying value of three Pie Five restaurants.  (See, "Financial Results-Impairment of Long-Lived Assets" below.)

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$19,523	$21,245	$59,278	$61,825
Delco/Express - Franchised	1,764	2,030	5,565	6,243
Buffet - Company-owned	212	344	651	1,118
Total domestic retail sales	$21,499	$23,619	$65,494	$69,186

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,499	$20,963	$61,022	$61,908

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	92	99	95	99
Delco/Express - Franchised	68	75	69	76
Buffet - Company-owned	1	2	1	2
Total domestic Units	161	176	165	177

Total Pizza Inn domestic retail sales decreased $2.1 million, or 9.0%, for the three months ended March 27, 2016 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 2.2%, for the three months ended March 27, 2016 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $3.7 million, or 5.3%, for the nine months ended March 27, 2016 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 1.4%, for the nine months ended March 27, 2016 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn restaurant activity for the three and nine month periods ended March 27, 2016:

	Three Months Ended March 27, 2016				Nine Months Ended March 27, 2016
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	94	-	3	91	99	-	8	91
Delco/Express - Franchised	72	-	3	69	78	1	10	69
Buffet - Company-owned	1	-	-	1	2	-	1	1
Total domestic Units	167	-	6	161	179	1	19	161

International Units (all types)	71	-	11	60	71	-	11	60

Total Units	238	-	17	221	250	1	30	221

There was a net decrease of six domestic Pizza Inn units during the three months ended March 27, 2016 and a net decrease of eighteen units for the nine months ended March 27, 2016 (which included four stores that were temporarily closed for portions of the current and prior fiscal year).  We believe this is consistent with the recent trend of modest domestic store closures.  The number of international Pizza Inn units declined by 11 units.

Non-GAAP Financial Measures and Other Terms

The Company's financial statements are prepared in accordance with United States generally accepted accounting principles ("GAAP").  However, the Company also presents and discusses certain non-GAAP financial measures that it believes are useful to investors as measures of operating performance. Management may also use such non-GAAP financial measures in evaluating the effectiveness of business strategies and for planning and budgeting purposes.  However, these non-GAAP financial measures should not be viewed as an alternative or substitute for the results reflected in the Company's GAAP financial statements.

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	"EBITDA" represents earnings before interest, taxes, depreciation and amortization.
•
 "Adjusted EBITDA" represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, costs related to impairment, non-operating store costs and discontinued operations.

•	"Retail sales" represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	"System-wide retail sales" represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•
"Comparable store retail sales" includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.

•	"Store weeks" represent the total number of full weeks that specified restaurants were open during the period.
•	"Average units open" reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	"Average weekly sales" for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•
"Restaurant operating cash flow" represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment charges, and (6) non-operating store costs.

•	"Non-operating store costs" represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•
"Pre-opening expenses" consist primarily of certain costs incurred prior to the opening of a restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

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

Total revenues for the three month period ended March 27, 2016 and for the same period in the prior fiscal year were $15.3 million and $11.9 million, respectively.  Total revenues for the nine month period ended March 27, 2016 and for the same period in the prior fiscal year were $45.1 million and $34.3 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Nine Months Ended
	March 27,	March 29,	March 27,	March 29,
	2016	2015	2016	2015
Food and supply sales	$8,482	$7,468	$25,906	$22,199
Franchise revenue	1,274	1,238	3,989	3,324
Restaurant sales	5,506	3,199	15,214	8,816
Total revenue	$15,262	$11,905	$45,109	$34,339

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 27, 2016, food and supply sales increased to $8.5 million compared to $7.5 million the same period in the prior fiscal year due primarily to a $3.3 million, or 12.2%, increase in total domestic franchisee retail sales.  For the nine month period ended March 27, 2016, food and supply sales increased to $25.9 million compared to $22.2 million the same period in the prior fiscal year due primarily to a $12.3 million, or 16.1%, increase in total domestic franchisee retail sales driven by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $36 thousand and $0.7 million for the three and nine month periods ended March 27, 2016, respectively, when compared to the same period in the prior fiscal year.  These increases were the result of higher royalties resulting from increased Pie Five franchisee retail sales and an increase in franchise fees and development fees related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 72.1%, or $2.3 million, to $5.5 million for the three month period ended March 27, 2016, compared to $3.2 million for the comparable period in the prior year.  Restaurant sales increased 72.6%, or $6.4 million, to $15.2 million for the nine month period ended March 27, 2016, compared to $8.8 million for the comparable period in the prior year.  These increases were primarily due to the opening of new Company-owned Pie Five restaurants in fiscal 2015 and fiscal 2016.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $13.8 million for the three month period ended March 27, 2016 compared to $10.2 million in the three month period ended March 29, 2015.  Cost of sales increased to $39.3 million for the nine month period ended March 27, 2016 compared to $29.3 million in the comparable period in the prior year.  The increases in costs were primarily the result of new Company-owned restaurants and increased food and supply sales by Norco.

General and Administrative Expenses

General and administrative expenses increased to $1.9 million for the three month period ended March 27, 2016 compared to $1.2 million for the quarter ended March 29, 2015.  General and administrative expenses increased to $5.1 million for the nine month period ended March 27, 2016 compared to $3.5 million for the nine months ended March 29, 2015.  The increase in general and administrative expenses for the quarter and fiscal year to date were primarily due to expenses related to supporting expansion of the Pie Five brand.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased to $0.9 million for the three month period ended March 27, 2016 compared to $0.8 million for the three month period ended March 29, 2015.  Franchise expenses increased to $2.7 million for the nine month period ended March 27, 2016 compared to $2.3 million for the nine month period ended March 29, 2015.  The increase in franchise expenses for the three and nine months ended March 27, 2016, were primarily attributable to expansion of the Pie Five franchise network.

Pre-Opening Expenses

Pre-opening expenses decreased slightly to $0.1 million for the third quarter of fiscal 2016 compared to $0.2 million for the same quarter of fiscal 2015. Pre-opening expenses increased to $0.9 million for the nine month period ended March 27, 2016 compared to $0.4 million for the same nine month period of fiscal 2015.  The fiscal year to date increase was due primarily to an increased number of Company-owned Pie Five stores under development.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying values. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company has tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million related to the carrying value of three Pie Five restaurants.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company's exposure to high risk accounts receivable.  Bad debt expense decreased to ($80) thousand for the three month period ended March 27, 2016 as compared to $36 thousand in the comparable period in the prior fiscal year.  Bad debt expense remained relatively stable for the nine month period ended March 27, 2016 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained stable for the three month period ended March 27, 2016 as compared to the comparable period in the prior fiscal year.  Interest expense decreased $0.1 million for the nine month period ended March 27, 2016 as compared to the comparable period in the prior fiscal year as a result of the payoff of the Company's bank credit facilities in the first quarter of fiscal 2015.

Provision for Income Tax

For the three months ended March 27, 2016, income tax benefit of approximately $0.5 million is calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $0.5 million related to valuation allowance for deferred tax assets.  The nominal income tax expense for the three months ended March 27, 2016 relates to an accrual for franchise taxes.  For the nine months ended March 27, 2016, income tax expense of $2.6 million represents an income tax benefit of $1.4 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $4.0 million related to recording a valuation allowance for deferred tax assets.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities decreased $0.5 million to cash provided of $2.1 million for the period ended March 27, 2016 compared to cash provided of $2.6 million for the nine months ended March 29, 2015.

Cash flows from investing activities reflects capital expenditures for the purchase of Company assets.  The Company used cash of $7.6 million for the nine month period ended March 27, 2016, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $3.8 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $0.8 million and $7.0 million for the nine month periods ended March 27, 2016 and March 29, 2015, respectively, which primarily reflected proceeds from the sale of stock in both periods offset by the repayment of bank debt in the first quarter of fiscal 2015.

On May 20, 2013, the Company entered into an At-the-Market Issuance Sales Agreement with MLV & Co. LLC ("MLV") pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $3,000,000 from time to time through MLV, acting as agent (the "2013 ATM Offering"). The 2013 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on May 13, 2013.  On November 20, 2013, the Company and MLV amended the At-the-Market Issuance Sales Agreement and the SEC declared effective a new shelf Registration Statement on Form S-3 to increase the 2013 ATM Offering by $5,000,000.  The Company ultimately sold an aggregate of 1,257,609 shares in the 2013 ATM Offering, realizing aggregate gross proceeds of $8.0 million.

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the "2014 ATM Offering").  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through March 27, 2016, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

Management believes the cash on hand combined with cash from operations and proceeds from the 2014 ATM Offering will be sufficient to fund operations for the next 12 months.

Critical Accounting Policies and Estimates

 The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results could differ materially from estimates.

The Company believes the following critical accounting policies require estimates about the effect of matters that are inherently uncertain, are susceptible to change, and therefore require subjective judgments.  Changes in the estimates and judgments could significantly impact the Company's results of operations and financial condition in future periods.

Accounts receivable consist primarily of receivables generated from food and supply sales to franchisees and franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.  Actual realization of accounts receivable could differ materially from the Company's estimates.

Prior to January 5, 2015, inventory consisted primarily of food, paper products and supplies primarily warehoused by the Company's third-party distributors for distribution system-wide and was stated at lower of cost or market, with cost determined according to the weighted average cost method.  The valuation of such inventory required us to estimate the amount of obsolete and excess inventory based on estimates of future demand for our products within specific time horizons, generally nine months or less.  The possibility of overestimating demand subjected us to risk of inventory write-down which could have had a negative impact on the Company's gross margin.

Effective in the third quarter of fiscal 2015, The Company changed its distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of March 27, 2016, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out ("FIFO") or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company periodically evaluates the realizability of its deferred tax assets based upon the Company's analysis of existing tax credits by jurisdiction and expectations of the Company's ability to utilize these tax assets through a review of estimated future taxable income and establishment of tax strategies.  These estimates could be materially impacted by changes in future taxable income, the results of tax strategies or changes in tax law.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a "more likely than not" threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of March 27, 2016 and March 29, 2015, the Company had no uncertain tax positions.

The Company assesses its exposures to loss contingencies from legal matters based upon factors such as the current status of the cases and consultations with external counsel and provides for the exposure by accruing an amount if it is judged to be probable and can be reasonably estimated. If the actual loss from a contingency differs from management's estimate, operating results could be adversely impacted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information it is required to disclose in the reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. The Company's disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the Company's principal executive officer and principal financial officer, or persons performing similar functions, have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Company's principal executive officer and principal financial officer, or persons performing similar functions, have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to claims and legal actions in the ordinary course of its business.  The Company believes that all such claims and actions currently pending against it are either adequately covered by insurance or would not have a material adverse effect on the Company's annual results of operations, cash flows or financial condition if decided in a manner that is unfavorable to the Company.

Item 1A.  Risk Factors

Not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the "2007 Stock Purchase Plan") authorizing the purchase of up to 1,016,000 shares of the Company's common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company's board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending March 27, 2016.  As of March 27, 2016, up to an additional 848,425 shares could be purchased under the 2007 Stock Purchase Plan.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated By-laws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K filed January 8, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Dated:  May 11, 2016