Form 10-K
period 2016-06-26
RAVE RESTAURANT GROUP, INC.
filed 2016-09-23
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
[X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended June 26, 2016.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  Ö No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if  any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes_Ö_  No__

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         Accelerated filer       Non-accelerated filer        Smaller reporting company  Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___     No  Ö

As of December 27, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $43.7 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

 As of September 20, 2016, there were 10,656,551 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant's annual meeting of shareholders scheduled for November 15, 2016, have been incorporated by reference in Part III of this report.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby.  Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expect," "anticipate," "intend," "plan," "believe," "estimate" or similar expressions.  These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of our business activities and availability of funds.  Statements that address business and growth strategies, performance goals, projected financial condition and operating results, our understanding of our competition, industry and market trends, and any other statements or assumptions that are not historical facts are forward-looking statements.

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

PART I

ITEM 1.  BUSINESS.

General

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the "Company" or in the first person notations of "we", "us" and "our") operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark "Pizza Inn" and operate and franchise domestic fast casual restaurants under the trademarks "Pie Five Pizza Company" or "Pie Five".  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors.

As of June 26, 2016, we owned and operated 32 restaurants comprised of 31 Pie Five restaurants ("Pie Five Units") and one Pizza Inn buffet restaurant ("Buffet Unit").  As of that date, we also had 57 franchised Pie Five Units and 221 franchised Pizza Inn restaurants.  The 161 domestic franchised Pizza Inn restaurants were comprised of 95 Buffet Units, 15 delivery/carry-out restaurants ("Delco Units") and 51 express restaurants ("Express Units").  The 60 international franchised Pizza Inn restaurants were comprised of 12 Buffet Units, 40 Delco Units and eight Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Kansas accounting for approximately 33%, 12%, 10% and 6%, respectively, of the total number of domestic restaurants.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol "RAVE."  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.  In November 2012, we signed our first franchise development agreement for Pie Five.

Our Concepts

We operate and franchise restaurant concepts under two distinct brands: Pie Five and Pizza Inn.

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in 140 seconds in our specially designed oven.  Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed toppings, cheeses, sauces and doughs and complete their purchase process in less than five minutes.  Customers can also get freshly prepared entrée and side salads, also made to order from our recipes or at the customer's direction.  They can also choose from several baked daily desserts like brownies, cookie pies, and cakes.  A variety of soft beverages are available, as well as beer and wine in some locations.  Pie Five restaurants offer items at prices from $5.99 to $11.99, and the average ticket price per meal, including a drink, was approximately $7.75 per person for fiscal year 2016. The average per person ticket is slightly higher in restaurants offering beer and wine.

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

 Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.  The buffet is typically offered at prices from $6.49 to $8.49, and the average ticket price, including a drink, was approximately $9.70 per person for fiscal year 2016.  The average per person ticket is slightly higher in restaurants offering beer and wine.

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

Site Selection

We consider the restaurant site selection process critical to a restaurant's long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics through the use of a third party customer and site selection tool, as well as a proprietary evaluation process.  We may also rely on a franchisee's knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  While we plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees, we will continue to evaluate our mix of Company-owned and franchised restaurants.  We will evaluate the development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2017, particularly in the Middle East.

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

In fiscal 2017, we intend to continue developing franchised Pie Five Units.  As of September 12, 2016, we had 62 franchised units open and had executed multi-year development agreements with 23 franchisees for up to an additional 347 Pie Five Units to be located in the U.S., including Arizona, Arkansas, Colorado, Delaware, Florida, Iowa, Kansas, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Virginia, Wisconsin and Washington D.C.  The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area.  The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators.

In fiscal 2017, we also intend to continue to develop Company-owned Pie Five Units in selected metropolitan areas throughout the United States.  Our ability to open new Company-owned Pie Five Units is largely dependent on our ability to identify and secure suitable locations, to manage and fund the development of such locations and to train and staff the restaurants.

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

  We launched the franchise program for Pie Five in fiscal 2013.  Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2017.  Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

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

Company-Owned Restaurant Operations

As of June 26, 2016, we operated one Buffet Unit and 31 Pie Five Units, in the Dallas/Fort Worth, Houston, Atlanta, Minneapolis and Chicago metropolitan areas. We do not currently intend to operate any Delco Units or Express Units.  Our ability to open Company-owned restaurants is affected by a number of factors, including the terms of available financing and our ability to locate suitable sites, negotiate acceptable lease or purchase terms, secure appropriate local governmental permits and approvals, supervise construction and recruit and train management personnel.  In addition to generating revenues and earnings, we use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees.

Developing Company-owned Pie Five Units in multiple metropolitan areas is a key component of our strategic plan.  In addition to providing the Company with an attractive economic return, we believe that developing a domestic network of Company-owned Pie Five Units is an important aspect of our strategy for growing the Pie Five system.  Growth in both the franchised and Company-owned Pie Five Units in operation improves the system's overall economies of scale for advertising, marketing, information systems, distribution and procurement of food products, and other costs.

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

Our first franchised restaurant outside of the United States opened in the late 1970s.  As of June 26, 2016, there were 60 Pizza Inn restaurants operating internationally. With the exception of two restaurants in Honduras and one in Bangladesh, all of the restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.  In the future, we may also pursue international opportunities for the development of Pie Five franchisees.

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

Effective in the third quarter of fiscal 2015, we changed our distribution arrangements to shift the responsibility for maintaining system-wide inventory from Norco to third party distributors.  As a result, as of June 26, 2016 and June 28, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants.

Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees' benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.  Franchisees are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors.  In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend.  In addition, franchisees purchase other non-proprietary food products and supplies from Norco.  Alternatively, franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

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

The Pizza Inn Advertising Plan Cooperative ("PIAP Cooperative") is a Texas cooperative association that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP Cooperative.  Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP Cooperative.  Members contribute 1% of their sales to PIAP Cooperative.  PIAP Cooperative is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP Cooperative.  We provide certain administrative, marketing and other services to PIAP Cooperative and are paid by PIAP Cooperative for such services.  As of June 26, 2016, the Company-owned Buffet Unit and substantially all of our domestic franchisees were members of PIAP Cooperative.  Operators of Express Units do not participate in PIAP Cooperative.  However, they contribute up to 1% of their sales directly to us to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in PIAP Cooperative.

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

Trademarks and Quality Control

We own various trademarks, including the names "Pizza Inn" and "Pie Five," that are used in connection with the restaurants and have been registered with the United States Patent and Trademark Office.  The duration of our trademarks is unlimited, subject to periodic renewal and continued use.  In addition, we have obtained trademark registrations for our marks in several foreign countries and have periodically re-filed and applied for registration in others.  We believe that we hold the necessary rights for protection of the trademarks essential to our business.

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

Employees

As of September 12, 2016, we had 558 employees, including 48 in our corporate office and 44 full-time and 466 part-time employees at the Company-owned restaurants.  None of our employees are currently covered by collective bargaining agreements.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases its 38,130 square foot corporate office facility pursuant to a sale-leaseback transaction with average annual lease payments of approximately $11.00 per square foot.  This lease began on December 19, 2006 and has a ten year term. The Company is in discussions with the landlord to extend the lease, and is also evaluating alternative options.

As of June 26, 2016, the Company also operated one Pizza Inn Buffet Unit and 31 Pie Five Units from leased locations.  The operating leases cover premises from 1,765 to 4,634 square feet and have initial terms of from five to ten years at base rental rates of $18.00 to $42.00 per square foot and contain provisions permitting renewal for one or more specified terms.

The Company has lease obligations for six non-operating locations.  These leased properties range in size from 2,022 to 4,000 square feet, and have annual rental rates ranging from approximately $33.00 to $57.00 per square foot and expire between 2020 and 2026.  The Company is currently pursuing alternatives for subleasing or terminating the unexpired leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of August 19, 2016, there were approximately 1,918 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2016 or 2015.

The Company's common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC ("NASDAQ") under the symbol "RAVE". The following table shows the highest and lowest price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ.  Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
Fiscal 2016:
Fourth Quarter Ended 6/26/2016	$5.57	$3.88
Third Quarter Ended 3/27/2016	7.74	4.50
Second Quarter Ended 12/27/2015	9.70	5.40
First Quarter Ended 9/27/2015	14.47	8.88

Fiscal 2015:
Fourth Quarter Ended 6/28/2015	$15.93	$10.72
Third Quarter Ended 3/29/2015	16.20	6.96
Second Quarter Ended 12/28/2014	8.23	6.12
First Quarter Ended 9/28/2014	8.63	5.96

The Company did not pay any dividends on its common stock during the fiscal years ended June 26, 2016 or June 28, 2015.  Any determination to pay cash dividends in the future will be at the discretion of the Company's board of directors and will be dependent upon the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company's board of directors approved a stock purchase plan (the "2007 Stock Purchase Plan") authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company's board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company's board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the fiscal year ended June 26, 2016.

The Company's ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the "SEC").   Subsequent to June 26, 2016, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company's equity compensation plans as of June 26, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average	Number of securities
		exercise price of	remaining available for
		outstanding options,	future issuance under
Plan Category		warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	847,556	$3.77	1,056,284

Equity compensation
plans not approved by
security holders	-	$-	-

Total	847,556	$3.77	1,056,284

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

 The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See "Forward-Looking Statements."

Overview

The Company operates and franchises pizza buffet ("Buffet Units"), delivery/carry-out ("Delco Units") and express ("Express Units") restaurants domestically and internationally under the trademark "Pizza Inn" and operates domestic fast casual pizza restaurants ("Pie Five Units") under the trademarks "Pie Five Pizza Company" or "Pie Five". We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors.  At June 26, 2016, Company-owned and franchised restaurants consisted of the following:  (in thousands, except for unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$858	31	$19,629	32	$20,487
Domestic Franchised	161	87,804	57	33,681	218	121,485
Total Domestic Units	162	$88,662	88	$53,310	250	$141,972

International Franchised	60		-		60

The domestic restaurants were located in 26 states predominately situated in the southern half of the United States.  The international restaurants were located in seven foreign countries.

Basic and diluted loss per common share increased $0.67 and $0.65, respectively, to a loss of $0.86 and $0.83 per share, respectively, for fiscal 2016, compared to $0.19 and $0.18 per share, respectively, in the prior fiscal year.  Net loss increased $7.0 million to a loss of $8.9 million for fiscal 2016 compared to a loss of $1.8 million for the prior fiscal year on revenues of $60.8 million for fiscal 2016 as compared to $48.2 million in fiscal 2015.  The increased net loss over the prior year was primarily due to impairment expense of $1.7 million and a full valuation allowance of $4.9 million against all net deferred tax assets, as well as decreased income from the Pizza Inn international franchisee in the Middle East, increased pre-opening expenses, higher general and administrative and franchise costs related to additional personnel, and other resources to support the growth of the Pie Five franchising and opening of Company-owned restaurants.  We also experienced lower sales and financial performance by Company-owned Pie Five stores in newer markets.

Adjusted EBITDA for the fiscal year ended June 26, 2016, decreased to a loss of $0.3 million compared to a gain of $0.6 million for the comparable period of the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 26,	June 28,
	2016	2015
Net loss	$(8,886)	$(1,839)
Interest expense	4	113
Income taxes	2,713	(670)
Income taxes--discontinued operations	(58)	(86)
Depreciation and amortization	2,722	1,617
EBITDA	$(3,505)	$(865)
Stock compensation expense	213	128
Pre-opening costs	883	721
Impairment charges, non-operating store costs and discontinued operations	2,121	586
Adjusted EBITDA	$(288)	$570

Results of operations for fiscal 2016 and 2015 both included 52 weeks.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
	June 26,	June 28,
	2016	2015
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$33,681	$13,940
Domestic - Company-owned	19,629	11,398
Total domestic retail sales	$53,310	$25,338

Pie Five Comparable Store Retail Sales - Total	$14,417	$15,185

Pie Five Average Units Open in Period
Domestic - Franchised	45	16
Domestic - Company-owned	31	16
Total domestic Units	76	32

Pie Five system-wide retail sales increased $28.0 million, or 110.4%, for the fiscal year ended June 26, 2016 when compared to the prior year.  System-wide average weekly sales decreased by $1,491, or 10.0%, to $13,417 in fiscal year 2016 from $14,907 for fiscal year 2015.  Compared to the fiscal year 2015, average units open in the period increased from 32 to 76.  Comparable store retail sales decreased by 5.1% during fiscal 2016 compared to fiscal 2015.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 26, 2016:

	Fiscal Year Ended June 26, 2016
	Beginning				Ending
	Units	Opened	Closed	Transfer	Units

Domestic - Franchised	30	29	3	1	57
Domestic - Company-owned	24	12	4	(1)	31
Total domestic Units	54	41	7	-	88

We believe that the net addition of 34 Pie Five Units during fiscal 2016 reflects the continued growth in the opening of Pie Five Units as franchised stores opened pursuant to previously executed franchise development agreements and the Company continued to develop its own stores in selected metropolitan areas.

Pie Five - Company-Owned Restaurants
(in thousands, except store weeks and average data)	Three Months Ended				Fiscal Year Ended
	Sept 27,	Dec 27,	March 27,	June 26,	June 26,
	2015	2015	2016	2016	2016
Store weeks	327	414	452	422	1,615
Average weekly sales	13,297	11,725	11,645	12,005	12,093
Average number of units	25	32	35	33	31

Restaurant sales (excluding partial weeks)	4,348	4,854	5,263	5,066	19,531
Restaurant sales	4,393	4,876	5,294	5,066	19,629

Restaurant operating cash flow	627	241	135	51	1,054
Allocated marketing and advertising expenses	(220)	(243)	(264)	(406)	(1,133)
Depreciation/amortization expense	(430)	(568)	(749)	(669)	(2,416)
Pre-opening costs	(424)	(264)	(115)	(80)	(883)
Operations management and extraordinary expenses	(164)	(172)	(162)	(150)	(648)
Impairment and non-operating store costs	-	(1,010)	23	(964)	(1,951)
Loss from continuing operations before taxes	(611)	(2,016)	(1,132)	(2,218)	(5,977)

	Three Months Ended				Fiscal Year Ended
	Sept 28,	Dec 28,	March 29,	June 28,	June 28,
	2014	2014	2015	2015	2015
Store weeks	169	182	212	264	827
Average weekly sales	14,199	13,336	13,425	13,826	13,691
Average number of units	13	14	16	20	16

Restaurant sales (excluding partial weeks)	2,400	2,427	2,846	3,650	11,323
Restaurant sales	2,405	2,438	2,855	3,700	11,398

Restaurant operating cash flow	413	346	439	571	1,769
Allocated marketing and advertising expenses	(120)	(122)	(143)	(185)	(570)
Depreciation/amortization expense	(274)	(267)	(319)	(384)	(1,244)
Pre-opening costs	(35)	(137)	(195)	(354)	(721)
Operations management and extraordinary expenses	(41)	(100)	(51)	(229)	(421)
Impairment and non-operating store costs	-	-	-	-	-
Loss from continuing operations before taxes	(57)	(280)	(269)	(581)	(1,187)

As a result of increased store count, total retail sales of Company-owned Pie Five restaurants increased $8.2 million, or 72.2%, to $19.6 million for fiscal 2016 compared to $11.4 million for fiscal 2015.  Average weekly sales for Company-owned Pie Five restaurants decreased $1,598, or 11.7%, to $12,093 for the fiscal year ended June 26, 2016 compared to $13,691 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.7 million, or 40.40%, during the fiscal year 2016 compared to the same period of prior year.  The decline in average weekly sales and operating cash flow for Company-owned Pie Five restaurants was primarily attributable to lower sales and weaker financial performance by stores in newer markets. Loss from continuing operations before taxes for Company-owned Pie Five stores increased $4.8 million the fiscal year ended June 26, 2016 compared to the same period of the prior year.  The higher loss from continuing operations before taxes for Company-owned Pie Five restaurants was primarily the result of $1.7 million in impairment charges and non-operating store costs, increased pre-opening expenses in connection with new stores, and increased marketing and depreciation expenses associated with the expanded store count, as well as the decline in average weekly sales.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
Pizza Inn Retail Sales - Total Domestic Stores	June 26,	June 28,
Domestic Units	2016	2015
Buffet - Franchised	$80,592	$83,539
Delco/Express - Franchised	7,212	7,941
Buffet - Company-owned	858	1,471
Total domestic retail sales	$88,662	$92,951

Pizza Inn Comparable Store Retail Sales - Total Domestic	$86,672	$87,547

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	95	100
Delco/Express - Franchised	68	75
Buffet - Company-owned	1	2
Total domestic units	164	177

Total domestic Pizza Inn retail sales decreased $4.3 million, or 4.6% compared to the prior year.  The decrease in domestic retail sales was primarily due to a decrease in store count combined with 1.0% lower comparable store retail sales.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $0.2 million for the fiscal year 2016 and $0.5 million for the fiscal year 2015.  The fiscal year 2015 loss includes a $0.3 million impairment charge for a Company-owned Pizza Inn restaurant with insufficient projected future cash flows to recover the value of its long-lived assets.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 26, 2016:

	Fiscal Year Ended June 26, 2016
	Beginning			Concept	Ending
	Units	Opened	Closed	Change	Units
Domestic Units
Buffet - Franchised	99	2	8	2	95
Delco/Express - Franchised	78	2	12	(2)	66
Buffet - Company-owned	2	-	1	-	1
Total domestic Units	179	4	21	-	162

International Units (all types)	71	-	11	-	60

Total Units	250	4	32	-	222

There was a net decrease of 17 domestic Pizza Inn units during the fiscal year ending June 26, 2016.  We believe this is consistent with the recent trend of modest domestic store closures.  The number of international Pizza Inn units declined by 11 units.  International store closures were driven by economic weakness in the Middle East while domestic closures were primarily lower volume Delco/Express units.

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

Total revenues for fiscal 2016 and for the same period in the prior fiscal year were $60.8 million and $48.2 million, respectively.  Revenue for these periods consisted of the following:

	June 26,	June 28,
	2016	2015
Food and supply sales	$34,879	$30,787
Franchise revenue	5,445	4,543
Restaurant sales	20,487	12,869
Total revenue	$60,811	$48,199

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2016, food and supply sales increased 13.3% to $34.9 million compared to $30.8 million for the prior fiscal year due to an increase in sales to franchisees.  This increase was driven by a $16.1 million, or 15.2%, increase in domestic franchisee retail sales attributable to an increase in the average number of stores open in the current year when compared to prior year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased to $5.4 million for fiscal 2016 compared to $4.5 million for the prior fiscal year as the result of higher domestic and international royalties resulting from increased franchisee retail sales and an increase in franchise and development fees due to Pie Five store openings.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 59.2%, or $7.6 million, to $20.5 million for fiscal 2016 compared to $12.9 million for the prior fiscal year.  This increase was due to a net of seven new Company-owned Pie Five Units in fiscal 2016.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales. These costs increased 29.0%, or $12.0 million, to $53.3 million for fiscal 2016 compared to $41.3 million for the prior fiscal year.  The increase in cost of sales was primarily due to the increased number of Company-owned Pie Five restaurants and increased food and supply sales by Norco compared to the prior year.

General and Administrative Expenses

General and administrative expenses increased $2.5 million to $7.2 million for fiscal 2016 compared to $4.8 million for the prior fiscal year primarily due to operating expenses associated with new Company-owned Pie Five restaurants and future growth plans.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  These expenses increased to $3.6 million in fiscal 2016 from $3.2 million in the prior fiscal year primarily due to higher payroll, travel and marketing costs during fiscal 2016 as a result of the addition of personnel to develop and grow the Pie Five franchise system.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening of Company-owned restaurants.  Pre-opening expenses increased to $0.9 million from $0.7 million in the prior year primarily due to the accelerating rate of Pie Five store openings.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2016, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1.7 million related to the carrying value Pie Five restaurants.  During fiscal 2015, the Company recognized a $0.3 million pre-tax impairment charge on a Company-owned Pizza Inn restaurant.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees decreased to $0.1 million in fiscal 2016 compared to $0.2 million in the prior year.  The Company believes that this provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense decreased for the fiscal year ended June 26, 2016, compared to the prior year due primarily to lower average borrowings on the Company's credit facilities in the current year which were paid in full in the second quarter of fiscal 2015.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million and again in the fourth quarter by $0.9 million to $4.9 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

Income tax expense of $2.7 million for fiscal 2016 represents the $4.9 million valuation allowance partially offset by current year tax benefit of $2.1 million as compared to $0.7 million tax benefit for fiscal 2015, each calculated on an effective income tax rate that is consistent with the statutory U.S. federal income tax rate of 34% adjusted for state income tax effects and permanent difference items.  As of tax year ended June 26, 2016, the Company had net operating loss carryforwards totaling $7.5 million that are available to reduce future taxable income and will begin to expire 2033.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operations was $1.9 million in fiscal 2016 compared to $2.0 million in fiscal year 2015.

Cash flows from investing activities reflect proceeds from sale of assets and capital expenditures for the purchase of Company assets.  The Company used cash of $7.7 million for the fiscal year ended June 26, 2016, primarily for new Company-owned Pie Five restaurants.  This compares to cash used by investing activities of $6.7 million during the fiscal year ended June 28, 2015 primarily attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's net borrowings, stock options exercised and proceeds from the sale of stock during the period. During fiscal 2016, the Company had no change in bank debt.  During fiscal 2015, the Company had a net decrease of $0.8 million in bank debt.  During fiscal 2016, the Company had proceeds from the sale of stock of $0.8 million compared to $8.3 million in the prior fiscal year.  During fiscal 2016, the Company had proceeds from the exercise of stock options of $0.1 million compared to $0.4 million in the prior fiscal year.

ATM Offerings

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the "2014 ATM Offering").  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 26, 2016, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

Credit Facilities

On August 28, 2012, the Company entered into a Loan and Security Agreement (the "F&M Loan Agreement") with The F&M Bank & Trust Company ("F&M") providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan could not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company's at-the-market offerings of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

The Company could borrow, repay and reborrow under the revolving credit facility through August 28, 2014, at which time all amounts outstanding under the revolving credit facility would mature. The Company did not draw borrowings on the revolving credit facility during fiscal 2016 and allowed it to expire.  An unused commitment fee of 0.50% per annum was payable quarterly on the average unused portion of the revolving credit facility.

Through August 28, 2014, F&M had agreed to make up to $6.0 million in additional term loans to the Company.    However, no amounts were outstanding on the advancing term loan facility at the expiration of the advance period.  As of September 26, 2014, the balance on the initial term loan facility was also paid in full.  As a result, the F&M Loan Agreement expired by its terms.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow, with additional potential funding from the 2014 ATM Offering and debt borrowings.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2017 fiscal year.

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

Effective in the third quarter of fiscal 2015, we changed our distribution arrangements to shift the responsibility for maintaining system-wide distribution inventory from Norco to third party distributors.  As a result, as of June 26, 2016 and June 28, 2015, inventory consisted primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out ("FIFO") or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. During fiscal year 2016, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1.7 million related to the carrying value of several Pie Five units.  During fiscal year 2015, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.3 million related to the carrying value of a Pizza Inn unit.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million and again in the fourth quarter by $0.9 million to $4.9 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a "more likely than not" threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 26, 2016 and June 28, 2015, the Company had no uncertain tax positions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective in assuring that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Management Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company's management based it's evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 26, 2016.  During the most recent fiscal quarter, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

There is no information required to be disclosed under this Item.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

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

		10.3	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

		10.4	Form of Stock Option Grant Agreement under the Company's 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*
10.5
Form of Restricted Stock Unit Award Agreement under the Company's 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 27, 2015, and incorporated herein by reference).*

		10.6	Employment letter dated April 7, 2014, between the Company and Tim Mullany (filed as Exhibit 10.1 to Form 8-K filed April 30, 2014, and incorporated herein by reference).*

10.7 10.8 21.1
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

Rave Restaurant Group, Inc.
Date: September 23, 2016	By: /s/ Clinton J. Coleman
Clinton J. Coleman
Interim President and Chief Executive Officer

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Clinton J. Coleman	September 23, 2016
Clinton J. Coleman
Interim President and Chief Executive Officer (Principal Executive Officer)

/s/Timothy E. Mullany	September 23, 2016
Tim Mullany
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Mark E. Schwarz	September 23, 2016
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 23, 2016
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 23, 2016
Steven M. Johnson
Director

/s/Robert B. Page	September 23, 2016
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 23, 2016
William Hammett
Director

/s/ Clinton J. Coleman	September 23, 2016
Clinton J. Coleman
Director

RAVE RESTAURANT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rave Restaurant Group, Inc.
The Colony, Texas
We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. as of June 26, 2016 and June 28, 2015 and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rave Restaurant Group, Inc. as of June 26, 2016 and June 28, 2015, and the results of its operations and cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
September 23, 2016

RAVE RESTAURANT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 26,	June 28,
	2016	2015

REVENUES:	$60,811	$48,199

COSTS AND EXPENSES:
Cost of sales	53,303	41,307
General and administrative expenses	7,247	4,792
Franchise expenses	3,636	3,154
Pre-opening expenses	883	721
Impairment of long-lived assets and other lease charges	1,698	300
Bad debt	101	153
Interest expense	4	113
	66,872	50,540

LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES	(6,061)	(2,341)

Income tax expense (benefit)	2,713	(670)

LOSS FROM
CONTINUING OPERATIONS	(8,774)	(1,671)

Loss from discontinued operations, net of taxes	(112)	(168)

NET LOSS	$(8,886)	$(1,839)

LOSS PER SHARE OF COMMON
STOCK - BASIC:
Loss from continuing operations	$(0.85)	$(0.17)
Loss from discontinued operations	$(0.01)	$(0.02)
Net loss	$(0.86)	$(0.19)

LOSS PER SHARE OF COMMON
STOCK - DILUTED:
Loss from continuing operations	$(0.82)	$(0.16)
Loss from discontinued operations	$(0.01)	$(0.02)
Net loss	$(0.83)	$(0.18)

Weighted average common
shares outstanding - basic	10,317	9,744

Weighted average common
shares outstanding - diluted	10,749	10,306

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
<BTB>
	June 26,	June 28,
ASSETS	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$1,104	$5,958
Accounts receivable, less allowance for doubtful
accounts of $198 and $193, respectively	2,974	3,437
Notes receivable	167	24
Inventories	197	180
Income tax receivable	-	492
Deferred income tax assets	-	729
Prepaid expenses and other	430	872
Total current assets	4,872	11,692

LONG-TERM ASSETS
Property, plant and equipment, net	12,979	10,020
Long-term notes receivable	382	119
Long-term deferred tax asset	-	1,864
Deposits and other	272	276
Total assets	$18,505	$23,971
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,815	$2,875
Accrued expenses	1,220	1,267
Deferred rent	160	155
Deferred revenues	304	374
Total current liabilities	5,499	4,671

LONG-TERM LIABILITIES
Deferred rent, net of current portion	2,133	893
Deferred revenues, net of current portion	1,440	1,166
Deferred gain on sale of property	-	9
Other long-term liabilities	30	22
Total liabilities	9,102	6,761

COMMITMENTS AND CONTINGENCIES (See Notes F and J)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,460,951 and 17,374,735 shares, respectively;
outstanding 10,341,551 and 10,255,335 shares, respectively	175	174
Additional paid-in capital	25,778	24,700
Retained earnings	8,086	16,972
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	9,403	17,210
Total liabilities and shareholders' equity	$18,505	$23,971

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

BALANCE, JUNE 29, 2014	9,121	$162	$15,905	$18,811	(7,119)	$(24,636)	$10,242

Stock compensation expense	-	-	128	-	-	-	128
Stock options exercised	170	2	424	-	-	-	426
Sale of Stock	964	10	8,243	-	-	-	8,253
Net loss	-	-	-	(1,839)	-	-	(1,839)

BALANCE, JUNE 28, 2015	10,255	$174	$24,700	$16,972	(7,119)	$(24,636)	$17,210

Stock compensation expense	-	-	213	-	-	-	213
Stock options exercised	28	-	102	-	-	-	102
Sale of stock	59	1	763	-	-	-	764
Net loss	-	-	-	(8,886)	-	-	(8,886)

BALANCE, JUNE 26, 2016	10,342	$175	$25,778	$8,086	(7,119)	$(24,636)	$9,403

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
<BTB>
	Fiscal Year Ended
	June 26,	June 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,886)	$(1,839)
Adjustments to reconcile net loss to cash
provided by operating activities:
Impairment of fixed assets and other assets	1,698	300
Stock compensation expense	213	128
Deferred income taxes	2,593	(703)
Depreciation and amortization	2,722	1,617
Loss on the sale of assets	432	49
Provision for bad debt	101	153
Changes in operating assets and liabilities:
Notes and accounts receivable	(44)	(240)
Inventories	(17)	1,523
Income tax receivable	492	(107)
Prepaid expenses and other	419	(705)
Deferred revenue	195	545
Accounts payable - trade	940	852
Accrued expenses	1,088	404
Cash provided by operating activities	1,946	1,977

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	444	-
Capital expenditures	(8,110)	(6,727)
Cash used for investing activities	(7,666)	(6,727)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of bank debt	-	(767)
Proceeds from sale of stock	764	8,253
Proceeds from exercise of stock options	102	426

Cash provided by financing activities	866	7,912

Net increase in cash and cash equivalents	(4,854)	3,162
Cash and cash equivalents, beginning of year	5,958	2,796
Cash and cash equivalents, end of year	$1,104	$5,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$4	$113
Income taxes	$-	$19

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the "Company", or in the first person notations of "we", "us" and "our") operate and franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark "Pizza Inn" and operate and franchise domestic fast casual restaurants under the trademarks "Pie Five Pizza Company" or "Pie Five".  We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors.

As of June 26, 2016, we owned and operated 32 restaurants comprised of 31 Pie Five restaurants ("Pie Five Units") and one Pizza Inn buffet restaurant ("Buffet Unit").  As of that date, we also had 57 franchised Pie Five Units and 221 franchised Pizza Inn restaurants.  The 161 domestic franchised Pizza Inn restaurants were comprised of 95 Buffet Units, 15 delivery/carry-out restaurants ("Delco Units") and 51 express restaurants ("Express Units").  The 60 international franchised Pizza Inn restaurants were comprised of 12 Buffet Units, 40 Delco Units and eight Express Units.  Domestic restaurants were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Kansas accounting for approximately 33%, 12%, 10% and 6%, respectively, of the total number of domestic restaurants.

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  At June 26, 2016 and June 28, 2015 and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits.  We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

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

Closed Restaurants and Discontinued Operations:

In April, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity's operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  The standard was effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This pronouncement did not have a material impact on our condensed consolidated financial statements

The authoritative guidance on "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that discontinued operations that meet certain criteria be reflected in the statement of operations after results of continuing operations as a net amount.  This guidance also requires that the operations of closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2016 and 2015, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1.7 million and $0.3 million, respectively, related to the carrying value of several Pie Five and Pizza Inn units.

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

Notes Receivable:

Notes receivable primarily consist of accounts receivable from franchisees converted into notes.  The majority of amounts and terms are contained under formal promissory and personal guarantee agreements.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due weekly or monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2024 and bear interest at rates that range from 5% to 7% (6% average rate at June 26, 2016).

Management evaluates the creditworthiness of franchisees by considering credit history and sales to evaluate credit risk. Management determines interest rates based on credit risk of the underlining franchisee.  The Company monitors payment history to determine whether or not a loan should be placed on a nonaccrual status or impaired.

The Company charges off notes receivable based on an account-by-account analysis of the borrower's current economic conditions, monthly payments history and historical loss experience. The allowance for doubtful notes receivable is included with the allowance for doubtful accounts.  Notes receivable as of June 26, 2016 consisted of $0.2 million in current assets and $0.4 million in long-term assets.

The principal balance outstanding on the notes receivable and expected principal collections for the next five years and thereafter were as follows as of June 26, 2016 (in thousands):

Notes
Receivable
2017	167
2018	86
2019	81
2020	87
2021 and thereafter	128
$549

One note totaling $15 thousand was charged off for the fiscal year ended June 26, 2016.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million and again in the fourth quarter by $0.9 million to $4.9 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

The Company follows authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a "more likely than not" threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 26, 2016 and June 28, 2015, the Company had no uncertain tax positions.  Federal returns for tax years 2012 through 2015 remained open for examination as of June 26, 2016.

Pre-Opening Expense:

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening.

Related Party Transactions:

On February 20, 2014, the Company entered into an Advisory Services Agreement (the "Agreement") with NCM Services, Inc. ("NCMS") pursuant to which NCMS provides certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continues quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants.  As of June 26, 2016, the accrued liability relating to services performed by NCMS was $100,003.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened.  Royalties are recognized as income when earned. For the fiscal years ended June 26, 2016 and June 28, 2015, 82.8% and 82.2%, respectively, of franchise revenue was comprised of recurring royalties.

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

The Company's stock-based compensation plans are described more fully in Note H.  Stock options under these plans are granted at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally those options vest ratably over various vesting periods.

Restricted Stock Units:

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.  The Company had no bank debt at June 26, 2016.

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred and totaled $1.2 million for fiscal year ended June 26, 2016 and $0.7 million for fiscal year ended June 28, 2015.  Advertising and marketing costs are included in cost of sales and general and administrative expenses in the consolidated statements of operations.

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

Use of Management Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities.  The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results could differ materially from estimates.

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 26, 2016 and the fiscal year ended June 28, 2015 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

<BTB>	Estimated Useful	June 26,	June 28,
   	Lives	2016	2015

Equipment, furniture and fixtures	3 - 7 yrs	$9,697	$6,927
Software	5 yrs	872	637
Vehicle	2 - 3 yrs	-	19
Leasehold improvements	10 yrs or lease term, if shorter	13,290	9,134
		23,859	16,717
Less: accumulated depreciation/amortization		(10,880)	(6,697)
		$12,979	$10,020

Depreciation and amortization expense was approximately $2.7 million and $1.6 million for the fiscal years ended June 26, 2016 and June 28, 2015, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

<BTB>	June 26,	June 28,
   	2016	2015
Compensation	$728	$587
Other	447	506
Professional fees	37	79
Insurance loss reserves	8	95

	$1,220	$1,267
NOTE D - LONG-TERM DEBT:

On August 28, 2012, the Company entered into a Loan and Security Agreement (the "F&M Loan Agreement") with The F&M Bank & Trust Company ("F&M") providing for a $2.0 million revolving credit facility (with a $500 thousand letter of credit subfacility), a $2.0 million fully funded term loan facility and a $6.0 million advancing term loan facility.  An origination fee of 0.5% of the total credit facilities was paid at closing.  At closing, F&M funded a $2.0 million term loan payable in 48 equal monthly installments of principal plus accrued interest at a fixed rate of 4.574% per annum.  Amounts repaid under this fully funded term loan could not be reborrowed.  Initial proceeds from the F&M Loan Agreement were used to repay amounts borrowed under a previous credit facility that subsequently was canceled.

On June 13, 2013 the Company entered into a First Amendment to the F&M Loan Agreement that revised certain financial covenants to address proceeds from the Company's at-the-market offerings of common stock.  On September 10, 2013 the Company entered into a Second Amendment to the F&M Loan Agreement that specified the application of prepayments to the loan amortization schedule and revised certain definitions.

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
NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
<BTB>	June 26,	June 28,
   	2016	2015
Current - Federal	$-	$-
Current - Foreign	-	24
Current - State	4	29
Deferred - Federal	2,823	(674)
Deferred - State	(114)	(49)
Provision for income taxes	$2,713	$(670)

Included in loss from discontinued operations is $58,000 and $86,000 of tax benefit for the fiscal years ended June 26, 2016 and June 28, 2015, respectively.

The effective income tax rate varied from the statutory rate for the fiscal years ended June 26, 2016 and June 28, 2015 as reflected below (in thousands):

<BTB>	June 26,	June 28,
	2016	2015
Federal income taxes based on 34%
of pre-tax loss	$(2,060)	$(796)
State income tax, net of federal effect	(45)	(13)
Permanent adjustments	19	44
Valuation allowance	4,891	-
Foreign tax credits	-	24
Other	(92)	71
	$2,713	$(670)

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

<BTB>	June 26,	June 28,
	2016	2015

Current
Reserve for bad debt	$70	$69
Deferred fees	105	124
Other reserves and accruals	1,246	536
	1,421	729
Non Current
Credit carryforwards	747	180
Net operating loss carryforwards	197	1,633
Depreciable assets	2,526	51

Total gross deferred tax asset	4,891	2,593

Valuation allowance	(4,891)	-

Net deferred tax asset	$-	$2,593

At the end of tax year ended June 26, 2016, the Company had net operating loss carryforwards totaling  $7.5 million that are available to reduce future taxable income and will begin to expire in 2032.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million and again in the fourth quarter by $0.9 million to $4.9 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms.  Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

In fiscal 2007, the Company sold its corporate office building and distribution facility located at 3551 Plano Parkway, The Colony, Texas, and entered into  a ten-year lease agreement for the corporate office building.  This lease expires December 19, 2016.  The Company is in discussion with the landlord to extend its lease, and is also evaluating alternative options.

Future minimum rental payments under non-cancelable leases, net of subleases, with initial or remaining terms of one year or more at June 26, 2016 were as follows (in thousands):

<BTB>	Operating
   	Leases

2017	$3,346
2018	3,050
2019	2,951
2020	2,899
2021	2,892
Thereafter	10,296
$25,434
Rental expense consisted of the following (in thousands):
                	Fiscal Year Ended
	June 26,	June 28,
	2016	2015
Minimum rentals	$3,090	$1,666
Sublease rentals	(257)	(221)
	$2,833	$1,445

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the "Code").  The current plan is a modified continuation of a similar savings plan established by the Company in 1985.  Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations.  Effective June 27, 2005, the Company contributes on behalf of each participating employee an amount equal to 50% of the employee's contributions up to 4% of compensation.  Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant's employee deferral.  The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401(k) of the Code.

For the fiscal years ended June 26, 2016 and June 28, 2015, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $53,000 and $39,000, respectively.

NOTE H - STOCK BASED COMPENSATION PLANS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the "2005 Employee Plan") was approved by the Company's shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company were eligible to receive options to purchase shares of the Company's common stock.  Options were granted at market value of the stock on the date of grant, were subject to various vesting and exercise periods as determined by the Compensation Committee of the board of directors, and could be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock were authorized for issuance under the 2005 Employee Plan.  During the 2015 fiscal year, options to purchase 92,000 shares were granted under the 2005 Employee Plan.  Also during the 2015 fiscal year, 3,000 shares of common stock were issued upon the exercise of options granted under the 2005 Employee Plan.  The 2005 Employee Plan expired by its terms on June 23, 2015.  During fiscal 2016, contingencies were satisfied with respect to options to purchase 18,500 shares of common stock previously conditionally granted under the 2005 Employee Plan.

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

The 2015 Long Term Incentive Plan (the "2015 LTIP") was approved by the Company's shareholders on November 18, 2014, and became effective June 1, 2015.  Officers, employees and non-employee directors of the Company are eligible to receive awards under the 2015 LTIP.  A total of 1,200,000 shares of common stock are authorized for issuance under the 2015 LTIP.  Awards authorized under the 2015 LTIP include incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options).  The 2015 LTIP provides for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors.  The Compensation Committee may also determine the vesting periods, performance criteria and other terms and conditions of all awards under the 2015 LTIP.  The Compensation Committee has adopted resolutions under the 2015 LTIP automatically granting to each non-employee director on the first day of each fiscal year options to purchase twice the number of shares of common stock acquired during the previous fiscal year, up to a maximum of 40,000 shares.  Such options are exercisable at the market value of the stock on the first day of the fiscal year, vest six months from the date of grant and expire 10 years from the date of grant.  During fiscal 2016, options to purchase 24,286 shares of common stock and 100,190 restricted stock units (representing the right to receive up to 150,285 shares of common stock) were granted under the 2015 LTIP and represent the only awards outstanding thereunder.

Share based compensation expense is included in general and administrative expense in the statement of operations.

Stock Options:

A summary of stock option transactions under all of the Company's stock option plans and information about fixed-price stock options is as follows:

<BTB>	Fiscal Year Ended
<BTB>	June 26, 2016		June 28, 2015
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	871,798	$3.51	921,198	$2.92

Granted	42,786	$10.92	120,800	$6.57
Exercised	(27,916)	$3.65	(170,200)	$2.50
Forfeited/Canceled/Expired	(39,112)	$5.67	-	$-

Outstanding at end of year	847,556	$3.77	871,798	$3.51

Exercisable at end of year	558,620	$2.71	406,378	$2.63

Weighted-average fair value of
options granted during the year		$4.24		$3.16

Total intrinsic value of
options exercised		$102,010		$425,944

At June 26, 2016, the total intrinsic value of options outstanding was $8.2 million and of options exercisable was $5.8 million.

The following table provides information on options outstanding and options exercisable as of June 26, 2016:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Options	Remaining	Weighted-	Options	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 26, 2016	Life (Years)	Exercise Price	at June 26, 2016	Exercise Price
$1.55 - 1.95	81,306	3.1	$1.90	81,306	$1.90
$1.96 - 2.35	90,000	2.0	$2.32	90,000	$2.32
$2.36 - 2.75	390,000	6.2	$2.58	250,000	$2.58
$2.76 - 3.30	55,000	6.0	$3.11	55,000	$3.11
$5.51 - 5.74	8,664	7.0	$5.74	8,664	$5.74
$5.95 - 6.25	153,300	7.9	$6.06	66,150	$3.40
$6.26 - 8.16	69,286	8.3	$9.85	7,500	$8.12
	847,556	5.9	$3.77	558,620	$2.71

We determine fair value following the authoritative guidance as follows:

Valuation and Amortization Method.  We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life.  The expected life of awards granted represents the period of time that they are expected to be outstanding.  Unless a life is specifically stated, we determine the expected life using the "simplified method" in accordance with Staff Accounting Bulletin No. 110 since we do not have sufficient historical share option exercise experience.

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

The following weighted average assumptions were used for options granted in the last two fiscal years:

	June 26,	June 28,
Fiscal Year Ended	2016	2015

Expected life (in years)	5.7	5.9
Expected volatility	36.0%	39.1%
Risk-free interest rate	1.6%	1.9%
Expected forfeiture rate	61.8%	47.1%

At June 26, 2016, the Company had unvested options to purchase 288,936 shares with a weighted average grant date fair value of $4.47.  The total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $0.2 million at June 26, 2016.  The weighted average remaining requisite service period of the unvested awards was 9.3 months.  Stock compensation expense related to stock options of $0.2 million and $0.1 million was recognized in fiscal years 2016 and 2015, respectively.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions.  During the third quarter of fiscal 2016, an aggregate of 100,190 restricted stock units were granted to certain employees.

The restricted stock units granted to each recipient are allocated among performance criteria pertaining to various aspects of the Company's business, as well as its overall operations, measured based on its fiscal year ending June 24, 2018.  Achievement of the various performance criteria entitles the recipient to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted.  Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions on our common stock, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement.  Therefore, unvested restricted stock units are not considered participating securities under ASC 260, "Earnings Per Share," and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.  The grant date fair value of the restricted stock units granted in fiscal 2016 is $5.99 per unit.  The Company incurred compensation expense of $33 thousand and recorded no income tax benefit due to a full valuation allowance.

A summary of the status of restricted stock units as of June 26, 2016, and changes during the fiscal year then ended is presented below:

Number of Restricted Stock Units

Vested at June 28, 2015	-
Granted	100,190
Vested	-
Forfeited	20,570
Unvested at June 26, 2016	79,620

As of June 26, 2016, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units granted under the 2015 LTIP, of which $79 thousand is expected to be recognized in each of fiscal 2017 and fiscal 2018, and $23 thousand is expected to be recognized in fiscal 2019.

NOTE I - SHAREHOLDERS' EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2016 and, as of June 26, 2016, there were 848,425 shares available to repurchase under the plan.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the "2014 ATM Offering").  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 26, 2016, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

The Company pays to MLV a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  Expenses associated with the 2013 ATM Offering and 2014 ATM Offering were $21,000 and $42,000 in fiscal 2016 and fiscal 2015, respectively, which includes fees and expense reimbursement to MLV and legal and other offering expenses incurred by the Company.

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

NOTE K - EARNINGS PER SHARE:

The Company computes and presents earnings per share ("EPS") in accordance with the authoritative guidance on Earnings Per Share.  Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the Company.

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Fiscal Year Ended
	June 26,	June 28,
	2016	2015
Loss from continuing operations	$(8,774)	$(1,671)
Discontinued operations	(112)	(168)
Net loss available to common stockholders	$(8,886)	$(1,839)

BASIC:
Weighted average common shares	10,317	9,744

Loss from continuing operations per common share	$(0.85)	$(0.17)
Discontinued operations per common share	(0.01)	(0.02)
Net loss per common share	$(0.86)	$(0.19)

DILUTED:
Weighted average common shares	10,317	9,744
Stock options	432	562
Weighted average common shares outstanding	10,749	10,306

Loss from continuing operations per common share	$(0.82)	$(0.16)
Discontinued operations per common share	(0.01)	(0.02)
Net loss per common share	$(0.83)	$(0.18)

NOTE L– SEGMENT REPORTING:

The Company has two reportable operating segments as determined by management using the "management approach" as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information:  (1) Franchising and Food and Supply Distribution, and (2) Company-owned Restaurants.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the two operating segments.  Other revenue consists of nonrecurring items.

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

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended June 26, 2016 and June 28, 2015 (in thousands):

<BTB>	Fiscal Year Ended
	June 26,	June 28,
	2016	2015
Net sales and operating revenues:
Franchising and food and supply distribution	$40,324	$35,330
Company-owned restaurants (1)	20,487	12,869
Consolidated revenues	$60,811	$48,199

Depreciation and amortization:
Franchising and food and supply distribution	$23	$24
Company-owned restaurants (1)	2,458	1,374
Combined	2,481	1,398
Corporate administration and other	241	219
Depreciation and amortization	$2,722	$1,617

Loss from continuing operations before taxes
Franchising and food and supply distribution (2)	$2,694	$1,492
Company-owned restaurants (1) (2)	(6,183)	(1,729)
Combined	(3,489)	(237)
Corporate administration and other (2)	(2,572)	(2,104)
Loss from continuing operations before taxes	$(6,061)	$(2,341)

Capital Expenditures:
Franchising and food and supply distribution	$-	$-
Company-owned restaurants	7,497	6,443
Corporate administration	613	284
Combined capital expenditures	$8,110	$6,727

Assets:
Franchising and food and supply distribution	$3,187	$4,314
Company-owned restaurants	12,817	11,088
Corporate administration	2,501	8,569
Combined assets	$18,505	$23,971

(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed
Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

United States	$60,260	$47,509
Foreign countries	551	690
Consolidated total	$60,811	$48,199