Form 10-Q
period 2016-09-25
RAVE RESTAURANT GROUP, INC.
filed 2016-11-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 25, 2016

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

As of November 3, 2016, 10,656,551 shares of the issuer's common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 25,	September 27,
	2016	2015

REVENUES:	$15,456	$14,536

COSTS AND EXPENSES:
Cost of sales	13,882	12,350
General and administrative expenses	1,903	1,569
Franchise expenses	852	859
Pre-opening expenses	19	432
Loss on sale of assets	43	-
Other lease charges	169	-
Bad debt	53	103
Interest expense	-	1
Total costs and expenses	16,921	15,314

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,465)	(778)
Income tax expense (benefit)	14	(258)
LOSS FROM CONTINUING OPERATIONS	(1,479)	(520)

Loss from discontinued operations, net of taxes	(17)	(37)
NET LOSS	$(1,496)	$(557)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.14)	$(0.05)
Loss from discontinued operations	-	-
Net loss	$(0.14)	$(0.05)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.14)	$(0.05)
Loss from discontinued operations	-	-
Net loss	$(0.14)	$(0.05)

Weighted average common shares outstanding - basic	10,469	10,342

Weighted average common and
potential dilutive common shares outstanding	10,569	10,954

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 25,	June 26,
ASSETS	2016 (unaudited)	2016

CURRENT ASSETS
Cash and cash equivalents	$285	1,104
Accounts receivable, less allowance for bad debts
accounts of $252 and $198, respectively	2,714	2,780
Notes receivable	143	167
Inventories	192	197
Income tax receivable	194	194
Prepaid expenses and other	471	430
Total current assets	3,999	4,872

LONG-TERM ASSETS
Property, plant and equipment, net	12,306	12,979
Long-term notes receivable	353	382
Deposits and other	279	272
Total assets	$16,937	$18,505

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,239	3,815
Accrued expenses	1,012	1,220
Deferred rent	152	160
Deferred revenues	258	304
Total current liabilities	4,661	5,499

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,564	1,710
Deferred revenues, net of current portion	1,475	1,440
Other long-term liabilities	479	453
Total liabilities	8,179	9,102

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,775,951 and 17,460,951 shares, respectively;
outstanding 10,656,551 and 10,341,551 shares, respectively	178	175
Additional paid-in capital	26,626	25,778
Retained earnings	6,590	8,086
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity	8,758	9,403
Total liabilities and shareholders' equity	$16,937	$18,505

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 25,	September 27,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,496)	$(557)
Adjustments to reconcile net loss to
Cash provided by (used in) operating activities:
Depreciation and amortization	790	517
Stock compensation expense	45	45
Deferred income taxes	-	(281)
Loss on sale of assets	43	-
Provision for bad debt	53	103
Changes in operating assets and liabilities:
Notes and accounts receivable	66	258
Inventories	5	(33)
Accounts payable - trade	(577)	414
Accrued expenses	(182)	151
Deferred rent	(154)	-
Deferred revenue	(11)	116
Prepaid expenses and other	(50)	10
Cash (used in) provided by operating activities	(1,468)	743

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	5	-
Capital expenditures	(162)	(3,564)
Cash used in investing activities	(157)	(3,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	779
Proceeds from stock options	806	-
Cash provided by financing activities	806	779

Net decrease in cash and cash equivalents	(819)	(2,042)
Cash and cash equivalents, beginning of period	1,104	5,958
Cash and cash equivalents, end of period	$285	$3,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$-	$1
Income taxes - net	$25	$5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 2016.

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

Fiscal Quarters
The three month periods ended September 25, 2016 and September 27, 2015, each contained 13 weeks.

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

Restricted Stock Units
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

On April 22, 2009 the Company's board of directors amended the 2007 Stock Purchase Plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock repurchases in the first quarter of fiscal 2017.  As of September 25, 2016, up to an additional 848,425 shares could be repurchased under the 2007 Stock Purchase Plan.

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

Stock Options:

For the three months ended September 25, 2016, and September 27, 2015, the Company recognized stock-based compensation expense related to stock options of $25 thousand and $45 thousand, respectively.  As of September 25, 2016, unamortized stock-based compensation expense related to stock options was $0.1 million.

The following table summarizes the number of shares of the Company's common stock subject to outstanding stock options:

<BTB>	Three Months Ended
<BTB>	September 25, 2016	September 27, 2015

Outstanding at beginning of year	847,556	871,798

Granted	50,000	42,786
Exercised	(315,000)	-
Forfeited/Canceled/Expired	(80,000)	-

Outstanding at end of period	502,556	914,584

Exercisable at end of period	365,406	443,028

Restricted Stock Units:

For the three months ended September 25, 2016, and September 27, 2015, the Company recognized stock-based compensation expense related to restricted stock units in the amount of $20 thousand and $0.  As of September 25, 2016, unamortized stock-based compensation expense related to restricted stock units was $0.2 million.

A summary of the status of restricted stock units as of September 25, 2016, and changes during the fiscal quarter then ended is presented below:

Number of Restricted Stock Units

Unvested at June 26, 2016	79,620
Granted	-
Vested	-
Forfeited	(43,750)
Unvested at September 25, 2016	35,870

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 25,	September 27,
	2016	2015
Loss from continuing operations	$(1,479)	$(520)
Loss from discontinued operations	(17)	(37)
Net loss available to common stockholders	$(1,496)	$(557)

BASIC:
Weighted average common shares	10,469	10,342

Loss from continuing operations per common share	$(0.14)	$(0.05)
Loss from discontinued operations per common share	-	-
Net loss per common share	$(0.14)	$(0.05)

DILUTED:
Weighted average common shares	10,469	10,342
Stock options	100	612
Weighted average common shares outstanding	10,569	10,954

Loss from continuing operations per common share	$(0.14)	$(0.05)
Loss from discontinued operations per common share	-	-
Net loss per common share	$(0.14)	$(0.05)

For the three months ended September 25, 2016, options to purchase 236,250 shares of common stock at an exercise prices ranging from $3.95 to $13.11 were excluded from the computation of diluted EPS because the options' exercise price exceeded the average market price of the common shares for the period.

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

Discontinued operations include losses from leased buildings associated with Company-owned restaurants closed in prior years.

(6)            Income Taxes

For the three months ended September 25, 2016, income tax expense represents an income tax benefit of $510 thousand calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $515 thousand related to a valuation allowance for deferred tax assets of $510 thousand and state taxes of $5 thousand.  For the three months ended September 27, 2015, income tax expense was $.03 million.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence at September 25, 2016, management determined that a valuation allowance against all of the Company's deferred tax assets accruing during the first quarter of fiscal 2017 was appropriate.  There was approximately $5.4 million of deferred tax assets at September 25, 2016.

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

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company's reportable segments for the three month periods ended September 25, 2016 and September 27, 2015 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
<BTB>	September 25,	September 27,
	2016	2015
Net sales and operating revenues:
Franchising and food and supply distribution	$10,557	$9,912
Company-owned restaurants (1)	4,899	4,624
Consolidated revenues	$15,456	$14,536

Depreciation and amortization:
Franchising and food and supply distribution	$6	$6
Company-owned restaurants (1)	687	443
Combined	693	449
Corporate administration and other	97	68
Depreciation and amortization	$790	$517

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (2)	$876	$633
Company-owned restaurants (1) (2)	(1,566)	(663)
Combined	(690)	(30)
Corporate administration and other (2)	(775)	(748)
Loss from continuing operations before taxes	$(1,465)	$(778)

Geographic information (revenues):
United States	$15,261	$14,335
Foreign countries	195	201
Consolidated total	$15,456	$14,536

(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 26, 2016, and may contain certain forward-looking statements that are based on current management expectations.  Generally, verbs in the future tense and the words "believe," "expect," "anticipate," "estimate," "intends," "opinion," "potential" and similar expressions identify forward-looking statements.  Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results.  Our actual results could differ materially from our expectations.  Further information concerning our business, including additional factors  that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 26, 2016.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the "Company" or "we,", "us" or "our") operates and franchises pizza buffet ("Buffet Units"), delivery/carry-out ("Delco Units") and express ("Express Units") restaurants domestically and internationally under the trademark "Pizza Inn" and operates domestic fast casual pizza restaurants ("Pie Five Units") under the trademarks "Pie Five Pizza Company" or "Pie Five". We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three months ended September 25, 2016:

Three Months Ended September 25, 2016
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$192	30	$4,707	31	4,899
Domestic Franchised	161	21,911	62	10,340	223	32,251
Total Domestic Units	162	$22,103	92	$15,047	254	$37,150

International Franchised	60				60

Domestic restaurants are located in 25 states predominantly situated in the southern half of the United States.  International restaurants are located in seven foreign countries.

 Basic and diluted income per common share declined $0.09 per share to a loss of $0.14 per share for the three month period ended September 25, 2016, compared to a loss of $0.05 per share in the comparable period in the prior fiscal year.  The Company had a net loss of $1.5 million for the three month period ended September 25, 2016, and net loss of $0.6 million in the comparable period in the prior fiscal year, on revenues of $15.5 million for the three month period ended September 25, 2016 compared to $14.5 million in the comparable period in the prior fiscal year.  The increase in net loss from prior year was primarily due to closed store expenses, lease termination costs and weaker sales and financial performance by Company-owned Pie Five stores.

Adjusted EBITDA for the fiscal quarter ended September 25, 2016, declined by $0.4 million compared to the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 25,	September 27,
	2016	2015
Net loss	$(1,496)	$(557)
Interest expense	-	1
Income Taxes	14	(258)
Income Taxes--Discontinued Operations	(9)	(19)
Depreciation and amortization	790	517
EBITDA	$(701)	$(316)
Stock compensation expense	45	45
Pre-opening costs	19	432
Loss on sale of assets	43	-
Impairment charges, non-operating store costs and discontinued operations	410	67
Adjusted EBITDA	$(184)	$228

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 25,	September 27,
	2016	2015
	(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$10,340	$6,712
Domestic - Company-owned	4,707	4,393
Total domestic retail sales	$15,047	$11,105

Pie Five Comparable Store Retail Sales - Total	$5,077	$5,954

Pie Five Average Units Open in Period
Domestic - Franchised	59	32
Domestic - Company-owned	31	25
Total domestic Units	90	57
Pie Five system-wide retail sales increased $3.9 million, or 35.5%, for the three month period ended September 25, 2016 when compared to the same period of the prior year.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 57 to 90.  Comparable store retail sales decreased by $0.9 million, or 14.7%, during the first quarter of fiscal 2017 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three month period ended September 25, 2016:

	Three Months Ended September 25, 2016
	Beginning			Ending
	Units	Opened	Closed	Units

Domestic - Franchised	57	6	1	62
Domestic - Company-owned	31	-	1	30
Total domestic Units	88	6	2	92

We believe that the net addition of four Pie Five Units during the first quarter of fiscal 2017 reflects continued growth in the opening of Pie Five Units as franchised stores begin to open pursuant to previously executed franchise development agreements and the Company continues to develop its own stores in the Dallas-Fort Worth, Houston, and other metropolitan areas.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 25,	September 27,
	2016	2015
Store weeks	400	327
Average weekly sales	11,764	13,297
Average number of units	31	25

Restaurant sales (excluding partial weeks)	4,705	4,348
Restaurant sales	4,707	4,393

Restaurant operating cash flow	36	627
Allocated marketing and advertising expenses	(234)	(220)
Depreciation/amortization expense	(676)	(430)
Pre-opening costs	(19)	(424)
Operations management and extraordinary expenses	(227)	(164)
Impairment, other lease charges and non-operating store costs	(385)	-
Loss from continuing operations before taxes	(1,505)	(611)

Average weekly sales for Company-owned Pie Five restaurants decreased $1,533, or 11.5%, to $11,764 for the three month period ended September 25, 2016 compared to $13,297 for the same period of prior year.  Company-owned Pie Five restaurant operating cash flow decreased $0.6 million, or 94.3%, during the first quarter of fiscal 2017 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.9 million for the three months ended September 25, 2016 compared to the same period of the prior year.  For the Pie Five Company-owned restaurants, the increase in sales was due to an increase in store count.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 25,	September 27,
	2016	2015
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$20,207	$20,269
Delco/Express - Franchised	1,704	1,959
Buffet - Company-owned	192	231
Total domestic retail sales	$22,103	$22,459

Pizza Inn Comparable Store Retail Sales - Total Domestic	$21,230	$21,194

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	94	98
Delco/Express - Franchised	63	71
Buffet - Company-owned	1	1
Total domestic Units	158	170

Total Pizza Inn domestic retail sales decreased $0.4 million, or 1.6%, for the three months ended September 25, 2016 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales increased 0.2%, for the three months ended September 25, 2016 when compared to the same period of the prior year.  Loss from continuing operations before taxes for Pizza Inn Company-owned restaurants was $61 thousand for the three months ended September 25, 2016 and $52 thousand for the three months ended September 27, 2015.

The following chart summarizes Pizza Inn restaurant activity for the three month period ended September 25, 2016:

	Three Months Ended September 25, 2016
	Beginning			Ending
	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	95	1	-	96
Delco/Express - Franchised	66	-	1	65
Buffet - Company-owned	1	-	-	1
Total domestic Units	162	1	1	162

International Units (all types)	60	-	-	60

Total Units	222	1	1	222

There was no change in the total domestic Pizza Inn units during the three months ended September 25, 2016.  The number of international Pizza Inn units continues to remain steady.

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
•
 "Adjusted EBITDA" represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to impairment, other lease charges, non-operating store costs and discontinued operations.

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
•
"Restaurant operating cash flow" represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses,  (5) impairment and other lease charges, and (6) non-operating store costs.

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

Financial Results

Revenues:

Revenues are derived from (1) sales of food, paper products and supplies from Norco to franchisees, (2) franchise royalties and franchise fees, and (3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee system-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through Norco rather than through third-party food distributors.

Total revenues for the three month period ended September 25, 2016 and for the same period in the prior fiscal year were $15.5 million and $14.5 million, respectively.  Revenue consisted of the following:

	Three Months Ended
	September 25,	September 27,
	2016	2015
Food and supply sales	$9,144	$8,639
Franchise revenue	1,413	1,273
Restaurant sales	4,899	4,624
Total revenue	$15,456	$14,536
Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 25, 2016, food and supply sales increased to $9.1 million compared to $8.6 million the same period in the prior fiscal year due primarily to a $3.3 million, or 11.4%, increase in total domestic franchisee retail sales driven by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.1 million for the three month period ended September 25, 2016 compared to the same period in the prior fiscal year.  This increase was primarily the result of higher royalties resulting from increased Pie Five franchisee retail sales.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, increased 5.9%, or $0.3 million, to $4.9 million for the three month period ended September 25, 2016, compared to $4.6 million for the comparable period in the prior year, primarily as a result of an increase store count.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $13.9 million for the three month periods ended September 25, 2016 compared to $12.4 million in September 27, 2015.  The increase in cost of sales was primarily the result of the addition of new Company-owned restaurants and increased food and supply sales by Norco.

General and Administrative Expenses

General and administrative expenses increased to $1.9 million for the three month period ended September 25, 2016 compared to $1.6 million for the quarter ended September 27, 2015.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses remained consistent at $0.9 million for the three month periods ended September 25, 2016 and September 27, 2015.

Pre-Opening Expenses

Pre-opening expenses decreased to $19 thousand for the first quarter of fiscal 2017 compared to $0.4 million for the same quarter of fiscal 2016 due primarily to a decrease in the number of Company-owned Pie Five stores under development.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company's exposure to high risk accounts receivable.  Bad debt expense decreased $50 thousand for the three month period ended September 25, 2016 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased to zero for the three month period ended September 25, 2016 as compared to $1 thousand in the comparable period in the prior fiscal year as a result of the payoff of the Company's bank credit facilities in the first quarter of fiscal 2016.

Provision for Income Tax

For the three months ended September 25, 2016, income tax expense represents an income tax benefit of $510 thousand calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $515 thousand related to recording a valuation allowance for deferred tax assets of $510 thousand and state taxes of $5 thousand.  For the three months ended September 27, 2015, income tax expense was $.03 million.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence at September 25, 2016, management determined that a valuation allowance against all of the Company's deferred tax assets accruing during the first quarter of fiscal 2017 was appropriate.  There was approximately $5.4 million of deferred tax assets at September 25, 2016.

Discontinued Operations

Discontinued operations include losses from leased buildings associated with Company-owned restaurants closed in prior years.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities increased $2.2 million to cash used of $1.5 million for the period ended September 25, 2016 compared to cash provided of $0.7 million for the three months ended September 27, 2015.  This was partially the result of an increased net loss.

Cash flows from investing activities primarily reflect capital expenditures for the purchase of Company assets.  The Company used cash of $0.2 million for the three month period ended September 25, 2016, primarily for new computer upgrades.  This compares to cash used by investing activities of $3.6 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that were under development during the period.

Cash flows from financing activities generally reflect changes in the Company's stock activity during the period.  Net cash provided by financing activities was $0.8 million for the three month periods ended September 25, 2016 and September 27, 2015.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the "2014 ATM Offering").  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through September 25, 2016, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

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

Under the Company's distribution arrangements, third party distributors are responsible for maintaining system-wide distribution inventory. As a result, inventory consists primarily of food, paper products and supplies stored in and used by Company restaurants and is stated at lower of first-in, first-out ("FIFO") or market.  The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants.  Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In the second quarter of fiscal year 2016, the Company recorded a $3.5 million valuation allowance against its net deferred tax assets. The valuation allowance was increased by $0.5 million in the third quarter of fiscal year 2016 to $4.0 million and again in the fourth quarter by $0.9 million to $4.9 million.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined that a full valuation allowance against all of the Company's deferred tax assets was appropriate.  Accordingly, management determined that a $0.5 million valuation allowance against the Company's deferred tax assets accruing during the first quarter of fiscal 2017 was appropriate.  There was approximately $5.4 million of deferred tax assets at September 25, 2016.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a "more likely than not" threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of September 25, 2016 and September 27, 2015, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company's board of directors approved a stock purchase plan (the "2007 Stock Purchase Plan") authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company's board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company's board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock repurchases in the fiscal quarter ended September 25, 2016.

The Company's ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission.  Subsequent to September 25, 2016, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated:  November 9, 2016