Form 10-Q
period 2016-12-25
RAVE RESTAURANT GROUP, INC.
filed 2017-02-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 25, 2016

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

As of February 2, 2017, 10,656,551 shares of the issuer's common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015

REVENUES:	$14,792	$15,311	$30,248	$29,847

COSTS AND EXPENSES:
Cost of sales	13,372	13,139	27,254	25,489
General and administrative expenses	2,175	1,694	4,078	3,263
Franchise expenses	984	949	1,836	1,808
Pre-opening expenses	47	304	66	736
Loss on sale of assets	656	-	699	-
Impairment of long-lived assets and other lease charges	5,197	1,010	5,366	1,010
Bad debt	298	128	351	231
Interest expense	2	2	2	3
Total costs and expenses	22,731	17,226	39,652	32,540

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(7,939)	(1,915)	(9,404)	(2,693)
Income tax expense	5	2,892	19	2,634
LOSS FROM CONTINUING OPERATIONS	(7,944)	(4,807)	(9,423)	(5,327)

Income (loss) from discontinued operations, net of taxes	19	(23)	2	(60)
NET LOSS	$(7,925)	$(4,830)	$(9,421)	$(5,387)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.75)	$(0.47)	$(0.89)	$(0.52)
Income (loss) from discontinued operations	0.01	-	-	-
Net loss	$(0.74)	$(0.47)	$(0.89)	$(0.52)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.74)	$(0.45)	$(0.89)	$(0.50)
Income (loss) from discontinued operations	$-	-	-	-
Net loss	$(0.74)	$(0.45)	$(0.89)	$(0.50)

Weighted average common shares outstanding - basic	10,657	10,314	10,575	10,310

Weighted average common and
potential dilutive common shares outstanding	10,681	10,770	10,638	10,859

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 25,	June 26,
ASSETS	2016 (unaudited)	2016

CURRENT ASSETS
Cash and cash equivalents	$1,098	1,104
Accounts receivable, less allowance for bad debts
accounts of $551 and $198, respectively	2,430	2,780
Notes receivable	120	167
Inventories	199	197
Income tax receivable	194	194
Property held for sale	327	-
Prepaid expenses and other	264	430
Total current assets	4,632	4,872

LONG-TERM ASSETS
Property, plant and equipment, net	5,839	12,979
Long-term notes receivable	328	382
Deposits and other	230	272
Total assets	$11,029	$18,505

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$4,495	3,815
Short-term debt	1,000	-
Accrued expenses	1,104	1,220
Deferred rent	120	160
Deferred revenues	128	304
Total current liabilities	6,847	5,499

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,497	1,710
Deferred revenues, net of current portion	1,370	1,440
Other long-term liabilities	437	453
Total liabilities	10,151	9,102

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,775,951 and 17,460,951 shares, respectively;
outstanding 10,656,551 and 10,341,551 shares, respectively	178	175
Additional paid-in capital	26,671	25,778
Retained earnings (Accumulated Deficit)	(1,335)	8,086
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	878	9,403
	$11,029	$18,505

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 25,	December 27,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,421)	$(5,387)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	1,539	1,118
Impairment of long-lived assets	4,773	1,010
Stock compensation expense	90	90
Deferred income taxes	-	2,593
Loss on sale/disposal of assets	699	2
Provision for bad debt	351	231
Changes in operating assets and liabilities:
Notes and accounts receivable	100	214
Inventories	(2)	(54)
Accounts payable - trade	680	1,257
Accrued expenses	(132)	(328)
Deferred rent	(253)	426
Deferred revenue	(246)	165
Prepaid expenses and other	182	136
Cash (used in) provided by operating activities	(1,640)	1,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	45	14
Capital expenditures	(217)	(6,471)
Cash used in investing activities	(172)	(6,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	773
Proceeds from stock options	806	-
Net change in debt	1,000	-
Cash provided by financing activities	1,806	773

Net decrease in cash and cash equivalents	(6)	(4,211)
Cash and cash equivalents, beginning of period	1,104	5,958
Cash and cash equivalents, end of period	$1,098	$1,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$-	$1
Income taxes - net	$25	$5

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

Fiscal Quarters
The three and six month periods ended December 25, 2016 and December 27, 2015, each contained 13 weeks and 26 weeks, respectively.

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

On April 22, 2009, the Company's board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares.  As of December 25, 2016, up to an additional 848,425 shares could be purchased under the plan.

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

(3)           Stock-Based Compensation

                Stock Options

For the three months ended December 25, 2016, and December 27, 2015, the Company recognized stock-based compensation expense related to stock options of $25,000 and $45,000, respectively.  For the six month periods ended December 25, 2016, and December 27, 2015, the Company recognized stock-based compensation expense related to stock options of $50,000 and $90,000, respectively.  As of December 25, 2016, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the number of shares of the Company's common stock subject to outstanding stock options:

<BTB>	Six Months Ended
<BTB>	December 25, 2016	December 27, 2015

Outstanding at beginning of year	$847,556	871,798

Granted	50,000	42,786
Exercised	(315,000)	-
Forfeited/Canceled/Expired	(80,000)	-

Outstanding at end of period	502,556	914,584

Exercisable at end of period	365,406	551,028

Restricted Stock Units

For the three months ended December 25, 2016 and December 27, 2015, the Company recognized stock-based compensation expense related to restricted stock units in the amount of $20,000 and $0, respectively.  For the six months ended December 25, 2016 and December 27, 2015, the Company recognized stock-based compensation expense related to restricted stock units in the amount of $40,000 and $0, respectively.  As of December 25, 2016, unamortized stock-based compensation expense related to restricted stock units was $0.5 million.

A summary of the staus of restricted stock units as of December 25, 2016, and changes during the six months then ended is presented below:

Number of Restricted Stock Units

Unvested at June 26, 2016	$79,620
Granted	236,310
Vested	-
Forfeited	(43,750)
Unvested at December 25, 2016	272,180

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Loss from continuing operations	$(7,944)	$(4,807)	$(9,423)	$(5,327)
Income (loss) from discontinued operations	19	(23)	2	(60)
Net loss available to common stockholders	$(7,925)	$(4,830)	$(9,421)	$(5,387)

BASIC:
Weighted average common shares	10,657	10,314	10,575	10,310

Loss from continuing operations per common share	$(0.75)	$(0.47)	$(0.89)	$(0.52)
Loss from discontinued operations per common share	0.01	-	-	-
Net loss per common share	$(0.74)	$(0.47)	$(0.89)	$(0.52)

DILUTED:
Weighted average common shares	10,657	10,314	10,575	10,310
Stock options	24	456	63	549
Weighted average common shares outstanding	10,681	10,770	10,638	10,859

Loss from continuing operations per common share	$(0.74)	$(0.45)	$(0.89)	$(0.50)
Loss from discontinued operations per common share	-	-	-	-
Net loss per common share	$(0.74)	$(0.45)	$(0.89)	$(0.50)

For the three months ended December 25, 2016, options to purchase 331,250 shares of common stock at exercise prices ranging from $2.71 to $13.11 per share were excluded from the computation of diluted EPS because the options' exercise price exceeded the average market price of the common shares for the period.

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

Discontinued operations includes income/loss from a leased building associated with a Company-owned restaurant closed in a prior year.

(6)           Income Taxes

For the three months ended December 25, 2016, income tax expense represents an income tax benefit of $2.7 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $2.7 million related to a valuation allowance for deferred tax assets of $2.7 million and state taxes of $5,000.  For the three months ended December 27, 2015, income tax expense was $2.9 million.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence at December 25, 2016, management determined that a valuation allowance against all of the Company's deferred tax assets accruing during the second quarter of fiscal 2017 was appropriate.  There was approximately $8.2 million of deferred tax assets at December 25, 2016.

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

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP ("Newcastle"), evidenced by a Promissory Note.  The loan bears interest at 10% per annum and is due and payable on April 30, 2017.  Newcastle is an affiliate of the Company's Chairman, Mark E. Schwarz.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company's reportable segments for the three and six month periods ended December 25, 2016 and December 27, 2015 (in thousands).  Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
<BTB>	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Net sales and operating revenues:
Franchising and food and supply distribution	$10,565	$10,227	$21,122	$20,139
Company-owned restaurants (1)	4,227	5,084	9,126	9,708
Consolidated revenues	$14,792	$15,311	$30,248	$29,847

Depreciation and amortization:
Franchising and food and supply distribution	$3	$6	$9	$12
Company-owned restaurants (1)	639	575	1,326	1,018
Combined	642	581	1,335	1,030
Corporate administration and other	107	20	204	88
Depreciation and amortization	$749	$601	$1,539	$1,118

Loss from continuing operations before taxes:
Franchising and food and supply distribution (2)	$583	$895	$1,459	$1,528
Company-owned restaurants (1) (2)	(1,271)	(1,057)	(2,668)	(1,720)
Combined	(688)	(162)	(1,209)	(192)
Impairment of long-lived assets and other lease charges	(5,197)	(1,010)	(5,366)	(1,010)
Corporate administration and other (2)	(2,054)	(743)	(2,829)	(1,491)
Loss from continuing operations before taxes	$(7,939)	$(1,915)	$(9,404)	$(2,693)

Geographic information (revenues):
United States	$14,686	$15,122	$29,947	$29,457
Foreign countries	106	189	301	390
Consolidated total	$14,792	$15,311	$30,248	$29,847


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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the "Company" or "we,", "us" or "our") operates and franchises pizza buffet ("Buffet Units"), delivery/carry-out ("Delco Units") and express ("Express Units") restaurants domestically and internationally under the trademark "Pizza Inn" and operates and franchises domestic fast casual pizza restaurants ("Pie Five Units") under the trademarks "Pie Five Pizza Company" or "Pie Five". We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company ("Norco") division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and six month periods ended December 25, 2016:

Three Months Ended December 25, 2016
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$167	29	$4,060	30	$4,227
Domestic Franchised	160	21,460	70	10,161	230	31,621
Total Domestic Units	161	$21,627	99	$14,221	260	$35,848

International Franchised	60		-		60

Six Months Ended December 25, 2016
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$359	29	$8,767	30	$9,126
Domestic Franchised	160	43,371	70	20,501	230	63,872
Total Domestic Units	161	$43,730	99	$29,268	260	$72,998

International Franchised	60		-		60

Domestic restaurants are located in 26 states predominantly situated in the southern half of the United States.  International restaurants are located in seven foreign countries.

 Basic and diluted loss per common share decreased $0.27 and $0.29 per share, respectively, to a loss of $0.74 per share for the three month period ended December 25, 2016, compared to a loss of $0.47 and $0.45 per share, respectively, in the comparable period in the prior fiscal year.  The Company had a net loss of $7.9 million for the three month period ended December 25, 2016, and net loss of $4.8 million in the comparable period in the prior fiscal year, on revenues of $14.8 million for the three month period ended December 25, 2016 compared to $15.3 million in the comparable period in the prior fiscal year.  Basic and diluted income per common share decreased $0.37 and $0.39 per share, respectively, to a loss of $0.89 per share for the six month period ended December 25, 2016, compared to a loss of $0.52 and $0.50 per share, respectively, in the comparable period in the prior fiscal year.  The Company had a net loss of $9.4 million for the six month period ended December 25, 2016, and net loss of $5.4 million in the comparable period in the prior fiscal year, on revenues of $30.2 million for the six month period ended December 25, 2016 compared to $29.8 million in the comparable period in the prior fiscal year.  The year to date increase in net loss from prior year was primarily due to increased impairments and other lease charges of $3.7 million and $0.7 million of losses from the sale of assets.

Adjusted EBITDA for the fiscal quarter ended December 25, 2016, decreased to a loss of $1.2 million compared to a gain of $61,000 for the same period of the prior fiscal year.  Year-to-date adjusted EBITDA decreased to a $1.4 million loss compared to a gain of $0.3 million the prior fiscal year.  The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Net loss	$(7,925)	$(4,830)	$(9,421)	$(5,387)
Interest expense	2	2	2	3
Income Taxes	5	2,892	19	2,634
Income Taxes--Discontinued Operations	-	(12)	(9)	(31)
Depreciation and amortization	749	601	1,539	1,118
EBITDA	$(7,169)	$(1,347)	$(7,870)	$(1,663)
Stock compensation expense	45	45	90	90
Pre-opening costs	47	304	66	736
Loss on sale/disposal of assets	656	-	699	-
Impairment charges, non-operating store costs and discontinued operations	5,242	1,059	5,652	1,126
Adjusted EBITDA	$(1,179)	$61	$(1,363)	$289

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$10,161	$8,091	$20,501	$14,803
Domestic - Company-owned	4,060	4,876	8,767	9,269
Total domestic retail sales	$14,221	$12,967	$29,268	$24,072

Pie Five Comparable Store Retail Sales - Total	$5,667	$6,859	$10,744	$12,813

Pie Five Average Units Open in Period
Domestic - Franchised	67	42	63	37
Domestic - Company-owned	30	32	30	29
Total domestic Units	97	74	93	66

Pie Five system-wide retail sales increased $1.3 million, or 9.7%, for the three month period ended December 25, 2016 when compared to the same period of the prior year.  Compared to the same fiscal quarter of the prior year, average units open in the period increased from 74 to 97.  Comparable store retail sales decreased by $1.2 million, or 17.4%, during the second quarter of fiscal 2017 compared to the same period of the prior year.

Pie Five system-wide retail sales increased $5.2 million, or 21.6%, for the six month period ended December 25, 2016 when compared to the same period of the prior year.   Year-to-date fiscal 2017 compared to the year-to-date of the prior year, average units open in the period increased from 66 to 93.  Comparable store retail sales decreased by $2.1 million, or 16.1%, during the first six months fiscal 2017 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three and six month periods ended December 25, 2016:

	Three Months Ended December 25, 2016				Six Months Ended December 25, 2016
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units

Domestic - Franchised	62	8	-	70	57	14	1	70
Domestic - Company-owned	30	-	1	29	31	-	2	29
Total domestic Units	92	8	1	99	88	14	3	99

We believe that the net addition of seven Pie Five Units during the second quarter of fiscal 2017 reflects the continued but moderating growth in the opening of Pie Five Units as franchised stores open pursuant to previously executed franchise development agreements.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Store weeks	386	414	786	741
Average weekly sales	10,517	11,725	11,151	12,418
Average number of units	30	32	30	29

Restaurant sales (excluding partial weeks)	4,060	4,854	8,765	9,202
Restaurant sales	4,060	4,876	8,767	9,269

Restaurant operating cash flow	(56)	241	(20)	868
Allocated marketing and advertising expenses	(204)	(243)	(438)	(463)
Depreciation/amortization expense	(628)	(568)	(1,304)	(998)
Pre-opening costs	(47)	(264)	(66)	(688)
Operations management and extraordinary expenses	(213)	(172)	(440)	(336)
Impairment, other lease charges and non-operating store costs	(5,121)	(1,010)	(5,506)	(1,010)
Loss from continuing operations before taxes	(6,269)	(2,016)	(7,774)	(2,627)

Average weekly sales for Company-owned Pie Five restaurants decreased $1,208, or 10.3%, to $10,517 for the three month period ended December 25, 2016 compared to $11,725 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased by $0.3 million during the second quarter of fiscal 2017 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $4.3 million to a loss of $6.3 million for the three months ended December 25, 2016 compared to a loss of $2.0 million the same period of the prior year.

Average weekly sales for Company-owned Pie Five restaurants decreased $1,267, or 10.2%, to $11,151 for the six month period ended December 25, 2016 compared to $12,418 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.9 million to near break-even for the first six months of fiscal 2017 compared to $0.9 million the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores increased $5.2 million to a loss of $7.8 million for the first six months of fiscal 2017 compared to a loss of $2.6 million for the same period of the prior year.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$19,802	$19,486	$40,009	$39,755
Delco/Express - Franchised	1,658	1,842	3,362	3,801
Buffet - Company-owned	167	208	359	439
Total domestic retail sales	$21,627	$21,536	$43,730	$43,995

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,288	$20,538	$41,062	$41,269

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	95	96	95	97
Delco/Express - Franchised	64	69	11	70
Buffet - Company-owned	1	1	53	1
Total domestic Units	160	166	159	168

Total Pizza Inn domestic retail sales increased $0.1 million, or 0.4%, for the three months ended December 25, 2016 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 1.2%, for the three months ended December 25, 2016 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $0.3 million, or 0.6%, for the six months ended December 25, 2016 when compared to the same period of the prior year.  Pizza Inn domestic comparable store retail sales decreased 0.5%, for the six months ended December 25, 2016 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn restaurant activity for the three and six month periods ended December 25, 2016:

	Three Months Ended December 25, 2016				Six Months Ended December 25, 2016
	Beginning			Ending	Beginning			Ending
	Units	Opened	Closed	Units	Units	Opened	Closed	Units
Domestic Units
Buffet - Franchised	94	1	1	94	93	2	1	94
Delco/Express - Franchised	67	1	2	66	68	1	3	66
Buffet - Company-owned	1	-	-	1	1	-	-	1
Total domestic Units	162	2	3	161	162	3	4	161

International Units (all types)	60	-	-	60	60	-	-	60

Total Units	222	2	3	221	222	3	4	221

There was a net decrease of one domestic Pizza Inn units during the three and six months ended December 25, 2016.  We believe this represents a stabilizing of store count from the recent trend of modest domestic store closures.  The number of international Pizza Inn units continues to remain steady.

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

Total revenues for the three month period ended December 25, 2016 and for the same period in the prior fiscal year were $14.8 million and $15.3 million, respectively.  Total revenues for the six month period ended December 25, 2016 and for the same period in the prior fiscal year were $30.2 million and $29.8 million, respectively.  Revenue consisted of the following:

	Three Months Ended		Six Months Ended
	December 25,	December 27,	December 25,	December 27,
	2016	2015	2016	2015
Food and supply sales	$9,120	$8,785	$18,264	$17,424
Franchise revenue	1,445	1,442	2,858	2,715
Restaurant sales	4,227	5,084	9,126	9,708
Total revenue	$14,792	$15,311	$30,248	$29,847

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended December 25, 2016, food and supply sales increased to $9.1 million compared to $8.8 million the same period in the prior fiscal year due primarily to a $1.3 million, or 3.9%, increase in total domestic retail sales.  For the six month period ended December 25, 2016, food and supply sales increased to $18.3 million compared to $17.4 million the same period in the prior fiscal year due primarily to a $4.9 million, or 7.2%, increase in total domestic retail sales driven by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $3,000 and $143,000 for the three and six month periods ended December 25, 2016, respectively, when compared to the same period in the prior fiscal year.  These increases were the result of higher royalties resulting from increased Pie Five franchisee retail sales and were partially offset by a decrease in franchise fees related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 16.9%, or $0.9 million, to $4.2 million for the three month period ended December 25, 2016, compared to $5.1 million for the comparable period in the prior year.  Restaurant sales decreased 6.0%, or $0.6 million, to $9.1 million for the six month period ended December 25, 2016, compared to $9.7 million for the comparable period in the prior year.  These decreases were primarily due to store closings and lower comparable store retail sales.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, increased to $13.4 million for the three month period ended December 25, 2016 compared to $13.1 million in the three month period ended December 27, 2015.  Cost of sales increased to $27.3 million for the six month period ended December 25, 2016 compared to $25.5 million in the comparable period in the prior year.  The increases in costs were primarily the result of increased food and supply sales by Norco.

General and Administrative Expenses

General and administrative expenses increased to $2.2 million for the three month period ended December 25, 2016 compared to $1.7 million for the quarter ended December 27, 2015, primarily due to recruiting fees for new CEO and increased legal fees.  General and administrative expenses increased to $4.1 million for the six month period ended December 25, 2016 compared to $3.3 million for the six months ended December 27, 2015.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased marginally for the three and six month periods ended December 25, 2016 compared to the same periods of the prior year

Pre-Opening Expenses

Pre-opening expenses decreased $0.3 million and $0.7 million for the three and six month periods ended December 25, 2016 compared to the same periods of fiscal 2016.  These decreases were due primarily to a fewer number of Company-owned Pie Five stores under development.

Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to their carrying values. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company has tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $4.8 million related to the carrying value of 14 Pie Five restaurants and one Pizza Inn restaurant and $0.4 million in other lease termination expenses for the three month period ended December 25, 2016.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company's exposure to high risk accounts receivable.  Bad debt expense increased to $0.3 million for the three month period ended December 25, 2016 as compared to $0.1 million in the comparable period in the prior fiscal year.  Bad debt expense increased to $0.4 million for the six month period ended December 25, 2016 as compared to $0.2 million in the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained consistent at $2,000 for the three month period ended December 25, 2016 as compared to the comparable period in the prior fiscal year.  Interest expense decreased $1,000 for the six month period ended December 25, 2016 as compared to the comparable period in the prior fiscal year.

Provision for Income Tax

For the three months ended December 25, 2016, income tax expense represents an income tax benefit of $2.7 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $2.7 million related to a valuation allowance for deferred tax assets of $2.7 million and state taxes of $5,000.  For the three and six month periods ended December 27, 2015, income tax expense was $2.9 million and $2.6 million, respectively, as the result of taking a $3.5 million valuation allowance for deferred tax assets.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a "more likely than not" standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent cumulative losses. Future sources of taxable income are also considered in determining the amount of any recorded valuation allowance.  Based on the Company's review of this evidence at December 25, 2016, management determined that a valuation allowance against all of the Company's deferred tax assets accruing during the second quarter of fiscal 2017 was appropriate.  There was an aggregate of $8.2 million of deferred tax assets at December 25, 2016.

Discontinued Operations

Discontinued operations includes income/loss from a leased building associated with a Company-owned restaurant closed in a prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash provided by operating activities decreased $3.1 million to cash used of $1.6 million for the six months ended December 25, 2016 compared to cash provided of $1.5 million for the six months ended December 27, 2015.

Cash flows from investing activities reflects capital expenditures for the purchase of Company assets net of the proceeds of sales of any Company assets.  The Company used cash of $0.1 million for the six month period ended December 25, 2016, primarily for a new Company-owned Pie Five restaurant partially offset by small sales of assets.  This compares to cash used by investing activities of $6.5 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period.  Net cash provided by financing activities was $1.8 million and $0.7 million for the six month periods ended December 25, 2016 and December 27, 2015, respectively, which reflected proceeds from stock options and borrowings in the current year versus proceeds from the sale of stock in the prior year.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the "2014 ATM Offering").  On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000.  The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through December 25, 2016, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP ("Newcastle"), evidenced by a Promissory Note.  The loan bears interest at 10% per annum and is due and payable on April 30, 2017.  Newcastle is an affiliate of the Company's Chairman, Mark E. Schwarz.

On December 22, 2016, the board of directors of the Company approved a proposed rights offering to its existing shareholders and, in connection therewith, declared a dividend of subscription rights ("Rights") to holders of record of its common stock as of December 21, 2016, to purchase 4% Convertible Senior Notes due 2022, par $100 ("Notes").  Shareholders were issued 0.2817% of a Right per share of the common stock held on the record date (i.e., one Right for each 355 shares); provided, however, that the number of Rights was rounded to the nearest whole number and no fractional Rights were issued. Each whole Right entitles the holder to purchase one Note at the par value of $100 each. The Notes will be convertible into shares of common stock at a conversion price of $2.00 per share (i.e., 50 shares of common stock per Note).  The subscription rights are presently exercisable through February 13, 2017, which date may be extended up to 30 days at the discretion of the Company.  The rights offering is subject to exercise of Rights for a minimum of $1,000,000 and a maximum of $3,000,000 in principal amount of the Notes.  The net proceeds of the rights offering are intended to be used to repay the loan from Newcastle, to fund continued restaurant development activity and to provide working capital for general corporate purposes.

Management believes the cash on hand combined with cash from operations, proceeds from the 2014 ATM Offering and proceeds from the rights offering will be sufficient to fund operations for the next 12 months.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a "more likely than not" threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of December 25, 2016 and December 27, 2015, the Company had no uncertain tax positions.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the "2007 Stock Purchase Plan") authorizing the purchase of up to 1,016,000 shares of the Company's common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company's board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares.  On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares.  The 2007 Stock Purchase Plan does not have an expiration date.  There were no stock purchases in the three months ending December 25, 2016.

The Company's ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission.  Subsequent to December 25, 2016, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

10.1
Promissory Note dated December 22, 2016, payable by Rave Restaurant Group, Inc. to Newcastle Partners, LP (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed December 22, 2016).

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

By: /s/ Scott Crane
Scott Crane
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer
(Principal Financial Officer)

Dated:  February 8, 2017