Form 10-Q
period 2017-03-26
RAVE RESTAURANT GROUP, INC.
filed 2017-05-10
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 2017

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

(469) 384-5000

(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

 Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2017, 10,656,551 shares of the issuer’s common stock were outstanding.

2

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016

REVENUES:	$ 14,081	$ 15,262	$ 44,329	$ 45,109

COSTS AND EXPENSES:
Cost of sales	12,644	13,770	39,898	39,259
General and administrative expenses	2,141	1,885	6,219	5,148
Franchise expenses	893	924	2,729	2,732
Pre-opening expenses	29	115	95	851
Loss on sale of assets	345	-	1,044	-
Impairment of long-lived assets and other lease charges	(123)	(165)	5,243	845
Bad debt	72	(80)	423	151
Interest expense	37	1	39	4
Total costs and expenses	16,038	16,450	55,690	48,990

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,957)	(1,188)	(11,361)	(3,881)
Income tax expense	5	3	24	2,637
LOSS FROM CONTINUING OPERATIONS	(1,962)	(1,191)	(11,385)	(6,518)

Income (loss) from discontinued operations, net of taxes	-	(39)	2	(99)
NET LOSS	$ (1,962)	$ (1,230)	$ (11,383)	$ (6,617)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.63)
Income (loss) from discontinued operations	-	-	-	(0.01)
Net loss	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.64)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.63)
Income (loss) from discontinued operations	-	-	-	(0.01)
Net loss	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.64)

Weighted average common shares outstanding - basic	10,657	10,315	10,602	10,312

Weighted average common and
potential dilutive common shares outstanding	10,657	10,315	10,602	10,312

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 26,	June 26,
ASSETS	2017 (unaudited)	2016

CURRENT ASSETS
Cash and cash equivalents	$2,373	873
Accounts receivable, less allowance for bad debts
accounts of $471 and $198, respectively	2,576	2,780
Notes receivable	85	167
Inventories	132	197
Income tax receivable	194	194
Property held for sale	811	-
Prepaid expenses and other	727	430
Total current assets	6,898	4,641

LONG-TERM ASSETS
Property, plant and equipment, net	4,427	12,979
Long-term notes receivable	206	382
Deposits and other	463	503
Total assets	$11,994	$18,505

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$4,327	3,815
Short-term debt	1,000	-
Accrued expenses	1,331	1,220
Deferred rent	192	160
Deferred revenues	386	304
Total current liabilities	7,236	5,499

LONG-TERM LIABILITIES
Convertible notes	2,758	-
Deferred rent, net of current portion	1,511	1,710
Deferred revenues, net of current portion	1,375	1,440
Other long-term liabilities	21	453
Total liabilities	12,901	9,102

COMMITMENTS AND CONTINGENCIES (See Note 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,775,951 and 17,460,951 shares, respectively;
outstanding 10,656,551 and 10,341,551 shares, respectively	178	175
Additional paid-in capital	26,848	25,778
Retained earnings (accumulated deficit)	(3,297)	8,086
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity	(907)	9,403
	$11,994	$18,505

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 26,	March 27,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,383)	$(6,617)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation and amortization	2,117	1,955
Impairment of long-lived assets	4,773	845
Stock compensation expense	143	135
Deferred income taxes	—	2,593
Loss on sale/disposal of assets	1,044	1
Provision for bad debt	423	151
Changes in operating assets and liabilities:
Notes and accounts receivable	39	842
Inventories	65	(60)
Accounts payable - trade	512	1,241
Accrued expenses	(321)	794
Deferred rent	(167)	(97)
Deferred revenue	17	—
Prepaid expenses and other	(294)	360
Cash (used in) provided by operating activities	(3,032)	2,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	102	14
Capital expenditures	(258)	(7,624)
Cash used in investing activities	(156)	(7,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	768
Proceeds from stock options	806	7
Proceeds from issuance of convertible notes	2,882	—
Net change in short-term debt	1,000	—
Cash provided by financing activities	4,688	775

Net increase (decrease) in cash and cash equivalents	1,500	(4,692)
Cash and cash equivalents, beginning of period	873	5,727
Cash and cash equivalents, end of period	$2,373	$1,035


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAYMENTS FOR:

Interest	$25	$1
Income taxes - net	$29	$—

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

Fiscal Quarters

The three and nine month periods ended March 26, 2017 and March 27, 2016, each contained 13 weeks and 39 weeks, respectively.

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

Reclassification

Certain items have been reclassified in the prior year financial statements to conform to current year presentation.

(2)	Convertible Notes

On March 3, 2017, the Company approved a proposed rights offering to its existing shareholders and, in connection therewith, declared a dividend of subscription rights ("Rights") to holders of record of its common stock as of December 21, 2016, to purchase 4% Convertible Senior Notes due 2022, par $100 ("Notes"). Shareholders were issued 0.2817% of a Right per share of the common stock held on the record date (i.e., one Right for each 355 shares); provided, however, that the number of Rights was rounded to the nearest whole number and no fractional Rights were issued. Each whole Right entitled the holder to purchase one Note at the par value of $100 each. The Notes are convertible into shares of common stock at a conversion price of $2.00 per share (i.e., 50 shares of common stock per Note). The rights offering was completed on March 3, 2017. Shareholders exercised subscription rights to purchase all 30,000 of the Company’s Notes offered at the par value of $100 per convertible note, resulting in gross offering proceeds to the Company of $3.0 million.

The Notes have been issued in book-entry form represented by a permanent global certificate deposited with The Depository Trust Company (“DTC”). Beneficial interests in the convertible notes will be shown on, and transfers will be effected through, records maintained by DTC. The convertible notes are not listed for trading on any exchange but are DTC-eligible for over-the-counter trading.

The Notes bear interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest is payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes mature on February 15, 2022, at which time all principal and unpaid interest will be payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes are secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries.

Noteholders may convert their notes to common stock effective February 15, May 15, August 15 and November 15 of each year, unless the Company sooner elects to redeem the notes. The conversion price is $2.00 per common share of stock. Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The Company determined that the notes contained a beneficial conversion feature of $0.1 million since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued. The beneficial conversion feature and the issuance costs of the notes aggregated $0.2 million and are considered a debt discount and are accreted into interest expense using the effective interest method over the debt maturity period. As of March 27, 2016, the debt discount balance was $0.2 million. For the three months ended March 27, 2016, accreted interest expense was $3 thousand.

(3)	Commitments and Contingencies

On April 22, 2009, the Company’s board of directors amended the stock purchase plan first adopted on May 23, 2007, and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase to a total of 3,016,000 shares. As of March 26, 2017, up to an additional 848,425 shares could be purchased under the plan.

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

(4)	Impairment and other lease charges

The Company reviews on a quarterly basis its long-lived assets for impairment and the estimated lease obligations for closed stores or abandoned sites. The Company determined there were recoveries to prior lease termination charges of $0.1 million and $0.2 million for the fiscal quarters ended March 26, 2017 and March 27, 2016 as a result of negotiated settlements with landlords. For the nine months ended March 26, 2017, the Company recognized impairment charges of $4.7 million related to 14 underperforming Company-owned Pie Five locations, nine of which were closed during the third quarter. Additionally, the Company recognized lease termination expenses of $0.5 million attributable to previously executed leases for 16 locations no longer deemed desirable for future development of Company-owned Pie Five units. For the nine months ended March 27, 2016, the Company recognized impairment and lease termination charges of $0.8 million related to three underperforming Company-owned Pie Five units.

(5)       Stock-Based Compensation

Stock Options

For the three months ended March 26, 2017, and March 27, 2016, the Company recognized stock-based compensation expense related to stock options of $20,000 and $45,000, respectively. For the nine month periods ended March 26, 2017, and March 27, 2016, the Company recognized stock-based compensation expense related to stock options of $70,000 and $135,000, respectively. As of March 26, 2017, unamortized stock-based compensation expense was $0.1 million.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
<	March 26, 2017	March 27, 2016

Outstanding at beginning of year	847,556	871,798

Granted	50,000	42,786
Exercised	(315,000)	(3,000)
Forfeited/Canceled/Expired	(104,500)	(39,111)

Outstanding at end of period	478,056	872,473

Exercisable at end of period	358,056	563,537

Restricted Stock Units

For the three months ended March 26, 2017 and March 27, 2016, the Company recognized stock-based compensation expense related to restricted stock units in the amount of $33,000 and $0, respectively. For the nine months ended March 26, 2017 and March 27, 2016, the Company recognized stock-based compensation expense related to restricted stock units in the amount of $73,000 and $0, respectively. As of March 26, 2017, unamortized stock-based compensation expense related to restricted stock units was $0.5 million.

A summary of the staus of restricted stock units as of March 26, 2017, and changes during the nine months then ended is presented below:

Number of Restricted Stock Units

Unvested at June 26, 2016	79,620
Granted	536,310
Vested	-
Forfeited	(123,030)
Unvested at March 26, 2017	492,900

(6)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
Loss from continuing operations	$ (1,962)	$ (1,191)	$ (11,385)	$ (6,518)
Income (loss) from discontinued operations	-	(39)	2	(99)
Net loss available to common stockholders	$ (1,962)	$ (1,230)	$ (11,383)	$ (6,617)

BASIC:
Weighted average common shares	10,657	10,315	10,602	10,312

Loss from continuing operations per common share	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.63)
Income (loss) from discontinued operations per common share	-	-	-	(0.01)
Net loss per common share	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.64)

DILUTED:
Weighted average common shares	10,657	10,315	10,602	10,312
Stock options	-	-	-	-
Weighted average common shares outstanding	10,657	10,315	10,602	10,312

Loss from continuing operations per common share	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.63)
Income (loss) from discontinued operations per common share	-	-	-	(0.01)
Net loss per common share	$ (0.18)	$ (0.12)	$ (1.07)	$ (0.64)

For the three and nine months ended March 26, 2017, options to purchase 358,056 shares of common stock were excluded from the computation of diluted EPS because they would have an anti-dilutive effect due to the net losses incurred. For the three and nine months ended March 25, 2016, options to purchase 563,537 were excluded for the same reason.

(7)       Closed restaurants and discontinued operations

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

Discontinued operations included income/loss from a leased building associated with a Company-owned restaurant closed in a prior year.

(8)       Income Taxes

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

Accounting Standards Update No. 2105-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, issued on November 20, 2015, eliminates the requirement for entities that present a classified statement of financial position to classify deferred tax assets and liabilities as current and noncurrent, and instead required that they classify all deferred tax assets and liabilities as noncurrent. The Company is making an early adoption of this accounting standard on a prospective basis.

For the three months ended March 26, 2017, income tax expense of $5 thousand represents an income tax benefit of $0.5 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $0.5 million related to a valuation allowance for deferred tax assets and state taxes of $5 thousand.  For the three months ended March 27, 2016, income tax expense was $3 thousand.

For the nine months ended March 26, 2017, income tax expense represents an income tax benefit of $3.9 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $3.9 million related to recording a valuation allowance for deferred tax assets of $3.9 million and state taxes of $24 thousand. For the nine months ended March 27, 2016, income tax expense was $2.6 million.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent cumulative losses. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 26, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at March 26, 2017 was appropriate. There was approximately $8.7 million of deferred tax assets at March 26, 2017.

(9)       Related Party Transactions

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

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP ("Newcastle"), evidenced by a Promissory Note. The loan bears interest at 10% per annum and was originally due and payable on April 30, 2017. On May 8, 2017, the Company renewed and extended the Promissory Note on the same terms until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. Newcastle is an affiliate of the Company's Chairman, Mark E. Schwarz.

(10)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three and nine month periods ended March 26, 2017 and March 27, 2016 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
Net sales and operating revenues:
Franchising and food and supply distribution	$ 10,042	$ 9,756	$ 31,164	$ 29,895
Company-owned restaurants	4,039	5,506	13,165	15,214
Consolidated revenues	$ 14,081	$ 15,262	$ 44,329	$ 45,109

Depreciation and amortization:
Franchising and food and supply distribution	$ 2	$ 6	$ 11	$ 18
Company-owned restaurants	436	760	1,762	1,778
Combined	438	766	1,773	1,796
Corporate administration and other	140	71	344	159
Depreciation and amortization	$ 578	$ 837	$ 2,117	$ 1,955

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (1)	$ 484	$ 550	$ 1,944	$ 2,061
Company-owned restaurants (1)	(1,039)	(1,192)	(9,074)	(3,905)
Combined	(555)	(642)	(7,130)	(1,844)
Corporate administration and other (1)	(1,402)	(546)	(4,231)	(2,037)
Loss from continuing operations before taxes	$ (1,957)	$ (1,188)	$ (11,361)	$ (3,881)

Geographic information (revenues):
United States	$ 13,955	$ 15,228	$ 43,902	$ 44,685
Foreign countries	126	34	427	424
Consolidated total	$ 14,081	$ 15,262	$ 44,329	$ 45,109
<

         (1) Portions of corporate administration and other have been allocated to segments

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

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates and franchises domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and nine month periods ended March 26, 2017:

Three Months Ended March 26, 2017
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$ 162	20	$ 3,877	21	$ 4,039
Domestic Franchised	158	21,954	66	10,456	224	32,410
Total Domestic Units	159	$ 22,116	86	$ 14,333	245	$ 36,449

International Franchised	60		-		60

Nine Months Ended March 26, 2017
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	1	$ 521	20	$ 12,644	21	$ 13,165
Domestic Franchised	158	65,325	66	30,957	224	96,282
Total Domestic Units	159	$ 65,846	86	$ 43,601	245	$ 109,447

International Franchised	60		-		60

Domestic restaurants are located in 29 states predominantly situated in the southern half of the United States. International restaurants are located in seven foreign countries.

Basic and diluted loss per common share decreased $0.06 per share, to a loss of $0.18 per share for the three month period ended March 26, 2017, compared to a loss of $0.12 per share, in the comparable period in the prior fiscal year. The Company had a net loss of $2.0 million for the three month period ended March 26, 2017, and net loss of $1.2 million in the comparable period in the prior fiscal year, on revenues of $14.1 million for the three month period ended March 26, 2017 compared to $15.3 million in the comparable period in the prior fiscal year. Basic and diluted loss per common share increased $0.43 per share, to a loss of $1.07 per share for the nine month period ended March 26, 2017, compared to a loss of $0.64 per share, in the comparable period in the prior fiscal year. The Company had a net loss of $11.4 million for the nine month period ended March 26, 2017, and net loss of $6.6 million in the comparable period in the prior fiscal year, on revenues of $44.3 million for the nine month period ended March 26, 2017 compared to $45.1 million in the comparable period in the prior fiscal year. The year to date increase in net loss from prior year was primarily due to increased impairments and other lease charges of $5.2 million and $1.0 million of losses from the sale of assets.

Adjusted EBITDA for the fiscal quarter ended March 26, 2017, decreased to a loss of $1.0 million compared to a loss of $0.2 million for the same period of the prior fiscal year. Year-to-date adjusted EBITDA decreased to a $2.3 million loss compared to a gain of $0.1 million the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
Net loss	$ (1,962)	$ (1,230)	$ (11,383)	$ (6,617)
Interest expense	37	1	39	4
Income taxes	5	3	24	2,637
Income taxes--discontinued operations	-	-	(9)	(31)
Depreciation and amortization	578	837	2,117	1,955
EBITDA	$ (1,342)	$ (389)	$ (9,212)	$ (2,052)
Stock compensation expense	53	45	143	135
Pre-opening expenses	29	115	95	851
Loss on sale/disposal of assets	345	-	1,044	-
Impairment charges, non-operating store costs and discontinued operations	(39)	16	5,613	1,158
Adjusted EBITDA	$ (954)	$ (213)	$ (2,317)	$ 92

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$ 10,456	$ 8,958	$ 30,957	$ 23,761
Domestic - Company-owned	3,877	5,294	12,644	14,563
Total domestic retail sales	$ 14,333	$ 14,252	$ 43,601	$ 38,324

Pie Five Comparable Store Retail Sales - Total	$ 6,931	$ 8,227	$ 17,671	$ 21,041

Pie Five Average Units Open in Period
Domestic - Franchised	68	49	64	41
Domestic - Company-owned	28	35	30	31
Total domestic Units	96	84	94	72

Pie Five system-wide retail sales increased $0.1 million, or 0.6%, for the three month period ended March 26, 2017 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period increased from 84 to 96. Comparable store retail sales decreased by $1.3 million, or 15.8%, during the third quarter of fiscal 2017 compared to the same period of the prior year.

Pie Five system-wide retail sales increased $5.3 million, or 13.8%, for the nine month period ended March 26, 2017 when compared to the same period of the prior year. Year-to-date fiscal 2017 compared to the year-to-date of the prior year, average units open in the period increased from 72 to 94. Comparable store retail sales decreased by $3.4 million, or 16.0%, during the first nine months fiscal 2017 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three and nine month periods ended March 26, 2017:

	Three Months Ended March 26, 2017					Nine Months Ended March 26, 2017
	Beginning		Concept		Ending	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units	Units	Opened	Change	Closed	Units

Domestic - Franchised	70	5	-	9	66	57	19	-	10	66
Domestic - Company-owned	29	-	-	9	20	31	-	-	11	20
Total domestic Units	99	5	-	18	86	88	19	-	21	86

Management made the decision to close seven Pie Five restaurants in Illinois and two Pie Five restaurants in Minnesota during the third quarter of fiscal 2017. In addition, nine franchised Pie Five restaurants closed due to underperformance during the third quarter of fiscal 2017. Year-to-date, a total of 19 franchised Pie Five restaurants have opened, ten franchised Pie Five restaurants closed in Colorado, Florida, Tennessee and Illinois, and eleven Company-owned Pie Five restaurants closed in Illinois, Minnesota, Arizona and Texas. We believe that the recent decline in the number of franchised and Company-owned Pie Five stores is an aberration primarily attributable to overly aggressive expansion in certain isolated markets. We expect the overall trend of net increases in Pie Five stores to resume in future periods, although at a moderated pace with respect to Company-owned stores.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
Store weeks	368	452	1,154	1,193
Average weekly sales	10,535	11,645	10,952	12,125
Average number of units	28	35	30	31

Restaurant sales (excluding partial weeks)	3,877	5,263	12,644	14,465
Restaurant sales	3,877	5,294	12,644	14,563

Loss from continuing operations before taxes	(1,013)	(1,151)	(8,787)	(3,759)
Allocated marketing and advertising expenses	194	264	632	727
Depreciation/amortization expense	436	749	1,740	1,747
Pre-opening expenses	29	115	95	851
Operations management and extraordinary expenses	195	181	635	498
Impairment, other lease charges and non-operating store costs	(26)	(23)	5,480	1,003
Restaurant operating cash flow	(185)	135	(205)	1,067

Average weekly sales for Company-owned Pie Five restaurants decreased $1,110, or 9.5%, to $10,535 for the three month period ended March 26, 2017 compared to $11,645 for the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores decreased $0.1 million to a loss of $1.0 million for the three months ended March 26, 2017 compared to a loss of $1.1 million the same period of the prior year. Company-owned Pie Five restaurant operating cash flow decreased by $0.3 million during the third quarter of fiscal 2017 compared to the same period of prior year.

Average weekly sales for Company-owned Pie Five restaurants decreased $1,173, or 9.7%, to $10,952 for the nine month period ended March 26, 2017 compared to $12,125 for the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores increased $5.0 million to a loss of $8.9 million for the first nine months of fiscal 2017 compared to a loss of $3.8 million for the same period of the prior year. Company-owned Pie Five restaurant operating cash flow decreased $1.3 million for the first nine months of fiscal 2017.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$ 20,390	$ 19,523	$ 60,399	$ 59,278
Delco/Express - Franchised	1,564	1,764	4,926	5,565
Buffet - Company-owned	162	212	521	651
Total domestic retail sales	$ 22,116	$ 21,499	$ 65,846	$ 65,494

Pizza Inn Comparable Store Retail Sales - Total Domestic	$ 20,589	$ 20,570	$ 61,247	$ 61,338

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	94	92	95	95
Delco/Express - Franchised	63	68	64	69
Buffet - Company-owned	1	1	1	1
Total domestic Units	158	161	160	165

Total Pizza Inn domestic retail sales increased $0.6 million, or 2.9%, for the three months ended March 26, 2017 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased 0.1%, for the three months ended March 26, 2017 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales increased $0.4 million, or 0.5%, for the nine months ended March 26, 2017 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased 0.1%, for the nine months ended March 26, 2017 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn restaurant activity for the three and nine month periods ended March 26, 2017:

	Three Months Ended March 26, 2017					Nine Months Ended March 26, 2017
	Beginning		Concept		Ending	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	94	1	1	3	93	93	3	1	4	93
Delco/Express - Franchised	66	1	(1)	1	65	68	2	(1)	4	65
Buffet - Company-owned	1	-	-	-	1	1	-	-	-	1
Total domestic Units	161	2	-	4	159	162	5	-	8	159

International Units (all types)	60	-	-	-	60	60	-	-	-	60

Total Units	221	2	-	4	219	222	5	-	8	219

There was a net decrease of two domestic Pizza Inn units during the three months and three domestic Pizza Inn units during the nine months ended March 26, 2017. In addition there was a concept change from a Delco unit to a Buffet unit. We believe this represents a stabilizing of store count from the recent trend of modest domestic store closures. The number of international Pizza Inn units continues to remain steady.

Non-GAAP Financial Measures and Other Terms

The Company’s financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). EBITDA, Adjusted EBITDA and restaurant operating cash flow are non-GAAP financial measures that the Company believes are useful to investors in understanding our operating performance. However, these non-GAAP financial measures should not be viewed as an alternative or substitute for the results reflected in the Company’s GAAP financial statements.

We consider EBITDA and Adjusted EBITDA to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in our industry. We believe that EBITDA is helpful to investors in evaluating our results of operations without the impact of expenses affected by financing methods, accounting methods and the tax environment. We believe that Adjusted EBITDA provides additional useful information to investors by excluding non-operational or non-recurring expenses to provide a measure of operating performance that is more comparable from period to period. We believe that restaurant operating cash flow is a useful metric to investors in evaluating the ongoing operating performance of Company-owned Pie Five and Pizza Inn restaurants and comparing such store operating performance from period to period. Management also uses these non-GAAP financial measures for evaluating operating performance, assessing the effectiveness of business strategies, projecting future capital needs, budgeting and other planning purposes.

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to closed restaurants and impairment charges.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•	“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.
•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•	“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment and other lease charges, and (6) non-operating store costs.
•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

The following is additional business segment information for the three months and nine month periods ended March 26, 2017 and March 27, 2016 (in thousands):

	Franchising and
	Food & Supply Distribution		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 26,	March 27,	March 26,	March 27,	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016	2017	2016	2017	2016

Food and supply sales	8,696	8,482	-	-	-	-	8,696	8,482
Franchise revenues	1,346	1,274	-	-	-	-	1,346	1,274
Restaurant sales	-	-	4,039	5,506	-	-	4,039	5,506
Total revenues	10,042	9,756	4,039	5,506	-	-	14,081	15,262

Cost of sales	8,280	7,865	4,364	5,905	-	-	12,644	13,770
General and administrative expenses	385	417	808	843	948	625	2,141	1,885
Franchise expenses	893	924	-	-	-	-	893	924
Pre-opening expenses	-	-	29	115	-	-	29	115
Loss on sale of assets	-	-	-	-	345	-	345	-
Impairment of long-lived assets and other lease charges	-	-	(123)	(165)			(123)	(165)
Bad debt	-	-	-	-	72	(80)	72	(80)
Interest expense	-	-	-	-	37	1	37	1
Total costs and expenses	9,558	9,206	5,078	6,698	1,402	546	16,038	16,450

	484	550	(1,039)	(1,192)	(1,402)	(546)	(1,957)	(1,188)

	Franchising and
	Food & Supply Distribution		Company-Owned Restaurants		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 26,	March 27,	March 26,	March 27,	March 26,	March 27,	March 26,	March 27,
	2017	2016	2017	2016	2017	2016	2017	2016
REVENUES:
Food and supply sales	26,960	25,906	-	-	-	-	26,960	25,906
Franchise revenues	4,204	3,989	-	-	-	-	4,204	3,989
Restaurant sales	-	-	13,165	15,214	-	-	13,165	15,214
Total revenues	31,164	29,895	13,165	15,214	-	-	44,329	45,109

COSTS AND EXPENSES:
Cost of sales	25,503	24,098	14,395	15,161	-	-	39,898	39,259
General and administrative expenses	988	937	2,506	2,329	2,725	1,882	6,219	5,148
Franchise expenses	2,729	2,732	-	-	-	-	2,729	2,732
Pre-opening expenses	-	67	95	784	-	-	95	851
Loss on sale of assets	-	-	-	-	1,044	-	1,044	-
Impairment of long-lived assets and other lease charges	-	-	5,243	845	-	-	5,243	845
Bad debt	-	-	-	-	423	151	423	151
Interest expense	-	-	-	-	39	4	39	4
Total costs and expenses	29,220	27,834	22,239	19,119	4,231	2,037	55,690	48,990

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAXES	1,944	2,061	(9,074)	(3,905)	(4,231)	(2,037)	(11,361)	(3,881)

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

Total revenues for the three month period ended March 26, 2017 and for the same period in the prior fiscal year were $14.1 million and $15.3 million, respectively. Total revenues for the nine month period ended March 26, 2017 and for the same period in the prior fiscal year were $44.3 million and $45.1 million, respectively.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended March 26, 2017, food and supply sales increased to $8.7 million compared to $8.5 million the same period in the prior fiscal year due primarily to a $0.7 million, or 2.0%, increase in total domestic retail sales. For the nine month period ended March 26, 2017, food and supply sales increased to $27.0 million compared to $25.9 million the same period in the prior fiscal year due primarily to a $7.7 million, or 8.7%, increase in total domestic franchisee retail sales driven primarily by an increase in the number of Pie Five franchisee stores.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.1 million and $0.2 million for the three and nine month periods ended March 26, 2017, respectively, when compared to the same period in the prior fiscal year. These increases were the result of higher royalties resulting from increased Pie Five franchisee retail sales partially offset by a decrease in franchise development fees related to Pie Five.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 26.6%, or $1.5 million, to $4.0 million for the three month period ended March 26, 2017, compared to $5.5 million for the comparable period in the prior year. Restaurant sales decreased 13.5%, or $2.0 million, to $13.2 million for the nine month period ended March 26, 2017, compared to $15.2 million for the comparable period in the prior year. These decreases were primarily due to reduced store count and lower comparable store retail sales for Company-owned Pie Five units.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, decreased to $12.6 million for the three month period ended March 26, 2017 compared to $13.8 million in the three month period ended March 27, 2016. Cost of sales increased to $39.9 million for the nine month period ended March 26, 2017 compared to $39.3 million in the comparable period in the prior year. The increases in costs were primarily the result of increases in Norco sales offset by lower Company-owned restaurants costs.

Cost of Sales - Franchising and Food and Supply Distribution

Franchising and food and supply distribution cost of sales increased to $8.3 million for the three month period ended March 26, 2017 compared to $7.9 million in the three month period ended March 27, 2016. Cost of sales increased to $25.5 million for the nine month period ended March 26, 2017 compared to $24.1 million in the comparable period in the prior year. The increases in cost of sales for the segment were primarily the result of higher Norco sales attributable to higher domestic franchisee retail sales.

Cost of Sales - Company-Owned Restaurants

Company-owned restaurants cost of sales decreased to $4.4 million for the three month period ended March 26, 2017 compared to $5.9 million in the three month period ended March 27, 2016. Cost of sales decreased to $14.4 million for the nine month period ended March 26, 2017 compared to $15.2 million in the comparable period in the prior year. The decreases in cost of sales for the segment were primarily the result of decreased Company-owned store retail sales.

General and Administrative Expenses - Total

General and administrative expenses increased to $2.1 million for the three month period ended March 26, 2017 compared to $1.9 million for the quarter ended March 27, 2016 primarily due to increased payroll, legal and professional fees. General and administrative expenses increased to $6.2 million for the nine month period ended March 26, 2017 compared to $5.1 million for the nine months ended March 27, 2016 for similar reasons.

General and Administrative Expenses - Franchising and Food and Supply Distribution

General and administrative expenses for franchising and food and supply distribution remained consistent at $0.4 million for the three month period ended March 26, 2017 compared to the quarter ended March 27, 2016. General and administrative expenses for franchising and food and supply distribution increased slightly to $1.0 million for the nine month period ended March 26, 2017 compared to $0.9 million for the nine months ended March 27, 2016.

General and Administrative Expenses - Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants remained consistent at $0.8 million for the three month period ended March 26, 2017 compared to the quarter ended March 27, 2016. General and administrative expenses for Company-owned restaurants increased slightly to $2.5 million for the nine month period ended March 26, 2017 compared to $2.3 million for the nine months ended March 27, 2016.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate increased to $0.9 million for the three month period ended March 26, 2017 compared to $0.6 million for the quarter ended March 27, 2016. Increases included payroll, legal and professional fees. In addition, the prior year included credits for properties located in Utah. General and administrative expenses for corporate increased to $2.7 million for the nine month period ended March 26, 2017 compared to $1.9 million for the nine months ended March 27, 2016 for similar reasons.

 Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses remained consistent at $0.9 million for the three month period ended March 26, 2017 compared to the same period of the prior year. These expenses also remained consistent at $2.7 million for the nine month period ended March 26, 2017 compared to the same period of the prior year.

Pre-Opening Expenses

Pre-opening expenses decreased $0.1 million and $0.8 million for the three and nine month periods ended March 26, 2017 compared to the same periods of fiscal 2016. These decreases were due primarily to a fewer number of Company-owned Pie Five stores under development.

Impairment of Long-Lived Assets and Other Lease Charges

The Company reviews on a quarterly basis its long-lived assets for impairment and the estimated lease obligations for closed stores or abandoned sites. The Company determined there were recoveries to prior lease termination charges of $0.1 million and $0.2 million for the fiscal quarters ended March 26, 2017 and March 27, 2016 as a result of negotiatied settlements with landlords. For the nine months ended March 26, 2017, the Company recognized impairment charges of $4.7 million related to 14 underperforming Company-owned Pie Five locations, nine of which were closed during the third quarter. Additionally, the Company recognized lease termination expenses of $0.5 million attributable to previously executed leases for 16 locations no longer deemed desirable for future development of Company-owned Pie Five units. For the nine months ended March 27, 2016, the Company recognized impairment and lease termination charges of $0.8 million related to three underperforming Company-Owned Pie Five units.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased to $0.1 million for the three month period ended March 26, 2017 as compared to a credit of $0.1 million in the comparable period in the prior fiscal year. Bad debt expense increased to $0.4 million for the nine month period ended March 26, 2017 as compared to $0.2 million in the comparable period in the prior fiscal year.

Interest Expense

Interest expense increased $36 thousand and $35 thousand for the three and nine month periods ended March 26, 2017 as compared to the comparable period in the prior fiscal year due to short-term borrowing of $1.0 million during the second quarter of fiscal 2017 and issuance of $3.0 million in senior convertible notes during the most recent fiscal quarter.

Provision for Income Tax

For the three months ended March 26, 2017, income tax expense of $5 thousand represents an income tax benefit of $0.5 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $0.5 million related to a valuation allowance for deferred tax assets and state taxes of $5 thousand.  For the three months ended March 27, 2016, income tax expense was $3 thousand.

For the nine months ended March 26, 2017, income tax expense represents an income tax benefit of $3.9 million calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $3.9 million related to recording a valuation allowance for deferred tax assets and state taxes of $24 thousand. For the nine months ended March 27, 2016, income expense was $2.6 million.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent cumulative losses. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 26, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at March 26, 2017 was appropriate. There was approximately $8.7 million of deferred tax assets at March 26, 2017.

 Discontinued Operations

Discontinued operations includes income/loss from a leased building associated with a Company-owned restaurant closed in a prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities increased $5.2 million to cash used of $3.0 million for the nine months ended March 26, 2017 compared to cash provided of $2.1 million for the nine months ended March 27, 2016.

Cash flows from investing activities reflects capital expenditures for the purchase of Company assets net of the proceeds of sales of any Company assets. The Company used cash of $0.2 million for the nine month period ended March 26, 2017, primarily for a new Company-owned Pie Five restaurant partially offset by small sales of assets. This compares to cash used by investing activities of $7.6 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period. Net cash provided by financing activities was $4.7 million and $0.8 million for the nine month periods ended March 26, 2017 and March 27, 2016, respectively, which reflected proceeds from issuance of convertible senior notes, stock options and borrowings in the current year versus proceeds from the sale of stock in the prior year.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”). On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000. The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through March 26, 2017, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million.

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP ("Newcastle"), evidenced by a Promissory Note. The loan bears interest at 10% per annum and was originally due and payable on April 30, 2017. On May 8, 2017, the Company renewed and extended the Promissory Note on the same terms until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. Newcastle is an affiliate of the Company's Chairman, Mark E. Schwarz.

On March 3, 2017, the Company approved a proposed rights offering to its existing shareholders and, in connection therewith, declared a dividend of subscription rights ("Rights") to holders of record of its common stock as of December 21, 2016, to purchase 4% Convertible Senior Notes due 2022, par $100 ("Notes"). Shareholders were issued 0.2817% of a Right per share of the common stock held on the record date (i.e., one Right for each 355 shares); provided, however, that the number of

Rights was rounded to the nearest whole number and no fractional Rights were issued. Each whole Right entitled the holder to purchase one Note at the par value of $100 each. The Notes are convertible into shares of common stock at a conversion price of $2.00 per share (i.e., 50 shares of common stock per Note). The rights offering was completed on March 3, 2017. Shareholders exercised subscription rights to purchase all 30,000 of the Company’s Notes offered at the par value of $100 per convertible note, resulting in gross offering proceeds to the Company of $3.0 million.

The Notes have been issued in book-entry form represented by a permanent global certificate deposited with The Depository Trust Company (“DTC”). Beneficial interests in the convertible notes will be shown on, and transfers will be effected through, records maintained by DTC. The convertible notes are not listed for trading on any exchange but are DTC-eligible for over-the-counter trading.

The Notes bear interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest is payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes mature on February 15, 2022, at which time all principal and unpaid interest will be payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes are secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries.

Noteholders may convert their notes to common stock effective February 15, May 15, August 15 and November 15 of each year, unless the Company sooner elects to redeem the notes. The conversion price is $2.00 per common share of stock. Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The net proceeds of the rights offering are intended to fund continued restaurant development activity and to provide working capital for general corporate purposes.

Management believes that funding the Company’s operations for the next 12 months will likely require obtaining additional capital, as well as utilizing cash on hand and cash from operations.  Although capital could be provided through the 2014 ATM Offering, management believes that other available funding sources may be preferable in the best interests of the Company and its shareholders.  The Company intends to proceed diligently to timely raise sufficient additional capital to adequately fund its operations.

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

Under the Company’s distribution arrangements, third party distributors are responsible for maintaining system-wide distribution inventory. As a result, inventory consists primarily of food, paper products and supplies stored in and used by Company restaurants and is stated at lower of first-in, first-out (“FIFO”) or market. The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants. Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 26, 2017 and March 27, 2016, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the board of directors of the Company approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of the Company’s common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors further amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the three months ending March 26, 2017.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission. Subsequent to March 26, 2017, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 8, 2017, the Company executed an Extended and Restated Promissory Note in favor of Newcastle extending the due date of its $1.0 million short term loan until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. The foregoing description is qualified in its entirety by reference to the Extended and Restated Promissory Note filed as Exhibit 4.1 hereto and incorporated herein by this reference.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated By-laws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Extended and Restated Promissory Note dated May 8, 2017, payable by Rave Restaurant Group, Inc. to Newcastle Partners, LP.

10.1	Letter agreement dated January 6, 2017, between Rave Restaurant Group, Inc. and Scott Crane (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 12, 2017).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

 Dated: May 10, 2017

