Form 10-K
period 2017-06-25
RAVE RESTAURANT GROUP, INC.
filed 2017-09-25
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 25, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. □

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company Ö

Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___ No Ö

As of December 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16.9 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 20, 2017, there were 14,282,558 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for November 16, 2017, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1. BUSINESS.

General

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company” or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out and express restaurants under the trademark “Pizza Inn” and operate and franchise fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors.

As of June 25, 2017, we owned and operated 13 Pie Five restaurants (“Pie Five Units”). As of that date, we also had 71 franchised Pie Five Units and 221 franchised Pizza Inn restaurants. The 161 domestic franchised Pizza Inn restaurants were comprised of 93 pizza buffet restaurants (“Buffet Units”), 11 delivery/carry-out restaurants (“Delco Units”) and 57 express restaurants (“Express Units”). The 60 international franchised Pizza Inn restaurants were comprised of 12 Buffet Units, 40 Delco Units and eight Express Units. Domestic Pizza Inn restaurants were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 17%, 17% and 9%, respectively, of the total number of domestic restaurants.

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

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in 140 seconds in our specially designed oven. Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed toppings, cheeses, sauces and doughs and complete their purchase process in less than five minutes. Customers can also get freshly prepared side salads, also made to order from our recipes or at the customer's direction. They can also choose from several baked daily desserts like brownies, cookie pies, and cakes. A variety of soft beverages are available, as well as beer and wine in some locations. Pie Five restaurants offer items at prices from $5.99 to $12.99, and the average ticket price per meal, including a drink, was approximately $8.45 per person for fiscal year 2017. The average per person ticket is slightly higher in restaurants offering beer and wine.

Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space. The restaurants typically are located in high traffic, high visibility urban or suburban sites in mid- to large-size metropolitan areas. With seating for 65 to 85 customers in most units, and patio seating where available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages. Sales are predominantly on-premise though carry out and delivery is offered as well. Future sales growth initiatives may include expanded text ordering, catering services, and offerings of wings, sandwiches, and large pizzas. Due to the relatively compact footprint of the restaurants, and other operating advantages, we believe Pie Five is also well suited for non-traditional locations such as airports.

Pizza Inn

We franchise Buffet Units, Delco Units and Express Units under the Pizza Inn brand. Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day. Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service. Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family. The buffet is typically offered at prices from $6.99 to $9.99, and the average ticket price, including a drink, was approximately $10.00 per person for fiscal year 2017. The average per person ticket is slightly higher in restaurants offering beer and wine.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share. We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the expanded development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2018, particularly in the Middle East.

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

In fiscal 2018, we intend to continue developing franchised Pie Five Units domestically and internationally. As of June 25, 2017, we had 71 franchised units open and had executed multi-year development agreements with 22 franchisees for up to an additional 174 domestic Pie Five Units.. The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees. We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators. In addition we intend to take the brand into international markets, starting with Pakistan.

Domestic Franchise Operations

Franchise and development agreements. We discontinued offering new Delco Unit franchises during fiscal 2014. Our current standard forms of franchise agreements provide for the following basic terms:

	Pizza Inn
	Buffet Unit	Express Unit	Pie Five Unit
Development fee per unit	-	-	5,000
Franchise fee per unit	25,000	5,000	20,000
Initial franchise term	20 years	5 years	10 years
Renewal period	10 years	5 years	5 years
Royalty rate % of sales	4%	5%	6%
National Ad fund % of sales	1%	2%	2%
Require total ad spending % of sales	5%	2%	5%

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

We launched the franchise program for Pie Five in fiscal 2013. Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2018. Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

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

Company-Owned Restaurant Operations

As of June 25, 2017, we operated 13 Pie Five Units in the Dallas/Fort Worth metropolitan area. We do not currently intend to operate any Buffet Units, Delco Units or Express Units. In addition to generating revenues and earnings, we use domestic Company-owned restaurants as test sites for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. Outside of the one Texas Pie Five Unit we opened in August 2017, we do not presently anticipate opening additional Company-owned restaurants during fiscal 2018.

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

Our first franchised restaurant outside of the United States opened in the late 1970s. As of June 25, 2017, there were 60 Pizza Inn restaurants operating internationally. With the exception of two restaurants in Honduras, all of the restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us. In fiscal 2018, we plan to expand the Pie Five brand internationally beginning with Pakistan.

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

Norco is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency. Franchisees are able to purchase all products and ingredients from Norco and have them delivered by experienced and efficient distributors. In order to assure product quality and consistency, our franchisees are required to purchase from Norco certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend. In addition, franchisees may purchase other non-proprietary food products and supplies from Norco. Alternatively, franchisees may also purchase non-proprietary products and supplies from other suppliers who meet our requirements for quality and reliability.

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

The Pizza Inn Advertising Plan Cooperative (“PIAP Cooperative”) is a Texas cooperative association that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services. Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP Cooperative. Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP Cooperative. Members contribute 1% of their sales to PIAP Cooperative. PIAP Cooperative is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year. We do not have any ownership interest in PIAP Cooperative. We provide certain administrative, marketing and other services to PIAP Cooperative and are paid by PIAP Cooperative for such services. As of June 25, 2017, substantially all of our domestic franchisees were members of PIAP Cooperative. Operators of Express Units do not participate in PIAP Cooperative. However, they contribute directly to a Pizza Inn Express Fund (“PIEF”) to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees do not participate in the PIAP Cooperative or the PIEF.

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

Employees

As of June 25, 2017, we had 353 employees, including 49 in our corporate office and 65 full-time and 239 part-time employees at the Company-owned restaurants. None of our employees are currently covered by collective bargaining agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The company leases its 38,130 square foot corporate office facility with average annual lease payments of approximately $9.00 per square foot.  This lease began on January 2, 2017 and has a ten year term.

As of June 25, 2017, the Company also operated 13 Pie Five Units from leased locations. The operating leases cover premises from 1,765 to 4,634 square feet and have initial terms of from five to ten years at base rental rates of $18.00 to $42.00 per square foot and contain provisions permitting renewal for one or more specified terms.

As of June 25, 2017, the Company has lease obligations for eight non-operating locations.  These leased properties range in size from 2,011 to 4,000 square feet, have annual rental rates ranging from approximately $30.00 to $46.00 per square foot and expire between 2019 and 2026.  The Company is currently pursuing alternatives for subleasing or terminating the unexpired leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of September 20, 2017, there were approximately 1,910 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2017 or 2016.

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

	High	Low
Fiscal 2017:
Fourth Quarter Ended 6/25/2017	$ 2.29	$ 1.83
Third Quarter Ended 3/26/2017	3.01	1.75
Second Quarter Ended 12/25/2016	3.28	1.66
First Quarter Ended 9/25/2016	4.75	3.02

Fiscal 2016:
Fourth Quarter Ended 6/26/2016	$ 5.57	$ 3.88
Third Quarter Ended 3/27/2016	7.74	4.50
Second Quarter Ended 12/27/2015	9.70	5.40
First Quarter Ended 9/27/2015	14.47	8.88

The Company did not pay any dividends on its common stock during the fiscal years ended June 25, 2017 or June 26, 2016. Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal year ended June 25, 2017.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). Subsequent to June 25, 2017, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plans as of June 25, 2017:

	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
Plan	of outstanding options,	outstanding options,	future issuance under
Category	warrants, and rights	warrants, and rights	equity compensation plans
Equity compensation
plans approved by
security holders	478,056	$ 4.16	949,600

Equity compensation
plans not approved by
security holders	-	-	-

Total	478,056	$ 4.16	949,600

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

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. At June 25, 2017, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	-	$ 568	13	$ 15,233	13	$ 15,801
Domestic Franchised	161	87,880	71	41,929	232	129,809
Total Domestic Units	161	$ 88,448	84	$ 57,162	245	$ 145,610

International Franchised	60		-		60

The domestic restaurants were located in 25 states predominately situated in the southern half of the United States. The international restaurants were located in five foreign countries.

Basic and diluted loss per common share increased $0.32, to a loss of $1.18 per share for fiscal 2017, compared to $0.86 per share in the prior fiscal year.  Net loss increased $3.6 million to a loss of $12.5 million for fiscal 2017 compared to a loss of $8.9 million for the prior fiscal year on revenues of $57.1 million for fiscal 2017 as compared to $60.0 million in fiscal 2016. The increased net loss over the prior year was primarily due to loss on sale of assets, additional impairment and closed store expense totaling $7.0 million. The Company also experienced lower sales and financial performance by Company-owned Pie Five stores in newer markets.

Adjusted EBITDA for the fiscal year ended June 25, 2017, decreased to a loss of $2.7 million compared to a loss of $0.1 million for the comparable period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 25,	June 26,
	2017	2016
Net loss	$ (12,491)	$ (8,886)
Interest expense	106	4
Income taxes	53	2,654
Depreciation and amortization	2,456	2,722
EBITDA	$ (9,876)	$ (3,506)
Stock compensation expense	58	213
Pre-opening costs	162	883
Loss on sale/disposal of assets	882	-
Impairment charges, non-operating store costs and discontinued operations	6,104	2,122
Adjusted EBITDA	$ (2,670)	$ (102)

Results of operations for fiscal 2017 and 2016 both included 52 weeks.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
	June 25,	June 26,
	2017	2016
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$ 41,929	$ 33,681
Domestic - Company-owned	15,233	19,629
Total domestic retail sales	$ 57,162	$ 53,310

Pie Five Comparable Store Retail Sales - Total	$ 25,237	$ 30,049

Pie Five Average Units Open in Period
Domestic - Franchised	67	45
Domestic - Company-owned	26	31
Total domestic Units	93	76

Pie Five system-wide retail sales increased $3.9 million, or 7.2%, for the fiscal year ended June 25, 2017 when compared to the prior year. Compared to the fiscal year 2016, average units open in the period increased from 76 to 93. Comparable store retail sales decreased by 16.0% during fiscal 2017 compared to fiscal 2016.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 25, 2017:

	Fiscal Year Ended June 25, 2017
	Beginning				Ending
	Units	Opened	Closed	Transfer	Units

Domestic - Franchised	57	25	17	6	71
Domestic - Company-owned	31	-	12	(6)	13
Total domestic Units	88	25	29	-	84

The net decrease of four Pie Five Units during fiscal 2017 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth. We believe that the net increase of 14 franchised Pie Five Units reflects a continuing but moderated growth as franchised stores opened primarily pursuant to previously executed domestic franchise development agreements.

Pie Five - Company-Owned Restaurants
(in thousands, except store weeks and average data)	Three Months Ended				Fiscal Year Ended
	Sept 25,	Dec 25,	March 26,	June 25,	June 25,
	2016	2016	2017	2017	2017
Store weeks	400	386	368	215	1,369
Average weekly sales	11,764	10,517	10,535	12,018	11,122
Average number of units	31	30	28	17	26

Restaurant sales (excluding partial weeks)	4,705	4,060	3,877	2,584	15,226
Restaurant sales	4,707	4,060	3,877	2,589	15,233

Loss from continuing operations before taxes	(1,505)	(6,269)	(1,013)	(887)	(9,674)
Allocated marketing and advertising expenses	234	204	194	130	762
Depreciation/amortization expense	676	628	436	224	1,964
Pre-opening costs	19	47	29	67	162
Operations management and extraordinary expenses	227	213	195	100	735
Impairment and non-operating store costs	385	5,121	(26)	760	6,240
Restaurant operating cash flow	36	(56)	(185)	394	189

	Three Months Ended				Fiscal Year Ended
	Sept 27,	Dec 27,	March 27,	June 26,	June 26,
	2015	2015	2016	2016	2016
Store weeks	327	414	452	422	1,615
Average weekly sales	13,297	11,725	11,645	12,005	12,093
Average number of units	25	32	35	33	31

Restaurant sales (excluding partial weeks)	4,348	4,854	5,263	5,066	19,531
Restaurant sales	4,393	4,876	5,294	5,066	19,629

Loss from continuing operations before taxes	(611)	(2,016)	(1,132)	(2,218)	(5,977)
Allocated marketing and advertising expenses	220	243	264	406	1,133
Depreciation/amortization expense	430	568	749	669	2,416
Pre-opening costs	424	264	115	80	883
Operations management and extraordinary expenses	164	172	162	150	648
Impairment and non-operating store costs	-	1,010	(23)	964	1,951
Restaurant operating cash flow	627	241	135	51	1,054

As a result of decreased store count and lower weekly average unit sales, total retail sales of Company-owned Pie Five restaurants decreased $4.4 million, or 22.4%, to $15.2 million for fiscal 2017 compared to $19.6 million for fiscal 2016. Average weekly sales for Company-owned Pie Five restaurants decreased $971, or 8.0%, to $11,122 for the fiscal year ended June 25, 2017 compared to $12,093 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.9 million, or 82.1%, during the fiscal year 2017 compared to the same period of prior year. The decline in average weekly sales and operating cash flow for Company-owned Pie Five restaurants was primarily attributable to lower sales and weaker financial performance by stores in newer markets. Loss from continuing operations before taxes for Company-owned Pie Five stores increased $3.7 million for the fiscal year ended June 25, 2017 compared to the same period of the prior year. The higher loss from continuing operations before taxes for Company-owned Pie Five restaurants was primarily the result of $6.2 million in impairment charges and non-operating store costs and a decline in average weekly sales partially offset by lower pre-opening expenses.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
Pizza Inn Retail Sales - Total Domestic Stores	June 25,	June 26,
Domestic Units	2017	2016
Buffet - Franchised	$ 81,283	$ 80,592
Delco/Express - Franchised	$ 6,597	7,212
Buffet - Company-owned	568	858
Total domestic retail sales	$ 88,448	$ 88,662

Pizza Inn Comparable Store Retail Sales - Total Domestic	$ 81,799	$ 81,691

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	94	95
Delco/Express - Franchised	63	68
Buffet - Company-owned	1	1
Total domestic units	158	164

Total domestic Pizza Inn total retail sales decreased $0.2 million, or 0.2% compared to the prior year. The decrease in domestic retail sales was primarily due to a net decrease in number of Buffet Units, partially offset by a net increase in Delco/Express Units opened during the year. Comparable Pizza Inn retail sales increased by 0.1%.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 25, 2017:

	Fiscal Year Ended June 25, 2017
	Beginning			Concept	Ending
	Units	Opened	Closed	Change	Units
Domestic Units
Buffet - Franchised	95	3	4	(1)	93
Delco/Express - Franchised	66	5	4	1	68
Buffet - Company-owned	1	-	1	-	-
Total domestic Units	162	8	9	-	161

International Units (all types)	60	-	-	-	60

Total Units	222	8	9	-	221

There was a net decrease of one domestic Pizza Inn unit during the fiscal year ending June 25, 2017. We believe this is consistent with the recent trend of modest domestic store closures. The number of international Pizza Inn units remained the same.

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

 The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, costs related to impairment, gain/loss on scrap and sale of assets, non-operating store costs and discontinued operations.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•	“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.
•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•	“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment charges, and (6) non-operating store costs.
•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

	Franchising and		Company-Owned
	Food & Supply Distribution		Restaurants		Corporate		Total
	Fiscal Year		Fiscal Year		Fiscal Year		Fiscal Year
	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,	June 25,	June 26,
	2017	2016	2017	2016	2017	2016	2017	2016
REVENUES:
Food and supply sales	36,282	34,879	-	-	-	-	36,282	34,879
Franchise revenues	5,598	5,445	-	-	-	-	5,598	5,445
Restaurant sales	-	-	15,233	19,629	-	-	15,233	19,629
Total revenues	41,880	40,324	15,233	19,629	-	-	57,113	59,953

COSTS AND EXPENSES:
Cost of sales	34,319	32,486	15,933	19,869	-	-	50,252	52,355
General and administrative expenses	1,371	1,275	2,935	3,170	3,404	2,664	7,710	7,109
Franchise expenses	3,896	3,636	-	-	-	-	3,896	3,636
Pre-opening expenses	-	-	162	883	-	-	162	883
Loss on sale of assets	-	-	-	-	882	-	882	-
Impairment of long-lived assets and other lease charges	-	-	5,877	1,698	-	-	5,877	1,698
Bad debt	-	-	-	-	342	101	342	101
Interest expense	-	-	-	-	106	4	106	4
Total costs and expenses	39,586	37,397	24,907	25,620	4,734	2,769	69,227	65,786

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAXES	2,294	2,927	(9,674)	(5,991)	(4,734)	(2,769)	(12,114)	(5,833)

Revenues:

Revenues are derived from (1) sales of food, paper products and supplies from Norco to franchisees, (2) franchise royalties and franchise fees, and (3) Company-owned restaurant operations. Financial results are dependent in large part upon the volume, pricing and cost of the products and supplies sold to franchisees. The volume of products sold by Norco to franchisees is dependent on the level of franchisee chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the mix of products sold to franchisees through Norco rather than through third-party food distributors. Total revenues for fiscal 2017 and for the same period in the prior fiscal year were $57.1 million and $60.0 million, respectively.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For fiscal 2017, food and supply sales increased 4.0% to $36.3 million compared to $34.9 million for the prior fiscal year due to an increase in sales to franchisees. This increase was driven by an $8.3 million, or 6.9%, increase in domestic franchisee retail sales attributable to an increase in the average number of stores open in the current year when compared to prior year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased to $5.6 million for fiscal 2017 compared to $5.4 million for the prior fiscal year as the result of higher domestic and international royalties resulting from increased franchisee retail sales and an increase in franchise and development fees due to Pie Five store openings.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 22.4%, or $4.4 million, to $15.2 million for fiscal 2017 compared to $19.6 million for the prior fiscal year. This decrease was primarily due to the transfer or closings of 18 Company-owned stores in fiscal 2017, as well as lower average weekly sales.

Costs and Expenses:

Cost of Sales Total

Cost of sales primarily includes food and supply costs, distribution fees, labor and general and administrative expenses directly related to restaurant sales. These costs decreased 4.0%, or $2.1 million, to $50.3 million for fiscal 2017 compared to $52.4 million for the prior fiscal year. The decrease in cost of sales was primarily due to the decreased number of Company-owned Pie Five restaurants compared to the prior year.

Cost of Sales – Franchising and Food and Supply Distribution

Franchising and Food and Supply Distribution cost of sales increased 5.6%, or $1.8 million, to $34.3 million for fiscal 2017 compared to $32.5 million for the prior fiscal year. The increase in cost of sales was primarily due to increased Norco sales to franchisees compared to the prior year.

Cost of Sales – Company-Owned Stores

Company-owned Stores cost of sales decreased 19.8% or $4.0 million, to $15.9 million for fiscal 2017 compared to $19.9 million for the prior year. The decrease in cost of sales was primarily the result of lower store count.

General and Administrative Expenses Total

General and administrative expenses increased $0.6 million to $7.7 million for fiscal 2017 compared to $7.1 million for the prior fiscal year primarily due to increased payroll, legal and professional fees.

General and Administrative Expenses – Franchising and Food and Supply Distribution

Franchising and Food and Supply Distribution general and administrative expenses increased only slightly to $1.4 million compared to $1.3 million for the prior fiscal year.

General and Administrative Expenses – Company-Owned Stores

Company-owned Stores general and administrative expenses decreased $0.3 million to $2.9 million for fiscal 2017 compared to $3.2 million for the prior fiscal year primarily as a result of lower store count.

General and Administrative Expenses – Corporate

General and administrative expenses for corporate increased to $3.4 million for fiscal 2017 compared to $2.7 million for the prior year. Increases included payroll, legal and professional fees.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses increased to $3.9 million in fiscal 2017 from $3.6 million in the prior fiscal year primarily due to higher payroll, travel and professional outside services during fiscal 2017.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening of Company-owned restaurants. Pre-opening expenses decreased to $0.2 million in fiscal 2017 from $0.9 million in the prior year primarily due to fewer Pie Five store openings.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2017, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $5.9 million compared to $1.7 million in the prior year. The fiscal 2017 impairment charges related to $4.7 million in carrying value of Company-owned restaurants and $1.2 million in other lease termination expenses for undeveloped, closed and transferred restaurant sites. These impairment charges arose as a result of the decision to close 12 underperforming Pie Five restaurants and one underperforming Pizza Inn restaurant and to abandon previously executed leases for seven locations no longer deemed desirable for future restaurant development.

Provision for Bad Debt

Bad debt provision related to accounts receivable from franchisees increased to $0.3 million in fiscal 2017 compared to $0.1 million in the prior year. The Company believes that this provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted, weekly food orders are required to be paid prior to delivery and royalty and advertising fees are collected as add-ons to the delivered price of weekly food orders.

Interest Expense

Interest expense increased for the fiscal year ended June 25, 2017 to $0.1 million, compared to a negligible amount in the prior year due to short-term borrowing of $1.0 million during the second quarter of fiscal 2017 and issuance of $3.0 million in senior convertible notes in the third quarter of fiscal 2017.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In fiscal year 2017, the Company had a full valuation allowance against its net deferred tax assets. The valuation allowance was increased by $4.1 million in fiscal year 2017, increasing from $4.9 million at June 26, 2016 to $9.0 million at June 25, 2017.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that it was appropriate to maintain a full valuation allowance against all of the Company’s deferred tax assets.

Income tax expense of $0.1 million for fiscal 2017 represents state taxes. At the end of tax year ended June 25, 2017, the Company had net operating loss carryforwards totaling $13.6 million that are available to reduce future taxable income and will begin to expire in 2032.

Discontinued Operations

Discontinued operations includes income/loss from a Pizza Inn Company-owned restaurant that closed in fiscal 2017 and a leased building associated with a Company-owned Pizza Inn restaurant closed in a prior year.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities and proceeds from the sale of securities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operations was $5.5 million in fiscal 2017 compared to cash provided of $1.9 million in fiscal year 2016.

Cash flows from investing activities reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during fiscal 2017 of $0.4 million was primarily attributable to sales of assets of closed Company-owned Pie Five restaurants partially offset by capital expenditures for a new Pie Five Unit, computers and other miscellaneous assets. This compares to cash used by investing activities of $7.7 million during the fiscal year ended June 26, 2016 primarily attributable to Company-owned Pie Five restaurants that opened during the period.

Cash flows from financing activities generally reflect changes in the Company's borrowings and stock activity during the period. Net cash provided by financing activities was $4.7 million and $0.9 million for the fiscal years ended June 25, 2017 and June 26, 2016, respectively, which reflected proceeds from issuance of convertible senior notes, stock options and short-term borrowings in the current year versus proceeds from the sale of stock in the prior year.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”). On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000. The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 25, 2017, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million. No sales were made under the 2014 ATM Offering during fiscal 2017.

Short Term Loan

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP (“Newcastle”), evidenced by a Promissory Note. The loan bears interest at 10% per annum and was originally due and payable on April 30, 2017. On May 8, 2017, the Company executed an Extended and Restated Promissory Note in favor of Newcastle extending the due date of the short term loan until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. Newcastle is an affiliate of the Company’s Chairman, Mark E. Schwarz.

Convertible Notes

On March 3, 2017, the Company completed a registered shareholder rights offering of its 4% Convertible Senior Notes due 2022 (“Notes”). Shareholders exercised subscription rights to purchase all 30,000 of the Notes at the par value of $100 per Note, resulting in gross offering proceeds to the Company of $3.0 million.

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

Noteholders may convert their notes to common stock effective February 15, May 15, August 15 and November 15 of each year, unless the Company sooner elects to redeem the notes. The conversion price is $2.00 per share of common stock. Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The Company determined that the Notes contained a beneficial conversion feature of $0.1 million since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued. The beneficial conversion feature and the issuance costs of the notes aggregated $0.2 million and were considered a debt discount and accreted into interest expense using the effective interest method over the debt maturity period.

Fiscal 2018 Equity Rights Offering

On September 13, 2017, the Company completed a registered shareholder rights offering of 3,571,429 shares of its common stock at a subscription price of $1.40 per share. The equity shareholder rights offering was fully subscribed resulting in gross offering proceeds to the Company of $5.0 million.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand, operating cash flow and sales of securities. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2018 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. During fiscal year 2017, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $5.9 million primarily related to the carrying value of 20 Pie Five Units and lease termination expenses for seven undeveloped restaurant sites. During fiscal year 2016, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $1.7 million related to the carrying value of five Pie Five Units.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 25, 2017 and June 26, 2016, the Company had no uncertain tax positions.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 25, 2017. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	2.	Any financial statement schedule filed as part of this report is listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

	3.	Exhibits:

		3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (filed as Exhibit 3.1 to Form 8-K filed January 8, 2015 and incorporated herein by reference).
		3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (filed as Exhibit 3.2 to Form 8-K filed January 8, 2015 and incorporated herein by reference).
		4.1	Indenture for 4% Convertible Senior Notes due 2022 (filed as Exhibit 4.1 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).
		4.2	Pledge Agreement (filed as Exhibit 4.2 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).
4.3

Extended and Restated Promissory Note dated May 8, 2017, payable by Rave Restaurant Group, Inc. to Newcastle Partners, LP. (filed as Exhibit 4.1 to form 10-Q for fiscal quarter ended March 26, 2017 and incorporated herein by reference).

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
10.5

Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 27, 2015, and incorporated herein by reference).*

10.6	Employment letter dated April 7, 2014, between the Company and Timothy E. Mullany (filed as Exhibit 10.1 to Form 8-K filed April 30, 2014, and incorporated herein by reference).*

10.7	Letter agreement dated January 6, 2017, between Rave Restaurant Group, Inc. and Scott Crane (filed as Exhibit 10.1 to Form 8-K filed January 12, 2017 and incorporated herein by reference).*
10.8 10.9 21.1

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

Rave Restaurant Group, Inc.
Date: September 20, 2017	By: /s/ Scott Crane
Scott Crane
President and Chief Executive Officer

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Scott Crane	September 20, 2017
Scott Crane
President and Chief Executive Officer (Principal Executive Officer)

/s/Timothy E. Mullany	September 20, 2017
Timothy E. Mullany
Chief Financial Officer (Principal Financial and Accounting Officer)
/s/Mark E. Schwarz	September 20, 2017
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 20, 2017
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	September 20, 2017
Steven M. Johnson
Director

/s/Robert B. Page	September 20, 2017
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 20, 2017
William C. Hammett, Jr.
Director

/s/ Clinton J. Coleman	September 20, 2017
Clinton J. Coleman
Director

RAVE RESTAURANT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rave Restaurant Group, Inc.

The Colony, Texas

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. as of June 25, 2017 and June 26, 2016 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rave Restaurant Group, Inc. as of June 25, 2017 and June 26, 2016, and the results of its operations and cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP

Plano, Texas

September 20, 2017

RAVE RESTAURANT GROUP, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 25,	June 26,
	2017	2016

REVENUES:	$ 57,113	$ 59,953

COSTS AND EXPENSES:
Cost of sales	50,252	52,355
General and administrative expenses	7,710	7,109
Franchise expenses	3,896	3,636
Pre-opening expenses	162	883
Loss on sale of assets	882	-
Impairment of long-lived assets and other lease charges (See Note A)	5,877	1,698
Bad debt	342	101
Interest expense	106	4
	69,227	65,786

LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES	(12,114)	(5,833)

Income tax expense	53	2,654

LOSS FROM
CONTINUING OPERATIONS	(12,167)	(8,487)

Loss from discontinued operations, net of taxes	(324)	(399)

NET LOSS	$ (12,491)	$ (8,886)

LOSS PER SHARE OF COMMON
STOCK - BASIC:
Loss from continuing operations	$ (1.15)	$ (0.82)
Loss from discontinued operations	$ (0.03)	$ (0.04)
Net loss	$ (1.18)	$ (0.86)

LOSS PER SHARE OF COMMON
STOCK - DILUTED:
Loss from continuing operations	$ (1.15)	$ (0.82)
Loss from discontinued operations	$ (0.03)	$ (0.04)
Net loss	$ (1.18)	$ (0.86)

Weighted average common
shares outstanding - basic	10,617	10,317

Weighted average common
shares outstanding - diluted	10,617	10,317

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
<BTB>
	June 25,	June 26,
ASSETS	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$451	$873
Accounts receivable, less allowance for doubtful
accounts of $249 and $198, respectively	2,761	2,780
Notes receivable	675	167
Inventories	79	197
Income tax receivable	194	194
Property held for sale	671	-
Prepaid expenses and other	295	430
Total current assets	5,126	4,641

LONG-TERM ASSETS
Property, plant and equipment, net	3,808	12,979
Long-term notes receivable	127	382
Deposits and other, net	485	503
Total assets	$9,546	$18,505
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable - trade	$4,165	$3,815
Short-term debt	1,000	-
Accrued expenses	1,265	1,220
Deferred rent	101	160
Deferred revenues	212	304
Total current liabilities	6,743	5,499

LONG-TERM LIABILITIES
Convertible notes	2,749	-
Deferred rent, net of current portion	655	1,710
Deferred revenues, net of current portion	1,425	1,440
Other long-term liabilities	53	453
Total liabilities	11,625	9,102

COMMITMENTS AND CONTINGENCIES (See Notes F and J)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 26,000,000
shares; issued 17,786,049 and 17,460,951 shares, respectively;
outstanding 10,666,649 and 10,341,551 shares, respectively	178	175
Additional paid-in capital	26,784	25,778
Retained earnings (accumulated deficit)	(4,405)	8,086
Treasury stock at cost
7,119,400 shares	(24,636)	(24,636)
Total shareholders' equity (deficit)	(2,079)	9,403
Total liabilities and shareholders' equity (deficit)	$9,546	$18,505
<
See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total


BALANCE, JUNE 28, 2015	10,255	$ 174	$ 24,700	$ 16,972	(7,119)	$ (24,636)	$ 17,210

Stock compensation expense	-	-	213	-	-	-	213
Stock options exercised	28	-	102	-	-	-	102
Sale of stock	59	1	763	-	-	-	764
Net loss	-	-	-	(8,886)	-	-	(8,886)

BALANCE, JUNE 26, 2016	10,342	$ 175	$ 25,778	$ 8,086	(7,119)	$ (24,636)	$ 9,403

Stock compensation expense	-	-	58	-	-	-	58
Stock options exercised	315	3	803	-	-	-	806
Conversion of senior notes, net	10	-	145	-	-	-	145
Net loss	-	-	-	(12,491)	-	-	(12,491)

BALANCE, JUNE 25, 2017	10,667	$ 178	$ 26,784	$ (4,405)	(7,119)	$ (24,636)	$ (2,079)

See accompanying Report of Independent Registered Public
Accounting Firm and Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
<BTB>
	Fiscal Year Ended
	June 25,	June 26,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,491)	$ (8,886)
Adjustments to reconcile net loss to cash
provided (used) by operating activities:
Impairment of fixed assets and other assets	4,773	1,698
Stock compensation expense	58	213
Deferred income taxes	-	2,593
Depreciation and amortization	2,456	2,722
Loss on the sale of assets	882	432
Provision for bad debt	342	101
Changes in operating assets and liabilities:
Notes and accounts receivable	(576)	(44)
Inventories	118	(17)
Income tax receivable	-	492
Prepaid expenses, deposits and other, net	116	419
Deferred revenue	(107)	195
Accounts payable - trade	350	940
Accrued expenses, deferred rent and other	(1,469)	1,088
Cash provided (used) by operating activities	(5,548)	1,946

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of assets	999	444
Capital expenditures	(573)	(8,110)
Cash provided (used) by investing activities	426	(7,666)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in short-term debt	1,000	-
Proceeds from sale of stock	-	764
Proceeds from issuance of convertible notes	2,894	-
Proceeds from exercise of stock options	806	102

Cash provided by financing activities	4,700	866

Net decrease in cash and cash equivalents	(422)	(4,854)
Cash and cash equivalents, beginning of year	873	5,727
Cash and cash equivalents, end of year	$ 451	$ 873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$ 25	$ 4
Income taxes	$ 29	$ -

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

As of June 25, 2017, we owned and operated 13 Pie Five restaurants (“Pie Five Units”). As of that date, we also had 71 franchised Pie Five Units and 221 franchised Pizza Inn restaurants. The 161 domestic franchised Pizza Inn restaurants were comprised of 93 pizza buffet restaurants (“Buffet Units”), 11 delivery/carry-out restaurants (“Delco Units”) and 57 express restaurants (“Express Units”). The 60 international franchised Pizza Inn restaurants were comprised of 12 Buffet Units, 40 Delco Units and eight Express Units. Domestic Pizza Inn restaurants were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 17%, 17% and 9%, respectively, of the total number of domestic restaurants.

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 25, 2017 and June 26, 2016 and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

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

Discontinued operations includes income/loss from a restaurant that closed in fiscal 2017 and a leased building associated with a Company-owned restaurant closed in a prior year.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2017 and 2016, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $5.9 million and $1.7 million, respectively, related to the carrying value of multiple Pie Five and Pizza Inn units.

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

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements. The majority of amounts and terms are contained under formal promissory and personal guarantee agreements. All notes allow for early payment without penalty. Fixed principle and interest payments are due weekly or monthly. Interest income is recognized monthly. Notes receivable mature at various dates through 2021 and bear interest at rates that range from 0.0% to 7.0% (3.9% weighted average rate at June 25, 2017).

Management evaluates the creditworthiness of franchisees by considering credit history and sales to evaluate credit risk. Management determines interest rates based on credit risk of the underlining franchisee. The Company monitors payment history to determine whether or not a loan should be placed on a nonaccrual status or impaired.

The Company charges off notes receivable based on an account-by-account analysis of the borrower’s current economic conditions, monthly payments history and historical loss experience. The allowance for doubtful notes receivable is netted within notes receivable. Notes receivable as of June 25, 2017 consisted of $0.7 million in current assets and $0.1 million in long-term assets. Notes receivable as of June 26, 2016 consisted of $0.2 million in current assets and $0.4 million in long-term assets.

The principal balance outstanding on the notes receivable and expected principal collections for the next five years and thereafter were as follows as of June 25, 2017 (in thousands):

	Notes	Notes
	Receivable, Gross	Receivable, Net of Allowance
2018	752	675
2019	66	4
2020	69	69
2021	54	54
	941	802

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In fiscal year 2017, the Company had a full valuation allowance against its net deferred tax assets. The valuation allowance was increased by $4.1 million in fiscal year 2017, increasing from $4.9 million at June 26, 2016 to $9.0 million at June 25, 2017.  The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that it was appropriate to maintain a full valuation allowance against all of the Company’s deferred tax assets.

Income tax expense of $0.1 million for fiscal 2017 represented state taxes. At the end of tax year ended June 25, 2017, the Company had net operating loss carryforwards totaling $13.6 million that are available to reduce future taxable income and will begin to expire in 2032.

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

Franchise revenue consists of income from license fees, royalties, and area development and foreign master license sales. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. For the fiscal years ended June 25, 2017 and June 26, 2016, 87.8% and 82.8%, respectively, of franchise revenue was comprised of recurring royalties.

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

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred and totaled $0.8 million for fiscal year ended June 25, 2017 and $1.2 million for fiscal year ended June 26, 2016. Advertising and marketing costs are included in cost of sales and general and administrative expenses in the consolidated statements of operations.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June. The fiscal year ended June 25, 2017 and the fiscal year ended June 26, 2016 both contained 52 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT:

Property, and plant and equipment consist of the following (in thousands):

<BTB>	Estimated Useful	June 25,	June 26,
   	Lives	2017	2016

Equipment, furniture and fixtures	3 - 7 yrs	$4,791	$9,697
Software	5 yrs	1,143	872
Leasehold improvements	10 yrs or lease term, if shorter	3,949	13,290
		9,883	23,859
Less: accumulated depreciation/amortization		(6,075)	(10,880)
		$3,808	$12,979

Depreciation and amortization expense was approximately $2.5 million and $2.7 million for the fiscal years ended June 25, 2017 and June 26, 2016, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

<BTB>	June 25,	June 26,
   	2017	2016
Compensation	$836	$728
Other	254	447
Professional fees	167	37
Insurance loss reserves	8	8

	$1,265	$1,220

NOTE D - CONVERTIBLE NOTES:

On March 3, 2017, the Company completed a registered shareholder rights offering of its 4% Convertible Senior Notes due 2022 (“Notes”). Shareholders exercised subscription rights to purchase all 30,000 of the Notes at the par value of $100 per Note, resulting in gross offering proceeds to the Company of $3.0 million.

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

Noteholders may convert their notes to common stock effective February 15, May 15, August 15 and November 15 of each year, unless the Company sooner elects to redeem the notes. The conversion price is $2.00 per share of common stock. Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The Company determined that the Notes contained a beneficial conversion feature of $0.1 million since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued. The beneficial conversion feature and the issuance costs of the notes aggregated $0.2 million and were considered a debt discount and accreted into interest expense using the effective interest method over the debt maturity period.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
<BTB>	June 25,	June 26,
   	2017	2016
Current - Federal	$—	$—
Current - Foreign	—	—
Current - State	53	4
Deferred - Federal	—	2,764
Deferred - State	—	(114)
Provision for income taxes	$53	$2,654

Discontinued operations had no material impact on provision for income taxes for fiscal years ended June 25, 2017 and June 26, 2016.

The effective income tax rate varied from the statutory rate for the fiscal years ended June 25, 2017 and June 26, 2016 as reflected below (in thousands):

<BTB>	June 25,	June 26,
	2017	2016
Federal income taxes based on 34%
of pre-tax loss	$(4,119)	$(1,983)
State income tax, net of federal effect	35	30
Permanent adjustments	24	19
Valuation allowance	4,019	4,757
Other	94	(169)
	$53	$2,654

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

<BTB>	June 25,	June 26,
	2017	2016

Current
Reserve for bad debt	$89	$70
Deferred fees	27	105
Other reserves and accruals	1,323	1,246
	1,439	1,421
Non Current
Credit carryforwards	199	747
Net operating loss carryforwards	4,799	197
Depreciable assets	2,585	2,526

Total gross deferred tax asset	9,022	4,891

Valuation allowance	(9,022)	(4,891)

Net deferred tax asset	$-	$-

       At the end of tax year ended June 25, 2017, the Company had net operating loss carryforwards totaling $13.6 million that are available to reduce future taxable income and will begin to expire in 2032.

The Company continually reviews the reliability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In fiscal 2016, the Company recorded a $4.9 million valuation allowing against its net deferred tax assets. The valuation allowance was increased by $4.1 million in fiscal 2017 to $9.0 million as of June 25, 2017. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard.

 In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such an assessment, more weight was given to the evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

The Company leases its 38,130 square foot corporate office facility with average annual lease payments of approximately $9.00 per square foot.  This lease began on January 2, 2017 and has a ten year term.

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 25, 2017 were as follows (in thousands):

<BTB>	Operating
   	Leases

2018	$2,485
2019	2,246
2020	2,272
2021	2,347
2022	2,258
Thereafter	6,381
$17,989

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 25, 2017 were as follows (in thousands):

<BTB>	Sublease Rental
   	Income

2018	$187
2019	162
2020	168
2021	174
2022	175
Thereafter	350
$1,216

Rental expense consisted of the following (in thousands):

                	Fiscal Year Ended
	June 25,	June 26,
	2017	2016
Minimum rentals	$1,878	$3,090
Sublease rentals	(129)	(257)
	$1,749	$2,833

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective June 27, 2005, the Company has a discretionary matching contribution. For calendar years 2015 and 2016, the Company contributed on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401(k) of the Code.

For the fiscal years ended June 25, 2017 and June 26, 2016, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $40,000 and $53,000, respectively.

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

Share based compensation expense is included in general and administrative expense in the statement of operations.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

<BTB>	Fiscal Year Ended
<BTB>	June 25, 2017		June 26, 2016
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning
of year	847,556	$ 3.77	871,798	$ 3.51

Granted	50,000	$ 3.95	42,786	$ 10.92
Exercised	(315,000)	$ 2.56	(27,916)	$ 3.65
Forfeited/Canceled/Expired	(104,500)	$ 5.67	(39,112)	$ 5.67

Outstanding at end of year	478,056	$ 4.16	847,556	$ 3.77

Exercisable at end of year	388,056	$ 3.54	558,620	$ 2.71

Weighted-average fair value of
options granted during the year		$ 1.11		$ 4.24

Total intrinsic value of
options exercised		$ 806,400		$ 102,010

At June 25, 2017, there was no intrinsic value of options outstanding.

The following table provides information on options outstanding and options exercisable as of June 25, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Options	Remaining	Weighted-	Options	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at June 25, 2017	Life (Years)	Exercise Price	at June 25, 2017	Exercise Price
$1.55 - 1.95	81,306	2.1	$1.90	81,306	$1.90
$1.96 - 2.35	90,000	1.0	$2.32	90,000	$2.32
$2.36 - 2.75	40,000	4.0	$2.71	40,000	$2.71
$2.76 - 3.30	55,000	5.0	$3.11	55,000	$3.11
$3.31 - 3.95	50,000	18.5	$3.95	-	$0.00
$5.51 - 5.74	8,664	6.0	$5.74	8,664	$5.74
$5.95 - 6.25	128,800	6.9	$6.07	88,800	$4.07
$6.26 - 13.11	24,286	8.0	$13.11	24,286	$13.11
	478,056	5.8	$4.16	388,056	$3.54

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

The following weighted average assumptions were used for options granted in the last two fiscal years:

	June 25,	June 26,
Fiscal Year Ended	2017	2016

Expected life (in years)	5.5	5.7
Expected volatility	34.6%	36.0%
Risk-free interest rate	1.1%	1.6%
Expected forfeiture rate	61.8%	61.8%

At June 25, 2017, the Company had unvested options to purchase 90,000 shares with a weighted average grant date fair value of $6.77. The total remaining unrecognized compensation cost related to unvested stock options amounted to approximately $0.2 million at June 25, 2017. The weighted average remaining requisite service period of the unvested awards was 4.6 months. Stock compensation expense related to stock options of $58,000 and $213,000 was recognized in fiscal years 2017 and 2016, respectively.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2017, an aggregate of 536,310 restricted stock units were granted to certain employees.

The restricted stock units granted to each recipient are allocated among performance criteria pertaining to various aspects of the Company’s business, as well as its overall operations, measured based on its fiscal year ending June 24, 2019. Achievement of the various performance criteria entitles the recipient to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions on our common stock, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in fiscal 2017 is $5.99 per unit. The Company benefited from a credit in compensation expense of $33 thousand which had no income tax impact due to a full valuation allowance.

A summary of the status of restricted stock units as of June 25, 2017 and June 26, 2016, and changes during the fiscal years then ended is presented below:

Number of Restricted Stock Units

	June 25,	June 26,
	2017	2016
Outstanding at beginning of year	79,620	—
Granted during the year	536,310	100,190
Forfeited during the year	(127,980)	(20,570)
Outstanding at end of year	487,950	79,620

Vested at beginning of year	—	—
Vested during the year	—	—
Vested at end of year	—	—

Unvested at end of year	487,950	79,620

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. No shares were repurchased during fiscal 2017 and, as of June 25, 2017, there were 848,425 shares available to repurchase under the plan.

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

On October 1, 2014, the Company entered into a new At Market Issuance Sales Agreement with MLV pursuant to which the Company could initially offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through MLV, acting as agent (the “2014 ATM Offering”). On February 13, 2015, the aggregate offering amount of the 2014 ATM Offering was increased to $10,000,000. The 2014 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on August 8, 2014. Through June 25, 2017, the Company had sold an aggregate of 825,763 shares in the 2014 ATM Offering, realizing aggregate gross proceeds of $8.1 million. No sales were made under the 2014 ATM Offering during fiscal 2017.

The Company pays to MLV a fee equal to 3% of the gross sales price in addition to reimbursing certain costs. Expenses associated with the 2013 ATM Offering and 2014 ATM Offering were $0 and $21,000 in fiscal 2017 and fiscal 2016, respectively, which includes fees and expense reimbursement to MLV and legal and other offering expenses incurred by the Company.

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

	Fiscal Year Ended
	June 25,	June 26,
	2017	2016
Loss from continuing operations	$ (12,167)	$ (8,487)
Discontinued operations	(324)	(399)
Net loss available to common stockholders	$ (12,491)	$ (8,886)

BASIC:
Weighted average common shares	10,617	10,317

Loss from continuing operations per common share	$ (1.15)	$ (0.82)
Discontinued operations per common share	(0.03)	(0.04)
Net loss per common share	$ (1.18)	$ (0.86)

DILUTED:
Weighted average common shares	10,617	10,317
Stock options	-	-
Weighted average common shares outstanding	10,617	10,317

Loss from continuing operations per common share	$ (1.15)	$ (0.82)
Discontinued operations per common share	(0.03)	(0.04)
Net loss per common share	$ (1.18)	$ (0.86)

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended June 25, 2017 and June 26, 2016 (in thousands):

<BTB>	Fiscal Year Ended
	June 25,	June 26,
	2017	2016
Net sales and operating revenues:
Franchising and food and supply distribution	$ 41,880	$ 40,324
Company-owned restaurants (1)	15,233	19,629
Consolidated revenues	$ 57,113	$ 59,953

Depreciation and amortization:
Franchising and food and supply distribution	$ 11	$ 23
Company-owned restaurants (1)	1,987	2,458
Combined	1,998	2,481
Corporate administration and other	458	241
Depreciation and amortization	$ 2,456	$ 2,722

Loss from continuing operations before taxes
Franchising and food and supply distribution (2)	$ 2,294	$ 2,927
Company-owned restaurants (1) (2)	(3,797)	(4,293)
Combined	(1,503)	(1,366)
Impairment of long-lived assets and other lease charges	(5,877)	(1,698)
Corporate administration and other (2)	(4,734)	(2,769)
Loss from continuing operations before taxes	$ (12,114)	$ (5,833)

Capital Expenditures:
Franchising and food and supply distribution	$ -	$ -
Company-owned restaurants	337	7,497
Corporate administration	236	613
Combined capital expenditures	$ 573	$ 8,110

Assets:
Franchising and food and supply distribution	$ 3,326	$ 3,187
Company-owned restaurants	3,346	12,817
Corporate administration	2,874	2,501
Combined assets	$ 9,546	$ 18,505

(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed
Consolidated Statement of Operations.

(2)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$ 56,509	$ 59,402
Foreign countries	604	551
Consolidated total	$ 57,113	$ 59,953

