Form 10-K/A
period 2017-06-25
RAVE RESTAURANT GROUP, INC.
filed 2017-10-20
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer __ Accelerated filer__ Non-accelerated filer__ Smaller reporting company Ö

Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___ No Ö

As of December 25, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16.9 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of October 20, 2017, there were 14,282,558 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rave Restaurant Group, Inc. (together with subsidiaries, the “Company” or “Rave” or in the first person notations of “we,” “us” and “our”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 25, 2017, filed with the Securities and Exchange Commission (“SEC”) on September 25, 2017 (the “Original Form 10-K”), for the primary purpose of including therein the information required by Items 10 through 14 of Part III which was previously omitted in reliance on General Instruction G to Form 10-K. This Amendment amends and restates Items 10 through 14 of Part III in their entirety. This Amendment also amends the cover page of the Original Form 10-K to (a) update the number of shares of common stock outstanding, and (b) delete the reference to incorporation by reference of the information required by Part III. In addition, Item 15(a)(3) of Part IV is amended to add as Exhibits 31.3 and 31.4 the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Exhibit 102 containing additional interactive data files pursuant to Rule 405 of Regulation S-T.

Except as described above, no other changes have been made to the Original Form 10-K.  This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as expressly stated herein.  Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect any events that may have occurred or facts that may have become known after the filing of the Original Form 10-K. Consequently, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

Capitalized terms used herein without definition have the meaning set forth in the Original Form 10-K.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding the members of the Board of Directors (the “Board”) and the executive officers of the Company.  Directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified. There are no family relationships among any of our directors or executive officers.

Name	Age	Positions with the Company
Mark E. Schwarz	56	Director and Chairman
Clinton J. Coleman	40	Director
William C. Hammett, Jr.	71	Director
Steven M. Johnson	58	Director
Robert B. Page Ramon D. Phillips Scott Crane Timothy E. Mullany	58 84 44 42	Director Director Chief Executive Officer Chief Financial Officer

Mark E. Schwarz became a director and Chairman of the Board of the Company in 2004. Mr. Schwarz is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P., a private investment management firm he founded in 1993. Newcastle Capital Management, L.P. is the general partner of Newcastle Partners, L.P., which is the largest shareholder of the Company. (See, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.) Mr. Schwarz is Chairman of the boards of directors of Hallmark Financial Services, Inc., a specialty property and casualty insurance company, and Wilhelmina International, Inc., a model management and talent representation company. Within the past five years, he has also served as a director of SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications. The Board believes that Mr. Schwarz should serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company.

Clinton J. Coleman became a director of the Company in 2007. He previously served as the Company’s Interim Chief Executive Officer from July, 2016 until January 2017, and from June, 2012 until November, 2012. Mr. Coleman also previously served as Interim Chief Financial Officer of the Company between July, 2006 and January, 2007.  Mr. Coleman is a Managing Director of Newcastle Capital Management, L.P., a private investment firm that is the general partner of Newcastle Partners, L.P., which is the largest shareholder of the Company. (See, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.) Mr. Coleman has also served as the Chief Executive Officer of Bell Industries, Inc., a company primarily providing information technology services, since 2007.  Prior to joining Newcastle, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from 2003 to 2005. From 2002 to 2003, he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman presently serves as a director of Wilhelmina International, Inc., a model management and talent representation company. The Board believes that Mr. Coleman should serve as a director of the Company due to his experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries.

William C. Hammett, Jr., became a director of the Company in 2007. Mr. Hammett is retired. From 2010 to 2014, he served as the Chief Executive Officer of iH3, LLC, an integrated wellness and fitness company working with physicians and hospitals targeting chronic illnesses. He was the Chief Financial Officer and Executive Vice President of Pegasus Solutions, Inc., a global provider of reservations-related services and technology in the hospitality industry, from 2006 through 2008. Mr. Hammett was the Chief Financial Officer and Senior Vice President for Dave & Buster’s, Inc., an operator of restaurant/entertainment complexes, from 2001 through 2006. From 1997 to 2001, Mr. Hammett was self-employed in the restaurant industry. From 1992 to 1997, Mr. Hammett was the Chief Financial Officer/Senior Vice President Accounting & Administration for La Quinta Inns, Inc., a national hotel chain. Previously, he was employed by the accounting firm of PriceWaterhouseCoopers. The Board believes that Mr. Hammett should serve as a director of the Company due to his financial and management background and his experience in the restaurant, entertainment and hospitality industries.

Steven M. Johnson became a director of the Company in 2006. Since late 2016, he has served as the Chief Executive Officer of Viva Chicken Holdings, LLC, the owner and operator of Viva Chicken Peruvian Rotisserie Joint restaurants. Mr. Johnson is also a franchisee of Jimmy John’s Gourmet Sandwiches restaurants. From 2006 until 2012, Mr. Johnson served as the Chief Executive Officer of F&H Acquisition Corp., which owns and operates the Champps, Fox & Hound, and Bailey’s restaurant concepts.  Subsequently, in December, 2013, F&H Acquisition Corp. filed a petition seeking relief under Chapter 11 of the United States Bankruptcy Code. From 1999 to 2006, Mr. Johnson served as Chief Executive Officer of Fox & Hound Restaurant Group. From 1992 until 1998, Mr. Johnson was Chief Operating Officer for Coulter Enterprises, Inc., a Pizza Hut franchisee operating 100 Pizza Hut restaurants. From 1985 through 1991, he was Controller for Fugate Enterprises, Inc., a Pizza Hut, Taco Bell and Blockbuster Video franchisee. Previously, he was employed by the accounting firm of Ernst & Young. Mr. Johnson is a certified public accountant and presently serves as a director of Good Times Restaurants, Inc., an owner and franchisor of hamburger-oriented restaurants. The Board believes that Mr. Johnson should serve as a director of the Company due to his financial and management background and his experience in the restaurant and franchising industries.

Robert B. Page became a director of the Company in 2004. Since 2011, Mr. Page has been an independent restaurant consultant. Mr. Page served as the Chief Executive Officer of Backyard Burgers, Inc. from 2008 to 2011. He served as the Acting Chief Executive Officer of the Company from January, 2005 through March, 2005. He is also a former franchisee of Shoney’s, Inc., a family dining restaurant chain. From 2000 until 2002, Mr. Page was Chief Operations Officer of Gordon Biersch Brewery Restaurant Inc., a group of casual dining restaurants. From 1993 through 2000, he worked for Romacorp, Inc., which owned the Tony Roma’s chain of casual dining restaurants, where he was Chief Executive Officer and a board member from 1998 through 2000, and President and Chief Operations Officer from 1993 through 1998. The Board believes that Mr. Page should serve as a director of the Company due to his management experience and his expertise in the restaurant industry.

Ramon D. Phillips became a director of the Company in 2004. He was previously a director of the Company from 1980 through 1989, and again from 1990 through 2002. Mr. Phillips is retired. He is the former Chairman of the Board, President, and Chief Executive Officer of Hallmark Financial Services, Inc., a property and casualty insurance holding company. He served as Chairman, President, and Chief Executive Officer of Hallmark from 1989 through 2000, and continued as Chairman and Chief Executive Officer through 2001. Prior to Hallmark, Mr. Phillips had twenty years of experience in the franchise restaurant industry, serving as Chief Financial Officer of the Company from 1974 to 1989 and as Controller for Kentucky Fried Chicken, Inc. from 1969 to 1974. The Board believes that Mr. Phillips should serve as a director of the Company due to his executive and board experience, his expertise in the franchise restaurant industry and his significant background with the Company.

Scott Crane was appointed President and Chief Executive Officer of the Company in January 2017. From 2007 through 2016, Mr. Crane served as the Managing Partner and Operating Director of Consumer Capital Partners, an investment firm specializing in leveraged buyouts, recapitalizations and growth capital investments, primarily in the restaurant, food, retail and leisure industries. From 2012 through 2016, he variously served as President (2012-2016), Chief Executive Officer (2013-2016) and Chief Development Officer (2012-2014) of Smashburger, a fast casual “better burger” restaurant chain. From 2010 to 2011, Mr. Crane served as President of Corporate Restaurants at Quiznos, a chain of submarine sandwich restaurants. He was previously the President of Smashburger from 2007 through 2010.

Timothy E. Mullany was appointed Chief Financial Officer of the Company in May, 2014. Mr. Mullany had since 2011 served as the Chief Financial Officer of Restaurants Unlimited, Inc., a food service company owning and operating over 20 brands. From 2009 to 2011, he simultaneously served as Chief Financial Officer of Smashburger Master LLC and Consumer Capital Partners, which owned the Smashburger fast-casual and Quiznos quick-service restaurant concepts, respectively. From 2007 to 2009, Mr. Mullany was the Chief Financial Officer of Global Portfolio Advisors, Ltd., a company providing an array of brokerage clearing services. From 2004 to 2007, he served as the Chief Executive Officer of Mystic Entertainment Company, which owned and operated restaurant and entertainment venues, and briefly held the position of Chief Financial Officer for its parent company. Previously, Mr. Mullany was a Senior Associate for Venture Capital at J.P. Morgan & Co. from 2000 to 2002, was an Investment Banking Analyst with Bank of America Merrill Lynch from 1999 to 2000, and was a Senior Associate at KPMG LLP from 1997 to 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and beneficial owners of more than 10% of its common stock to report their ownership of and transactions in the common stock to the SEC and to furnish the Company with copies of such reports. The Company believes that, during the preceding fiscal year, all of the Company’s executive officers, directors and beneficial owners of more than 10% of its common stock timely filed all reports required by Section 16(a) of the Act, except that Mr. Mullany was late filing one Form 4 reporting the sale of shares and one Form 4 reporting a grant of restricted stock units. In making these statements, the Company has relied upon examination of copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the representations of its directors, executive officers and 10% shareholders.

Codes of Ethical Conduct

The Company is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our shareholders well and maintaining the Company’s integrity in the marketplace. The Company has adopted a Code of Business Conduct that applies to all Company employees and directors and a Financial Code of Conduct for financial managers. These documents are available at the Company’s website at www.raverg.comhttp://www.pizzainn.com. We will post on this website any amendments to the Code of Business Conduct or waivers of the Code of Business Conduct for directors or executive officers.

Nominating Procedures

No changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement for the 2016 Annual Meeting of Shareholders.

Audit Committee

The Board has a separately-designated Audit Committee comprised of William C. Hammett, Jr. (Chairman), Robert B. Page and Ramon D. Phillips.  The Board has determined that each member of the Audit Committee is “independent” as defined by Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that at least one member of the Audit Committee, Mr. Phillips, is an “audit committee financial expert,” as defined by SEC rules and regulations. This designation does not impose upon Mr. Phillips any duty, obligation or liability that is greater than is generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert does not affect the duty, obligation or liability of any other member of the Audit Committee or the Board. For an overview of Mr. Phillips’ relevant experience, see “Directors and Executive Officers” above.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the compensation earned during the fiscal years ending June 25, 2017 and June 26, 2016 by each person who served as an executive officer of the Company at any time during fiscal 2017 (the “Named Executive Officers”):

Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Scott Crane President and Chief Executive Officer (5)	2017	186,238	200,000	--	--	386,238
Clinton J. Coleman President and Chief Executive Officer (5)	2017	--	--	--	--	--
Randall E. Gier President and Chief Executive Officer (5)	2017 2016	27,720 351,677	-- --	-- --	554 5,300	28,274 356,977
Timothy E. Mullany Chief Financial Officer	2017 2016	299,294 291,202	15,000 --	-- --	4,382 5,300	318,676 296,502

(1)	Reflects the fair value of restricted stock unit awards estimated on the date of grant based on the probable outcome of certain performance conditions. Restricted stock units represent the right to receive shares of the Company’s common stock upon satisfaction of vesting requirements and performance conditions. Assumptions used in calculating the grant date fair value are included in Note H to the financial statements included in Item 8 of this Annual Report on Form 10-K. During fiscal 2017, the Company determined that the probability of achieving the minimum performance criteria was remote. Assuming that the highest level of performance conditions will be achieved, the grant date fair value of the awards would be $1,152,000 and $393,320 for Messrs. Crane and Mullany, respectively.

(2)	Represents the Company’s matching contribution to 401(k) plan.

(3)	Mr. Crane’s tenure commenced January 9, 2017. Mr. Coleman served as Interim Chief Executive Officer from July 21, 2016 until January 9, 2017. Mr. Gier’s employment terminated on July 21, 2016.

Employment Arrangements

The Company's current executive officers, Mr. Crane and Mr. Mullany, are both at-will employees. Neither of the current executive officers is covered under any general severance plan.

Mr. Crane is employed as President and Chief Executive Officer of the Company pursuant to a letter agreement specifying his initial base pay, bonus, restricted stock units and relocation reimbursement, as well as eligibility for annual discretionary bonuses, eligibility to participate under the Company’s equity compensation plans and right to other benefits generally available to the Company’s employees. The letter agreement also provides that, if the Company terminates Mr. Crane without Cause (as defined therein) or Mr. Crane terminates his employment for Good Reason (as defined therein), he will be entitled to continue to receive his base salary and health care benefits for a severance period equal to the lesser of (a) 12 months, or (b) six months plus three months for each full year of service. In the event such termination by the Company without Cause or termination by Mr. Crane for Good Reason occurs within three months prior to or 12 months following a Change in Control (as defined therein), Mr. Crane will additionally be entitled to a pro rata portion of his annual bonus. The letter agreement also contains a covenant not to compete which precludes Mr. Crane from engaging in any pizza restaurant business for a period of 12 months after the termination of his employment, as well as non-disclosure, non-solicitation and other common employment covenants.

Mr. Mullany is employed as Chief Financial Officer pursuant to a letter agreement specifying his initial base pay, stock options and relocation reimbursement, as well as eligibility for annual discretionary bonuses, eligibility to participate under the Company’s equity compensation plans and right to other benefits generally available to the Company’s employees. The letter agreement also contains a covenant not to compete which precludes Mr. Mullany from engaging in any pizza restaurant business for a period of 12 months after the termination of his employment, as well as non-disclosure, non-solicitation and other common employment covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards at June 25, 2017, for all the Named Executive Officers of the Company.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Award Date (2)	Number of Unearned Shares Underlying Restricted Stock Units That Have Not Vested (#) (3)	Market Value of Unearned Shares Underlying Restricted Stock Units That Have Not Vested ($) (3) (4)
Scott Crane (5)	--	--	--	--	01/12/2017	150,000	274,500
Clinton J. Coleman (5)	40,000 31,506 40,000 40,000 8,664 28,800 24,286	-- -- -- -- -- -- --	2.32 1.90 2.71 3.11 5.74 6.23 13.11	07/02/2018 06/29/2019 06/27/2021 06/25/2022 07/01/2023 06/30/2024 07/02/2025	--	--	--
Randall E. Gier (5)	--	--	--	--	--	--	--
Timothy E. Mullany	60,000	40,000	6.03	05/05/2024	01/28/2016 12/14/2016	10,025 32,595	18,346 59,649

(1)	Options held by Mr. Coleman represent automatic director grants which fully vest one year from the date of grant. Options held by Mr. Mullany vest 10%, 20%, 30% and 40% on the first, second, third and fourth anniversaries of the grant date, respectively.

(2)	Restricted stock units granted January 28, 2016 vest October 15, 2018. Restricted stock units granted January 12, 2017 and December 14, 2016 vest October 15, 2019.

(3)	Based on achieving all minimum performance conditions.

(4)	Based on the closing market price of the Company’s common stock of $1.83 on June 25, 2017.

(5)	Mr. Crane’s tenure commenced January 9, 2017. Mr. Coleman served as Interim Chief Executive Officer from July 21, 2016 until January 9, 2017. Mr. Gier’s employment terminated on July 21, 2016.

Director Compensation

The Chairman of the Board receives an annual retainer of $23,000 and the other non-employee directors receive an annual retainer of $17,000. Each non-employee director additionally receives a fee of $1,000 for each Board meeting attended and a fee of $250 for each committee meeting attended. Directors are also reimbursed for their reasonable expenses in connection with attending Board and committee meetings.

In addition to an annual retainer and meeting fees, each non-employee director is eligible to receive awards under the 2015 Long Term Incentive Plan. Pursuant to the 2015 Long Term Incentive Plan, the Compensation Committee and full Board have authorized eligible directors to automatically be granted, as of the first day of the Company’s fiscal year, an option to purchase two shares of the Company’s common stock for each share purchased by such non-employee director during the preceding fiscal year of the Company (excluding shares purchased upon the exercise of previously granted options), up to a maximum grant of options to purchase 40,000 shares of the common stock. Stock options granted under the 2015 Long Term Incentive Plan have an exercise price equal to the market price of the common stock on the date of grant, are first exercisable one year after grant and expire to the extent unexercised after ten years.

The following table summarizes compensation earned by each person who served as a non-employee director during fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Mark E. Schwarz (2)	29,000	44,336	73,336
Clinton J. Coleman (2)	22,250	--	22,250
William C. Hammett, Jr. (2)	23,500	11,084	34,584
Steven M. Johnson (2)	22,250	--	22,250
Robert B. Page (2)	23,750	--	23,750
Ramon D. Phillips (2)	23,750	--	23,750

(1)	Reflects the fair value of each stock option estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in calculating this amount are included in Note H to the financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	In fiscal 2017, stock options to purchase 40,000 shares and 10,000 shares were granted to Messrs. Schwarz and Hammett, respectively, which fully vested one year from the date of grant. As of June 25, 2017, Messrs. Johnson, Page and Phillips held no unexercised stock options and Messrs. Schwarz, Coleman and Hammett held unexercised stock options for 135,000, 213,256 and 29,800 shares, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of October 20, 2017 concerning beneficial ownership of the common stock of the Company by:

• Any person or group known to beneficially own more than 5% of the common stock;

• Each current director and the Named Executive Officers of the Company; and

• All current directors and executive officers as a group.

The information provided in the table is based on the Company’s records, information filed with the SEC and other information provided to the Company. The number of shares beneficially owned by each person or group is determined under SEC rules, and the information is not necessarily indicative of ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person or group has sole or shared voting or investment power and any shares that the person or group has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated, (a) all persons have sole voting and investment power (or share such powers with their spouse) with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) the directors and Named Executive Officers have not pledged as security any of the shares beneficially owned by them.

Beneficial Owner	No. of Shares Beneficially Owned	Percent Of Class
5% Beneficial Owners:
Newcastle Partners, L.P. (1)	2,839,453	19.9
Newcastle Partners, L.P. (2)(3) Newcastle Capital Management, L.P. (2)(3) Newcastle Capital Group, L.L.C. (2)(3) NCM Services, Inc. (2)(3) Schwarz 2012 Family Trust (2)(3) Hallmark Financial Services, Inc. (2)(3) American Hallmark Insurance Company of Texas (2)(3) Hallmark Insurance Company (2)(3) Hallmark Specialty Insurance Company (2)(3) Mark E. Schwarz (2)(3)	6,050,730	39.6
Directors and Named Executive Officers:
Mark E. Schwarz (2)(3)	6,050,730	39.6
Clinton J. Coleman (4)	360,084	2.5
William C. Hammett, Jr. (4)	46,900	*
Steven M. Johnson	--	--
Robert B. Page	--	--
Ramon D. Phillips (5)	16,923	*
Scott Crane (4)	415,103	2.9
Randall E. Gier (6)
Timothy E. Mullany (4)	71,980	*
All directors and current executive officers (3)(4)(5)	6,961,720	44.0

*Represents less than 1.0%.

(1)	The general partner of Newcastle Partners, L.P. (“NP”) is Newcastle Capital Management, L.P. (“NCM”), the general partner of NCM is Newcastle Capital Group, L.L.C. (“NCG”), the sole member of NCG is NCM Services, Inc. (“NCMS”), the sole shareholder of NCMS is the Schwarz 2012 Family Trust (“Schwarz Trust”) and the sole trustee of the Schwarz Trust is Mark E. Schwarz. Accordingly, each of NCM, NCG, NCMS, the Schwarz Trust and Mr. Schwarz may be deemed to beneficially own the shares of common stock directly owned by NP.

(2)	NP, NCM, NCG, NCMS, the Schwarz Trust, Mr. Schwarz, Hallmark Financial Services, Inc. (“HFS”), American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”) and Hallmark Specialty Insurance Company (“HSIC”) may be considered a “group” for purposes of Section 13(d)(3) of the Exchange Act. Accordingly, each member of such group may be deemed to share voting and investment power over and beneficially own all shares of the common stock owned by all other members of the group. The address for NP, NCM, NCG, NCMS, the Schwarz Trust and Mr. Schwarz is 200 Crescent Court, Suite 1400, Dallas, Texas 75201. The address for HFS, AHIC, HIC and HSIC is 777 Main Street, Suite 1000, Fort Worth, Texas 76102.

(3)	Includes (a) 2,839,453 shares directly owned by NP and 542,500 shares which may be acquired by NP upon conversion of currently convertible notes, (b) 1,591,230 shares directly owned by AHIC and 229,700 shares which may be acquired by AHIC upon conversion of currently convertible notes, (c) 252,428 shares directly owned by HIC and 46,700 shares which may be acquired by HIC upon conversion of currently convertible notes, (d) 252,428 shares directly owned by HSIC and 46,700 shares which may be acquired by HSIC upon conversion of currently convertible notes, and (e) 100,691 shares directly owned by Mr. Schwarz, 135,000 shares which may be acquired by Mr. Schwarz pursuant to currently exercisable options and 13,900 shares which may be acquired by Mr. Schwarz upon conversion of currently convertible notes.

(4)	Includes the following shares which may be acquired pursuant to options exercisable or notes convertible currently or within 60 days: (a) for Mr. Coleman, 253,406 shares; (b) for Mr. Hammett, 31,900 shares; (c) for Mr. Crane, 175,000 shares; and (d) for Mr. Mullany, 60,000 shares.

(5)	Includes 5,333 shares over which Mr. Phillips shares voting and dispositive power by virtue of his position as a director and officer of the corporation holding such shares.

(6)   Mr. Gier’s employment terminated on July 21, 2016, and information with respect to his ownership is unavailable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “ASA”) with NCMS pursuant to which NCMS provides certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the ASA commenced December 30, 2013, and will continue quarterly until terminated by either party.  Pursuant to the ASA, NCMS is to be paid an initial fee of $150,000, quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter not to exceed an aggregate of $100,000 in additional fees.  The quarterly and additional fees are waived if the Company is not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants. During fiscal 2017, the Company accrued $200,004 in fees due under the ASA. The ASA was terminated at the end of fiscal 2017.

Director Independence

The Board has determined that all of the Company’s directors are independent pursuant to Nasdaq listing standards. An independent director must not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board considers all relevant facts and circumstances in assessing each director’s relationship with the Company.

The table below reflects the current membership of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Company. All directors are independent pursuant to the Nasdaq listing standards applicable to the specific committees on which they serve.

Director	Audit	Compensation	Nominating & Governance
Mark E. Schwarz		X	X
Clinton J. Coleman
William C. Hammett, Jr.	X		X
Steven M. Johnson		X
Robert B. Page		X
Ramon D. Phillips		X	X

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Montgomery Coscia Greilich LLP (“MCG”) has served as the Company’s independent registered public accounting firm for the fiscal years ended June 25, 2017 and June 26, 2016. The following table shows the fees the Company paid or accrued for audit and other services provided by MCG for fiscal years 2017 and 2016.

	2017	2016
Audit Fees	$102,073	$106,997
Audit-Related Fees	$433	$--
Tax Fees	$36,202	$52,300
All Other Fees	$53,912	$--
Total	$192,620	$159,297

Audit Fees represents aggregate fees billed by MCG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended June 25, 2017 and June 26, 2016, and the reviews of the financial statements included in the Company’s Forms 10-Q for those fiscal years. Tax Fees consist of amounts billed by MCG for work related to tax return preparation and related services.

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent auditors. Audit Committee policy requires all services provided by MCG to be pre-approved by the Audit Committee. Pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget. In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee. In fiscal 2017, all audit and non-audit services performed by MCG were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	3.	Exhibits:

		31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

		31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

		102	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: October 20, 2017	By: /s/ Scott Crane
Scott Crane
President and Chief Executive Officer

By: /s/ Timothy E. Mullany
Timothy E. Mullany
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Scott Crane	October 20, 2017
Scott Crane
President and Chief Executive Officer (Principal Executive Officer)

/s/Timothy E. Mullany	October 20, 2017
Timothy E. Mullany
Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/Mark E. Schwarz	October 20, 2017
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	October 20, 2017
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Steven M. Johnson	October 20, 2017
Steven M. Johnson
Director

/s/Robert B. Page	October 20, 2017
Robert B. Page
Director

/s/ William C. Hammett, Jr.	October 20, 2017
William C. Hammett, Jr.
Director

/s/ Clinton J. Coleman	October 20, 2017
Clinton J. Coleman
Director

