Form 10-Q
period 2017-09-24
RAVE RESTAURANT GROUP, INC.
filed 2017-11-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2017

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

As of November 6, 2017, 14,282,558 shares of the issuer’s common stock were outstanding.

1

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 24,	September 25,
	2017	2016

REVENUES:	$13,157	$15,264

COSTS AND EXPENSES:
Cost of sales	10,840	13,656
General and administrative expenses	1,291	1,877
Franchise expenses	913	852
Pre-opening expenses	115	19
Loss on sale of assets	2	43
Impairment of long-lived assets and other lease charges	148	169
Bad debt	124	53
Interest expense	68	—
Total costs and expenses	13,501	16,669

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(344)	(1,405)
Income tax expense	12	5
LOSS FROM CONTINUING OPERATIONS	(356)	(1,410)

Loss from discontinued operations, net of taxes	—	(86)
NET LOSS	$(356)	$(1,496)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.03)	$(0.14)
Loss from discontinued operations	—	—
Net loss	$(0.03)	$(0.14)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.03)	$(0.14)
Loss from discontinued operations	—	—
Net loss	$(0.03)	$(0.14)

Weighted average common shares outstanding - basic	11,159	10,469

Weighted average common and
potential dilutive common shares outstanding	11,159	10,469

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 24, 2017 (unaudited)	June 25, 2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,976	451
Accounts receivable, less allowance for bad debts
accounts of $243 and $249, respectively	2,560	2,761
Notes receivable	350	675
Inventories	91	79
Income tax receivable	194	194
Property held for sale	631	671
Prepaid expenses and other	496	295
Total current assets	8,298	5,126

LONG-TERM ASSETS
Property, plant and equipment, net	4,069	3,808
Intangible assets definite-lived, net	235	238
Long-term notes receivable	—	127
Deposits and other, net	243	247
Total assets	$12,845	$9,546

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$3,570	$4,165
Short-term debt	1,000	1,000
Accrued expenses	1,099	1,265
Deferred rent	83	101
Deferred revenues	253	212
Total current liabilities	6,005	6,743

LONG-TERM LIABILITIES
Convertible notes	2,675	2,749
Deferred rent, net of current portion	656	655
Deferred revenues, net of current portion	850	1,425
Other long-term liabilities	56	53
Total liabilities	10,242	11,625

COMMITMENTS AND CONTINGENCIES (See Note 2)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 21,401,958 and 17,786,049 shares, respectively;
outstanding 14,282,558 and 10,666,649 shares, respectively	214	178
Additional paid-in capital	31,786	26,784
Accumulated deficit	(4,761)	(4,405)
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity (deficit)	2,603	(2,079)
	$12,845	$9,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	September 24,	September 25,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(356)	$(1,496)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation and amortization	304	744
Amortization of intangible assets definite-lived	10	46
Amortization of debt issue costs	11	—
Impairment of long-lived assets	148	—
Stock compensation expense	10	45
Loss on sale/disposal of assets	2	43
Provision for bad debt	124	53
Changes in operating assets and liabilities:
Notes and accounts receivable	529	66
Inventories	(12)	5
Accounts payable - trade	(907)	(577)
Accrued expenses	(166)	(182)
Deferred rent	(17)	(154)
Deferred revenue	(534)	(11)
Prepaid expenses and other	(194)	(50)
Cash used in operating activities	(1,048)	(1,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	5
Purchase of intangible assets definite-lived	(7)	—
Capital expenditures	(363)	(162)
Cash used in investing activities	(370)	(157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	4,943	—
Proceeds from stock options	—	806
Cash provided by financing activities	4,943	806

Net increase (decrease) in cash and cash equivalents	3,525	(819)
Cash and cash equivalents, beginning of period	451	873
Cash and cash equivalents, end of period	$3,976	$54


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period:
Interest paid	$—	$—
Income taxes paid	$—	$25
Non-cash activities:
Capital expenditures included in accounts payable	$164	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2017.

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

Fiscal Quarters

The three month periods ended September 24, 2017 and September 25, 2016, each contained 13 weeks.

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

On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the first quarter of fiscal 2017. As of September 24, 2017, up to an additional 848,425 shares could be repurchased under the 2007 Stock Purchase Plan.

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

(3)       Stock-Based Compensation

Stock Options:

For the three months ended September 24, 2017, and September 25, 2016, the Company recognized stock-based compensation expense related to stock options of $10 thousand and $25 thousand, respectively. As of September 24, 2017, unamortized stock-based compensation expense related to stock options was $26 thousand.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

<BTB>	Three Months Ended
<	September 24, 2017	September 25, 2016

Outstanding at beginning of year	478,056	847,556

Granted	—	50,000
Exercised	—	(315,000)
Forfeited/Canceled/Expired	—	(80,000)

Outstanding at end of period	478,056	502,556

Exercisable at end of period	438,056	365,406

Restricted Stock Units:

For the three months ended September 24, 2017, and September 25, 2016, the Company recognized $0 and $20 thousand in stock-based compensation expense related to restricted stock units. As of September 24, 2017, unamortized stock-based compensation expense related to restricted stock units was $0 because the Company determined that the probability of achieving the minimum performance criteria was remote.

A summary of the status of restricted stock units as of September 24, 2017, and changes during the fiscal quarter then ended is presented below:

Number of Restricted Stock Units

Unvested at June 25, 2017	487,950
Granted	—
Vested	—
Forfeited	(20,620)
Unvested at September 24, 2017	467,330

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 24,	September 25,
	2017	2016
Loss from continuing operations	$(356)	$(1,410)
Income (loss) from discontinued operations	—	(86)
Net loss available to common stockholders	$(356)	$(1,496)

BASIC:
Weighted average common shares	11,159	10,469

Loss from continuing operations per common share	$(0.03)	$(0.14)
Income (loss) from discontinued operations per common share	—	—
Net loss per common share	$(0.03)	$(0.14)

DILUTED:
Weighted average common shares	11,159	10,469
Stock options	—	—
Weighted average common shares outstanding	11,159	10,469

Loss from continuing operations per common share	$(0.03)	$(0.14)
Income (loss) from discontinued operations per common share	—	—
Net loss per common share	$(0.03)	$(0.14)

For the three months ended September 24, 2017, options to purchase 478,056 shares of common stock at an exercise prices ranging from $1.87 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

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

Discontinued operations include losses from leased buildings associated with Company-owned restaurants closed in prior years and closed Pizza Inn corporate-owned stores.

(6)       Income Taxes

For the three months ended September 24, 2017, income tax expense represents an income tax benefit of $117 thousand calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $129 thousand related to recording a valuation allowance for deferred tax assets of $117 thousand, foreign taxes of $6 thousand and state taxes of $6 thousand. For the three months ended September 25, 2016, income tax expense was $5 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at September 24, 2017, management determined that a valuation allowance against all of the Company’s deferred tax assets accruing during the first quarter of fiscal 2018 was appropriate. There was approximately $9.2 million of deferred tax assets at September 24, 2017.

(7)       Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “Agreement”) with NCM Services, Inc. (“NCMS”) pursuant to which NCMS will provide certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continued quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earns quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees were waived if the Company was not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants. The Agreement was terminated at the end of fiscal 2017.

(8)	Segment Reporting

Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for the Company’s reportable segments for the three month periods ended September 24, 2017 and September 25, 2016 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended
	September 24,	September 25,
	2017	2016
Net sales and operating revenues:
Franchising and food and supply distribution	$10,982	$10,557
Company-owned restaurants	2,175	4,707
Consolidated revenues	$13,157	$15,264

Depreciation and amortization:
Franchising and food and supply distribution	$1	$6
Company-owned restaurants	200	687
Combined	201	693
Corporate administration and other	113	97
Depreciation and amortization	$314	$790

Income (loss) from continuing operations before taxes:
Franchising and food and supply distribution (1)	$1,153	$875
Company-owned restaurants (1)	(689)	(1,505)
Combined	464	(630)
Impairment of long-lived assets and other lease charges	(148)	—
Corporate administration and other (1)	(660)	(775)
Loss from continuing operations before taxes	$(344)	$(1,405)

Geographic information (revenues):
United States	$12,981	$15,069
Foreign countries	176	195
Consolidated total	$13,157	$15,264

(1) Portions of corporate administration and other have been allocated to segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 25, 2017, and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 25, 2017. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,”, “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We provide or facilitate food, equipment and supply distribution to our domestic and international system of restaurants through our Norco Restaurant Services Company (“Norco”) division and through agreements with third party distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three months ended September 24, 2017:

Three Months Ended September 24, 2017
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	-	$ -	14	$ 2,175	14	$ 2,175
Domestic Franchised	159	21,894	69	10,266	228	32,160
Total Domestic Units	159	$ 21,894	83	$ 12,441	242	$ 34,335

International Franchised	60		-		60

Domestic restaurants are located in 25 states predominantly situated in the southern half of the United States. International restaurants are located in seven foreign countries.

Basic and diluted loss per common share declined $0.11 per share to a loss of $0.03 per share for the three month period ended September 24, 2017, compared to a loss of $0.14 per share in the comparable period in the prior fiscal year. The Company had a net loss of $0.4 million for the three month period ended September 24, 2017, and net loss of $1.5 million in the comparable period in the prior fiscal year, on revenues of $13.2 million for the three month period ended September 24, 2017 compared to $15.3 million in the comparable period in the prior fiscal year. The decrease in net loss from prior year was primarily due to the closing of poorly preforming stores, increased franchise revenues for franchise fees, lower closed store expenses and lower lease termination costs compared to prior year.

Adjusted EBITDA for the fiscal quarter ended September 24, 2017, increased by $0.6 million compared to the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 24,	September 25,
	2017	2016
Net loss	$ (356)	$ (1,496)
Interest expense	68	-
Income taxes	12	5
Depreciation and amortization	314	790
EBITDA	$ 38	$ (701)
Stock compensation expense	10	45
Pre-opening expenses	115	19
Loss on sale/disposal of assets	2	43
Impairment charges, non-operating store costs and discontinued operations	284	471
Adjusted EBITDA	$ 449	$ (123)

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 24,	September 25,
	2017	2016
	(in thousands, except unit data)
Pie Five Retail Sales - Total Stores
Domestic - Franchised	$10,266	$10,340
Domestic - Company-owned	2,175	4,707
Total domestic retail sales	$12,441	$15,047

Pie Five Comparable Store Retail Sales - Total	$7,344	$8,875

Pie Five Average Units Open in Period
Domestic - Franchised	70	59
Domestic - Company-owned	14	31
Total domestic Units	84	90

Pie Five system-wide retail sales decreased $2.6 million, or 17.3%, for the three month period ended September 24, 2017 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 90 to 84. Comparable store retail sales decreased by $1.5 million, or 17.3%, during the first quarter of fiscal 2018 compared to the same period of the prior year.

The following chart summarizes Pie Five restaurant activity for the three month period ended September 24, 2017:

	Three Months Ended September 24, 2017
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	71	3	—	5	69
Domestic - Company-owned	13	1	—	—	14
Total domestic Units	84	4	—	5	83

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 24,	September 25,
	2017	2016
Store weeks	177	400
Average weekly sales	12,331	11,764
Average number of units	14	31

Restaurant sales (excluding partial weeks)	2,170	4,705
Restaurant sales	2,175	4,707

Loss from continuing operations before taxes	(837)	(1,505)
Allocated marketing and advertising expenses	109	234
Depreciation/amortization expense	200	676
Pre-opening expenses	115	19
Operations management and extraordinary expenses	55	227
Impairment, other lease charges and non-operating store costs	284	385
Restaurant operating cash flow	(74)	36

Average weekly sales for Company-owned Pie Five restaurants increased $567, or 4.8%, to $12,331 for the three month period ended September 24, 2017 compared to $11,764 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million during the first quarter of fiscal 2018 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.7 million for the three months ended September 24, 2017 compared to the same period of the prior year. For the Pie Five Company-owned restaurants, the decrease in sales was due to decreased store count, and the increase in average weekly sales was due to closing underperforming stores.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 24,	September 25,
	2017	2016
Pizza Inn Retail Sales - Total Domestic Stores	(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$20,139	$20,207
Delco/Express - Franchised	1,755	1,704
Buffet - Company-owned	—	192
Total domestic retail sales	$21,894	$22,103

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,524	$20,240

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	91	94
Delco/Express - Franchised	68	63
Buffet - Company-owned	—	1
Total domestic Units	159	158

Total Pizza Inn domestic retail sales decreased $0.2 million, or 0.9%, for the three months ended September 24, 2017 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased 1.4%, for the three months ended September 24, 2017 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn restaurant activity for the three month period ended September 24, 2017:

	Three Months Ended September 24, 2017
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	93	—	—	2	91
Delco/Express - Franchised	68	1	—	1	68
Total domestic Units	161	1	—	3	159

International Units (all types)	60	—	—	—	60

Total Units	221	1	—	3	219

There was net decrease of two domestic Pizza Inn units during the three months ended September 24, 2017. We believe this represents a stabilzing of store count from a previous trend of moderate domestic store closures. The number of international Pizza Inn units continues to remain steady.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to impairment, other lease charges, non-operating store costs and discontinued operations.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•	“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.
•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•	“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment and other lease charges, and (6) non-operating store costs.
•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

The following is additional business segment information for the three months ended September 24, 2017 and September 25, 2016 (in thousands):

	Food & Supply Distribution		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	Sept 24,	Sept 25,	Sept 24,	Sept 25,	Sept 24,	Sept 25,	Sept 24,	Sept 25,
	2017	2016	2017	2016	2017	2016	2017	2016
REVENUES:
Food and supply sales	9,017	9,144	—	—	—	—	9,017	9,144
Franchise revenues	1,965	1413	—	—	—	—	1,965	1,413
Restaurant sales	—	—	2,175	4,707	—	—	2,175	4,707
Total revenues	10,982	10,557	2,175	4,707	—	—	13,157	15,264

COSTS AND EXPENSES:
Cost of sales	8,554	8,533	2,286	5,123	—	—	10,840	13,656
General and administrative expenses	362	297	339	901	590	679	1,291	1,877
Franchise expenses	913	852	—	—	—	—	913	852
Pre-opening expenses	--	—	115	19	—	—	115	19
Loss on sale of assets	—	—	—	—	2	43	2	43
Impairment of long-lived assets and other lease charges	—	—	148	169	—	—	148	169
Bad debt	—	—	124	—	—	53	124	53
Interest expense	—	—	—	—	68	—	68	—
Total costs and expenses	9,829	9,682	3,012	6,212	660	775	13,501	16,669

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAXES	1,153	875	(837)	(1,505)	(660)	(775)	(344)	(1,405)

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

Total revenues for the three month period ended September 24, 2017 and for the same period in the prior fiscal year were $13.2 million and $15.3 million, respectively.

Food and Supply Sales

Food and supply sales by Norco include food and paper products and other distribution revenues. For the three month period ended September 24, 2017, food and supply sales remained relatively unchanged at $9.0 million compared to $9.1 million the same period in the prior fiscal year.

Franchise Revenue

Franchise revenue, which includes income from domestic and international royalties and license fees, increased by $0.6 million for the three month period ended September 24, 2017 compared to the same period in the prior fiscal year. This increase was primarily the result of higher domestic development fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 53.8%, or $2.5 million, to $2.2 million for the three month period ended September 24, 2017, compared to $4.7 million for the comparable period in the prior year, as a result of decreased store count.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, distribution fees, and labor and general and administrative expenses directly related to restaurant sales, decreased to $10.8 million for the three month period ended September 24, 2017 compared to $13.7 million in the three month period ended September 25, 2016. The decreases in costs were primarily the result of lower Company-owned restaurants costs due to decreased store count.

Cost of Sales - Franchising and Food and Supply Distribution

Franchising and food and supply distribution cost of sales remained relatively stable at to $8.6 million for the three month period ended September 24, 2017 compared to $8.5 million in the three month period ended September 25, 2016.

Cost of Sales - Company-Owned Restaurants

Company-owned restaurants cost of sales decreased to $2.3 million for the three month period ended September 24, 2017 compared to $5.1 million in the three month period ended September 25, 2016. The decrease in cost of sales was primarily the result of the decreased number of Company-owned restaurants.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $1.3 million for the three month period ended September 24, 2017 compared to $1.9 million for the quarter ended September 25, 2016 primarily due to decreased expenses resulting from the lower number of Company-owned restaurants.

General and Administrative Expenses - Franchising and Food and Supply Distribution

General and administrative expenses for franchising and food and supply distribution remained relatively consistent at $0.4 million for the three month period ended September 24, 2017 compared to $0.3 million the quarter ended September 25, 2016.

General and Administrative Expenses - Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants decreased to $0.3 million for the three month period ended September 24, 2017 compared to $0.9 million the quarter ended September 25, 2016 primarily as a result of lower store count.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased slightly to $0.6 million for the three month period ended September 24, 2017 compared to $0.7 million for the quarter ended September 25, 2016.

Franchise Expenses

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. These expenses remained stable at $0.9 million for the three month periods ended September 24, 2017 and September 25, 2016.

Pre-Opening Expenses

Pre-opening expenses increased to $115 thousand for the first quarter of fiscal 2018 compared to $19 thousand for the same quarter of fiscal 2017 primarily related to the opening of one new Company-owned Pie Five Unit.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $148 thousand for the first quarter of fiscal 2018 compared to $169 thousand for the similar period of the prior fiscal year. For the three months ended September 24, 2017, these charges related lease termination expenses for two Pie Five restaurant sites no longer deemed desirable for future restaurant development.

Bad Debt Expense

The Company monitors franchisee retail sales and receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased $71 thousand for the three month period ended September 24, 2017 as compared to the comparable period in the prior fiscal year.  For the first quarter of fiscal 2018, bad debt expense, as a part of non-operating store costs, relates to the collectiblity of a promissory note taken in connection with the prior sale of two Company-owned Pie Five units to a franchisee.

Interest Expense

Interest expense increased from zero in the first fiscal quarter of 2017 to $68 thousand in the first fiscal quarter of 2018 due to short term borrowing of $1.0 million during the second quarter of fiscal 2017 and issuance of $3.0 million in senior convertible notes in the third quarter of fiscal 2017.

Provision for Income Tax

For the three months ended September 24, 2017, income tax expense represents an income tax benefit of $117 thousand calculated at a rate consistent with the 34% statutory U.S. federal rate offset by an income tax expense of $129 thousand related to recording a valuation allowance for deferred tax assets of $117 thousand, foreign taxes of $6 thousand and state taxes of $6 thousand. For the three months ended September 25, 2016, income tax expense was $5 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at September 24, 2017, management determined that a valuation allowance against all of the Company’s deferred tax assets accruing during the first quarter of fiscal 2018 was appropriate. There was approximately $9.2 million of deferred tax assets at September 24, 2017.

Discontinued Operations

Discontinued operations include losses from leased buildings and operating losses associated with Company-owned restaurants closed in prior years.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities decreased $0.5 million to cash used of $1.0 million for the period ended September 24, 2017 compared to cash used of $1.5 million for the three months ended September 25, 2016.

Cash flows from investing activities primarily reflect capital expenditures for the purchase of Company assets. The Company used cash of $0.4 million for the three month period ended September 24, 2017, primarily to open one new Pie Five Company-owned store. This compares to cash used by investing activities of $0.2 million during the same period in the prior fiscal year attributable to Company-owned Pie Five restaurants that were under development during the period.

Cash flows from financing activities generally reflect changes in the Company's stock activity during the period. Net cash provided by financing activities increased to $5.0 million for the three month periods ended September 24, 2017 compared to $0.8 million for the three months ended September 25, 2016 primarily as the result of the sale of stock in connection with a shareholder rights offering that closed in September 2017.

 On October 27, 2017, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 for the offer and sale of up to $5.0 million of its common stock at such time and in such manner as may subsequently be determined appropriate. The registration statement was declared effective by the SEC on November 6, 2017.

Management believes the cash on hand combined with cash from operations and proceeds from any offerings under its shelf registration will be sufficient to fund operations for the next 12 months.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In fiscal 2016, the Company established a full valuation allowance against its net deferred tax assets. The valuation allowance was increased by $4.1 million in fiscal 2017, from $4.9 million at June 26, 2016 to $9.0 million at June 25, 2017.  The valuation allowance was further increased by $0.2 million in the first quarter of fiscal 2018. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company’s review of this evidence, management determined that it was appropriate to maintain a full valuation allowance against all of the Company’s deferred tax assets. There was approximately $9.2 million of deferred tax assets at September 24, 2017.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 24, 2017 and September 25, 2016, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended September 24, 2017.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 24, 2017, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: November 8, 2017

