Form 10-Q
period 2017-12-24
RAVE RESTAURANT GROUP, INC.
filed 2018-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2017

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

(469) 384-5000

(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 6, 2018, 14,896,208 shares of the issuer’s common stock were outstanding.

2

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016

REVENUES:	$ 4,197	$ 6,780	$ 9,629	$ 14,246

COSTS AND EXPENSES:
Cost of sales	1,055	3,858	3,142	8,305
General and administrative expenses	2,017	2,967	4,111	5,525
Franchise expenses	743	685	1,344	1,263
Pre-opening expenses	(1)	47	114	54
(Gain)/Loss on sale of assets	(166)	656	(165)	699
Impairment of long-lived assets and other lease charges	533	5,057	681	5,226
Bad debt	89	298	213	351
Interest expense	63	2	131	2
Depreciation and amortization expense	288	740	600	1,517
Total costs and expenses	4,621	14,310	10,171	22,942

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(424)	(7,530)	(542)	(8,696)
Income tax expense / (benefit)	(27)	5	(14)	10
LOSS FROM CONTINUING OPERATIONS	(397)	(7,535)	(528)	(8,706)

Loss from discontinued operations	(180)	(390)	(405)	(715)
NET LOSS	$ (577)	$ (7,925)	$ (933)	$ (9,421)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$ (0.03)	$ (0.71)	$ (0.04)	$ (0.82)
Loss from discontinued operations	(0.01)	(0.03)	(0.03)	(0.07)
Net loss	$ (0.04)	$ (0.74)	$ (0.07)	$ (0.89)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$ (0.03)	$ (0.71)	$ (0.04)	$ (0.82)
Loss from discontinued operations	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.07)
Net loss	$ (0.04)	$ (0.74)	$ (0.07)	$ (0.89)

Weighted average common shares outstanding - basic	14,344	10,657	12,742	10,575

Weighted average common and
potential dilutive common shares outstanding	14,344	10,657	12,742	10,575

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 24,	June 25,
	2017 (unaudited)	2017

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 1,428	$ 451
Accounts receivable, less allowance for bad debts
accounts of $332 and $249, respectively	1,494	2,761
Notes receivable	2,060	675
Inventories	19	79
Income tax receivable	-	194
Property held for sale	608	671
Prepaid expenses and other	448	295
Total current assets	6,057	5,126

LONG-TERM ASSETS
Property, plant and equipment, net	1,667	3,808
Intangible assets definite-lived, net	228	239
Long-term notes receivable	-	127
Deposits and other	243	246
Total assets	$ 8,195	$ 9,546

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$ 1,428	$ 4,165
Short-term debt	-	1,000
Accrued expenses	854	1,265
Deferred rent	41	101
Deferred revenues	97	212
Total current liabilities	2,420	6,743

Convertible notes	1,459	2,749
Deferred rent, net of current portion	294	655
Deferred revenues, net of current portion	715	1,425
Other long-term liabilities	45	53
Total liabilities	4,933	11,625

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,015,608 and 17,786,049 shares, respectively;
outstanding 14,896,208 and 10,666,649 shares, respectively	220	178
Additional paid-in capital	33,016	26,784
Accumulated deficit	(5,338)	(4,405)
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity (deficit)	3,262	(2,079)

	$ 8,195	$ 9,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 24,	December 25,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (933)	$ (9,421)
Adjustments to reconcile net loss to
cash used in operating activties:
Depreciation and amortization	581	1,513
Amortization of intangible assets definite-lived	19	26
Amortization of debt issue costs	23	-
Impairment of long-lived assets	681	4,773
Stock compensation expense	19	90
(Gain)/loss on sale/disposal of assets	(166)	699
Provision for bad debt	213	351
Changes in operating assets and liabilities:
Notes and accounts receivable	1,376	100
Inventories	60	(2)
Accounts payable - trade	(3,667)	680
Accrued expenses	(419)	(132)
Deferred rent	(421)	(253)
Deferred revenue	(690)	(246)
Prepaid expenses and other	(150)	182
Cash used in operating activities	(3,474)	(1,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	939	45
Purchase of intangible assets definite-lived	(9)	-
Capital expenditures	(421)	(217)
Cash provided by (used in) investing activities	509	(172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	4,942	-
Proceeds from stock options	-	806
Net change in other debt	(1,000)	1,000
Cash provided by financing activities	3,942	1,806

Net increase (decrease) in cash and cash equivalents	977	(6)
Cash and cash equivalents, beginning of period	451	873
Cash and cash equivalents, end of period	$ 1,428	$ 867


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period:
Interest paid	$ 115	$ -
Taxes paid	$ 48	$ 25
Non-cash activities:
Capital expenditures included in accounts payable	$ 125	$ -

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

Fiscal Quarters

The three and six month periods ended December 24, 2017 and December 25, 2016, each contained 13 weeks and 26 weeks, respectively.

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

Franchise revenues consist of income from license fees, royalties, and area development and foreign master license fees and supplier and distributor incentive revenues. License fees are recognized as income when there has been substantial performance under the agreement by the Company. Domestic license fees are generally recognized at the time the restaurant is opened. Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected. Royalties are recognized as income when earned. Supplier and distributor incentive revenues are recognized when title to the underlying commodities transfers.

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

Restricted Stock Units

Compensation cost for restricted stock units (“RSU’s”) is measured as an amount equal to the fair value of the RSU’s on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

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

Reclassification

Certain items have been reclassified in the prior financial statements to conform to current financial statement presentation.

Discontinuation of Norco Distribution Division

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies. As a result, sale of food, equipment and supplies is no longer recognized as revenue and the cost of such items is no longer included in cost of sales. The Company now recognizes incentive revenues received from third party suppliers and distributors as revenue.

(2)	Commitments and Contingencies

On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the second quarter of fiscal 2018. As of December 24, 2017, up to an additional 848,425 shares could be repurchased under the 2007 Stock Purchase Plan.

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

(3)       Stock-Based Compensation

Stock Options:

For the three month period ended December 24, 2017, and December 25, 2016, the Company recognized stock-based compensation expense related to stock options of $10 thousand and $25 thousand, respectively. For the six month period ended December 24, 2017 and December 25, 2016, the Company recognized stock-based compensation expense related to stock options of $19 thousand and $50 thousand, respectively. As of December 24, 2017, unamortized stock-based compensation expense related to stock options was $16 thousand.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

<BTB>	Six Months Ended
<BTB>	December 24, 2017	December 25, 2016

Outstanding at beginning of year	478,056	847,556

Granted	-	50,000
Exercised	-	(315,000)
Forfeited/Canceled/Expired	-	(80,000)

Outstanding at end of period	478,056	502,556

Exercisable at end of period	438,056	365,406

Restricted Stock Units:

For the three month periods ended December 24, 2017, and December 25, 2016, the Company recognized $0 and $20 thousand in stock-based compensation expense related to RSU’s. For the six month period ended December 24, 2017, and December 25, 2016, the Company recognized $0 and $40 thousand in stock-based compensation expense related to RSU’s. As of December 24, 2017, unamortized stock-based compensation expense related to RSU’s was $0 because the Company determined that the probability of achieving the minimum performance criteria was remote.

A summary of the status of restricted stock units as of December 24, 2017, and changes during the fiscal six month period then ended is presented below:

Number of Restricted Stock Units

Unvested at June 25, 2017	487,950
Granted	-
Vested	-
Forfeited	(34,730)
Unvested at December 24, 2017	453,220

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
Loss from continuing operations	$ (397)	$ (7,535)	$ (528)	$ (8,706)
Loss from discontinued operations	(180)	(390)	(405)	(715)
Net loss available to common stockholders	$ (577)	$ (7,925)	$ (933)	$ (9,421)

BASIC:
Weighted average common shares	14,344	10,657	12,742	10,575

Loss from continuing operations per common share	$ (0.03)	$ (0.71)	$ (0.04)	$ (0.82)
Loss from discontinued operations per common share	(0.01)	(0.03)	(0.03)	(0.07)
Net loss per common share	$ (0.04)	$ (0.74)	$ (0.07)	$ (0.89)

DILUTED:
Weighted average common shares	14,344	10,657	12,742	10,575
Stock options	-	-	-	-
Weighted average common shares outstanding	14,344	10,657	12,742	10,575

Loss from continuing operations per common share	$ (0.03)	$ (0.71)	$ (0.04)	$ (0.82)
Loss from discontinued operations per common share	(0.01)	(0.03)	(0.03)	(0.07)
Net loss per common share	$ (0.04)	$ (0.74)	$ (0.07)	$ (0.89)

For the three and six months period ended December 24, 2017, options to purchase 478,056 shares of common stock at exercise prices ranging from $1.87 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

(5)       Closed restaurants and discontinued operations

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity’s operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard was effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.

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

Discontinued operations include losses attributable to the discontinued Norco distribution and supply division, leased buildings associated with Company-owned units closed in prior years, and closed Pizza Inn corporate-owned units.

(6)       Income Taxes

For the six months ended December 24, 2017, the Company had an income tax benefit of $260 thousand calculated at a 27.5% weighted-average rate consistent with a statutory U.S. federal blended rate offset by an income tax expense of $246 thousand related to recording a valuation allowance for deferred tax assets of $260 thousand foreign taxes of $6 thousand, state taxes of $13 thousand and an additional IRS refund of $33 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at December 24, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at December 24, 2017 was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law drops the income tax rate for corporations to 21% effective January 1, 2018. Due to the tax rate change, the deferred tax assets as of December 24, 2017 were adjusted by $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately 6.0 million of deferred tax assets at December 24, 2017.

 (7)       Related Party Transactions

On February 20, 2014, the Company entered into an Advisory Services Agreement (the “Agreement”) with NCM Services, Inc. (“NCMS”) pursuant to which NCMS would provide certain advisory and consulting services to the Company.  NCMS is indirectly owned and controlled by Mark E. Schwarz, the Chairman of the Company.  The term of the Agreement commenced December 30, 2013, and continued quarterly thereafter until terminated by either party.  Pursuant to the Agreement, NCMS was paid an initial fee of $150,000 and earned quarterly fees of $50,000 and an additional fee of up to $50,000 per quarter (not to exceed an aggregate of $100,000 in additional fees).  The quarterly and additional fees were waived if the Company was not in compliance with all financial covenants under its primary credit facility or to the extent that payment of those fees would result in non-compliance with such financial covenants. The Agreement was terminated at the end of fiscal 2017.

(8)	Segment Reporting

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies. As a result, sale of food, equipment and supplies is no longer recognized as revenue and the cost of such items is no longer included in cost of sales. The Company now recognizes incentive revenues received from third party suppliers and distributors as revenue.

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for these reportable segments for the three and six month periods ended December 24, 2017 and December 25, 2016 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Six Months Ended
<BTB>	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
Net sales and operating revenues:
Pizza Inn Franchising	$ 1,718	$ 1,782	$ 3,492	$ 3,656
Pie Five Franchising	912	938	2,395	1,823
Company-owned restaurants (Note 1)	1,567	4,060	3,742	8,767
Consolidated revenues	$ 4,197	$ 6,780	$ 9,629	$ 14,246

Depreciation and amortization:
Pizza Inn Franchising	$ -	$ -	$ -	$ -
Pie Five Franchising	-	-	-	-
Company-owned restaurants (Note 1)	173	628	373	1,304
Combined	173	628	373	1,304
Corporate administration and other	115	112	227	213
Depreciation and amortization	$ 288	$ 740	$ 600	$ 1,517

Gain/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$ 1,398	$ 1,459	$ 2,877	$ 3,030
Pie Five Franchising	489	576	1,666	1,186
Company-owned restaurants (Note 1)	(464)	(6,271)	(1,342)	(7,774)
Combined	1,423	(4,236)	3,201	(3,558)
Corporate administration and other	(1,847)	(3,294)	(3,743)	(5,138)
Loss from continuing operations before taxes	$ (424)	$ (7,530)	$ (542)	$ (8,696)

Geographic information (revenues):
United States	$ 3,983	$ 6,733	$ 9,336	$ 14,103
Foreign countries	214	47	293	143
Consolidated total	$ 4,197	$ 6,780	$ 9,629	$ 14,246

Note 1:
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

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party suppliers and distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and six month periods ended December 24, 2017:

Three Months Ended December 24, 2017
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	-	$ -	3	$ 1,567	3	$ 1,567
Domestic Franchised	156	20,906	77	9,986	233	30,892
Total Domestic Units	156	$ 20,906	80	$ 11,553	236	$ 32,459

International Franchised	62		-		62

Six Months Ended December 24, 2017
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	-	$ -	3	$ 3,742	3	$ 3,742
Domestic Franchised	156	42,800	77	20,252	233	63,052
Total Domestic Units	156	$ 42,800	80	$ 23,994	236	$ 66,794

International Franchised	62		-		62

Domestic units are located in 23 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic and diluted loss per common share improved $0.70 per share to a loss of $0.04 per share for the three month period ended December 24, 2017, compared to a loss of $0.74 per share in the comparable period in the prior fiscal year. The Company had a net loss of $0.6 million for the three month period ended December 24, 2017, and net loss of $7.9 million in the comparable period in the prior fiscal year, on revenues of $4.2 million for the three month period ended December 24, 2017 compared to $6.8 million in the comparable period in the prior fiscal year. The decrease in net loss from prior year was primarily due to the closing of poorly preforming stores, lower closed store expenses, increased gains from sale of assets, lower impairment expenses , lower lease termination costs and reduced general and administrative expenses.

Basic and diluted loss per common share improved $0.82 per share to a loss of $0.07 per share for the six month period ended December 24, 2017, compared to a loss of $0.89 per share in the comparable period in the prior fiscal year. Net loss decreased by $8.5 million from $9.4 million to $0.9 million in the six month period ended December 24, 2017 as compared to the same period in the prior year. The decrease in net loss from prior year was primarily due to the closing of poorly preforming stores, lower closed store expenses, increased gains from sale of assets, lower impairment expenses ,lower lease termination costs and reduced general and administrative expenses.

Adjusted EBITDA for the fiscal quarter ended December 24, 2017, improved by $0.9 million compared to the prior fiscal year. Year-to-date adjusted EBITDA increased to $0.5 million compared to a loss of $0.9 million the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
Net loss	$ (577)	$ (7,925)	$ (933)	$ (9,421)
Interest expense	63	2	131	2
Income taxes	(27)	5	(14)	10
Depreciation and amortization	288	740	600	1,517
EBITDA	$ (253)	$ (7,178)	$ (216)	$ (7,892)
Stock compensation expense	10	45	19	90
Pre-opening costs	(1)	47	114	54
(Gain)/Loss on sale/disposal of assets	(166)	656	(165)	699
Impairment of long-lived assets and other lease charges	533	5,057	681	5,226
Discontinued operations and closed and non-operating store costs	(291)	347	72	884
Adjusted EBITDA	$ (168)	$ (1,026)	$ 505	$ (939)

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic - Franchised	$ 9,986	$ 10,161	$ 20,252	$ 20,501
Domestic - Company-owned	1,567	4,060	3,742	8,767
Total domestic retail sales	$ 11,553	$ 14,221	$ 23,994	$ 29,268

Pie Five Comparable Store Retail Sales - Total	$ 7,840	$ 9,087	$ 15,184	$ 17,961

Pie Five Average Units Open in Period
Domestic - Franchised	72	67	71	63
Domestic - Company-owned	10	30	12	30
Total domestic Units	82	97	83	93

Pie Five system-wide retail sales decreased $2.7 million, or 18.8%, for the three month period ended December 24, 2017 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 97 to 82. Comparable store retail sales decreased by $1.2 million, or 13.7%, during the second quarter of fiscal 2018 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $5.3 million, or 18.0%, for the six month period ended December 24, 2017 when compared to the same period of the prior year. Year-to-date fiscal 2018 compared to the year-to-date of the prior year, average units open in the period decreased from 93 to 83. Comparable store retail sales decreased by $2.8 million, or 15.5%, during the first six month period ended December 24, 2018 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five Unit activity for the three and six month periods ended December 24, 2017:

	Three Months Ended December 24, 2017
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	69	2	11	5	77
Domestic - Company-owned	14	-	(11)	-	3
Total domestic Units	83	2	-	5	80

	Six Months Ended December 24, 2017
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	71	5	11	10	77
Domestic - Company-owned	13	1	(11)	-	3
Total domestic Units	84	6	-	10	80

The net decrease of three Pie Five Units during the three month period ended December 24, 2017 was primarily the result of the closure of poor-performing stores, which we believe will provide a stronger foundation for future brand growth. We believe that the net increase of eight franchised Pie Five Units in the three month period ended December 24, 2017 is a demonstration of brand strength and strategic commitment to franchise operations.

The net decrease of four Pie Five Units during the first six month period ended December 24, 2018 was primarily the result of the closure of poor-performing stores, which we believe will provide a stronger foundation for future brand growth. We believe that the net increase of six franchised Pie Five Units in the first six month period ended December 24, 2017 is a demonstration of brand strength and strategic commitment to franchise operations. We do not anticipate the opening of additional Company-owned Pie Five Units in the near future.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
Store weeks	130	386	307	786
Average weekly sales	11,594	10,517	11,979	11,151
Average number of units	10	30	12	30

Restaurant sales (excluding partial weeks)	1,507	4,060	3,677	8,765
Restaurant sales	1,567	4,060	3,742	8,767

Loss from continuing operations before taxes	(464)	(6,269)	(1,342)	(7,774)
Allocated marketing and advertising expenses	78	204	187	438
Depreciation/amortization expense	173	628	373	1,304
Pre-opening costs	(1)	47	114	54
Operations management and extraordinary expenses	28	213	83	440
Impairment, other lease charges and non-operating store costs	61	5,121	345	5,506
Loss from continuing operations before taxes	(135)	(56)	(240)	(32)

Average weekly sales for Company-owned Pie Five Units increased $1,077, or 10.2%, to $11,594 for the three month period ended December 24, 2017 compared to $10,517 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million during the second quarter of fiscal 2018 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $5.8 million for the three month period ended December 24, 2017 compared to the same period of the prior year. For the Pie Five Company-owned restaurants, the decrease in sales was due to decreased store count, and the increase in average weekly sales was due to closing underperforming stores.

Average weekly sales for Company-owned Pie Five Units increased $828, or 7.4%, to $11,979 for the six month period ended December 24, 2017 compared to $11,151 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.2 million during the six month period ended December 24, 2017 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $6.4 million for the six month period ended December 24, 2017 compared to the same period of the prior year. For the Pie Five Company-owned restaurants, the decrease in sales was due to decreased store count, and the increase in average weekly sales was due to closing underperforming stores.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2017	2016	2017	2016
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$ 19,267	$ 19,802	$ 39,406	$ 40,009
Delco/Express - Franchised	1,639	1,658	3,394	3,362
Buffet - Company-owned	-	167	-	359
Total domestic retail sales	$ 20,906	$ 21,627	$ 42,800	$ 43,730

Pizza Inn Comparable Store Retail Sales - Total Domestic	$ 19,784	$ 19,257	$ 40,244	$ 39,375

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	91	95	91	95
Delco/Express - Franchised	67	64	67	63
Buffet - Company-owned	-	1	-	1
Total domestic Units	158	160	158	159

Total Pizza Inn domestic retail sales decreased $0.7 million, or 3.3%, for the three month period ended December 24, 2017 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased 2.7%, for the three month period ended December 24, 2017 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $0.9 million, or 2.1%, for the six month period ended December 24, 2017 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased 2.2%, for the six month period ended December 24, 2017 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn unit activity for the three month and six month periods ended December 24, 2017:

	Three Months Ended December 24, 2017
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	91	-	-	1	90
Delco/Express - Franchised	68	1	-	3	66
Total domestic Units	159	1		4	156

International Units (all types)	60	2	-	-	62

Total Units	219	3	-	4	218

	Six Months Ended December 24, 2017
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	93	-	-	3	90
Delco/Express - Franchised	68	2	-	4	66
Total domestic Units	161	2		7	156

International Units (all types)	60	2	-	-	62

Total Units	221	4	-	7	218

There was a net decrease of three units in the total domestic Pizza Inn store count during the three month period ended December 24, 2017. There was a net decrease of five units in the total domestic Pizza Inn store count during the six month period ended December 24, 2017. We believe this represents a stabilizing of domestic store count. The number of international Pizza Inn units increased by two units in the three month period ended December 24, 2017

Non-GAAP Financial Measures and Other Terms

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

We consider EBITDA and Adjusted EBITDA to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in our industry. We believe that EBITDA is helpful to investors in evaluating our results of operations without the impact of expenses affected by financing methods, accounting methods and the tax environment. We believe that Adjusted EBITDA provides additional useful information to investors by excluding non-operational or non-recurring expenses to provide a measure of operating performance that is more comparable from period to period. We believe that restaurant operating cash flow is a useful metric to investors in evaluating the ongoing operating performance of Company-owned restaurants and comparing such store operating performance from period to period. Management also uses these non-GAAP financial measures for evaluating operating performance, assessing the effectiveness of business strategies, projecting future capital needs, budgeting and other planning purposes.

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

Financial Results

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies. As a result, sale of food, equipment and supplies is no longer recognized as revenue and the cost of such items is no longer included in cost of sales. The Company now recognizes incentive revenues received from third party suppliers and distributors as revenue.

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six month periods ended December 24, 2017 and December 25, 2016 (in thousands):

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
REVENUES:
Franchise revenues	1,718	1,782	912	938	-	-	-	-	2,630	2,720
Restaurant sales	-	-	-	-	1,567	4,060	-	-	1,567	4,060
Total revenues	1,718	1,782	912	938	1,567	4,060	-	-	4,197	6,780

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	1,055	3,858	-	-	1,055	3,858
General and administrative expenses	-	-	-	-	271	739	1,746	2,228	2,017	2,967
Franchise expenses	320	323	423	362	-	-	-	-	743	685
Pre-opening expenses	-	-	-	-	(1)	47	-	-	(1)	47
(Gain)/Loss on sale of assets	-	-	-	-	-	-	(166)	656	(166)	656
Impairment of long-lived assets
and other lease charges	-	-	-	-	533	5,057	-	-	533	5,057
Bad debt	-	-	-	-	-	-	89	298	89	298
Interest expense	-	-	-	-	-	-	63	2	63	2
Amortization and depreciation expense	-	-	-	-	173	628	115	112	288	740
Total costs and expenses	320	323	423	362	2,031	10,329	1,847	3,296	4,621	14,310

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	1,398	1,459	489	576	(464)	(6,269)	(1,847)	(3,296)	(424)	(7,530)

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,	Dec 24,	Dec 25,
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
REVENUES:
Franchise revenues	3,492	3,656	2,395	1,823	-	-	-	-	5,887	5,479
Restaurant sales	-	-	-	-	3,742	8,767	-	-	3,742	8,767
Total revenues	3,492	3,656	2,395	1,823	3,742	8,767	-	-	9,629	14,246

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	3,142	8,305	-	-	3,142	8,305
General and administrative expenses	-	-	-	-	650	1,652	3,461	3,873	4,111	5,525
Franchise expenses	615	626	729	637	-	-	-	-	1,344	1,263
Pre-opening expenses	-	-	-	-	114	54	-	-	114	54
(Gain)/Loss on sale of assets	-	-	-	-	-	-	(165)	699	(165)	699
Impairment of long-lived assets
and other lease charges	-	-	-	-	681	5,226	-	-	681	5,226
Bad debt	-	-	-	-	124	-	89	351	213	351
Interest expense	-	-	-	-	-	-	131	2	131	2
Amortization and depreciation expense	-	-	-	-	373	1,304	227	213	600	1,517
Total costs and expenses	615	626	729	637	5,084	16,541	3,743	5,138	10,171	22,942

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	2,877	3,030	1,666	1,186	(1,342)	(7,774)	(3,743)	(5,138)	(542)	(8,696)

 Revenues:

Revenues are derived from (1) franchise royalties, franchise fees and supplier incentives, and (2) Company-owned restaurant operations. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended December 24, 2017 and for the same period in the prior fiscal year were $4.2 million and $6.8 million, respectively. Total revenues for the six month period ended December 24, 2017 was $9.6 million compared to $14.2 million in the same period in the prior fiscal year. The decrease in total revenues in both the three and six month periods was primarily driven by the reduction in the number of Company-owned stores.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues decreased by $0.1 million to $1.7 million from $1.8 million for the three month period ended December 24, 2017 compared to the same period in the prior fiscal year. Pizza Inn franchise revenues decreased to $3.5 million for the six month period ended December 24, 2017 from $3.7 million for the same period of the prior fiscal year. The decrease in both the three and six month periods was primarily the result of reduced retail sales, largely attributable to closure of under-performing stores.

Pie Five Franchise Revenues

Pie Five franchise revenues were flat year over year at $0.9 for the three month period ended December 24, 2017 compared to the same period in the prior fiscal year. Pie Five franchise revenues increased to $2.4 million for the six month period ended December 24, 2017 from $1.8 million for the same period of the prior fiscal period, primarily driven by the recognition of a set up fee for the first international franchisee.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 61.4%, or $2.5 million, to $1.6 million for the three month period ended December 24, 2017, compared to $4.1 million for the comparable period in the prior year. In the six month period ended December 24, 2017, restaurant sales decreased 57.3%, or $5.0 million, to $3.8 million compared to $8.8 million for the comparable period in the prior year. In both cases, the decrease in restaurant sales was primarily a result of decreased store count.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $1.1 million for the three month period ended December 24, 2017 compared to $3.9 million in the three month period ended December 25, 2016. For the six month period ended December 24, 2017, total cost of sales decreased to $3.1 million from $8.3 million. The decreases in costs in both three and six month periods were primarily the result decreased Company-owned store count.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $2.0 million for the three month period ended December 24, 2017 compared to $3.0 million for the three month period ended December 25, 2016 primarily due to decreased expenses resulting from the lower number of Company-owned restaurants and decreased costs in corporate overhead. For the six month period ended December 24, 2017, general and administrative expenses decreased to $4.1 million from $5.5 million in the same period in the prior fiscal year primarily due to decreased expenses resulting from the lower number of Company-owned restaurants and decreased costs in corporate overhead.

General and Administrative Expenses - Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants decreased to $0.3 million for the three month period ended December 24, 2017 compared to $0.7 million in the three month period ended December 25, 2016 primarily as a result of lower store count. General and administrative expenses for Company-owned restaurants decreased to $0.7 million for the six month period ended December 24, 2017 compared to $1.6 million in the six month period ended December 25, 2016 primarily as a result of lower store count.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased to $1.7 million for the three month period ended December 24, 2017 compared to $2.2 million for the three month period ended December 25, 2016. General and administrative expenses for corporate decreased to $3.5 million for the six month period ended December 24, 2017 compared to $3.9 million for the six month period ended December 25, 2016.

Franchise Expenses - Total

Franchise expenses include selling, general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Franchise expenses remained stable at $0.7 million for the three month periods and $1.3 million for the six month periods ended December 24, 2017 and December 25, 2016 respectively.

Franchise Expenses – Pizza Inn

Pizza Inn franchise expenses include general and administrative expenses directly related to the continuing service of the Pizza Inn domestic and international franchises. Franchise expenses remained stable at $0.3 million for the three month periods and $0.6 million for the six month periods ended December 24, 2017 and December 25, 2016 respectively.

Franchise Expenses – Pie Five

Pie Five franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Pie Five franchise expenses remained stable at $0.4 million for the three month period ended December 24, 2017 as compared to the same period in the prior fiscal year. Pie Five franchise expenses increased slightly to $0.7 million from $0.6 million for the six month period ended December 24, 2017 as compared to the same period in the prior fiscal year.

Pre-Opening Expenses

Pre-opening expenses decreased to a credit of $1 thousand for the second quarter of fiscal 2018 compared to $47 thousand expense for the same quarter of fiscal 2017. For the six month period ended December 24, 2017, pre-opening expenses were $114 thousand compared to $54 thousand in six month period ended December 25, 2016. Pre-opening expenses are directly related to the number of new store openings, which declined in fiscal 2018.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $0.5 million for three month period ended December 24, 2017 compared to $5.1 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges were $0.7 million for the six month period ended December 24, 2017 compared to $5.2 million for the same period in the prior fiscal year. For the six month period ended December 24, 2017, these charges related to continuing lease termination expenses for nine Pie Five restaurant sites no longer deemed desirable for future restaurant development and lease termination expense for one additional Pie Five restaurant site.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased $0.2 million for the three month period ended December 24, 2017 as compared to the comparable period in the prior fiscal year. Bad debt expense decreased to $0.2 million for the six month period ended December 24, 2017 as compared to $0.4 million in the comparable period in the prior fiscal year. In the six month period ended December 24, 2017, the Company recognized $0.2 million bad debt expense related to the collectability of a promissory note taken in connection with the prior sale of two Company-owned Pie Five Units to a franchisee.

Interest Expense

Interest expense increased to $63 thousand in the three month period ended December 24, 2017 compared to $2 thousand during the same fiscal quarter of the prior year. Interest expense was $131 thousand for the six month period ended December 24, 2017 as compared to $2 thousand in the comparable period in the prior fiscal year. The increase in interest expense during both the three and six month periods compared to the prior fiscal year was primarily related to the interest expense on senior convertible notes issued in the third quarter of fiscal 2017.

Provision for Income Tax

For the six months ended December 24, 2017, the Company had an income tax benefit of $260 thousand calculated at a 27.5% weighted-average rate consistent with a statutory U.S. federal blended rate offset by an income tax expense of $246 thousand related to recording a valuation allowance for deferred tax assets of $260 thousand foreign taxes of $6 thousand, state taxes of $13 thousand and an additional IRS refund of $33 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at December 24, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at December 24, 2017 was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law drops the income tax rate for corporations to 21% effective January 1, 2018. Due to the tax rate change, the deferred tax assets as of December 24, 2017 were adjusted by $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately 6.0 million of deferred tax assets at December 24, 2017.

Discontinued Operations

Net losses from the Norco food and supply distribution division are included within discontinued operations. The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company during the second quarter of fiscal 2018, releasing the Company from added credit risk, overhead expense, and direct supply and delivery responsibilities. Discontinued operations also includes losses from leased buildings and operating losses associated with Company-owned Pizza Inn restaurants closed in prior years.

Liquidity and Capital Resources

During the six month period ended December 24, 2017, our primary sources of liquidity were cash flows from investing activities and proceeds from the sale of common stock.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities increased $1.8 million to cash used of $3.5 million for the six month period ended December 24, 2017 compared to cash used of $1.6 million for the six month period ended December 25, 2016.  The primary drivers of additional cash consumption during the six month period ended December 24, 2017 were lease termination payments for restaurant sites no longer deemed desirable for future development, timing of net working capital related to the discontinued Norco food and supply distribution division, and an overall reduction in accounts payable.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets.  Cash provided by investing activities during the six month period ended December 24, 2017 of $0.5 million was primarily attributed to the sale of assets of closed Company-owned Pie Five Units partially offset by capital expenditures for a new Company-owned Pie Five Unit.  This compares to cash used by investing activities of $0.2 million during the same period in the prior fiscal year attributable to Company-owned Pie Five Units that were under development during the period.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period.  Net cash provided by financing activities increased to $3.9 million for the six month period ended December 24, 2017 compared to $1.8 million for the six month period ended December 25, 2016 primarily as the result of the sale of stock in connection with a shareholder rights offering that closed in September 2017 partially offset by the repayment of a $1.0 million promissory note.

On October 27, 2017, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 for the offer and sale of up to $5.0 million of its common stock at such time and in such manner as may subsequently be determined appropriate. The registration statement was declared effective by the SEC on November 8, 2017. On December 5, 2017, the Company filed a prospectus supplement pertaining to at-the-market sales of its common stock under the effective registration statement.

Management believes the cash on hand combined with cash from operations and proceeds from at-the-market sales of common stock under its shelf registration will be sufficient to fund operations for the next 12 months.

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

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

Inventory consists primarily of food, paper products and supplies stored in and used by Company-owned restaurants and is stated at lower of first-in, first-out (“FIFO”) or market. The valuation of such restaurant inventory requires us to estimate the amount of obsolete and excess inventory based on estimates of future retail sales by Company-owned restaurants. Overestimating retail sales by Company-owned restaurants could result in the write-down of inventory which would have a negative impact on the gross margin of such Company-owned restaurants.

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

Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements and supplier incentive revenues. License fees are recognized as income when there has been substantial performance of the agreement by both the franchisee and the Company, generally at the time the restaurant is opened. Royalties are recognized as income when earned. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at December 24, 2017, management determined that a full valuation allowance against all of the Company’s deferred tax assets at December 24, 2017 was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law drops the income tax rate for corporations to 21% effective January 1, 2018. Due to the tax rate change, the deferred tax assets as of December 24, 2017 were adjusted by $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately 6.0 million of deferred tax assets at December 24, 2017.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended December 24, 2017.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 24, 2017, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated By-laws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Indenture for 4% Convertible Senior Notes due 2022 (filed as Exhibit 4.1 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

4.2	Pledge Agreement (filed as Exhibit 4.2 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

4.3	Supplemental Indenture Number 1 dated as of October 31, 2017, between Rave Restaurant Group, Inc. and Securities Transfer Corporation (filed as Exhibit 4.1 to Form 8-K filed November 9, 2017 and incorporated herein by reference).

10.1	At Market Issuance Sales Agreement between Rave Restaurant Group, Inc. and B. Riley FBR, Inc. dated December 5, 2017 (filed as Exhibit 1.1 to Form 8-K filed December 5, 2017 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Dated: February 6, 2018

