Form 10-Q
period 2018-03-25
RAVE RESTAURANT GROUP, INC.
filed 2018-05-09
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2018

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

As of May 7, 2018, 15,047,274 shares of the issuer’s common stock were outstanding.

2

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017

REVENUES:	$ 2,665	$ 6,498	$ 12,294	$ 20,744

COSTS AND EXPENSES:
Cost of sales	299	3,756	3,441	12,061
General and administrative expenses	1,698	2,902	5,809	8,427
Franchise expenses	613	587	1,957	1,850
Pre-opening expenses	-	29	114	83
Loss/(Gain) on sale of assets	31	345	(134)	1,044
Impairment of long-lived assets and other lease charges	70	(110)	751	5,116
Bad debt	264	73	477	424
Interest expense	26	37	157	39
Depreciation and amortization expense	133	578	733	2,095
Total costs and expenses	3,134	8,197	13,305	31,139

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(469)	(1,699)	(1,011)	(10,395)
Income tax expense / (benefit)	6	5	(8)	15
LOSS FROM CONTINUING OPERATIONS	(475)	(1,704)	(1,003)	(10,410)

Loss from discontinued operations	(17)	(258)	(422)	(973)
NET LOSS	$ (492)	$ (1,962)	$ (1,425)	$ (11,383)

LOSS PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$ (0.03)	$ (0.16)	$ (0.08)	$ (0.98)
Loss from discontinued operations	(0.00)	(0.02)	(0.03)	(0.09)
Net loss	$ (0.03)	$ (0.18)	$ (0.11)	$ (1.07)

LOSS PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$ (0.03)	$ (0.16)	$ (0.08)	$ (0.98)
Loss from discontinued operations	(0.00)	(0.02)	(0.03)	(0.09)
Net loss	$ (0.03)	$ (0.18)	$ (0.11)	$ (1.07)

Weighted average common shares outstanding - basic	14,940	10,657	13,456	10,602

Weighted average common and
potential dilutive common shares outstanding	14,940	10,657	13,456	10,602

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 25,	June 25,
	2018 (unaudited)	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$979	$451
Accounts receivable, less allowance for bad debts
of $298 and $249, respectively	1,568	2,761
Notes receivable, less allowance for bad debts
of $95 and $0, respectively	853	675
Inventories	13	79
Income tax receivable	5	194
Property held for sale	552	671
Prepaid expenses and other	488	295
Total current assets	4,458	5,126

LONG-TERM ASSETS
Property, plant and equipment, net	1,839	3,808
Intangible assets definite-lived, net	218	239
Long-term notes receivable	325	127
Deposits and other	243	246
Total assets	$7,083	$9,546

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable - trade	$713	$4,165
Short-term debt	—	1,000
Accrued expenses	863	1,265
Deferred rent	35	101
Deferred revenues	68	212
Total current liabilities	1,679	6,743

Convertible notes	1,557	2,749
Deferred rent, net of current portion	218	655
Deferred revenues, net of current portion	700	1,425
Other long-term liabilities	38	53
Total liabilities	4,192	11,625

COMMITMENTS AND CONTINGENCIES (SEE NOTE 2)

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,166,674 and 17,786,049 shares, respectively;
outstanding 15,047,274 and 10,666,649 shares, respectively	222	178
Additional paid-in capital	33,135	26,784
Accumulated deficit	(5,830)	(4,405)
Treasury stock at cost
Shares in treasury: 7,119,400	(24,636)	(24,636)
Total shareholders' equity (deficit)	2,891	(2,079)

	$7,083	$9,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 25,	March 26,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,425)	$(11,383)
Adjustments to reconcile net loss to
cash used in operating activties:
Depreciation and amortization	704	2,080
Amortization of intangible assets definite-lived	29	37
Amortization of debt issue costs	29	—
Impairment of long-lived assets and other lease charges	751	4,773
Stock compensation expense	29	143
(Gain)/loss on sale/disposal of assets	(134)	1,044
Provision for bad debt	477	423
Changes in operating assets and liabilities:
Accounts receivable	1,127	39
Inventories	66	65
Accounts payable - trade	(4,240)	512
Accrued expenses	(417)	(321)
Deferred rent	(503)	(167)
Deferred revenue	(734)	17
Prepaid expenses and other	(188)	(294)
Cash used in operating activities	(4,429)	(3,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,706	102
Purchase of intangible assets definite-lived	(9)	—
Capital expenditures	(884)	(258)
Cash provided by (used in) investing activities	813	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	5,144	—
Proceeds from stock options	—	806
Proceeds from issuance of convertible notes	—	2,882
Issuance (payments) of short-term debt	(1,000)	1,000
Cash provided by financing activities	4,144	4,688

Net increase in cash and cash equivalents	528	1,500
Cash and cash equivalents, beginning of period	451	873
Cash and cash equivalents, end of period	$979	$2,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period:
Interest paid	$170	$25
Taxes paid	$48	$29
Non-cash activities:
Capital expenditures included in accounts payable	$81	$—

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

Fiscal Quarters

The three and nine month periods ended March 25, 2018 and March 26, 2017, each contained 13 weeks and 39 weeks, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Franchise revenues consist of income from license fees, royalties, and area development and foreign master license fees and supplier and distributor incentive revenues. License fees are recognized as income when there has been substantial performance under the agreement by the Company. Domestic license fees are generally recognized at the time the restaurant is opened. Foreign master license fees are generally recognized upon execution of the agreement as all material services relating to the sale have been substantially performed by the Company and the fee has been collected. Royalties are recognized as income when earned. Supplier and distributor incentive revenues are recognized when title to the underlying commodities transfer.

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

On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan first adopted on May 23, 2007 and previously amended on June 2, 2008, to increase the number of shares of common stock the Company may repurchase shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the third quarter of fiscal 2018. As of March 25, 2018, up to an additional 848,425 shares could be repurchased under the 2007 Stock Purchase Plan.

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

(3)       Stock-Based Compensation

Stock Options:

For the three month period ended March 25, 2018 and March 26, 2017, the Company recognized stock-based compensation expense related to stock options of $10 thousand and $20 thousand, respectively. For the nine month period ended March 25, 2018 and March 26, 2017, the Company recognized stock-based compensation expense related to stock options of $29 thousand and $70 thousand, respectively. As of March 25, 2018, unamortized stock-based compensation expense related to stock options was $6 thousand.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 25, 2018	March 26, 2017

Outstanding at beginning of year	478,056	847,556

Granted	-	50,000
Exercised	-	(315,000)
Forfeited/Canceled/Expired	-	(104,500)

Outstanding at end of period	478,056	478,056

Exercisable at end of period	438,056	358,056

Restricted Stock Units:

For the three month periods ended March 25, 2018 and March 26, 2017, the Company recognized $0 and $33 thousand in stock-based compensation expense related to RSU’s. For the nine month period ended March 25, 2018 and March 26, 2017, the Company recognized $0 and $73 thousand in stock-based compensation expense related to RSU’s. As of March 25, 2018, unamortized stock-based compensation expense related to RSU’s was $0 because the Company determined that the probability of achieving the minimum performance criteria was remote.

A summary of the status of restricted stock units as of March 25, 2018, and changes during the fiscal nine month period then ended is presented below:

Number of Restricted Stock Units

Unvested at June 25, 2017	487,950
Granted	—
Vested	—
Forfeited	(34,730)
Unvested at March 25, 2018	453,220

(4)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
Loss from continuing operations	$(475)	$(1,704)	$(1,003)	$(10,410)
Loss from discontinued operations	(17)	(258)	(422)	(973)
Net loss available to common stockholders	$(492)	$(1,962)	$(1,425)	$(11,383)

BASIC:
Weighted average common shares	14,940	10,657	13,456	10,602

Loss from continuing operations per common share	$(0.03)	$(0.16)	$(0.08)	$(0.98)
Loss from discontinued operations per common share	(0.00)	(0.02)	(0.03)	(0.09)
Net loss per common share	$(0.03)	$(0.18)	$(0.11)	$(1.07)

DILUTED:
Weighted average common shares	14,940	10,657	13,456	10,602
Stock options	—	—	—	—
Weighted average common shares outstanding	14,940	10,657	13,456	10,602

Loss from continuing operations per common share	$(0.03)	$(0.16)	$(0.08)	$(0.98)
Loss from discontinued operations per common share	(0.00)	(0.02)	(0.03)	(0.09)
Net loss per common share	$(0.03)	$(0.18)	$(0.11)	$(1.07)

For the three and nine month periods ended March 25, 2018, options to purchase 478,056 shares of common stock at exercise prices ranging from $1.87 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

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

Discontinued operations include losses attributable to the discontinued Norco distribution and supply division, leased buildings associated with Company-owned restaurants closed in prior years, and Company-owned restaurants closed in the reported period.

(6)       Income Taxes

For the three months ended March 25, 2018, the Company recorded an income tax expense of $6 thousand. This amount was comprised of an income tax benefit of $130 thousand calculated at a 27.5% weighted-average rate consistent with the statutory U.S. federal rate offset by an income tax expense of $130 thousand related to a valuation allowance for deferred tax assets and state taxes of $6 thousand.

For the nine months ended March 25, 2018, the Company recorded an income tax benefit of $8 thousand. This amount was comprised of an income tax benefit of $390 thousand calculated at a 27.5% weighted-average rate consistent with the statutory U.S. federal rate offset by an income tax expense of $390 thousand related to recording a valuation allowance for deferred tax assets, foreign taxes of $6 thousand, state taxes of $19 thousand and a federal tax refund of $33 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 25, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law reduces the income tax rate for corporations from 35% to 21% effective January 1, 2018. The Company has not completed the accounting for the tax effects of enactment of the Act, but has estimated the effects on the deferred tax balances. The Company measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the remeasurement of these balances or give rise to new deferred tax amounts. The estimated increase in deferred taxes recorded due to the remeasurement was $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately $6.0 million of deferred tax assets at March 25, 2018.

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

In order to show the impact of this change and better reflect the current operational structure, effective with the second quarter of fiscal 2018, the Company redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. Summarized in the following tables are net sales and operating revenues, operating income and geographic information (revenues) for these reportable segments for the three and nine month periods ended March 25, 2018 and March 26, 2017 (in thousands). Operating income reported below excludes income tax provision and discontinued operations.

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
Net sales and operating revenues:
Pizza Inn Franchising	$ 1,601	$ 1,764	$ 5,093	$ 5,420
Pie Five Franchising	774	857	3,169	2,680
Company-Owned Restaurants (Note 1)	290	3,877	4,032	12,644
Consolidated revenues	$ 2,665	$ 6,498	$ 12,294	$ 20,744

Depreciation and amortization:
Pizza Inn Franchising	$ -	$ -	$ -	$ -
Pie Five Franchising	-	-	-	-
Company-Owned Restaurants (Note 1)	45	436	418	1,740
Combined	45	436	418	1,740
Corporate administration and other	88	142	315	355
Depreciation and amortization	$ 133	$ 578	$ 733	$ 2,095

Gain/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$ 1,288	$ 1,443	$ 4,165	$ 4,473
Pie Five Franchising	474	591	2,140	1,777
Company-Owned Restaurants (Note 1)	(167)	(1,013)	(1,509)	(8,787)
Combined	1,595	1,021	4,796	(2,537)
Corporate administration and other	(2,064)	(2,720)	(5,807)	(7,858)
Loss from continuing operations before taxes	$ (469)	$ (1,699)	$ (1,011)	$ (10,395)

Geographic information (revenues):
United States	$ 2,593	$ 6,455	$ 11,929	$ 20,558
Foreign countries	72	43	365	186
Consolidated total	$ 2,665	$ 6,498	$ 12,294	$ 20,744

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

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants domestically and internationally under the trademark “Pizza Inn” and operates domestic fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party suppliers and distributors. The following chart presents information concerning Company-owned and franchised restaurants as of and for the three and nine month periods ended March 25, 2018:

Three Months Ended March 25, 2018
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	—	$—	2	$290	2	$290
Domestic Franchised	152	21,320	76	11,232	228	32,552
Total Domestic Units	152	$21,320	78	$11,522	230	$32,842

International Franchised	60		—		60

Nine Months Ended March 25, 2018
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Company-Owned	—	$—	2	$4,032	2	$4,032
Domestic Franchised	152	64,120	76	31,484	228	95,604
Total Domestic Units	152	$64,120	78	$35,516	230	$99,636

International Franchised	60		—		60

 Domestic units are located in 25 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic and diluted loss per common share improved $0.15 per share to a loss of $0.03 per share for the three month period ended March 25, 2018, compared to a loss of $0.18 per share in the comparable period in the prior fiscal year. The Company had a net loss of $0.5 million for the three month period ended March 25, 2018, and net loss of $2.0 million in the comparable period in the prior fiscal year, on revenues of $2.7 million for the three month period ended March 25, 2018 compared to $6.5 million in the comparable period in the prior fiscal year. The decrease in net loss from prior year was primarily due to the closing of poorly preforming stores, lower closed store expenses, increased gains from sale of assets, lower impairment expenses, lower lease termination costs and reduced general and administrative expenses.

Basic and diluted loss per common share improved $0.96 per share to a loss of $0.11 per share for the nine month period ended March 25, 2018, compared to a loss of $1.07 per share in the comparable period in the prior fiscal year. Net loss decreased by $10.0 million to $1.4 million in the nine month period ended March 25, 2018 as compared to $11.4 million in the same period in the prior year. The decrease in net loss from prior year was primarily due to the closing of poorly performing Company-owned stores, lower closed store expenses, increased gains from sale of assets, lower impairment expenses, lower lease termination costs and reduced general and administrative expenses.

Adjusted EBITDA for the fiscal quarter ended March 25, 2018, improved $0.4 million compared to the same period of the prior fiscal year. Year-to-date adjusted EBITDA increased to $0.3 million compared to a loss of $1.5 million for the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
Net loss	$(492)	$(1,962)	$(1,425)	$(11,383)
Interest expense	26	37	157	39
Income taxes	6	5	(8)	15
Depreciation and amortization	133	578	733	2,095
EBITDA	$(327)	$(1,342)	$(543)	$(9,234)
Stock compensation expense	10	53	29	143
Pre-opening costs	—	29	114	83
(Gain)/Loss on sale/disposal of assets	31	345	(134)	1,044
Impairment of long-lived assets and other lease charges	70	(110)	751	5,116
Discontinued operations and closed and non-operating store costs	—	454	72	1,338
Adjusted EBITDA	$(216)	$(571)	$289	$(1,510)

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic - Franchised	$11,232	$10,456	$31,484	$30,957
Domestic - Company-owned	290	3,877	4,032	12,644
Total domestic retail sales	$11,522	$14,333	$35,516	$43,601

Pie Five Comparable Store Retail Sales - Total	$7,683	$8,792	$23,554	$27,673

Pie Five Average Units Open in Period
Domestic - Franchised	77	68	74	64
Domestic - Company-owned	2	28	8	30
Total domestic Units	79	96	82	94

Pie Five system-wide retail sales decreased $2.8 million, or 19.6%, for the three month period ended March 25, 2018 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 96 to 79. Comparable store retail sales decreased by $1.1 million, or 12.6%, during the third quarter of fiscal 2018 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $8.1 million, or 18.5%, for the nine month period ended March 25, 2018 when compared to the same period of the prior year. Year-to-date fiscal 2018 compared to the year-to-date of the prior year, average units open in the period decreased from 94 to 82. Comparable store retail sales decreased by $4.1 million, or 14.9%, during the nine month period ended March 25, 2018 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five Unit activity for the three and nine month periods ended March 25, 2018:

	Three Months Ended March 25, 2018
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	77	2	-	3	76
Domestic - Company-owned	3	-	-	1	2
Total domestic Units	80	2	-	4	78

	Nine Months Ended March 25, 2018
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	71	7	11	13	76
Domestic - Company-owned	13	1	(11)	1	2
Total domestic Units	84	8	-	14	78

The net decrease of two and six Pie Five Units during the three and nine month periods ended March 25, 2018 was primarily the result of the closure of poor-performing stores, which we believe will provide a stronger foundation for future brand growth. We believe that the net increase of five franchised Pie Five Units in the nine month period ended March 25, 2018 is a demonstration of the Company’s commitment to our franchise strategy. We do not anticipate the opening of additional Company-owned Pie Five Units in the near future.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
Store weeks (excluding partial weeks)	31	368	337	1,154
Average weekly sales	9,385	10,535	11,774	10,952
Average number of units	2	28	8	30

Restaurant sales (excluding partial weeks)	290	3,877	3,968	12,644
Restaurant sales	290	3,877	4,032	12,644

Loss from continuing operations before taxes	(167)	(1,013)	(1,509)	(8,787)
Allocated marketing and advertising expenses	15	194	202	632
Depreciation/amortization expense	45	436	418	1,740
Pre-opening costs	-	29	114	83
Operations management and extraordinary expenses	13	195	96	635
Impairment, other lease charges and non-operating store costs	57	(26)	402	5,480
Restaurant operating cash flow	(37)	(185)	(277)	(217)

 Average weekly sales for Company-owned Pie Five Units decreased $1,150, or 10.9%, to $9,385 for the three month period ended March 25, 2018 compared to $10,535 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $0.1 million during the third quarter of fiscal 2018 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.8 million for the three month period ended March 25, 2018 compared to the same period of the prior year. The decrease in retail sales was due to the combined impact of decreased store count and lower average weekly sales..

Average weekly sales for Company-owned Pie Five Units increased $822, or 7.5%, to $11,774 for the nine month period ended March 25, 2018 compared to $10,952 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million during the nine month period ended March 25, 2018 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $7.3 million for the nine month period ended March 25, 2018 compared to the same period of the prior year. The decrease in retail sales was due to decreased store count partially offset by the increase in average weekly sales attributable to closing underperforming stores.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and Company-owned domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 25,	March 26,	March 25,	March 26,
	2018	2017	2018	2017
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet - Franchised	$ 19,766	$ 20,390	$ 59,172	$ 60,399
Delco/Express - Franchised	1,554	1,564	4,948	4,926
Buffet - Company-owned	-	162	-	521
Total domestic retail sales	$ 21,320	$ 22,116	$ 64,120	$ 65,846

Pizza Inn Comparable Store Retail Sales - Total Domestic	20,557	$ 20,094	$ 58,257	57,137

Pizza Inn Average Units Open in Period
Domestic Units
Buffet - Franchised	89	94	91	95
Delco/Express - Franchised	64	63	66	64
Buffet - Company-owned	-	1	-	1
Total domestic Units	153	158	157	160

Total Pizza Inn domestic retail sales decreased $0.8 million, or 3.6%, for the three month period ended March 25, 2018 when compared to the same period of the prior year. Despite the adverse impact of abnormal severe weather in several markets during the third quarter of fiscal 2018, Pizza Inn domestic comparable store retail sales increased 2.3%, for the three month period ended March 25, 2018 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $1.7 million, or 2.6%, for the nine month period ended March 25, 2018 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased 2.0%, for the nine month period ended March 25, 2018 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn unit activity for the three month and nine month periods ended March 25, 2018:

	Three Months Ended March 25, 2018
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	90	-	-	1	89
Delco/Express - Franchised	66	-	-	3	63
Total domestic Units	156	-	-	4	152

International Units (all types)	62	1	-	3	60

Total Units	218	1	-	7	212

	Nine Months Ended March 25, 2018
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet - Franchised	93	-	-	4	89
Delco/Express - Franchised	68	2	-	7	63
Total domestic Units	161	2	-	11	152

International Units (all types)	60	3	-	3	60

Total Units	221	5	-	14	212

There was a net decrease of four units in the total domestic Pizza Inn store count during the three month period ended March 25, 2018. There was a net decrease of nine units in the total domestic Pizza Inn store count during the nine month period ended March 25, 2018. We believe this represents a stabilizing of domestic store count. The number of international Pizza Inn units decreased by two units in the three month period ended March 25, 2018.

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

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine month periods ended March 25, 2018 and March 26, 2017 (in thousands):

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
REVENUES:
Franchise revenues	1,601	1,764	774	857	-	-	-	-	2,375	2,621
Restaurant sales	-	-	-	-	290	3,877	-	-	290	3,877
Total revenues	1,601	1,764	774	857	290	3,877	-	-	2,665	6,498

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	299	3,756	-	-	299	3,756
General and administrative expenses	-	-	-	-	43	779	1,655	2,123	1,698	2,902
Franchise expenses	313	321	300	266	-	-	-	-	613	587
Pre-opening expenses	-	-	-	-	-	29	-	-	-	29
(Gain)/Loss on sale of assets	-	-	-	-	-	-	31	345	31	345
Impairment of long-lived assets
and other lease charges	-	-	-	-	70	(110)	-	-	70	(110)
Bad debt	-	-	-	-	-	-	264	73	264	73
Interest expense	-	-	-	-	-	-	26	37	26	37
Amortization and depreciation expense	-	-	-	-	45	436	88	142	133	578
Total costs and expenses	313	321	300	266	457	4,890	2,064	2,720	3,134	8,197

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	1,288	1,443	474	591	(167)	(1,013)	(2,064)	(2,720)	(469)	(1,699)

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,	Mar 25,	Mar 26,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
REVENUES:
Franchise revenues	5,093	5,420	3,169	2,680	-	-	-	-	8,262	8,100
Restaurant sales	-	-	-	-	4,032	12,644	-	-	4,032	12,644
Total revenues	5,093	5,420	3,169	2,680	4,032	12,644	-	-	12,294	20,744

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	3,441	12,061	-	-	3,441	12,061
General and administrative expenses	-	-	-	-	693	2,431	5,116	5,996	5,809	8,427
Franchise expenses	928	947	1,029	903	-	-	-	-	1,957	1,850
Pre-opening expenses	-	-	-	-	114	83	-	-	114	83
(Gain)/Loss on sale of assets	-	-	-	-	-	-	(134)	1,044	(134)	1,044
Impairment of long-lived assets
and other lease charges	-	-	-	-	751	5,116	-	-	751	5,116
Bad debt	-	-	-	-	124	-	353	424	477	424
Interest expense	-	-	-	-	-	-	157	39	157	39
Amortization and depreciation expense	-	-	-	-	418	1,740	315	355	733	2,095
Total costs and expenses	928	947	1,029	903	5,541	21,431	5,807	7,858	13,305	31,139

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	4,165	4,473	2,140	1,777	(1,509)	(8,787)	(5,807)	(7,858)	(1,011)	(10,395)

 Revenues:

Revenues are derived from (1) franchise royalties, franchise fees and supplier incentives, and (2) sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended March 25, 2018 and for the same period in the prior fiscal year were $2.7 million and $6.5 million, respectively. Total revenues for the nine month period ended March 25, 2018 was $12.3 million compared to $20.7 million in the same period in the prior fiscal year. The decrease in total revenues in both the three and nine month periods was primarily driven by the reduction in the number of Company-owned stores.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues decreased by $0.2 million to $1.6 million for the three month period ended March 25, 2018 compared to $1.8 million for the same period in the prior fiscal year. Pizza Inn franchise revenues decreased to $5.1 million for the nine month period ended March 25, 2018 from $5.4 million for the same period of the prior fiscal year. The decrease in both the three and nine month periods was primarily the result of reduced retail sales, largely attributable to closure of under-performing stores.

Pie Five Franchise Revenues

Pie Five franchise revenues decreased by $0.1 million to $0.8 million for the three month period ended March 25, 2018 compared to $0.9 million for the same period in the prior fiscal year. Pie Five franchise revenues increased to $3.2 million for the nine month period ended March 25, 2018 from $2.7 million for the same period of the prior fiscal period, primarily driven by the recognition of a set up fee for the first international franchisee and recognition of defaulted franchisee fees.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 92.5%, or $3.6 million, to $0.3 million for the three month period ended March 25, 2018, compared to $3.9 million for the comparable period in the prior year. In the nine month period ended March 25, 2018, restaurant sales decreased 68.1%, or $8.6 million, to $4.0 million compared to $12.6 million for the comparable period in the prior year. In both cases, the decrease in restaurant sales was primarily a result of decreased store count.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $0.3 million for the three month period ended March 25, 2018 compared to $3.8 million in the three month period ended March 26, 2017. For the nine month period ended March 25, 2018, total cost of sales decreased to $3.4 million from $12.1 million for the same period of the prior year. The decreases in costs in both three and nine month periods were primarily the result of decreased Company-owned store count.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $1.7 million for the three month period ended March 25, 2018 compared to $2.9 million for the three month period ended March 26, 2017 primarily resulting from the lower number of Company-owned restaurants and decreased corporate overhead. For the nine month period ended March 25, 2018, general and administrative expenses decreased to $5.8 million from $8.4 million in the same period in the prior fiscal year primarily for the same reason.

General and Administrative Expenses - Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants decreased to $43 thousand for the three month period ended March 25, 2018 compared to $779 thousand in the three month period ended March 25, 2018 primarily as a result of lower store count. General and administrative expenses for Company-owned restaurants decreased to $0.7 million for the nine month period ended March 25, 2018 compared to $2.4 million in the nine month period ended March 25, 2018 primarily as a result of lower store count.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased to $1.7 million for the three month period ended March 25, 2018 compared to $2.1 million for the three month period ended March 26, 2017. The decrease in general and administrative expenses for the three month period was primarily attributable to a reduction in the number of general and administrative employees, a decrease in fees for advisory and consulting services, decreases in stock-based compensation and decreases in legal fees. General and administrative expenses for corporate decreased to $5.1 million for the nine month period ended March 25, 2018 compared to $6.0 million for the nine month period ended March 26, 2017. The decrease in general and administrative expenses for the nine month period was primarily attributable to a reduction in the number of general and administrative employees, a reduction in fees for advisory and consulting services, reduction in stock-based compensation and decreases in executive recruiting fees.

Franchise Expenses - Total

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses remained stable at $0.6 million for the three month periods ended March 25, 2018 and March 26, 2017. For the nine month period ended March 25, 2018, franchise expenses increased to $2.0 million from $1.9 million in the same period in the prior fiscal year due to increased investment in franchisee support.

Franchise Expenses – Pizza Inn

Pizza Inn franchise expenses include general and administrative expenses directly related to the continuing service of the Pizza Inn domestic and international franchises. Franchise expenses remained stable at $0.3 million for the three month periods and $0.9 million for the nine month periods ended March 25, 2018 and March 26, 2017, respectively.

Franchise Expenses – Pie Five

Pie Five franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Pie Five franchise expenses remained stable at $0.3 million for the three month period ended March 25, 2018 as compared to the same period in the prior fiscal year. Pie Five franchise expenses increased slightly to $1.0 million from $0.9 million for the nine month period ended March 25, 2018 as compared to the same period in the prior fiscal year.

Pre-Opening Expenses

Pre-opening expenses decreased to zero for the third quarter of fiscal 2018 compared to $29 thousand expense for the same quarter of fiscal 2017. For the nine month period ended March 25, 2018, pre-opening expenses were $114 thousand compared to $83 thousand in nine month period ended March 25, 2018. Pre-opening expenses are directly related to the number of new corporate store openings.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $0.1 million for three month period ended March 25, 2018 compared to a credit of $0.1 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges were $0.8 million for the nine month period ended March 25, 2018 compared to $5.1 million for the same period in the prior fiscal year. For the nine month period ended March 25, 2018, these charges related to continuing lease termination expenses for nine Pie Five restaurant sites no longer deemed desirable for future restaurant development and lease termination expense for one additional Pie Five restaurant site.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased $0.2 million for the three month period ended March 25, 2018 as compared to the comparable period in the prior fiscal year. Bad debt expense increased slightly to $0.5 million for the nine month period ended March 25, 2018 as compared to $0.4 million in the comparable period in the prior fiscal year. In the nine month period ended March 25, 2018, the Company recognized $0.2 million bad debt expense related to the collectability of a promissory note taken in connection with the prior sale of two Company-owned Pie Five Units to a franchisee.

Interest Expense

Interest expense decreased to $26 thousand in the three month period ended March 25, 2018 compared to $37 thousand during the same fiscal quarter of the prior year. Interest expense was $157 thousand for the nine month period ended March 25, 2018 as compared to $39 thousand in the comparable period in the prior fiscal year. The decrease in interest expense during the three month period was primarily related to differences in the Company’s debt instruments in both note value and effective interest rates. The increase in interest expense between the nine month periods was primarily related to the interest expense on senior convertible notes issued in the third quarter of fiscal 2017.

Provision for Income Tax

For the three months ended March 25, 2018, the Company recorded an income tax expense of $6 thousand. This amount was comprised of an income tax benefit of $130 thousand calculated at a 27.5% weighted-average rate consistent with the statutory U.S. federal rate offset by an income tax expense of $130 thousand related to a valuation allowance for deferred tax assets and state taxes of $6 thousand.

For the nine months ended March 25, 2018, the Company recorded an income tax benefit of $8 thousand. This amount was comprised of an income tax benefit of $390 thousand calculated at a 27.5% weighted-average rate consistent with the statutory U.S. federal rate offset by an income tax expense of $390 thousand related to recording a valuation allowance for deferred tax assets, foreign taxes of $6 thousand, state taxes of $19 thousand and a federal tax refund of $33 thousand.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 25, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law reduces the income tax rate for corporations from 35% to 21% effective January 1, 2018. The Company has not completed the accounting for the tax effects of enactment of the Act, but has estimated the effects on the deferred tax balances. The Company measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the remeasurement of these balances or give rise to new deferred tax amounts. The estimated increase in deferred taxes recorded due to the remeasurement was $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately $6.0 million of deferred tax assets at March 25, 2018.

Discontinued Operations

Net losses from the Norco food and supply distribution division are included within discontinued operations. The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company during the second quarter of fiscal 2018, releasing the Company from added credit risk, overhead expense, and direct supply and delivery responsibilities. Discontinued operations also includes losses from leased buildings and operating losses associated with Company-owned restaurants closed in prior years.

Liquidity and Capital Resources

During the nine month period ended March 25, 2018, our primary sources of liquidity were proceeds from sales of assets and common stock.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operating activities increased $1.4 million to cash used of $4.4 million for the nine month period ended March 25, 2018 compared to cash used of $3.0 million for the nine month period ended March 26, 2017.  The primary drivers of additional cash consumption during the nine month period ended March 25, 2018 were lease termination payments for restaurant sites no longer deemed desirable for future development, timing of net working capital related to the discontinued Norco food and supply distribution division, and an overall reduction in accounts payable.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets.  Cash provided by investing activities during the nine month period ended March 25, 2018 of $0.8 million was primarily attributed to the sale of assets of transferred Company-owned Pie Five Units partially offset by capital expenditures for one new Company-owned Pie Five Unit and corporate projects.  This compares to cash used by investing activities of $0.2 million during the same period in the prior fiscal year primarily attributable to Company-owned Pie Five Units that were under development during the period.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period.  Net cash provided by financing activities was $4.1 million for the nine month period ended March 25, 2018 compared to $4.7 million for the nine month period ended March 26, 2017. Cash flows from financing activities for the nine months ended March 25, 2018 were primarily the result of the sale of stock in connection with a shareholder rights offering that closed in September 2017 plus stock sales in an at-the-market offering partially offset by the repayment of a $1.0 million short-term promissory note.  Cash flows from financing activities for the nine months ended March 26, 2017 were primarily the result of proceeds from the exercise of stock options, the issuance of convertible notes and proceeds from a short term note.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company continues to record a full valuation allowance against its net deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on the Company’s review of this evidence at March 25, 2018, management determined that a full valuation allowance against all of the Company’s deferred tax assets was appropriate.

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law drops the income tax rate for corporations to 21% effective January 1, 2018. Due to the tax rate change, the deferred tax assets as of December 24, 2017 were adjusted by $3.3 million and the valuation allowance was adjusted by the same amount. There were approximately $7.2 million of deferred tax assets at March 25, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized into revenue as the performance obligations are met. The standard also requires any unamortized portion of allocated revenue obligations received prior to adoption be presented in the consolidated balance sheet as a liability. ASU 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017. The Company will adopt this new guidance in the first quarter of fiscal 2019 and expects to use the modified retrospective transition method, which will result in recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the first quarter of fiscal 2019. The Company has not estimated the impact of the adoption of ASU 2014-09.

 Based on a preliminary assessment, the Company believes the recognition of the majority of its revenues, including royalties and supplier and distributor incentive revenues, which are directly based upon franchise sales, and revenues from Company-owned stores, will not be affected by the new guidance. The Company expects the adoption of the new guidance to change the timing of recognition of license fees and area development and foreign master license fees. Currently, these fees are generally recognized into revenue upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant.

The Company also expects the adoption of ASU 2014-09 to change the reporting of franchisee advertising fund contributions and the related advertising fund expenditures, which are currently presented as a net expense in the consolidated statements of operations. Under the new guidance, the Company expects advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. Although we expect this change to have a material impact to our total revenues and expenses, we expect such contributions and expenditures to be largely offsetting and not to materially impact our reported net income.

The Company continues to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The new lease standard is effective for public companies for fiscal years, (including interim periods therein), beginning after December 15, 2018. Application of ASU 2016-02 will be required beginning in the first quarter of our fiscal 2020. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended March 25, 2018.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 25, 2018, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan.  The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: May 7, 2018

