Form 10-K
period 2018-06-24
RAVE RESTAURANT GROUP, INC.
filed 2018-09-24
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 24, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ö No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Ö No__

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer__ Accelerated filer__ Non-accelerated filer__ Smaller reporting company Ö

Emerging growth company___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___ No Ö

As of December 24, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $11.3 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 21, 2018, there were 15,047,470 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 4, 2018, have been incorporated by reference in Part III of this report.

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

As of June 24, 2018, we owned and operated one Pie Five restaurant (“Pie Five Units”). As of that date, we also had 72 franchised Pie Five Units, 208 franchised Pizza Inn restaurants and three licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”). The 150 domestic franchised Pizza Inn restaurants were comprised of 90 pizza buffet restaurants (“Buffet Units”), eight delivery/carry-out restaurants (“Delco Units”) and 52 express restaurants (“Express Units”). As of June 24, 2018, there were 58 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Tennessee accounting for approximately 24%, 13%, 13% and 7%, respectively, of the total number of domestic units.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “RAVE.” In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas. In November 2012, we signed our first franchise development agreement for Pie Five. In 2018, we launched the PIE kiosk and convenience store solution to meet the consumer demand for tasty and high-quality pizzas within a grab-and-go delivery model.

Our Concepts

We operate and franchise restaurant concepts and license PIE kiosks under two distinct brands: Pizza Inn and Pie Five.

Pizza Inn

We franchise Buffet Units, Delco Units and Express Units under the Pizza Inn brand. Additionally, we license PIE kiosks under the Pizza Inn brand. Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day. Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service. Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Buffet Units are generally located in free standing buildings or strip center locations in retail developments in close proximity to offices, shopping centers and residential areas. The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family. The buffet is typically offered at prices from $6.99 to $9.99, and the average ticket price, including a drink, was approximately $10.50 per person for fiscal year 2018. The average per person ticket is slightly higher in restaurants offering beer and wine.

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

PIE Units serve customers through a non-traditional, licensed pizza-only model called Pizza Inn Express. PIE Units provide a nimble and streamlined pizza preparation and sales model at a minimal investment. PIE Units provide customers with a fast, seamless experience when picking up their favorite hot pizza. Geared towards convenience stores, but also an airport or entertainment venue option, PIE Units allow customers to order and pay at a kiosk for grab-and-go or pick up their food at a designated spot. A PIE Unit typically occupies approximately 52 square feet and is simple to configure and move to meet licensee retail sales traffic needs. For PIE Units, we have developed a high-quality pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency. Like Delco Units and Express Units, PIE Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit.

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in 140 seconds in our specially designed oven. Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed proprietary and non-proprietary toppings, cheeses, sauces and doughs and complete their purchase process in less than five minutes. Customers can also get freshly prepared side salads, also made to order from our recipes or at the customer's direction. They can also choose from several baked daily desserts like brownies, cookie pies, and cakes. A variety of soft beverages are available, as well as beer and wine in some locations. Pie Five restaurants offer items at prices from $5.99 to $12.99, and the average ticket price per meal, including a drink, was approximately $9.50 per person for fiscal year 2018. The average per person ticket is slightly higher in restaurants offering beer and wine.

Traditional Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space. With seating for 65 to 85 customers in most units, and patio seating where available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages. During fiscal 2018, an alternative prototype Pie Five was developed to minimize retail space needs with only 1,400 square feet and seating for 20 to 25 customers. Pie Five restaurants typically are located in high traffic, high visibility urban or suburban sites in mid to large-size metropolitan areas. Sales are predominantly on-premise though carry out and delivery is offered as well. The majority of Pie Five restaurants also sell wings, sandwiches, and large pizzas. Future sales growth initiatives may include expanded text ordering, additional “limited time offer” pizza recipes and additional menu offerings. Due to the relatively compact footprint of the restaurants, and other operating advantages, we believe Pie Five is also well suited for non-traditional locations such as airports.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share. We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We also plan to seek new domestic licensees for PIE kiosks. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2019, particularly in the Middle East.

In appropriate circumstances, we may grant area developer rights for Pizza Inn restaurants in new and existing domestic markets. A Pizza Inn area developer typically pays a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, typically, agrees to a multi-restaurant development schedule. The area developer assists us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

In fiscal 2019, we intend to continue developing franchised Pie Five Units domestically and internationally. As of June 24, 2018, we had 72 franchised units open and had executed multi-year development agreements with 19 franchisees for up to an additional 151 domestic and 40 international Pie Five Units. The number of Pie Five Units subject to a development agreement is scaled relative to the estimated development potential of the specified geographic area and requires the franchisee to achieve specified unit development milestones over a period of time, typically five years, to maintain their development rights in the area. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees. We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, multi-restaurant operators. In addition we intend to take the brand into international markets, starting with Pakistan.

Domestic Franchise Operations

Franchise and development agreements. We discontinued offering new Delco Unit franchises during fiscal 2014. Our current standard forms of franchise agreements provide for the following basic terms:

	Pizza Inn
	Buffet Unit	Express Unit	Pie Five Unit
Development fee per unit	—	—	5,000
Franchise fee per unit	30,000	5,000	20,000
Initial franchise term	20 years	5 years	10 years
Renewal period	10 years	5 years	5 years
Royalty rate % of sales	4%	5%	6%
National ad fund % of sales	1%	2%	2%
Required total ad spending % of sales	5%	2%	5%

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

We launched the franchise program for Pie Five in fiscal 2013. Based on the Pie Five development agreements currently in effect, we anticipate allocating significant internal resources to the growth of our Pie Five franchise and development operation in fiscal 2019. Our Pie Five franchise agreement requires that the franchisees: (i) follow the Pie Five system of restaurant operation and management, (ii) pay a franchise fee and continuing royalties, (iii) contribute a specified percentage of sales to a marketing fund managed by the Company, and (iv) only open restaurants that comply with site and design standards determined by the Company.

Training. We offer numerous training programs for the benefit of franchisees and their restaurant crew managers. The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management and other aspects of restaurant operation. The training programs include group classes, supervised work in restaurants and special field seminars. Initial and certain supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses. New franchisees also receive on-site training from Company employees to assist with their first two restaurant openings under their development agreements. Restaurant managers train their staff through on-the-job training, utilizing video and printed materials produced by us.

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

Domestic Kiosk License Agreements

Kiosk license agreements. Our PIE Units are typically offered for five year initial license periods with options for additional five year renewals. PIE Unit licensees are not charged development fees, license fees, royalties, or advertising assessments. PIE Unit license agreements require that the licensee comply with standards of the Pizza Inn brand, including marketing, kiosk system configuration, and sales and sourcing of authorized products and services. The mandated products and sourcing provisions within the PIE Unit licensing agreement result in supplier rebates for the Company.

Training. New licensees and their PIE Unit employees must attend and successfully complete our training program, which consists of a single day of training at the licensed location. PIE Unit managers train their staff through on-the-job training, utilizing video and printed materials produced by us.

Standards. We require licensee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn brand. All licensees are required to operate their kiosks in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Our efforts to maintain consistent operations may result, from time to time, in the closing of certain kiosks that have not achieved and maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our licensees by our franchise business consultants, who are deployed locally in markets where our licensees are located.

Company-Owned Restaurant Operations

As of June 24, 2018, we operated one Pie Five Unit in the Dallas/Fort Worth metropolitan area. We do not currently intend to operate any Buffet Units, Delco Units, Express Units or PIE Units. In addition to generating revenues, we use the domestic Company-owned restaurant as a test site for new products and promotions as well as restaurant operational improvements and as a forum for training new managers and franchisees. We do not presently anticipate opening additional Company-owned restaurants during fiscal 2019.

International Franchise Operations

We also offer master license rights to develop Pizza Inn and Pie Five restaurants in certain foreign countries, with negotiated fees, development schedules and ongoing royalties. A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option. The master licensee agrees to a multi-restaurant development schedule and we train the master licensee to monitor and assist franchisees in their territory with local service and quality control, with support from us. In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement. Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee, but subject to our approval.

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s. As of June 24, 2018, there were 58 Pizza Inn restaurants operating internationally. With the exception of two restaurants in Honduras, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us. We expect the first international franchised Pie Five Unit to open in fiscal 2019 in Pakistan.

Food and Supply Distribution

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies. The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company, releasing the Company from the credit risk, overhead expense, and delivery responsibilities of directly supplying franchised restaurants and PIE kiosks. As a result of the revised arrangements, franchisees and licensees began purchasing food and supplies directly from authorized, reputable and experienced supply and distribution companies. Also as a result of the strategic shift, the sale of food, equipment and supplies is no longer recognized as revenue and the cost of such items is no longer included in cost of sales.

Prior to the discontinuation of the Norco distribution division, supplier incentive funds were included in the margin of the Norco business unit. As a result of the Norco strategic shift, the Company reports incentive revenues received from third party suppliers and distributors as revenue.

The Company provides sourcing, quality assurance, and research and development for both the Pizza Inn and Pie Five systems. The authorized distributors make deliveries to all domestic units from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region. As a franchisor, the Company is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ and licensees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency. Franchisees and licensees are able to source all products and ingredients from authorized distributors. In order to assure product quality and consistency, our franchisees and licensees are required to purchase from authorized distributors certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend. Franchisees and licensees may purchase other non-proprietary food products and supplies either from authorized distributors or from other suppliers who meet our requirements for quality and reliability.

Non-proprietary food and ingredients, equipment and other supplies are generally available from several qualified sources. With the exception of several proprietary food products, such as cheese and dough flour, we are not dependent upon any one supplier or a limited group of suppliers. We contract with established food processors for the production of our proprietary products according to our specifications.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, and do not anticipate any difficulty in obtaining inventories or supplies in the foreseeable future. Prices charged by our suppliers are subject to fluctuation, and franchisees and licensees bear increased costs or benefit from savings through changes in product pricing. We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high volume products.

Marketing and Advertising

By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share. We offer or facilitate a number of ways for the brand image and message to be promoted at the local and regional levels.

The Pizza Inn Advertising Plan Cooperative (“PIAP Cooperative”) is a cooperative association that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services. Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP Cooperative. Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP Cooperative. Members contribute 1% of their sales to PIAP Cooperative. PIAP Cooperative is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year. We do not have any ownership interest in PIAP Cooperative. We provide certain administrative, marketing and other services to PIAP Cooperative and are paid by PIAP Cooperative for such services. As of June 24, 2018, substantially all of our domestic franchisees were members of PIAP Cooperative. Operators of Express Units do not participate in PIAP Cooperative. However, they contribute directly to a Pizza Inn Express Fund (“PIEF”) to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees and PIE Unit licensees do not participate in the PIAP Cooperative or the PIEF.

In the past year we have allocated additional resources to the development and execution of marketing programs for the Pie Five restaurant system to benefit Pie Five franchisees in different metropolitan areas as well as the Company-owned restaurant. Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, customer satisfaction systems, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services. We anticipate continuing to optimize Pie Five marketing activities commensurate with the contributions of the Pie Five system.

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

Government Regulation

We and our franchisees are subject to various federal, state and local laws affecting the operation of our restaurants. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, wage and hour, alcoholic beverage, building and fire agencies in the state and municipality in which the restaurant is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant or require the temporary or permanent closing of an existing restaurant in a particular area.

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

Employees

As of June 24, 2018, we had 51 employees, including 35 in our corporate office and one full-time and 15 part-time employees at the Company-owned restaurant. None of our employees are currently covered by collective bargaining agreements.

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

With respect to the sale of franchises and licenses, we compete with many franchisors of restaurants and other business concepts. We believe that the principal competitive factors affecting the sale of franchises are product quality, price, value, consumer acceptance, franchisor experience and support, and the quality of the relationship maintained between the franchisor and its franchisees. In general, there is also active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

ITEM 1A. RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $17.50 per square foot.  This lease began on January 2, 2017 and has a ten year term.

As of June 24, 2018, the Company also operated one Pie Five Unit from a leased location. The operating lease covers 2,400 square feet and has an initial term of ten years at a base rental rate of $40.00 per square foot in the first five years and $44.00 per square foot in the last five years. The lease contains provisions permitting renewal for an additional term of five years.

As of June 24, 2018, the Company had contingent and direct lease obligations for twenty-one additional locations.  Two of the lease obligations have been subleased, sixteen of the lease obligations have been assigned to franchisees, and three of the lease obligations are direct lease obligations for non-operating locations. These leased properties range in size from 2,021 to 2,850 square feet, have annual rental rates ranging from approximately $28.00 to $44.00 per square foot and expire between 2019 and 2028.  The Company has settled one of the non-operating leases and is currently pursuing alternatives for subleasing or terminating the remaining two non-operating unexpired leases.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of September 19, 2018, there were approximately 1,903 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2018 or 2017.

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

Fiscal 2018:	High	Low
Fourth Quarter Ended 6/24/2018	$ 1.50	$ 1.09
Third Quarter Ended 3/25/2018	2.33	1.20
Second Quarter Ended 12/24/2017	1.95	1.36
First Quarter Ended 9/24/2017	2.31	1.27

Fiscal 2017:	High	Low
Fourth Quarter Ended 6/25/2017	$ 2.29	$ 1.83
Third Quarter Ended 3/26/2017	3.01	1.75
Second Quarter Ended 12/25/2016	3.28	1.66
First Quarter Ended 9/25/2016	4.75	3.02

The Company did not pay any dividends on its common stock during the fiscal years ended June 24, 2018 or June 25, 2017. Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant. Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal year ended June 24, 2018.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). Subsequent to June 24, 2018, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 24, 2018:

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
Plan Category	of outstanding options, warrants, and rights	outstanding options, warrants, and rights	equity compensation plans(1)
Stock option compensation
plans approved by
security holders	478,056	$4.16	-0-

Stock option compensation
plans not approved by
security holders	-	-	-

Total	478,056	$4.16	-

(1)Securities remaining available for future issuance are net of a maximum of 1,362,450 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See note H to the audited consolidated financial statements included in this report.

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

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses PIE Units under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At June 24, 2018, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Domestic Franchised/Licensed	153	$ 86,801	72	$ 43,377	225	$ 130,178
Company-Owned	-	-	1	4,254	1	4,254
Total Domestic Units	153	$ 86,801	73	$ 47,631	226	$ 134,432

International Franchised	58		-		58

The domestic units were located in 23 states predominately situated in the southern half of the United States. The international restaurants were located in six foreign countries.

Rave Domestic Comparable Store Sales

The following table summarizes domestic comparable store retail sales for the Company.

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
	(in thousands)

Pizza Inn Comparable Store Retail Sales - Domestic	$82,747	$81,271
Pie Five Comparable Store Retail Sales	25,646	29,453
Total Rave Comparable Store Retail Sales	$108,393	$110,724

Total domestic retail sales decreased by $2.3 million, or 2.1% compared to the prior year. The net decrease was attributable to a decline in Pie Five comparable store retail sales partially offset by an increase in Pizza Inn comparable store retail sales.

Basic income per common share improved $1.32 to income per share of $0.14 for fiscal 2018 compared to a loss of $1.18 per share in the prior fiscal year.  Net income improved $14.4 million to $1.9 million for fiscal 2018 compared to a loss of $12.5 million for the prior fiscal year on revenues of $15.1 million for fiscal 2018 as compared to $26.1 million in fiscal 2017. The improved net income over the prior year was due to a $7.9 million improvement in our Company-owned stores segment related primarily to reductions in closed and non-operating store expenses, a $1.0 million improvement in gains on sale of assets, a $1.0 million reduction in Corporate general and administrative expenses, a $1.1 million net improvement in other operations and a $3.4 million benefit from an adjustment to the deferred tax valuation allowance.

Diluted income per common share improved $1.31, to income per share of $0.13 for fiscal 2018, compared to a loss of $1.18 per share in the prior fiscal year. Weighted average common and potential dilutive common shares outstanding include equivalent shares for convertible notes and a corresponding net income adjustment for interest on the notes.

Adjusted EBITDA for the fiscal year ended June 24, 2018, improved to $0.6 million compared to a loss of $1.7 million for the comparable period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Twelve Months Ended
	June 24,	June 25,
	2018	2017
Net income (loss)	$1,912	$(12,491)
Interest expense	183	106
Income taxes	(3,322)	53
Income taxes - discontinued ops	(60)	—
Depreciation and amortization	874	2,434
Depreciation and amortization - discontinued ops	—	22
EBITDA	$(413)	$(9,876)
Stock compensation expense	115	58
Pre-opening costs	114	162
(Gain)/Loss on sale/disposal of assets	(144)	882
Impairment of long-lived assets and other lease charges	894	5,877
Discontinued operations excl taxes	422	1,226
Closed and non-operating store costs	(369)	(75)
Adjusted EBITDA	$619	$(1,746)

Results of operations for fiscal 2018 and 2017 both included 52 weeks.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised, licensed and Company-owned domestic restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units- Franchised	$ 80,128	$ 81,283
Delco/Express Units- Franchised	6,663	6,597
Buffet Units- Company-owned	-	568
Pie Units- Licensed	10	-
Total domestic retail sales	$ 86,801	$ 88,448

Pizza Inn Comparable Store Retail Sales - Total Domestic	$ 82,747	$ 81,271

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units- Franchised	90	94
Delco/Express Units- Franchised	65	63
Buffet Units- Company-owned	-	1
Pie Units- Licensed	-	-
Total domestic Units	155	158

Total domestic Pizza Inn total retail sales decreased $1.6 million, or 1.9% compared to the prior year. The decrease in domestic retail sales was primarily due to a net decrease in store count. Comparable Pizza Inn retail sales increased by 1.8%.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 24, 2018:

	Fiscal Year Ended June 24, 2018
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet Units- Franchised	93	1	—	4	90
Delco/Express Units- Franchised	68	3	(1)	10	60
Pie Units Licensed	—	2	1	—	3
Total domestic Units	161	6	—	14	153

International Units (all types)	60	3	—	5	58

Total Units	221	9	—	19	211

We believe the net decrease of eight domestic Pizza Inn units during the fiscal year ending June 24, 2018 is consistent with the recent trend of modest domestic store closures. We believe the net decrease of two international Pizza Inn units represents a normal variation in the number of stores open.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units- Franchised	$43,377	$41,929
Domestic Units- Company-owned	4,254	15,233
Total domestic retail sales	$47,631	$57,162

Pie Five Comparable Store Retail Sales - Total	$25,646	$29,453

Pie Five Average Units Open in Period
Domestic Units- Franchised	74	67
Domestic Units- Company-owned	7	26
Total domestic Units	81	93

Pie Five system-wide retail sales decreased $9.5 million, or 16.7%, for the fiscal year ended June 24, 2018 when compared to the prior year. Compared to fiscal 2017, average units open in the period decreased from 93 to 81. Comparable store retail sales decreased by 12.9% during fiscal 2018 compared to fiscal 2017.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 24, 2018:

	Fiscal Year Ended June 24, 2018
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	71	7	12	18	72
Domestic - Company-owned	13	1	(12)	1	1
Total domestic Units	84	8	-	19	73

The net decrease of 11 Pie Five Units during fiscal 2018 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth. We believe that this trend of net store closures will moderate and then reverse in future periods. The transfer of 12 Company-owned Pie Five Units to franchisees during fiscal 2018 represents the implementation of our strategic shift away from the ownership and operation of restaurants.

Pie Five - Company-Owned Restaurants	Twelve Months Ended
(in thousands, except store weeks and average data)	June 24,	June 25,
	2018	2017
Store weeks (excluding partial weeks)	358	1,369
Average weekly sales	$11,707	$11,122
Average number of units	7	26

Restaurant sales (excluding partial weeks)	$4,191	$15,226
Restaurant sales	$4,254	$15,233

Loss from continuing operations before taxes	$(1,763)	$(9,674)
Allocated marketing and advertising expenses	214	762
Depreciation/amortization expense	459	1,964
Pre-opening costs	114	162
Operations management and extraordinary expenses	96	735
Impairment, other lease charges and non-operating store costs	526	5,801
Restaurant operating cash flow	$(354)	$(250)

Primarily as a result of decreased store count, total retail sales of Company-owned Pie Five restaurants decreased $10.9 million, or 72.1%, to $4.3 million for fiscal 2018 compared to $15.2 million for fiscal 2017. Average weekly sales for Company-owned Pie Five restaurants increased $585, or 5.3%, to $11,707 for the fiscal year ended June 24, 2018 compared to $11,122 for the same period of prior year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million, or 41.6%, during the fiscal year 2018 compared to the same period of prior year.

The increase in average weekly sales was attributable to closures of lower-performing Company-owned stores. The decrease in operating cash flow for Company-owned Pie Five restaurants was primarily attributable to weaker financial performance by select stores. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $7.9 million for the fiscal year ended June 24, 2018 compared to the same period of the prior year. The improved loss from continuing operations before taxes for Company-owned Pie Five restaurants was primarily the result of decrease in $5.0 million in impairment charges and non-operating store costs and a decline pre-opening expenses, cost of sales, and general and administrative expenses.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, costs related to impairment, gain/loss on scrap or sale of assets, non-operating store costs and discontinued operations.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•	“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of each reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.
•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•	“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment and other lease charges, and (6) non-operating store costs.
•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

Financial Results

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	Jun 24,	Jun 25,	Jun 24,	Jun 25,	Jun 24,	Jun 25,	Jun 24,	Jun 25,	Jun 24,	Jun 25,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
REVENUES:
Franchise revenues	$ 6,892	$ 7,307	$ 3,970	$ 3,521	$ -	$ -	$ -	$ -	$ 10,862	$ 10,828
Restaurant sales	-	-	-	-	4,254	15,233	-	-	4,254	15,233
Interest income	-	-	-	-	-	-	4	16	4	16
Total revenues	6,892	7,307	3,970	3,521	4,254	15,233	4	16	15,120	26,077

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	3,654	13,927	-	-	3,654	13,927
General and administrative expenses	-	-	-	-	772	2,977	6,825	7,824	7,597	10,801
Franchise expenses	1,298	1,355	1,347	1,381	-	-	-	-	2,645	2,736
Pre-opening expenses	-	-	-	-	114	162	-	-	114	162
(Gain)/Loss on sale of assets	-	-	-	-	-	-	(144)	882	(144)	882
Impairment of long-lived assets
and other lease charges	-	-	-	-	894	5,877	-	-	894	5,877
Bad debt	-	-	-	-	124	-	227	342	351	342
Interest expense	-	-	-	-	-	-	183	106	183	106
Amortization and depreciation expense	-	-	-	-	459	1,964	415	470	874	2,434
Total costs and expenses	1,298	1,355	1,347	1,381	6,017	24,907	7,506	9,624	16,168	37,267

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	$ 5,594	$ 5,952	$ 2,623	$ 2,140	$ (1,763)	$ (9,674)	$ (7,502)	$ (9,608)	$ (1,048)	$ (11,190)

Revenues:

Revenues are derived from (1) franchise royalties, franchise fees and supplier incentives, (2) sales by Company-owned restaurants, and (3) interest income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors. Total revenues for fiscal 2018 and for the same period in the prior fiscal year were $15.1 million and $26.1 million, respectively.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues decreased by $0.4 million to $6.9 million for the fiscal year ended June 24, 2018 compared to $7.3 million for fiscal 2017. The 5.7% decrease was primarily the result of reduced retail sales, largely attributable to closure of under-performing stores. Franchise fees comprised $0.1 million of Pizza Inn franchise revenues for each of the fiscal years ended June 24, 2018 and June 25, 2017.

Pie Five Franchise Revenue

Pie Five franchise revenues increased by $0.5 million to $4.0 million for the fiscal year ended June 24, 2018 compared to $3.5 million for fiscal 2017. The increase was primarily driven by the recognition of a set up fee for the first international franchisee and recognition of defaulted franchisee fees. The transfer of Company-owned stores to franchisees also contributed to the increased franchise revenues. Franchise fees, area development fees, and set up fees comprised $1.0 million and $0.6 million of Pie Five franchise revenues for the fiscal years ended June 24, 2018 and June 25, 2017 respectively.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 72.1%, or $10.9 million, to $4.3 million for fiscal 2018 compared to $15.2 million for the prior fiscal year. This decrease was primarily due to the transfer to franchisees of 12 Company-owned stores in fiscal 2018.

Interest Income

Interest income is primarily derived from franchisee notes and receivables. Total interest income for fiscal 2018 and for the same period in the prior fiscal year were $4 thousand and $16 thousand, respectively.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs and labor directly related to restaurant sales. These costs decreased 73.8%, or $10.2 million, to $3.7 million for fiscal 2018 compared to $13.9 million for the prior fiscal year. The decrease in cost of sales was primarily due to the decreased number of Company-owned Pie Five restaurants compared to the prior year.

General and Administrative Expenses

Total general and administrative expenses decreased $3.2 million to $7.6 million for fiscal 2018 compared to $10.8 million for the prior fiscal year. General and administrative expenses for Company-owned restaurants decreased $2.2 million to $0.8 million for fiscal 2018 compared to $3.0 million for the prior fiscal year primarily as a result of lower store count. General and administrative expenses for corporate decreased $1.0 million to $6.8 million for fiscal 2018 compared to $7.8 million for the prior year primarily as a result of lower legal and recruiting fees, management fees, and other overhead expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased $0.1 million to $2.6 million in fiscal 2018 from $2.7 million in the prior fiscal year. Pizza Inn franchise expenses decreased $0.1 million to $1.3 million in fiscal 2018 from $1.4 million in the prior fiscal year primarily due to lower professional outside services during fiscal 2018. Pie Five franchise expenses remained roughly flat at $1.3 million in fiscal 2018 as compared to fiscal 2017.

Pre-Opening Expense

The Company's pre-opening costs are expensed as incurred and generally include payroll and other direct costs associated with training new managers and employees prior to opening a new restaurant, rent and other unit operating expenses incurred prior to opening, and promotional costs associated with the opening of Company-owned restaurants. Pre-opening expenses decreased to $0.1 million in fiscal 2018 from $0.2 million in the prior year primarily due to opening fewer Company-owned Pie Five stores.

(Gain)/Loss on sale of assets

The Company’s (gain) / loss on sale of assets reflects the net difference between the sale price of assets and the net carrying value of the assets at the time of sale. (Gain) / loss on sale of assets improved $1.0 million to a gain of $0.1 million in fiscal 2018 from a loss of $0.9 million in the prior year due to more favorable terms on assets sold in fiscal 2018.

Impairment Expenses

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2018, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.9 million compared to $5.9 million in the prior year. The fiscal 2018 impairment charges related to $0.9 million in other lease termination expenses for undeveloped, closed and transferred restaurant sites. These impairment charges arose as a result of the decisions over the past two fiscal years to close certain underperforming Company-owned Pie Five restaurants and to abandon previously executed leases for eight locations no longer deemed desirable for future restaurant development.

Bad Debt Expense

Total provision for bad debt remained relatively stable at $0.3 million in both fiscal 2018 and fiscal 2017. Bad debt provision related to accounts receivable from franchisees decreased $0.1 million to $0.2 million in fiscal 2018 compared to $0.3 million in the prior year. Bad debt provision for Company-owned stores of $0.1 million related to the collectability of a promissory note taken in connection with the prior sale of two Company-owned Pie Five Units to a franchisee. The Company believes that the provision and related allowance for doubtful accounts adequately reserves for outstanding receivables due from franchisees whose restaurants closed and for outstanding receivables due from continuing franchisees. For restaurants that are anticipated to close or are exhibiting signs of financial distress, credit terms are typically restricted.

Interest Expense

Interest expense increased $0.1 million for the fiscal year ended June 24, 2018 to $0.2 million, compared to $0.1 million in the prior year due to the timing of the issuance of $3.0 million in senior convertible notes in the third quarter of fiscal 2017.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. During the fourth quarter of fiscal year June 24, 2018, the Company reversed a portion of the prior valuation allowance against its deferred tax assets. The valuation allowance decreased by $6.6 million during fiscal year 2018, from $9.0 million at June 25, 2017 to $2.4 million at June 24, 2018.  This resulted in a tax benefit of $3.4 million due to expected future taxable income.

The Company assessed whether the valuation allowance should be maintained against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined it was appropriate to reverse a portion of the valuation allowance against the Company's deferred tax assets.

Income tax benefit of $3.3 million for fiscal 2018 represents $0.1 million in state and foreign tax expense and a $3.4 million benefit on reversal of a portion of the valuation allowance. At the end of tax year ended June 24, 2018, the Company had net operating loss carryforwards totaling $23.5 million that are available to reduce future taxable income and will begin to expire in 2032.

Discontinued Operations

Net losses from the Norco food and supply distribution division are included within discontinued operations. The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company during the second quarter of fiscal 2018, releasing the Company from the credit risk, overhead expense, and delivery responsibilities of directly supplying franchised restaurants and PIE kiosks. Discontinued operations also includes losses from leased buildings and operating losses associated with Company-owned restaurants closed in prior years.

Liquidity and Capital Resources

Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities and proceeds from the sale of securities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital.  Cash used by operations was $3.9 million in fiscal 2018 compared to cash used of $5.5 million in fiscal year 2017.

Cash flows from investing activities reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during fiscal 2018 of $0.7 million was primarily attributable to sales of assets of closed Company-owned Pie Five restaurants partially offset by capital expenditures for a new Pie Five Unit, computers and other miscellaneous assets. This compares to cash provided by investing activities of $0.4 million during the fiscal year ended June 25, 2017 primarily attributable to sales of assets of closed Company-owned Pie Five restaurants partially offset by capital expenditures for a new Pie Five Unit, computers and other miscellaneous assets.

Cash flows from financing activities generally reflect changes in the Company's borrowings and securities activity during the period. Net cash provided by financing activities was $4.1 million and $4.7 million for the fiscal years ended June 24, 2018 and June 25, 2017, respectively. Cash flows from financing activities for fiscal 2018 were primarily the result of the sale of stock in connection with a shareholder rights offering that closed in September 2017, plus stock sales in an at-the-market offering, partially offset by the repayment of a $1.0 million short-term promissory note. Cash flows from financing activities for fiscal 2017 were primarily the result of proceeds from the exercise of stock options, the issuance of convertible notes and proceeds from a short term note.

ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 24, 2018, the Company had sold an aggregate of 150,011 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.2 million.

Short Term Loan

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP (“Newcastle”), evidenced by a Promissory Note. The loan bore interest at 10% per annum and was originally due and payable on April 30, 2017. On May 8, 2017, the Company executed an Extended and Restated Promissory Note in favor of Newcastle extending the due date of the short term loan until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. The short term loan was paid in full during fiscal 2018. Newcastle is an affiliate of the Company’s Chairman, Mark E. Schwarz.

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

During fiscal 2018, $1.3 million in par value of the Notes were converted to common shares. At the end of fiscal 2018, $1.7 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

Equity Rights Offering

On September 13, 2017, the Company completed a registered shareholder rights offering of 3,571,429 shares of its common stock at a subscription price of $1.40 per share. The equity shareholder rights offering was fully subscribed resulting in gross offering proceeds to the Company of $5.0 million.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand, operating cash flow and sales of securities. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2019 fiscal year.

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

Accounts receivable consist primarily of receivables generated from franchise royalties and food and supply sales to franchisees prior to the discontinuation of the Norco division. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. During fiscal year 2018, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.9 million primarily related to lease termination expense for closed and non-operating Pie Five Units. During fiscal year 2017, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $5.9 million primarily related to the carrying value of 20 Pie Five Units and lease termination expenses for seven undeveloped restaurant sites.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 24, 2018 and June 25, 2017, the Company had no uncertain tax positions.

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

In December 2017, President Donald Trump signed the Tax Cuts and Jobs Act. The new law reduces the income tax rate for corporations to 21% effective January 1, 2018. Due to the tax rate change, the deferred tax assets as of December 24, 2017 were adjusted by $3.5 million. There were approximately $5.9 million of deferred tax assets less a valuation allowance of $2.4 million at June 24, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized into revenue as the performance obligations are met. The standard also requires any unamortized portion of allocated revenue obligations received prior to adoption be presented in the consolidated balance sheet as a liability. ASU 2014-09 is effective for annual reporting periods (including interim periods therein) beginning after December 15, 2017. The Company will adopt this new guidance in the first quarter of fiscal 2019 and expects to use the modified retrospective transition method, which will result in recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the first quarter of fiscal 2019. The Company has not yet estimated the impact of the adoption of ASU 2014-09.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based it’s evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 24, 2018. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

		10.7	Lease agreement with A&H Properties Partnership for corporate headquarter offices located at 3551 Plano Parkway in The Colony, TX commencing January 2, 2017.

		10.8	Letter agreement dated January 6, 2017, between Rave Restaurant Group, Inc. and Scott Crane (filed as Exhibit 10.1 to Form 8-K filed January 12, 2017 and incorporated herein by reference).*
10.9 21.1

At Market Issuance Sales Agreement between the Company and B. Riley FBR, Inc. dated December 5, 2017 (filed as Exhibit 1.1 to Form 8-K filed December 5, 2017 and incorporated herein by reference).

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

Rave Restaurant Group, Inc.
Date: September 21, 2018	By: /s/ Scott Crane
Scott Crane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Scott Crane	September 21, 2018
Scott Crane
Chief Executive Officer (Principal Executive Officer)

/s/Andrea K. Allen	September 21, 2018
Andrea K. Allen
Chief Accounting and Administrative Officer
(Principal Financial and Accounting Officer)
/s/Mark E. Schwarz	September 21, 2018
Mark E. Schwarz
Director and Chairman of the Board

/s/Ramon D. Phillips	September 21, 2018
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Brian T. Bares	September 21, 2018
Brian T. Bares
Director

/s/Robert B. Page	September 21, 2018
Robert B. Page
Director

/s/ William C. Hammett, Jr.	September 21, 2018
William C. Hammett, Jr.
Director

/s/ Clinton J. Coleman	September 21, 2018
Clinton J. Coleman
Director

RAVE RESTAURANT GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Rave Restaurant Group, Inc.

The Colony, Texas

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. as of June 24, 2018 and June 25, 2017 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rave Restaurant Group, Inc. as of June 24, 2018 and June 25, 2017, and the results of its operations and cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Montgomery Coscia Greilich LLP

Plano, Texas

September 21, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
REVENUES:	$15,120	$26,077
COSTS AND EXPENSES:
Cost of sales	3,654	13,927
General and administrative expenses	7,597	10,801
Franchise expenses	2,645	2,736
Pre-opening expenses	114	162
Loss/(Gain) on sale of assets	(144)	882
Impairment of long-lived assets and other lease charges	894	5,877
Bad debt	351	342
Interest expense	183	106
Depreciation and amortization expense	874	2,434
Total costs and expenses	16,168	37,267
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,048)	(11,190)
Income tax expense / (benefit)	(3,322)	53
INCOME/(LOSS) FROM CONTINUING OPERATIONS	2,274	(11,243)
Loss from discontinued operations	(362)	(1,248)
NET INCOME / (LOSS)	$1,912	$(12,491)
INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$0.17	$(1.06)
Loss from discontinued operations	(0.03)	(0.12)
Net income / (loss)	$0.14	$(1.18)
INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:
Income / (loss) from continuing operations	$0.16	$(1.06)
Loss from discontinued operations	(0.03)	(0.12)
Net income / (loss)	$0.13	$(1.18)
Weighted average common shares outstanding - basic	13,854	10,617
Weighted average common and
potential dilutive common shares outstanding	14,983	10,617

See accompanying Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	June 25,	June 24,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$451
Accounts receivable, less allowance for bad debts
of $158 and $249, respectively	1,518	2,761
Other receivable	300	—
Notes receivable	712	675
Inventories	6	79
Income tax receivable	5	194
Property held for sale	539	671
Prepaid expenses and other	273	295
Total current assets	4,739	5,126
LONG-TERM ASSETS
Property, plant and equipment, net	1,510	3,808
Intangible assets definite-lived, net	212	239
Long-term notes receivable	803	127
Deferred tax asset, net	3,479	—
Deposits and other	243	246
Total assets	$10,986	$9,546
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable - trade	$774	$4,165
Short-term debt	—	1,000
Accrued expenses	1,109	1,265
Deferred rent	32	101
Deferred revenues	65	212
Total current liabilities	1,980	6,743
LONG-TERM LIABILITIES
Convertible notes	1,562	2,749
Deferred rent, net of current portion	433	655
Deferred revenues, net of current portion	670	1,425
Other long-term liabilities	42	53
Total liabilities	4,687	11,625
COMMITMENTS AND CONTINGENCIES (SEE NOTE J)
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,166,674 and 17,786,049 shares, respectively;
outstanding 15,047,470 and 10,666,845 shares, respectively	222	178
Additional paid-in capital	33,206	26,784
Accumulated deficit	(2,493)	(4,405)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	(24,636)
Total shareholders' equity (deficit)	6,299	(2,079)
Total liabilities and shareholders' equity (deficit)	$10,986	$9,546
See accompanying Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total


BALANCE, JUNE 26, 2016	10,342	$175	$25,778	$8,086	(7,119)	$(24,636)	$9,403

Stock compensation expense	—	—	58	—	—	—	58
Stock options exercised	315	3	803	—	—	—	806
Conversion of senior notes, net	10	—	145	—	—	—	145
Net loss	—	—	—	(12,491)	—	—	(12,491)

BALANCE, JUNE 25, 2017	10,667	$178	$26,784	$(4,405)	(7,119)	$(24,636)	$(2,079)

Stock compensation expense	—	—	115	—	—	—	115
Conversion of senior notes, net	614	6	1,308	—	—	—	1,314
Sale of shares	3,766	38	5,140	—	—	—	5,178
Equity issue costs - Sr conv notes	—	—	(92)				(92)
Equity issue costs - ATM offering	—	—	(49)	—	—	—	(49)
Net income	—	—	—	1,912		—	1,912

BALANCE, JUNE 24, 2018	15,047	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

See accompanying Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss)	$1,912	$(12,491)
Adjustments to reconcile net inome/(loss) to cash
used by operating activities:
Impairment of fixed assets and other assets	894	4,773
Stock compensation expense	115	58
Depreciation and amortization	835	2,410
Amortization of intangible assets definite-lived	39	46
Amortization of debt issue costs	35	—
Gain/loss on the sale of assets	(144)	882
Provision for bad debt	351	342
Changes in operating assets and liabilities:
Accounts receivable	908	(576)
Inventories	73	118
Prepaid expenses, deposits and other, net	25	116
Deferred revenue	(767)	(107)
Accounts payable - trade	(4,241)	350
Deferred tax assets	(3,479)	—
Accrued expenses, deferred rent and other	(458)	(1,469)
Cash used by operating activities	(3,902)	(5,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1,789	999
Capital expenditures	(1,081)	(573)
Cash provided by investing activities	708	426

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (payments) of short-term debt	(1,000)	1,000
Proceeds from sale of stock	5,129	—
Proceeds from issuance of convertible notes	—	2,894
Proceeds from exercise of stock options	—	806
Cash provided by financing activities	4,129	4,700

Net increase/(decrease) in cash and cash equivalents	935	(422)
Cash and cash equivalents, beginning of year	451	873
Cash and cash equivalents, end of year	$1,386	$451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$187	$25
Income taxes	$64	$29

Non-cash activities:
Capital expenditures included in accounts payable	$49	$—
Conversion of notes to equity	$1,314	$ —

See accompanying Notes to Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third party distributors.

As of June 24, 2018, we owned and operated one Pie Five restaurant (“Pie Five Units”). As of that date, we also had 72 franchised Pie Five Units, 208 franchised Pizza Inn restaurants, and three licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”). The 150 domestic franchised Pizza Inn restaurants were comprised of 90 pizza buffet restaurants (“Buffet Units”), eight delivery/carry-out restaurants (“Delco Units”), and 52 express restaurants (“Express Units”). As of June 24, 2018, there were 58 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Tennessee accounting for approximately 24%, 13%, 13% and 7%, respectively, of the total number of domestic units.

Principles of Consolidation:

The consolidated financial statements include the accounts of Rave Restaurant Group, Inc. and its subsidiaries, all of which are wholly owned. All appropriate inter-company balances and transactions have been eliminated.

Reclassifications:

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash of $0.2 million at June 24, 2018 and June 25, 2017 is omitted from cash and cash equivalents and is included in other long term assets. The restricted cash is held in an interest-bearing money market account and is restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. At June 24, 2018 and June 25, 2017, and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of structured Company-financed sales of assets. At June 24, 2018 and June 25, 2017, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with three franchisees on notes receivables with both short and long term maturities. As of June 24, 2018, the Company had one short term note receivable with one franchisee with a balloon payment of $0.6 million due during the second quarter of fiscal 2019. At June 24, 2018, the Company had three additional notes receivable with three franchisees totaling $0.9 million. Each of the financed asset sales was executed with a 5.0% stated interest rate, principal and interest payments due monthly and a balloon payment due after 24 months.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of an asset compared to its carrying value. If impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2018 and 2017, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.9 million and $5.9 million, respectively, related to the carrying value of multiple Pie Five and Pizza Inn units.

Accounts Receivable:

Accounts receivable consist primarily of receivables generated from franchise royalties and food and supply sales to franchisees prior to the discontinuation of the Norco division. The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables. The interest income recorded from finance charges is immaterial.

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements. The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees. All notes allow for early payment without penalty. Fixed principle and interest payments are due monthly. Interest income is recognized monthly. Notes receivable mature at various dates through 2021 and bear interest at a weighted average rate of 5.0% at June 24, 2018.

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

The principal balance outstanding on the notes receivable and expected principal collections for the next three years were as follows as of June 24, 2018 (in thousands):

Notes Receivable
2019	$ 712
2020	317
2021	486
$ 1,515

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. During the fourth quarter of fiscal year June 24, 2018, the Company reversed a portion of the prior valuation allowance against its deferred tax asset. The valuation allowance decreased by $6.6 million during fiscal year 2018, from $9.0 million at June 25, 2017 to $2.4 million at June 24, 2018.  This resulted in a tax benefit of $3.4 million due to expected future taxable income.

The Company assessed whether the valuation allowance should be maintained against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined it was appropriate to reverse a portion of the valuation allowance against the Company's deferred tax assets.

Income tax benefit of $3.3 million for fiscal 2018 represents $0.1 million in state and foreign tax expense and a $3.4 million benefit on reversal of a portion of the valuation allowance. At the end of tax year ended June 24, 2018, the Company had net operating loss carryforwards totaling $23.5 million that are available to reduce future taxable income and will begin to expire in 2032.

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

On December 22, 2016, the Company obtained a $1.0 million loan from its largest shareholder, Newcastle Partners, LP ("Newcastle"), evidenced by a promissory note. The loan bore interest at 10% per annum and was originally due and payable on April 30, 2017. On May 8, 2017, the Company renewed and extended the promissory note on the same terms until the earlier of September 1, 2017, or the Company’s receipt of at least $2.0 million in additional debt or equity capital. The note was paid in full in fiscal 2018. Newcastle is an affiliate of the Company's Chairman, Mark E. Schwarz.

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

Advertising and Marketing Costs:

Advertising and marketing costs are expensed as incurred and totaled $0.7 million for fiscal year ended June 24, 2018 and $0.8 million for fiscal year ended June 25, 2017. Advertising and marketing costs are included in cost of sales and franchise expenses in the consolidated statements of operations.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June. The fiscal years ended June 24, 2018 and June 25, 2017 both contained 52 weeks.

Discontinuation of Norco Distribution Division:

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

NOTE B – PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful	June 24,	June 25,
	Lives	2018	2017

Equipment, furniture and fixtures	3 - 7 yrs	$1,090	$4,791
Software	5 yrs	778	1,143
Leasehold improvements	10 yrs or lease term, if shorter	1,033	3,949
		2,901	9,883
Less: accumulated depreciation/amortization		(1,391)	(6,075)
		$1,510	$3,808

Depreciation and amortization expense was approximately $0.9 million and $2.4 million for the fiscal years ended June 24, 2018 and June 25, 2017, respectively.

Intangible assets consist of the following (in thousands):

		June 24, 2018			June 25, 2017
	Estimated Useful	Acquisition	Accumulated	Net	Acquisition	Accumulated	Net
	Lives	Cost	Amortization	Value	Cost	Amortization	Value

Trademarks and tradenames	10 years	$264	$(127)	$137	$261	$(101)	$160
Name change	15 years	70	(16)	54	70	(11)	59
Prototypes	5 years	218	(197)	21	208	(188)	20
		$552	$(340)	$212	$539	$(300)	$239

Amortization expense for intangible assets was approximately $39 thousand and $46 thousand for the fiscal years ended June 24, 2018 and June 25, 2017, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 24,	June 25,
	2018	2017
Compensation	$654	$836
Other	404	254
Professional fees	43	167
Insurance loss reserves	8	8

	$1,109	$1,265

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

During fiscal 2018, $1.3 million in par value of the Notes were converted to common shares. At the end of fiscal 2018, $1.7 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
Current - Federal	$(33)	$—
Current - Foreign	51	—
Current - State	30	53
Deferred - Federal	—	—
Deferred - State	—	—
Provision for income taxes	$48	$53

Included in loss from discontinued operations is $60 thousand and $0 of tax benefit for the fiscal years ended June 24, 2018 and June 25, 2017, respectively.

The effective income tax rate varied from the statutory rate for the fiscal years ended June 24, 2018 and June 25, 2017 as reflected below (in thousands):

	June 24,	June 25,
	2018	2017
Federal income taxes blended statutory rate of 27.64% of pre-tax loss	$(291)	$(4,119)
State income tax, net of federal effect	51	35
Foreign taxes	30	-
Permanent adjustments	35	24
Rate change	3,416	-
Valuation allowance	(6,597)	4,019
Other	34	94
	$(3,322)	$53

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 24,	June 25,
	2018	2017

Current
Reserve for bad debt	$36	$89
Deferred fees	15	27
Other reserves and accruals	562	1,323
	613	1,439
Non Current
Credit carryforwards	153	199
Net operating loss carryforwards	5,122	4,799
Depreciable assets	17	2,585

Total gross deferred tax asset	5,905	9,022

Valuation allowance	(2,426)	(9,022)

Net deferred tax asset	$3,479	$—

At the end of tax year ended June 24, 2018, the Company had net operating loss carryforwards totaling $23.5 million that are available to reduce future taxable income and will begin to expire in 2032.

NOTE F - LEASES:

Premises occupied by Company-owned restaurants are leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $17.50 per square foot.  This lease began on January 2, 2017 and has a ten year term.

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 24, 2018 were as follows (in thousands):

<BTB>	Operating
   	Leases

2019	$2,007
2020	2,024
2021	2,091
2022	2,035
2023	1,833
Thereafter	4,264
$14,254

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 24, 2018 were as follows (in thousands):

Sublease Rental Income

2019	$162
2020	168
2021	174
2022	175
2023	177
Thereafter	181
$1,037

Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	Year Ended	Year Ended
	June 24,	June 25,
	2018	2017

Minimum rentals	$1,114	$1,878
Sublease rentals	(161)	(129)
	$953	$1,749

NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). The current plan is a modified continuation of a similar savings plan established by the Company in 1985. Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations. Effective June 27, 2005, the Company has a discretionary matching contribution. For calendar years 2016 and 2017, the Company contributed on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401(k) of the Code.

For the fiscal years ended June 24, 2018 and June 25, 2017, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $44,000 and $40,000, respectively.

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

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Twelve Months Ended
	June 24, 2018		June 25, 2017
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	478,056	$4.16	847,556	$3.77

Granted	—	—	50,000	$3.95
Exercised	—	—	(315,000)	$2.56
Forfeited/Canceled/Expired	—	—	(104,500)	$5.67

Outstanding at end of period	478,056	$4.16	478,056	$4.16

Exercisable at end of year	478,056	$4.16	388,056	$3.54

Weighted-average fair value of
options granted during the year		—		1.11

Total intrinsic value of		$—		$806,400
options exercised

At June 24, 2018, there was no intrinsic value of options outstanding.

The following table provides information on options outstanding and options exercisable as of June 24, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Options	Remaining	Weighted-	Shares	Weighted-
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices	at Jun 24, 2018	Life (Years)	Exercise Price	at Jun 24, 2018	Exercise Price

$1.55 - 1.95	81,306	1.1	$1.90	81,306	$1.90
$1.96 - 2.35	90,000	0.0	$2.32	90,000	$2.32
$2.36 - 2.75	40,000	3.0	$2.71	40,000	$2.71
$2.76 - 3.30	55,000	4.0	$3.11	55,000	$3.11
$3.31 - 3.95	50,000	8.0	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	5.0	$5.74	8,664	$5.74
$5.95 - 6.25	128,800	5.9	$6.07	128,800	$6.07
$6.26 - 13.11	24,286	7.0	$13.11	24,286	$13.11
	478,056	3.8	$4.16	478,056	$4.16

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

The following weighted average assumptions were used for options granted in the last two fiscal years:

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
Expected life (in years)	n/a	5.5
Expected volatility	n/a	34.6%
Risk-free interest rate	n/a	1.1%
Expected forfeiture rate	n/a	61.8%

At June 24, 2018, the Company had no unvested options. Stock compensation expense related to stock options of $35 thousand and $58 thousand was recognized in fiscal years 2018 and 2017, respectively.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2018, an aggregate of 488,723 performance-based restricted stock units were granted to certain employees. During fiscal 2017, an aggregate of 536,310 performance-based restricted stock units were granted to certain employees.

The restricted stock units granted to each recipient are allocated among performance criteria pertaining to various aspects of the Company’s business, as well as its overall operations, measured based on the second fiscal year following the date of grant. Achievement of the various performance criteria entitles the recipient to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted. Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions on our common stock, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Therefore, unvested restricted stock units are not considered participating securities under ASC 260, “Earnings Per Share,” and are not included in the calculation of basic or diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level. The grant date fair value of the restricted stock units granted in fiscal 2018 was $1.27 per unit.

A summary of the status of restricted stock units as of June 24, 2018 and June 25, 2017, and changes during the fiscal years then ended is presented below:

	June 24,	June 25,
	2018	2017
Outstanding at beginning of year	487,950	79,620
Granted during the year	488,723	536,310
Forfeited during the year	(68,380)	(127,980)
Outstanding at end of year	908,293	487,950

Vested at beginning of year	—	—
Vested during the year	—	—
Vested at end of year	—	—

Unvested at end of year	908,293	487,950

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. No shares were repurchased during fiscal 2018 and, as of June 24, 2018, there were 848,425 shares available to repurchase under the plan.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017.

The Company pays to B. Riley FBR a fee equal to 3% of the gross sales price in addition to reimbursing certain costs. The Company had $8 thousand in expenses associated with the 2017 ATM Offering in fiscal 2018.

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

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
Income/(loss) from continuing operations	$2,274	$(11,243)
Loss from discontinued operations	(362)	(1,248)
Net income/(loss) available to common stockholders	$1,912	$(12,491)
Interest saved on Notes of $2,258.4 at 4%	$90	$—
Adjusted net income/(loss)	$2,002	$(12,491)

BASIC:
Weighted average common shares	13,854	10,617

Income/(loss) from continuing operations per common share	$0.17	$(1.06)
Loss from discontinued operations per common share	(0.03)	(0.12)
Net income/(loss) per common share	$0.14	$(1.18)

DILUTED:
Weighted average common shares	13,854	10,617
Convertible Notes	1,129	—
Dilutive stock options	—	—
Weighted average common shares outstanding	14,983	10,617

Income/(loss) from continuing operations per common share	$0.16	$(1.06)
Loss from discontinued operations per common share	(0.03)	(0.12)
Net income/(loss) per common share	$0.13	$(1.18)

We had 478,056 shares and 388,056 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 24, 2018 and June 25, 2017, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from fiscal 2019 through fiscal 2026.

NOTE L– SEGMENT REPORTING:

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Company-Owned Restaurants. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees, and territorial rights. Revenue for this segment is derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third party suppliers and distributors. Assets for this segment include equipment, furniture and fixtures.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended June 24, 2018 and June 25, 2017 (in thousands):

	Fiscal Year Ended
	June 24,	June 25,
	2018	2017
Net sales and operating revenues:
Pizza Inn Franchising	$ 6,892	$ 7,307
Pie Five Franchising	3,970	3,521
Company-Owned Restaurants (Note 1)	4,254	15,233
Interest income	4	16
Consolidated revenues	$ 15,120	$ 26,077

Depreciation and amortization:
Pizza Inn Franchising	$ -	$ -
Pie Five Franchising	-	-
Company-Owned Restaurants (Note 1)	459	1,964
Combined	459	1,964
Corporate administration and other (Note 2)	415	470
Depreciation and amortization	$ 874	$ 2,434

Gain/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$ 5,594	$ 5,952
Pie Five Franchising	2,623	2,140
Company-Owned Restaurants (Note 1)	(1,763)	(9,674)
Combined	6,454	(1,582)
Corporate administration and other	(7,502)	(9,608)
Loss from continuing operations before taxes	$ (1,048)	$ (11,190)

Notes:
(1) Company stores that were closed are included in discontinued operations in the accompanying
Condensed Consolidated Statement of Operations.
(2) Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$14,566	$25,807
Foreign countries	554	270
Consolidated total	$15,120	$26,077

