Form 10-Q
period 2018-09-23
RAVE RESTAURANT GROUP, INC.
filed 2018-11-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 23, 2018

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

(469) 384-5000

(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of November 2, 2018, 15,071,311 shares of the issuer’s common stock were outstanding.

2

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 23,	September 24,
	2018	2017

REVENUES:	$2,991	$5,433

COSTS AND EXPENSES:
Cost of sales	159	2,086
General and administrative expenses	1,414	2,055
Franchise expenses	1,061	640
Pre-opening expenses	—	115
Loss/(Gain) on sale of assets	(4)	2
Impairment of long-lived assets and other lease charges	15	148
Bad debt	24	124
Interest expense	25	68
Depreciation and amortization expense	139	314
Total costs and expenses	2,833	5,552

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	158	(119)
Income tax expense	50	12
INCOME/(LOSS) FROM CONTINUING OPERATIONS	108	(131)

Loss from discontinued operations, net of taxes	—	(225)
NET INCOME / (LOSS)	$108	$(356)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	—	(0.02)
Net income / (loss)	$0.01	$(0.03)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:

Income / (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	—	(0.02)
Net income / (loss)	$0.01	$(0.03)

Weighted average common shares outstanding - basic	15,064	11,159

Weighted average common and
potential dilutive common shares outstanding	15,897	11,159

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 23,	June 24,
	2018 (Unaudited)	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,006	$1,386
Accounts receivable, less allowance for bad debts
of $179 and $158, respectively	1,357	1,518
Other receivable	—	300
Notes receivable	939	712
Inventories	6	6
Income tax receivable	4	5
Property held for sale	467	539
Deferred contract charges	15	—
Prepaid expenses and other	351	273
Total current assets	5,145	4,739

LONG-TERM ASSETS
Property, plant and equipment, net	1,391	1,510
Intangible assets definite-lived, net	202	212
Long-term notes receivable	791	803
Deferred tax asset, net	3,462	3,479
Long-term deferred contract charges	221	—
Deposits and other	243	243
Total assets	$11,455	$10,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$797	$774
Accrued expenses	836	1,109
Deferred rent	34	32
Deferred revenues	428	65
Total current liabilities	2,095	1,980

LONG-TERM LIABILITIES
Convertible notes	1,567	1,562
Deferred rent, net of current portion	424	433
Deferred revenues, net of current portion	2,399	670
Other long-term liabilities	48	42
Total liabilities	6,533	4,687

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,190,515 and 22,166,674 shares, respectively;
outstanding 15,071,311 and 15,047,470 shares, respectively	222	222
Additional paid-in capital	33,343	33,206
Accumulated deficit	(4,007)	(2,493)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	(24,636)
Total shareholders' equity	4,922	6,299

Total liabilities and shareholders' equity	$11,455	$10,986

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE, JUNE 24, 2018	15,047	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 Cumulative Adjustment				(1,622)			(1,622)
Stock compensation expense	—	—	101	—	—	—	101
Conversion of senior notes, net	—	—	—	—	—	—	—
Issuance of Common Stock	24	—	36	—	—	—	36
Net income	—	—	—	108		—	108

BALANCE, SEPTEMBER 23, 2018	15,071	$222	$33,343	$(4,007)	(7,119)	$(24,636)	$4,922

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	September 23,	September 24,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$108	$(356)
Adjustments to reconcile net inome/(loss) to cash
provided by (used in) operating activities:
Impairment of fixed assets and other assets	—	148
Stock compensation expense	101	10
Depreciation and amortization	129	304
Amortization of intangible assets definite-lived	10	10
Amortization of debt issue costs	5	11
(Gain)/loss on the sale of assets	(4)	2
Provision for bad debt	24	124
Changes in operating assets and liabilities:
Accounts receivable	296	529
Inventories	—	(12)
Prepaid expenses, deposits and other, net	(79)	(194)
Deferred revenue	234	(534)
Accounts payable - trade	23	(907)
Deferred tax assets	17	—
Accrued expenses, deferred rent and other	(274)	(183)
Cash provided by (used in) operating activities	590	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	—
Purchase of intangible assets definite-lived	—	(7)
Capital expenditures	(10)	(363)
Cash used in investing activities	(6)	(370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	36	4,943
Cash provided by financing activities	36	4,943

Net increase in cash and cash equivalents	620	3,525
Cash and cash equivalents, beginning of period	1,386	451
Cash and cash equivalents, end of period	$2,006	$3,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2	$—
Income taxes	$4	$—

Non-cash activities:
Capital expenditures included in accounts payable	$—	$164
Conversion of notes to equity	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018.

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

Fiscal Quarters

The three month periods ended September 23, 2018 and September 24, 2017 each contained 13 weeks.

Use of Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect its reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and other various assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically, and actual results could differ materially from estimates.

Revenue Recognition

Revenue is measured based on consideration specified in contracts with customers and excludes incentives and amounts collected on behalf of third parties, primarily sales tax. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

As further described in Accounting Standards Adopted, Adoption of ASU 2014-09, “Revenue from Contracts with Customers,” revenue recognition in fiscal 2019 follows ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” Prior year revenue recognition follows ASU Topic 605, Revenue Recognition.

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Restaurant Sales

Revenue from restaurant sales is recognized when food and beverage products are sold in Company-owned restaurants. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Franchise Revenues

Franchise revenues consist of 1) franchise royalties, 2) supplier and distributor incentive revenues, 3) franchise license fees, 4) area development exclusivity fees and foreign master license fees, 5) advertising funds, and 6) supplier convention funds.

Franchise royalties, which are based on a percentage of franchise restaurant sales, are recognized as sales occur.

Supplier and distributor incentive revenues are recognized when title to the underlying commodities transfer.

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement which can range from five to 20 years. Fees received for renewal periods are amortized over the life of the renewal period.

Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the Condensed Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. Area development exclusivity fees that include rights to subfranchise are amortized as revenue over the term of the contract.

For periods prior to adoption of Topic 606, revenue was recognized when we performed our obligations related to such fees, primarily the store opening date for initial franchise fees and area development fees, or the date the renewal option was effective for renewal fees.

Advertising fund contributions for Pie Five units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revises the determination of whether these arrangements are considered principal versus agent. For Pie Five, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Condensed Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Accounting Standards Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single framework for recognizing revenue from contracts with customers. In March and April 2016, the FASB issued Topic 606. This update and subsequently issued amendments require companies to recognize revenue at amounts that reflect the consideration to which the companies expect to be entitled in exchange for those goods or services at the time of transfer. Topic 606 requires that we assess contracts to determine each separate and distinct performance obligation. If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

The Company adopted Topic 606 as of June 25, 2018. See Note 2 for additional information.

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

(2)	Adoption of ASU 2014-09, “Revenue from Contracts with Customers”

The Company adopted ASU 2014-09 and Topic 606 using the modified retrospective transition method effective June 25, 2018. Results for reporting periods beginning after June 25, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition.

A cumulative effect adjustment of $1.6 million was recorded as a reduction to retained earnings as of June 25, 2018 to reflect the impact of adopting Topic 606. The impact of applying Topic 606 for the quarter ended September 23, 2018, was an increase in revenues of $450 thousand and an increase in pre-tax income of $31 thousand.

The adoption of Topic 606 did not impact the recognition and reporting of our two largest sources of revenue: franchise royalties and supplier and distributor incentives. The items impacted by the adoption include the timing of franchise and development revenue recognition and the presentation of advertising funds and supplier convention contributions.

Cumulative adjustment from adoption

As noted above, an after-tax reduction of $1.6 million was recorded to retained earnings to reflect the cumulative impact of adopting Topic 606. This is comprised of $1.3 million related to domestic franchise and renewal fees, $0.2 million related to domestic area development fees and $0.3 million related to international development and franchise master license fees partially offset by $0.2 million in deferral of contract-related expenses.

The following chart presents the specific line items impacted by the cumulative adjustment to opening retained earnings:

	As Reported		Adjusted
	June 24,	Total	Balance Sheet
(In thousands, except share amounts)	2018	Adjustment	June 25, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$—	$1,386
Accounts receivable, less allowance for bad debts of $158	1,518	—	1,518
Other receivable	300	—	300
Notes receivable	712	—	712
Inventories	6	—	6
Income tax receivable	5	—	5
Property held for sale	539	—	539
Deferred contract charges	—	10	10
Prepaid expenses and other	273	—	273
Total current assets	4,739	10	4,749

LONG-TERM ASSETS
Property, plant and equipment, net	1,510	—	1,510
Intangible assets definite-lived, net	212	—	212
Long-term notes receivable	803	—	803
Deferred tax asset, net	3,479	—	3,479
Long term deferred contract charges	—	182	182
Deposits and other	243	—	243
Total assets	$10,986	$192	$11,178

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$774	$—	$774
Accrued expenses	1,109	(4)	1,105
Deferred rent	32	—	32
Deferred revenues	65	243	308
Total current liabilities	1,980	239	2,219

LONG-TERM LIABILITIES
Convertible notes	1,562	—	1,562
Deferred rent, net of current portion	433	—	433
Deferred revenues, net of current portion	670	1,575	2,245
Other long-term liabilities	42	—	42
Total liabilities	4,687	1,814	6,501

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,166,674 shares
outstanding 15,047,470 shares	222	—	222
Additional paid-in capital	33,206	—	33,206
Accumulated deficit	(2,493)	(1,622)	(4,115)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	—	(24,636)
Total shareholders' equity	6,299	(1,622)	4,677

Total liabilities and shareholders' equity	$10,986	$192	$11,178

The following charts present the specific line items impacted by the application of Topic 606 in the first quarter of fiscal 2019.

	As Reported		Balance Sheet
	September 23,	Total	Without Adoption
(In thousands, except share amounts)	2018 (Unaudited)	Adjustment	of Topic 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,006	$—	$2,006
Accounts receivable, less allowance for bad debts of $179	1,357	—	1,357
Notes receivable	939	—	939
Inventories	6	—	6
Income tax receivable	4	—	4
Property held for sale	467	—	467
Deferred contract charges	15	15	30
Prepaid expenses and other	351	(47)	304
Total current assets	5,145	(32)	5,113

LONG-TERM ASSETS
Property, plant and equipment, net	1,391	—	1,391
Intangible assets definite-lived, net	202	—	202
Long-term notes receivable	791	—	791
Deferred tax asset, net	3,462	—	3,462
Long term deferred contract charges	221	221	442
Deposits and other	243	—	243
Total assets	$11,455	$189	$11,644

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$797	$—	$797
Accrued expenses	836	3	839
Deferred rent	34	—	34
Deferred revenues	428	240	668
Total current liabilities	2,095	243	2,338

LONG-TERM LIABILITIES
Convertible notes	1,567	—	1,567
Deferred rent, net of current portion	424	—	424
Deferred revenues, net of current portion	2,399	1,538	3,937
Other long-term liabilities	48	—	48
Total liabilities	6,533	1,781	8,314

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000
shares; issued 22,190,515 shares
outstanding 15,071,311 shares	222	—	222
Additional paid-in capital	33,343	—	33,343
Accumulated deficit	(4,007)	(1,592)	(5,599)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	—	(24,636)
Total shareholders' equity	4,922	(1,592)	3,330

Total liabilities and shareholders' equity	$11,455	$189	$11,644

	As Reported		Income Statement
	Three Months Ended		Without Adoption
	September 23,	Total	of
	2018	Adjustments	Topic 606

REVENUES:	$2,991	$(450)	$2,541

COSTS AND EXPENSES:
Cost of sales	159	—	159
General and administrative expenses	1,414	—	1,414
Franchise expenses	1,061	(419)	642
Pre-opening expenses	—	—	—
Loss/(Gain) on sale of assets	(4)	—	(4)
Impairment of long-lived assets and other lease charges	15	—	15
Bad debt	24	—	24
Interest expense	25	—	25
Depreciation and amortization expense	139	—	139
Total costs and expenses	2,833	(419)	2,414

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	158	(31)	127
Income tax expense	50	—	50
INCOME/(LOSS) FROM CONTINUING OPERATIONS	108	(31)	77

Loss from discontinued operations, net of taxes	—	—	—
NET INCOME / (LOSS)	$108	$(31)	$77

INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$0.01	$(0.00)	$0.01
Loss from discontinued operations	—	—	—
Net income / (loss)	$0.01	$(0.00)	$0.01

INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:

Income / (loss) from continuing operations	$0.01	$(0.00)	$0.01
Loss from discontinued operations	—	—	—
Net income / (loss)	$0.01	$(0.00)	$0.01

Weighted average common shares outstanding - basic	15,064	15,064	15,064

Weighted average common and
potential dilutive common shares outstanding	15,897	15,897	15,897

(3)	Commitments and Contingencies

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarter ended September 23, 2018.

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

Stock Options:

For the fiscal quarter ended September 23, 2018, the Company did not recognize any stock-based compensation expense related to stock options compared to $10 thousand in the same period of the prior year. As of September 23, 2018, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 23, 2018	September 24, 2017
	Shares	Shares
Outstanding at beginning of year	478,056	478,056

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	(100,000)	—

Outstanding at end of period	378,056	478,056

Exercisable at end of Period	378,056	438,056

Restricted Stock Units:

For the fiscal quarter ended September 23, 2018, the Company recognized $0.1 million in stock-based compensation expense related to RSU’s compared to no expense in the same period of the prior year. As of September 23, 2018, unamortized stock-based compensation expense related to RSU’s was $0.5 million.

A summary of the status of restricted stock units as of September 23, 2018, and changes during the fiscal quarter then ended is presented below:

Number of Restricted Stock Units

Unvested at June 24, 2018	908,293
Granted	—
Vested	—
Forfeited	(134,723)
Unvested at September 23, 2018	773,570

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 23,	September 24,
	2018	2017
Income/(loss) from continuing operations	$108	$(131)
Loss from discontinued operations	—	(225)
Net income/(loss) available to common stockholders	$108	$(356)
Interest saved on convertible notes of $1,567 at 4%	$16	$—
Adjusted net income/(loss)	$124	$(356)

BASIC:
Weighted average common shares	15,064	11,159

Income/(loss) from continuing operations per common share	$0.01	$(0.01)
Loss from discontinued operations per common share	—	(0.02)
Net income/(loss) per common share	$0.01	$(0.03)

DILUTED:
Weighted average common shares	15,064	11,159
Convertible notes	833	—
Dilutive stock options	—	—
Weighted average common shares outstanding	15,897	11,159

Income/(loss) from continuing operations per common share	$0.01	$(0.01)
Loss from discontinued operations per common share	—	(0.02)
Net income/(loss) per common share	$0.01	$(0.03)

For the three months ended September 23, 2018, options to purchase 378,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three months ended September 24, 2017, options to purchase 478,056 shares of common stock at exercise prices from $1.87 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

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

Discontinued operations include losses attributable to the discontinued Norco distribution and supply division, leased buildings associated with Company-owned restaurants closed in prior years, and closed Company-owned restaurants closed in the reported period.

(7)	Income Taxes

For the three months ended September 23, 2018, the Company recorded an income tax expense of $50 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate. Income tax expense consists of $28 thousand in state taxes and $22 thousand in deferred taxes. The Company anticipates utilizing net operating loss carryforwards to offset any federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on the review of this evidence, the Company determined it was appropriate to reverse a portion of the valuation allowance against the deferred tax assets as of June 24, 2018.

As of September 23, 2018, the Company had $5.9 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million. The Company determined it was not necessary to further adjust the of valuation allowance. However, the Company will continue to review the need for an adjustment to the valuation allowance.

(8)	Segment Reporting

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Company-Owned Restaurants. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of non-recurring items.

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for this segment is derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third party suppliers and distributors. Assets for this segment include equipment, furniture and fixtures.

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of the three months ended September 23, 2018 and September 24, 2017 (in thousands):

	Three Months Ended
	September 23,	September 24,
	2018	2017
Net sales and operating revenues:
Pizza Inn Franchising	$1,904	$1,774
Pie Five Franchising	963	1,483
Company-Owned Restaurants (Note 1)	114	2,175
Interest income	10	1
Consolidated revenues	$2,991	$5,433

Depreciation and amortization:
Pizza Inn Franchising	$—	$—
Pie Five Franchising	—	—
Company-Owned Restaurants (Note 1)	31	200
Combined	31	200
Corporate administration and other (Note 2)	108	114
Depreciation and amortization	$139	$314

Income/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$1,347	$1,478
Pie Five Franchising	459	1,139
Company-Owned Restaurants (Note 1)	(129)	(838)
Combined	1,677	1,779
Corporate administration and other	(1,519)	(1,898)
Income/(loss) from continuing operations before taxes	$158	$(119)

Geographic information (revenues):
United States	$2,894	$5,355
Foreign countries	97	78
Consolidated total	$2,991	$5,433

Notes:
(1) Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.
(2) Portions of corporate administration and other have been allocated to segments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 24, 2018 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 24, 2018. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 23, 2018, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended September 23, 2018
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending	Retail	Ending	Retail	Ending	Retail
	Units	Sales	Units	Sales	Units	Sales

Domestic Franchised/Licensed	153	$21,987	70	$11,529	223	$33,516
Company-Owned	—	—	1	114	1	114
Total Domestic Units	153	$21,987	71	$11,643	224	$33,630

International Franchised	51		—		51

Domestic units are located in 24 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

Basic and diluted income per common share improved $0.04 per share to a net income of $0.01 per share for the three months ended September 23, 2018, compared to a loss of $0.03 per share in the comparable period in the prior fiscal year. The Company had a net income of $0.1 million for the three months ended September 23, 2018, and net loss of $0.4 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended September 23, 2018 compared to $5.4 million in the comparable period in the prior fiscal year. The improvement in net income from the prior year was primarily due to the closing of poorly performing stores and reduced general and administrative expenses.

Adjusted EBITDA for the fiscal quarter ended September 23, 2018, decreased $0.2 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 23,	September 24,
	2018	2017
Net income (loss)	$108	$(356)
Interest expense	25	68
Income taxes	50	12
Depreciation and amortization	139	314
EBITDA	$322	$38
Stock compensation expense	101	10
Pre-opening costs	—	115
(Gain)/Loss on sale/disposal of assets	(4)	2
Impairment of long-lived assets and other lease charges	15	148
Discontinued operations, excluding taxes	—	227
Closed and non-operating store costs	22	136
Adjusted EBITDA	$456	$676

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended
	September 23,	September 24,
	2018	2017
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$20,133	$20,139
Delco/Express Units - Franchised	1,815	1,755
PIE Units - Licensed	39	—
Total Domestic Retail Sales	$21,987	$21,894

Pizza Inn Comparable Store Retail Sales - Total Domestic	20,880	20,401

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	88	91
Delco/Express Units - Franchised	61	68
PIE Units - Licensed	3	—
Total Domestic Units	152	159

Total Pizza Inn domestic retail sales increased $0.1 million, or 0.4%, for the three months ended September 23, 2018 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $0.5 million, or 2.3%, for the three months ended September 23, 2018 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn unit activity for the three months ended September 23, 2018:

	Three Months Ended September 23, 2018
	Beginning		Concept		Ending
	Units	Opened	Change	Closed	Units
Domestic Units
Buffet Units- Franchised	90	—	—	2	88
Delco/Express Units - Franchised	60	1	—	1	60
PIE Units - Licensed	3	2	—	—	5
Total Domestic Units	153	3		3	153

International Units (all types)	58	1	—	8	51

Total Units	211	4	—	11	204

There was no net change in the total domestic Pizza Inn unit count during the three months ended September 23, 2018. We believe that this represents a stabilizing of domestic unit count that will begin to increase in future periods. The number of international Pizza Inn units decreased by seven units in the three months ended September 23, 2018 due to closure of underperforming units.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 23,	September 24,
	2018	2017
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$11,529	$10,266
Domestic Units - Company-owned	114	2,175
Total Domestic Retail Sales	$11,643	$12,441

Pie Five Comparable Store Retail Sales - Total	$8,864	$9,023

Pie Five Average Units Open in Period
Domestic Units - Franchised	71	70
Domestic Units - Company-owned	1	14
Total Domestic Units	72	84

Pie Five system-wide retail sales decreased $0.8 million, or 6.4%, for the three months ended September 23, 2018 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 84 to 72. Comparable store retail sales decreased by $0.2 million, or 1.8%, during the first quarter of fiscal 2019 compared to the same period of the prior year.

The following chart summarizes Pie Five Unit activity for the three months ended September 23, 2018:

	Three Months Ended September 23, 2018
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Domestic - Franchised	72	2	—	4	70
Domestic - Company-owned	1	—	—	—	1
Total Domestic Units	73	2	—	4	71

The net decrease of two Pie Five Units during the three months ended September 23, 2018 was primarily the result of the closure of poor-performing stores, which we believe will provide a stronger foundation for future brand growth. We believe that this trend of net store closures will moderate and then reverse in future periods. We do not anticipate the opening of additional Company-owned Pie Five Units in the near future.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 23,	September 24,
	2018	2017
Store weeks (excluding partial weeks)	13	177
Average weekly sales	8,769	12,331
Average number of units	1	14

Restaurant sales (excluding partial weeks)	114	2,170
Restaurant sales	114	2,175

Loss from continuing operations before taxes	(129)	(838)
Allocated marketing and advertising expenses	6	109
Depreciation/amortization expense	31	200
Pre-opening costs	—	115
Operations management and extraordinary expenses	—	55
Impairment, other lease charges and non-operating store costs	37	284
Restaurant operating cash flow	(55)	(75)

Average weekly sales for Company-owned Pie Five Units decreased $3,562, or 28.9%, to $8,769 for the three months ended September 23, 2018 compared to $12,331 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $20 thousand during the first quarter of fiscal 2019 compared to the same period of prior year. Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.7 million for the three months ended September 23, 2018 compared to the same period of the prior year. The decrease in retail sales was due to the combined impact of decreased store count and lower average weekly sales.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•	“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to impairment, discontinued operations and closed and non-operating store costs.
•	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
•	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
•	“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.
•	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
•	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
•	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
•	“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment and other lease charges, and (6) non-operating store costs.
•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

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

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 23, 2018 and September 24, 2017 (in thousands):

	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	Sept 23,	Sept 24,	Sept 23,	Sept 24,	Sept 23,	Sept 24,	Sept 23,	Sept 24,	Sept 23,	Sept 24,
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
REVENUES:
Franchise revenues	$1,904	$1,774	$963	$1,483	—	—	—	—	$2,867	$3,257
Restaurant sales	—	—	—	—	114	2,175	—	—	114	2,175
Interest income and other	—	—	—	—	—	—	10	1	10	1
Total revenues	1,904	1,774	963	1,483	114	2,175	10	1	2,991	5,433

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	159	2,086	—	—	159	2,086
General and administrative expenses	—	—	—	—	38	340	1,376	1,715	1,414	2,055
Franchise expenses	557	296	504	344	—	—	—	—	1,061	640
Pre-opening expenses	—	—	—	—	—	115	—	—	—	115
(Gain)/Loss on sale of assets	—	—	—	—	—	—	(4)	2	(4)	2
Impairment of long-lived assets
and other lease charges	—	—	—	—	15	148	—	—	15	148
Bad debt	—	—	—	—	—	124	24	—	24	124
Interest expense	—	—	—	—	—	—	25	68	25	68
Amortization and depreciation expense	—	—	—	—	31	200	108	114	139	314
Total costs and expenses	557	296	504	344	243	3,013	1,529	1,899	2,833	5,552

INCOME/(LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES	$1,347	$1,478	$459	$1,139	$(129)	$(838)	$(1,519)	$(1,898)	$158	$(119)

Revenues:

Revenues are derived from franchise royalties, franchise fees, supplier incentives, advertising funds and convention funds and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended September 23, 2018 and for the same period in the prior fiscal year were $3.0 million and $5.4 million, respectively. The decrease in total revenues was driven by the reduction in the number of Company-owned stores and revenue recognized from defaulted area development agreements in the prior year, partially offset by advertising fund contributions and convention fund contributions that were previously recorded as an offset to franchise expenses before adoption of Topic 606.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues increased by $0.1 million to $1.9 million for the three month period ended September 23, 2018 compared to $1.8 million for the same period in the prior fiscal year. The increase was primarily the result of $0.2 million in recognition of convention fund contributions that were previously recorded as an offset to franchise expenses before the adoption of Topic 606, partially offset by a reduction in supplier incentive revenues.

Pie Five Franchise Revenues

Pie Five franchise revenues decreased by $0.5 million to $1.0 million for the three month period ended September 23, 2018 compared to $1.5 million for the same period in the prior fiscal year primarily driven by the prior year’s $0.7 million for franchise and development fees, including defaulted area development agreements, partially offset by $0.2 million of advertising fund contributions that were previously recorded as an offset to franchise expenses before the adoption of Topic 606.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 94.8%, or $2.1 million, to $0.1 million for the three month period ended September 23, 2018, compared to $2.2 million for the comparable period in the prior year. The decrease in restaurant sales was primarily a result of the combined impact of decreased Company-owned store count and lower average weekly sales.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $0.2 million for the three month period ended September 23, 2018 compared to $2.1 million in the three month period ended September 24, 2017. The decreases were primarily the result of decreased Company-owned store count.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $1.4 million for the three month period ended September 23, 2018 compared to $2.1 million for the three month period ended September 24, 2017 primarily resulting from the lower number of Company-owned restaurants and decreased corporate overhead.

General and Administrative Expenses - Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants decreased to $38 thousand for the three month period ended September 23, 2018 compared to $0.3 million in the three month period ended September 24, 2017 primarily as a result of lower store count.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased to $1.4 million for the three month period ended September 23, 2018 compared to $1.7 million for the three month period ended September 24, 2017. The decrease in general and administrative expenses for the three month period was primarily attributable to a reduction in the number of general and administrative employees.

Franchise Expenses - Total

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses increased to $1.1 million for the three month period ended September 23, 2018 compared to $0.6 million for the three month period ended September 24, 2017, primarily related to the change in accounting for convention fund contribution revenues and advertising fund revenues which were recorded as revenue in the current year due to adoption of Topic 606 but were recorded as reductions in expense in the prior year.

Franchise Expenses – Pizza Inn

Pizza Inn franchise expenses include general and administrative expenses directly related to the continuing service of the Pizza Inn domestic and international franchises. Franchise expenses increased to $0.6 million for the three month period ended September 23, 2018 compared to $0.3 million for the three month period ended September 24, 2017. The increase was primarily related to convention fund contributions which were recorded as revenue in the current year due to adoption of Topic 606 but were recorded as reductions to expense in the prior year.

Franchise Expenses – Pie Five

Pie Five franchise expenses include general and administrative expenses directly related to the continuing service of the Pie Five domestic and international franchises. Franchise expenses increased to $0.5 million for the three month period ended September 23, 2018 compared to $0.3 million for the three month period ended September 24, 2017. The increase was primarily related to advertising fund contributions which were recorded as revenue in the current year due to adoption of Topic 606 but were recorded as reductions in expense in the prior year.

Pre-Opening Expenses

Pre-opening expenses are directly related to the number of new corporate store openings. Pre-opening expenses decreased to zero for the first quarter of fiscal 2019 compared to $0.1 million for the same quarter of fiscal 2018 due to the reduction in openings of Company-owned restaurants.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $15 thousand for three month period ended September 23, 2018 compared to $0.1 million for the same period in the prior fiscal year. For the three month period ended September 23, 2018, these charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased $0.1 million for the three month period ended September 23, 2018 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased to $25 thousand in the three month period ended September 23, 2018 compared to $68 thousand during the same fiscal quarter of the prior year. The decrease in interest expense during the three month period was primarily related to a reduction in outstanding principal amount due to the conversion of $1.3 million in par value of convertible notes to stock during fiscal 2018.

Provision for Income Tax

For the three months ended September 23, 2018, the Company recorded an income tax expense of $50 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate. Income tax expense consists of $28 thousand in state taxes and $22 thousand in deferred taxes. The Company anticipates utilizing net operating loss carryforwards to offset any federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on the review of this evidence, the Company determined it was appropriate to reverse a portion of the valuation allowance against the deferred tax assets as of June 24, 2018.

As of September 23, 2018, the Company had $5.9 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million. The Company determined it was not necessary to further adjust the of valuation allowance. However, the Company will continue to review the need for an adjustment to the valuation allowance.

Discontinued Operations

Net losses from the Norco food and supply distribution division are included within discontinued operations. The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company during the second quarter of fiscal 2018, releasing the Company from added credit risk, overhead expense, and direct supply and delivery responsibilities. Discontinued operations also include losses from leased buildings and operating losses associated with Company-owned restaurants closed in prior years.

Liquidity and Capital Resources

During the three month period ended September 23, 2018, our primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities increased $1.6 million to cash provided of $0.6 million for the three month period ended September 23, 2018 compared to cash used of $1.0 million for the three month period ended September 24, 2017. The primary drivers of increased cash flows during the three month period ended September 23, 2018 were growth in net income and reductions in cash consumed by working capital.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used by investing activities during the three month period ended September 23, 2018 of $6 thousand was primarily attributed $10 thousand in capital expenditures for technology partially offset by $4 thousand in proceeds from the sale of assets. This compares to cash used by investing activities of $0.4 million during the same period in the prior fiscal year primarily attributable to Company-owned Pie Five Units that were under development during the period.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash provided by financing activities was $36 thousand for the three month period ended September 23, 2018 compared to $4.9 million for the three month period ended September 24, 2017. Cash flows from financing activities for the three months ended September 23, 2018 were primarily attributable to at-the-market sales of common stock. Cash flows from financing activities for the three months ended September 24, 2017 were from the sale of stock in connection with a shareholder rights offering.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through September 23, 2018, the Company had sold an aggregate of 173,852 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements, advertising fund revenues, supplier incentive and convention contribution revenues. Franchise fees, area development and foreign master license agreement fees are amortized into revenue on a straight-line basis over the term of the related contract agreement. Royalties and advertising fund revenues, which are based on a percentage of franchise retail sales, are recognized as income as retail sales occur. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped. For periods prior to adoption of Topic 606, franchise fees, area development and foreign master license agreement fees were recognized when we performed our obligations related to such fees, primarily the store opening date.

Recent Accounting Pronouncements

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended September 23, 2018.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 23, 2018, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

RAVE RESTAURANT GROUP, INC.

(Registrant)

By: /s/ Scott Crane

Scott Crane

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Andrea K. Allen

Andrea K. Allen

Chief Accounting and Administrative Officer

(Principal Financial Officer)

Dated: November 6, 2018

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Scott Crane, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rave Restaurant Group, Inc. (“the Registrant”);

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 6, 2018	By:	/s/ Scott Crane Scott Crane Chief Executive Officer (Principal Executive Officer)
33

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Andrea K. Allen, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rave Restaurant Group, Inc. (“the Registrant”);

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: November 6, 2018	By:	/s/ Andrea K. Allen Andrea K. Allen Chief Accounting and Administrative Officer (Principal Financial Officer)
34

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Rave Restaurant Group, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that:

The accompanying Quarterly Report on Form 10-Q for the quarter ended September 23, 2018 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Form 10-Q.

Date: November 6, 2018	By:	/s/ Scott Crane Scott Crane Chief Executive Officer (Principal Executive Officer)

The foregoing certification is being furnished as an exhibit to the Form 10-Q pursuant to Item 601(b)(32) of Regulation S-K and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and, accordingly, is not being filed as part of the Form 10-Q for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

35

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Rave Restaurant Group, Inc. (the “Company”), does hereby certify, to such officer’s knowledge, that:

The accompanying Quarterly Report on Form 10-Q for the quarter ended September 23, 2018 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in the Form 10-Q.

Date: November 6, 2018	By:	/s/ Andrea K. Allen Andrea K. Allen Chief Accounting and Administrative Officer (Principal Financial Officer)

The foregoing certification is being furnished as an exhibit to the Form 10-Q pursuant to Item 601(b)(32) of Regulation S-K and Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and, accordingly, is not being filed as part of the Form 10-Q for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.