Form 10-Q
period 2018-12-23
RAVE RESTAURANT GROUP, INC.
filed 2019-02-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 23, 2018

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

(469) 384-5000
(Registrant's telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of January 31, 2019, 15,071,311 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I.  FINANCIAL INFORMATION

Index
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017

REVENUES:	$3,195	$4,197	$6,186	$9,629

COSTS AND EXPENSES:
Cost of sales	174	1,055	333	3,142
General and administrative expenses	1,640	2,017	3,054	4,111
Franchise expenses	892	743	1,953	1,344
Pre-opening expenses	-	(1)	-	114
Gain on sale of assets	(350)	(166)	(354)	(165)
Impairment of long-lived assets and other lease charges	155	533	170	681
Bad debt	171	89	195	213
Interest expense	26	63	51	131
Depreciation and amortization expense	126	288	265	600
Total costs and expenses	2,834	4,621	5,667	10,171

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	361	(424)	519	(542)
Income tax expense/(benefit)	129	(27)	179	(14)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	232	(397)	340	(528)

Loss from discontinued operations, net of taxes	-	(180)	-	(405)
NET INCOME / (LOSS)	$232	$(577)	$340	$(933)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$0.02	$(0.03)	$0.02	$(0.04)
Loss from discontinued operations	-	(0.01)	-	(0.03)
Net income / (loss)	$0.02	$(0.04)	$0.02	$(0.07)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:

Income / (loss) from continuing operations	$0.02	$(0.03)	$0.02	$(0.04)
Loss from discontinued operations	-	(0.01)	-	(0.03)
Net income / (loss)	$0.02	$(0.04)	$0.02	$(0.07)

Weighted average common shares outstanding - basic	15,071	14,344	15,068	12,742

Weighted average common and potential dilutive common shares outstanding	15,904	14,344	15,901	12,742

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 23, 2018 (Unaudited)	June 24, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,906	$1,386
Accounts receivable, less allowance for bad debts of $164 and $158, respectively	1,520	1,518
Other receivable	-	300
Notes receivable, less allowance of bad debt of $186 and $0, respectively	798	712
Inventories	6	6
Income tax receivable	-	5
Property held for sale	496	539
Deferred contract charges	28	-
Prepaid expenses and other	410	273
Total current assets	5,164	4,739

LONG-TERM ASSETS
Property, plant and equipment, net	1,300	1,510
Intangible assets definite-lived, net	203	212
Long-term notes receivable	1,017	803
Deferred tax asset, net	3,334	3,479
Long-term deferred contract charges	189	-
Deposits and other	243	243
Total assets	$11,450	$10,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$285	$421
Accounts payable - lease termination impairments	488	353
Accrued expenses	914	1,109
Deferred rent	37	32
Deferred revenues	267	65
Total current liabilities	1,991	1,980

LONG-TERM LIABILITIES
Convertible notes	1,574	1,562
Deferred rent, net of current portion	415	433
Deferred revenues, net of current portion	2,088	670
Other long-term liabilities	51	42
Total liabilities	6,119	4,687

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,190,515 and 22,166,674 shares, respectively; outstanding 15,071,311 and 15,047,470 shares, respectively	222	222
Additional paid-in capital	33,520	33,206
Accumulated deficit	(3,775)	(2,493)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	(24,636)
Total shareholders' equity	5,331	6,299

Total liabilities and shareholders' equity	$11,450	$10,986

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE, JUNE 24, 2018	15,047	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 cumulative adjustment	-	-	-	(1,622)	-	-	(1,622)
Stock compensation expense	-	-	281	-	-	-	281
Issuance of common stock	24	-	36	-	-	-	36
Equity issue costs - ATM Offering	-	-	(3)	-	-	-	(3)
Net income	-	-	-	340	-	-	340

BALANCE, DECEMBER 23, 2018 (Unaudited)	15,071	$222	$33,520	$(3,775)	(7,119)	$(24,636)	$5,331

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 23,	December 24,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$340	$(933)
Adjustments to reconcile net inome/(loss) to cash provided by (used in) operating activities:
Impairment of fixed assets and other assets	170	681
Stock compensation expense	281	19
Depreciation and amortization	245	581
Amortization of intangible assets definite-lived	20	19
Amortization of debt issue costs	12	23
Gain/loss on the sale of assets	(354)	(165)
Provision for bad debt (accounts receivable)	6	213
Provision for bad debt (notes receivable)	186	-
Changes in operating assets and liabilities:
Accounts receivable	268	1,376
Operating notes receivable	(200)	-
Inventories	-	60
Prepaid expenses, deposits and other, net	(137)	(150)
Deferred revenue	(219)	(690)
Accounts payable - trade	(136)	(2,770)
Accounts payable - lease termination impairments	(35)	(897)
Deferred tax assets	145	-
Accrued expenses, deferred rent and other	(199)	(841)
Cash provided by (used in) operating activities	393	(3,474)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	140	939
Purchase of intangible assets definite-lived	-	(9)
Capital expenditures	(46)	(421)
Cash provided by investing activities	94	509

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	36	4,942
Expenses from sale of stock	(3)	-
Net change in other debt	-	(1,000)
Cash provided by financing activities	33	3,942

Net increase in cash and cash equivalents	520	977
Cash and cash equivalents, beginning of period	1,386	451
Cash and cash equivalents, end of period	$1,906	$1,428

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3	$115
Income taxes	$145	$48

Non-cash activities:
Capital expenditures included in accounts payable	$-	$125

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
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

Fiscal Quarters
The three and six month periods ended December 23, 2018 and December 24, 2017 each contained 13 weeks and 26 weeks, respectively.

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

As further described below, revenue recognition in fiscal 2019 follows ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” Prior year revenue recognition follows ASU Topic 605, “Revenue Recognition.”

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Restaurant Sales

Revenue from restaurant sales is recognized when food and beverage products are sold in Company-owned restaurants. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities.

Index
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

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single framework for recognizing revenue from contracts with customers. In March and April 2016, the FASB issued Topic 606. This update and subsequently issued amendments require companies to recognize revenue at amounts that reflect the consideration to which the companies expect to be entitled in exchange for those goods or services at the time of transfer. Topic 606 requires that we assess contracts to determine each separate and distinct performance obligation. If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

The Company adopted Topic 606 as of June 25, 2018. See Note 2 for additional information.

Index
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

Restricted stock units (“RSU’s”) represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Compensation cost for RSU’s is measured as an amount equal to the fair value of the RSU’s on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

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

The Company adopted ASU 2014-09 and Topic 606 using the modified retrospective transition method effective June 25, 2018. Results for reporting periods beginning on or after June 25, 2018 are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, “Revenue Recognition.”

A cumulative effect adjustment of $1.6 million was recorded as a reduction to retained earnings as of June 25, 2018 to reflect the impact of adopting Topic 606. The reduction of retained earnings to reflect the cumulative impact of adopting Topic 606 was comprised of $1.3 million related to domestic franchise and renewal fees, $0.2 million related to domestic area development fees and $0.3 million related to international development and franchise master license fees, partially offset by $0.2 million in deferral of contract-related expenses.

The impact of applying Topic 606 for the three months ended December 23, 2018, was an increase in revenues of $321 thousand and an increase in pre-tax income of $129 thousand. The impact of applying Topic 606 for the six months ended December 23, 2018, was an increase in revenues of $771 thousand and an increase in pre-tax income of $160 thousand.

The adoption of Topic 606 did not impact the recognition and reporting of our two largest sources of revenue: franchise royalties and supplier and distributor incentives. The items impacted by the adoption include the timing of franchise and development revenue recognition and the presentation of advertising funds and supplier convention contributions.

Index
The following chart presents the specific line items impacted by the cumulative adjustment to opening retained earnings:

(In thousands, except share amounts)	As Reported June 24, 2018	Total Adjustment	Adjusted Balance Sheet June 25, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$-	$1,386
Accounts receivable, less allowance for bad debts of $158	1,518	-	1,518
Other receivable	300	-	300
Notes receivable	712	-	712
Inventories	6	-	6
Income tax receivable	5	-	5
Property held for sale	539	-	539
Deferred contract charges	-	10	10
Prepaid expenses and other	273	-	273
Total current assets	4,739	10	4,749

LONG-TERM ASSETS
Property, plant and equipment, net	1,510	-	1,510
Intangible assets definite-lived, net	212	-	212
Long-term notes receivable	803	-	803
Deferred tax asset, net	3,479	-	3,479
Long term deferred contract charges	-	182	182
Deposits and other	243	-	243
Total assets	$10,986	$192	$11,178

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$421	$-	$421
Accounts payable - lease termination impairments	353	-	353
Accrued expenses	1,109	(4)	1,105
Deferred rent	32	-	32
Deferred revenues	65	243	308
Total current liabilities	1,980	239	2,219

LONG-TERM LIABILITIES
Convertible notes	1,562	-	1,562
Deferred rent, net of current portion	433	-	433
Deferred revenues, net of current portion	670	1,575	2,245
Other long-term liabilities	42	-	42
Total liabilities	4,687	1,814	6,501

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,166,674 shares outstanding 15,047,470 shares	222	-	222
Additional paid-in capital	33,206	-	33,206
Accumulated deficit	(2,493)	(1,622)	(4,115)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders' equity	6,299	(1,622)	4,677

Total liabilities and shareholders' equity	$10,986	$192	$11,178

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
The following charts present the specific line items impacted by the application of Topic 606 in the first two quarters of fiscal 2019.

(In thousands, except share amounts)	As Reported December 23, 2018 (Unaudited)	Total Adjustment	Balance Sheet Without Adoption of Topic 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,906	$-	$1,906
Accounts receivable, less allowance for bad debts of $179	1,520	-	1,520
Other receivable	-	-	-
Notes receivable	798	-	798
Inventories	6	-	6
Income tax receivable	-	-	-
Property held for sale	496	-	496
Deferred contract charges	28	(28)	-
Prepaid expenses and other	410	47	457
Total current assets	5,164	19	5,183

LONG-TERM ASSETS
Property, plant and equipment, net	1,300	-	1,300
Intangible assets definite-lived, net	203	-	203
Long-term notes receivable	1,017	-	1,017
Deferred tax asset, net	3,334	-	3,334
Long term deferred contract charges	189	(189)	-
Deposits and other	243	-	243
Total assets	$11,450	$(170)	$11,280

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$285	$-	$285
Accounts payable - lease termination impairments	488	-	488
Accrued expenses	914	(3)	911
Deferred rent	37	-	37
Deferred revenues	267	(114)	153
Total current liabilities	1,991	(117)	1,874

LONG-TERM LIABILITIES
Convertible notes	1,574	-	1,574
Deferred rent, net of current portion	415	-	415
Deferred revenues, net of current portion	2,088	(1,515)	573
Other long-term liabilities	51	-	51
Total liabilities	6,119	(1,632)	4,487

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,190,515 shares outstanding 15,071,311 shares	222	-	222
Additional paid-in capital	33,520	-	33,520
Accumulated deficit	(3,775)	1,462	(2,313)
Treasury stock at cost	0	-
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders' equity	5,331	1,462	6,793

Total liabilities and shareholders' equity	$11,450	$(170)	$11,280

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
	As Reported Six Months Ended December 23, 2018	Total Adjustments	Income Statement Without Adoption of Topic 606

REVENUES:	$6,186	$(771)	$5,415

COSTS AND EXPENSES:
Cost of sales	333	-	333
General and administrative expenses	3,054	-	3,054
Franchise expenses	1,953	(611)	1,342
Pre-opening expenses	-	-	-
Gain on sale of assets	(354)	-	(354)
Impairment of long-lived assets and other lease charges	170	-	170
Bad debt	195	-	195
Interest expense	51	-	51
Depreciation and amortization expense	265	-	265
Total costs and expenses	5,667	(611)	5,056

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	519	(160)	359
Income tax expense	179	-	179
INCOME FROM CONTINUING OPERATIONS	340	(160)	180

Loss from discontinued operations, net of taxes	-	-	-
NET INCOME	$340	$(160)	$180

INCOME PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.02	$(0.01)	$0.01
Loss from discontinued operations	-	-	-
Net income	$0.02	$(0.01)	$0.01

INCOME PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.02	$(0.01)	$0.01
Loss from discontinued operations	-	-	-
Net income	$0.02	$(0.01)	$0.01

Weighted average common shares outstanding - basic	15,068	15,068	15,068

Weighted average common and potential dilutive common shares outstanding	15,901	15,901	15,901

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
(3)	Commitments and Contingencies

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarter ended December 23, 2018.

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

Stock Options:

For the fiscal quarter ended December 23, 2018, the Company did not recognize any stock-based compensation expense related to stock options compared to $10 thousand in the same period of the prior year. As of December 23, 2018, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 23, 2018	December 24, 2017
	Shares	Shares
Outstanding at beginning of year	478,056	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(190,000)	-

Outstanding at end of period	288,056	478,056

Exercisable at end of Period	288,056	438,056

Index
Restricted Stock Units:

For the fiscal quarter ended December 23, 2018, the Company recognized $0.2 million in stock-based compensation expense related to RSU’s compared to no expense in the same period of the prior year. For the six month period ended December 23, 2018, the Company recognized $0.3 million in stock-based compensation expense related to RSU’s compared to no expense in the same period of the prior year. As of December 23, 2018, unamortized stock-based compensation expense related to RSU’s was $0.6 million.

A summary of the status of restricted stock units as of December 23, 2018 and changes during the fiscal six month period then ended is presented below:

Number of Restricted Stock Units

Unvested at June 24, 2018	908,293
Granted	-
Vested	-
Forfeited	(164,520)
Unvested at December 23, 2018	743,773

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Income/(loss) from continuing operations	$232	$(397)	$340	$(528)
Loss from discontinued operations	-	(180)	-	(405)
Net income/(loss) available to common stockholders	$232	$(577)	$340	$(933)
Interest saved on convertible notes of $1,574 at 4%	$16	$-	$31	$-
Adjusted net income/(loss)	$248	$(577)	$371	$(933)

BASIC:
Weighted average common shares	15,071	14,344	15,068	12,742

Income/(loss) from continuing operations per common share	$0.02	$(0.03)	$0.02	$(0.04)
Loss from discontinued operations per common share	-	(0.01)	-	(0.03)
Net income/(loss) per common share	$0.02	$(0.04)	$0.02	$(0.07)

DILUTED:
Weighted average common shares	15,071	14,344	15,068	12,742
Convertible notes	833	-	833	-
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding	15,904	14,344	15,901	12,742

Income/(loss) from continuing operations per common share	$0.02	$(0.03)	$0.02	$(0.04)
Loss from discontinued operations per common share	-	(0.01)	-	(0.03)
Net income/(loss) per common share	$0.02	$(0.04)	$0.02	$(0.07)

For the three and six month periods ended December 23, 2018, options to purchase 288,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS.

Index
(6)	Closed restaurants and discontinued operations

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity’s operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The standard was effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.

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

For the three months ended December 23, 2018, the Company recorded an income tax expense of $129 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the three months ended December 23, 2018, income tax expense consisted of $1 thousand in state taxes and $128 thousand in deferred taxes.  For the six months ended December 23, 2018, the Company recorded an income tax expense of $179 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the six months ended December 23, 2018, income tax expense consisted of $29 thousand in state taxes and $150 thousand in deferred taxes.  The Company anticipates utilizing net operating loss carryforwards to offset any federal income taxes.

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

As of December 23, 2018, the Company had $5.7 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million.  The Company determined it was not necessary to further adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

Index
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

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for these segments is derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures.

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense and income from continuing operations before taxes for the Company's reportable segments as of the three and six months ended December 23, 2018 and December 24, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Net sales and operating revenues:
Pizza Inn Franchising	$1,789	$1,718	$3,693	$3,492
Pie Five Franchising	1,283	912	2,246	2,395
Company-Owned Restaurants (1)	105	1,567	219	3,742
Interest income	18	-	28	-
Consolidated revenues	$3,195	$4,197	$6,186	$9,629

Depreciation and amortization:
Pizza Inn Franchising	$-	$-	$-	$-
Pie Five Franchising	-	-	-	-
Company-Owned Restaurants (1)	31	173	62	373
Combined	31	173	62	373
Corporate administration and other (2)	95	115	203	227
Depreciation and amortization	$126	$288	$265	$600

Income/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$1,426	$1,398	$2,773	$2,877
Pie Five Franchising	754	489	1,213	1,666
Company-Owned Restaurants (1)	(295)	(464)	(424)	(1,342)
Combined	1,885	1,423	3,562	3,201
Corporate administration and other	(1,524)	(1,847)	(3,043)	(3,743)
Income/(loss) from continuing operations before taxes	$361	$(424)	$519	$(542)

Geographic information (revenues):
United States	$3,115	$3,983	$6,009	$9,336
Foreign countries	80	214	177	293
Consolidated total	$3,195	$4,197	$6,186	$9,629

Notes:
(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.
(2)	Portions of corporate administration and other have been allocated to segments.

Index
(9)	Convertible Notes

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

The Notes mature on February 15, 2022, at which time all principal and unpaid interest will be payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes are secured by a pledge of all outstanding equity securities of the Company’s two primary direct operating subsidiaries. Noteholders may convert their Notes to common stock at a conversion rate of $2.00 per share, unless the Company sooner elects to redeem the notes. Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 23, 2018, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended December 23, 2018
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	155	$21,273	64	$10,124	219	$31,397
Company-Owned	-	-	1	105	1	105
Total Domestic Units	155	$21,273	65	$10,229	220	$31,502

International Franchised	48		-		48

Six Months Ended December 23, 2018
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	155	$43,260	64	$21,653	219	$64,913
Company-Owned	-	-	1	219	1	219
Total Domestic Units	155	$43,260	65	$21,872	220	$65,132

International Franchised	48		-		48

Index
Domestic units are located in 21 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

The following table summarizes domestic comparable store retail sales for the Company.

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands)		(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$20,270	$19,738	$41,151	$40,139
Pie Five Domestic Comparable Store Retail Sales	8,246	8,557	17,110	17,580
Total Rave Comparable Store Retail Sales	$28,516	$28,295	$58,261	$57,719

In the three month period ended December 23, 2018, total comparable store domestic retail sales increased by $0.2 million, or 0.8% compared to the three month period of the prior year. In the six month period ended December 23, 2018, total comparable store domestic retail sales increased by $0.5 million, or 0.9% compared to the six month period of the prior year. For both periods, the net increase was attributable to an increase in Pizza Inn comparable store retail sales partially offset by a decrease in Pie Five comparable store retail sales.

Basic and diluted income per common share improved $0.06 per share to a net income of $0.02 per share for the three months ended December 23, 2018, compared to a loss of $0.04 per share in the comparable period in the prior fiscal year. The Company had a net income of $0.2 million for the three months ended December 23, 2018, and net loss of $0.6 million in the comparable period in the prior fiscal year, on revenues of $3.2 million for the three months ended December 23, 2018 compared to $4.2 million in the comparable period in the prior fiscal year. The improvement in quarterly net income from the prior year was primarily due to the closing of poorly performing stores, lower closed store expenses, increased gains from sale of assets, lower impairment expense and reduced general and administrative expenses.

Basic and diluted income per common share improved $0.09 per share to a net income of $.02 per share for the six months ended December 23, 2018, compared to a loss of $0.07 per share in the comparable period in the prior fiscal year. The Company had a net income of $0.3 million for the six months ended December 23, 2018, and net loss of $0.9 million in the comparable period in the prior fiscal year, on revenues of $6.2 million for the six months ended December 23, 2018 compared to $9.6 million in the comparable period in the prior fiscal year. The improvement in year to date net income from the prior year was primarily due to the closing of poorly performing stores, lower closed store expenses, increased gains from the sale of assets, lower impairment expense and reduced general and administrative expenses.

Adjusted EBITDA for the fiscal quarter ended December 23, 2018 increased $0.7 million compared to the same period of the prior fiscal year. Year-to-date adjusted EBITDA increased to $1.0 million compared to $0.5 million in the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Net income (loss)	$232	$(577)	$340	$(933)
Interest expense	26	63	51	131
Income taxes	129	(27)	179	(14)
Depreciation and amortization	126	288	265	600
EBITDA	$513	$(253)	$835	$(216)
Stock compensation expense	180	10	281	19
Pre-opening costs	-	(1)	-	114
Gain on sale/disposal of assets	(350)	(166)	(354)	(165)
Impairment of long-lived assets and other lease charges	155	533	170	681
Discontinued operations, excluding taxes	-	180	-	408
Closed and non-operating store costs	59	(471)	81	(336)
Adjusted EBITDA	$557	$(168)	$1,013	$505

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$19,468	$19,267	$39,601	$39,406
Delco/Express Units - Franchised	1,764	1,639	3,579	3,394
PIE Units - Licensed	41	-	80	-
Total Domestic Retail Sales	$21,273	$20,906	$43,260	$42,800

Pizza Inn Comparable Store Retail Sales - Total Domestic	20,270	19,738	41,151	40,139

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	87	91	88	91
Delco/Express Units - Franchised	60	67	60	67
PIE Units - Licensed	5	-	5	-
Total Domestic Units	152	158	153	158

Total Pizza Inn domestic retail sales increased $0.4 million, or 1.8%, for the three months ended December 23, 2018 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $0.5 million, or 2.7%, for the three months ended December 23, 2018 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales increased $0.5 million, or 1.1%, for the six months ended December 23, 2018 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $1.0 million, or 2.5%, for the six months ended December 23, 2018 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three month and six month periods ended December 23, 2018:

	Three Months Ended December 23, 2018
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	88	3	-	2	89
Delco/Express Units - Franchised	60	-	-	1	59
PIE Units - Licensed	5	2	-	-	7
Total Domestic Units	153	5	-	3	155

International Units (all types)	51	1	-	4	48

Total Units	204	6	-	7	203

	Six Months Ended December 23, 2018
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	90	3	-	4	89
Delco/Express Units - Franchised	60	1	-	2	59
PIE Units - Licensed	3	4	-	-	7
Total Domestic Units	153	8	-	6	155

International Units (all types)	58	2	-	12	48

Total Units	211	10	-	18	203

There was a net increase of two units in the total domestic Pizza Inn unit count during the three months ended December 23, 2018. We believe that the domestic unit count will continue to increase modestly in future periods. The number of international Pizza Inn units decreased by a net of three units in the three months ended December 23, 2018 due to closure of underperforming units in the Middle East.

There was a net increase of two units in the total domestic Pizza Inn unit count during the six months ended December 23, 2018, primarily driven by new licensed PIE units. The number of international Pizza Inn units decreased by ten in the six months ended December 23, 2018 due to closure of underperforming units in the Middle East. We believe that this represents a stabilizing of international unit count.

Index
Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$10,124	$9,986	$21,653	$20,252
Domestic Units - Company-owned	105	1,567	219	3,742
Total Domestic Retail Sales	$10,229	$11,553	$21,872	$23,994

Pie Five Comparable Store Retail Sales - Total	$8,246	$8,557	$17,110	$17,580

Pie Five Average Units Open in Period
Domestic Units - Franchised	68	72	70	71
Domestic Units - Company-owned	1	10	1	12
Total Domestic Units	69	82	71	83

Pie Five system-wide retail sales decreased $1.3 million, or 11.5%, for the three month period ended December 23, 2018 when compared to the same period of the prior year.  Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 82 to 69.  Comparable store retail sales decreased by $0.3 million, or 3.6%, during the second quarter of fiscal 2019 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $2.1 million, or 8.8%, for the six month period ended December 23, 2018 when compared to the same period of the prior year.   Year-to-date fiscal 2019 compared to the year-to-date of the prior year, average units open in the period decreased from 83 to 71.  Comparable store retail sales decreased by $0.5 million, or 2.7%, during the six month period ended December 23, 2018 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five unit activity for the three and six month periods ended December 23, 2018:

	Three Months Ended December 23, 2018
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	70	2	-	8	64
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	71	2	-	8	65

	Six Months Ended December 23, 2018
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	72	4	-	12	64
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	73	4	-	12	65

The net decreases of Pie Five units during the three and six months ended December 23, 2018 were primarily the result of the closure of poor-performing stores. We believe that this trend of net store closures will moderate and then reverse in future periods. We do not anticipate the opening of new Company-owned Pie Five units in the near future.

Index
Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 23, 2018	December 24, 2017	December 23, 2018	December 24, 2017
Store weeks (excluding partial weeks)	13	130	26	307
Average weekly sales	8,077	11,594	8,423	11,979
Average number of units	1	10	1	12

Restaurant sales (excluding partial weeks)	105	1,507	219	3,677
Restaurant sales	105	1,567	219	3,742

Loss from continuing operations before taxes	(295)	(464)	(424)	(1,342)
Allocated marketing and advertising expenses	5	78	11	187
Depreciation/amortization expense	31	173	62	373
Pre-opening costs	-	(1)	-	114
Operations management and extraordinary expenses	-	28	-	83
Impairment, other lease charges and non-operating store costs	214	61	251	345
Restaurant operating cash flow	(45)	(125)	(100)	(240)

Average weekly sales for Company-owned Pie Five units decreased $3,517, or 30.3%, to $8,077 for the three month period ended December 23, 2018 compared to $11,594 for the same period of the prior fiscal year.  Company-owned Pie Five restaurant operating cash flow increased $81 thousand during the second quarter of fiscal 2019 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.2 million for the three month period ended December 23, 2018 compared to the same period of the prior year.  The decrease in retail sales was primarily due to decreased Company-owned unit count.

Average weekly sales for Company-owned Pie Five Units decreased $3,556, or 29.7%, to $8,423 for the six month period ended December 23, 2018 compared to $11,979 for the same period of prior year.  Company-owned Pie Five restaurant operating cash flow increased $0.1 million during the six month period ended December 23, 2018 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.9 million for the six month period ended December 23, 2018 compared to the same period of the prior year.  The decrease in retail sales was primarily due to decreased Company-owned store count.

Index
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

Index
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

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six month periods ended December 23, 2018 and December 24, 2017 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017
REVENUES:
Franchise revenues	$1,789	$1,718	$1,283	$912	$-	$-	$-	$-	$3,072	$2,630
Restaurant sales	-	-	-	-	105	1,567	-	-	105	1,567
Interest income and other	-	-	-	-	-	-	18	-	18	-
Total revenues	1,789	1,718	1,283	912	105	1,567	18	-	3,195	4,197

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	174	1,055	-	-	174	1,055
General and administrative expenses	-	-	-	-	40	271	1,600	1,746	1,640	2,017
Franchise expenses	363	320	529	423	-	-	-	-	892	743
Pre-opening expenses	-	-	-	-	-	(1)	-	-	-	(1)
(Gain)/loss on sale of assets	-	-	-	-	-	-	(350)	(166)	(350)	(166)
Impairment of long-lived assets and other lease charges	-	-	-	-	155	533	-	-	155	533
Bad debt	-	-	-	-	-	-	171	89	171	89
Interest expense	-	-	-	-	-	-	26	63	26	63
Amortization and depreciation expense	-	-	-	-	31	173	95	115	126	288
Total costs and expenses	363	320	529	423	400	2,031	1,542	1,847	2,834	4,621

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$1,426	$1,398	$754	$489	$(295)	$(464)	$(1,524)	$(1,847)	$361	$(424)

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017	Dec 23, 2018	Dec 24, 2017
REVENUES:
Franchise revenues	$3,693	$3,492	$2,246	$2,395	$-	$-	$-	$-	$5,939	$5,887
Restaurant sales	-	-	-	-	219	3,742	-	-	219	3,742
Interest income and other	-	-	-	-	-	-	28	-	28	-
Total revenues	3,693	3,492	2,246	2,395	219	3,742	28	-	6,186	9,629

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	333	3,142	-	-	333	3,142
General and administrative expenses	-	-	-	-	78	650	2,976	3,461	3,054	4,111
Franchise expenses	920	615	1,033	729	-	-	-	-	1,953	1,344
Pre-opening expenses	-	-	-	-	-	114	-	-	-	114
(Gain)/loss on sale of assets	-	-	-	-	-	-	(354)	(165)	(354)	(165)
Impairment of long-lived assets and other lease charges	-	-	-	-	170	681	-	-	170	681
Bad debt	-	-	-	-	-	124	195	89	195	213
Interest expense	-	-	-	-	-	-	51	131	51	131
Amortization and depreciation expense	-	-	-	-	62	373	203	227	265	600
Total costs and expenses	920	615	1,033	729	643	5,084	3,071	3,743	5,667	10,171

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$2,773	$2,877	$1,213	$1,666	$(424)	$(1,342)	$(3,043)	$(3,743)	$519	$(542)

Index
Revenues:

Revenues are primarily derived from franchise royalties, franchise fees, supplier incentives, advertising funds and convention funds and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended December 23, 2018 and for the same period in the prior fiscal year were $3.2 million and $4.2 million, respectively. Total revenues for the six month period ended December 23, 2018 were $6.2 million compared to $9.6 million in the same period in the prior fiscal year. The decrease in total revenues for the three and six month periods was primarily driven by the reduction in the number of Company-owned stores, partially offset by advertising fund contributions and convention fund contributions that were previously recorded as an offset to franchise expenses before adoption of Topic 606.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues increased by $0.1 million to $1.8 million for the three month period ended December 23, 2018 compared to $1.7 million for the same period in the prior fiscal year. Pizza Inn franchise revenues increased to $3.7 million for the six month period ended December 23, 2018 from $3.5 million for the same period of the prior fiscal year. The increase in both the three and six month periods was primarily the result of higher retail sales from comparable franchise locations and higher royalty rates from new units.

Pie Five Franchise Revenues

Pie Five franchise revenues increased by $0.4 million to $1.3 million for the three month period ended December 23, 2018 compared to $0.9 million for the same period in the prior fiscal year primarily driven by advertising fund contributions that were previously recorded as an offset to franchise expenses before the adoption of Topic 606 and revenues for defaulted area development agreements partially offset by reduced international set up fee revenues. Pie Five franchise revenues decreased to $2.2 million for the six month period ended December 23, 2018 compared to $2.4 million for the same period in the prior fiscal year primarily driven by decreased franchised store count and reduced international set up fee revenues, partially offset by advertising fund contributions and revenues from defaulted area development agreements.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 93.3%, or $1.5 million, to $0.1 million for the three month period ended December 23, 2018, compared to $1.6 million for the comparable period in the prior year. In the six month period ended December 23, 2018, restaurant sales decreased 94.1%, or $3.5 million, to $0.2 million compared to $3.7 million for the comparable period in the prior year. In both periods, the decrease in restaurant sales was primarily a result of decreased Company-owned store count.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $0.2 million for the three month period ended December 23, 2018 compared to $1.1 million in the three month period ended December 24, 2017. For the six month period ended December 23, 2018, total cost of sales decreased to $0.3 million from $3.1 million. The decreases in costs in both three and six month periods were primarily the result of decreased Company-owned store count.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $1.6 million and $3.1 million for the three and six month periods ended December 23, 2018, respectively, compared to $2.0 million and $4.1 million for the three and six month periods ended December 24, 2017, respectively. In both the three and six month periods, the decrease was primarily the result of the lower number of Company-owned restaurants and reduced corporate overhead.

Index
General and Administrative Expenses – Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants decreased to $40 thousand for the three month period ended December 23, 2018 compared to $0.3 million in the three month period ended December 24, 2017 primarily as a result of lower number of Company-owned restaurants. For the six month period ended December 23, 2018, general and administrative expenses for Company-owned restaurants decreased to $78 thousand from $0.7 million for the same reason.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased to $1.6 million for the three month period ended December 23, 2018 compared to $1.7 million for the three month period ended December 24, 2017. General and administrative expenses for corporate decreased to $3.0 million for the six month period ended December 23, 2018 compared to $3.5 million for the six month period ended December 24, 2017. The decrease in both the three and six month periods was primarily attributable to a reduction in legal fees and the number of general and administrative employees.

Franchise Expenses - Total

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses increased to $0.9 million for the three month period ended December 23, 2018 compared to $0.7 million for the three month period ended December 24, 2017, primarily related to the change in treatment of advertising fund contributions due to adoption of Topic 606. Franchise expenses increased to $2.0 million for the six month period ended December 23, 2018 compared to $1.3 million for the six month period ended December 24, 2017 for the same reason.

Franchise Expenses – Pizza Inn

Pizza Inn franchise expenses include general and administrative expenses directly related to the continuing service of the Pizza Inn domestic and international franchises. Franchise expenses increased $43 thousand for the three month period ended December 23, 2018 compared to the three month period ended December 24, 2017. Franchise expenses increased $0.3 million for the six month period ended December 23, 2018 compared to the six month period ended December 24, 2017 primarily as a result of the change in treatment of convention fund contributions due to adoption of Topic 606.

Franchise Expenses – Pie Five

Pie Five franchise expenses include general and administrative expenses directly related to the continuing service of the Pie Five domestic and international franchises. Franchise expenses increased to $0.5 million for the three month period ended December 23, 2018 compared to $0.4 million for the three month period ended December 24, 2017. Pie Five franchise expenses increased to $1.0 million in the six month period ended December 23, 2018 compared $0.7 million in the same period of the prior year. The increase in both the three and six month periods was primarily related to the change in treatment of advertising fund contributions due to adoption of Topic 606.

Pre-Opening Expenses

Pre-opening expenses are directly related to the number of new corporate store openings. Pre-opening expenses decreased to zero for the second quarter of fiscal 2019 compared to pre-opening income of $1 thousand in the same period of the prior year. Pre-opening expenses were also zero for the six month period ended December 23, 2018 compared to $0.1 million for the same period of the prior year due to the reduction in openings of Company-owned restaurants.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $0.2 million for three month period ended December 23, 2018 compared to $0.5 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges were $0.2 million for the six month period ended December 23, 2018 compared to $0.7 million for the same period of the prior fiscal year. For the three and six month periods ended December 23, 2018, these charges related to lease termination expenses.

Index
Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased $0.1 million for the three month period ended December 23, 2018 as compared to the comparable period in the prior fiscal year. Bad debt expense remained relatively stable at $0.2 million for the six month period ended December 23, 2018 compared to the same period of the prior fiscal year.

Interest Expense

Interest expense decreased to $26 thousand in the three month period ended December 23, 2018 compared to $63 thousand during the comparable fiscal quarter of the prior fiscal year. Interest expense was $51 thousand for the six month period ended December 23, 2018 compared to $131 thousand in the comparable period in the prior fiscal year. The decrease in interest expense during both the three and six month periods was primarily due to a decrease in outstanding principal balance of senior convertible notes as a result of conversions during the second quarter of fiscal 2018.

Provision for Income Tax

For the three months ended December 23, 2018, the Company recorded an income tax expense of $129 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the three months ended December 23, 2018, income tax expense consisted of $1 thousand in state taxes and $128 thousand in deferred taxes.  For the six months ended December 23, 2018, the Company recorded an income tax expense of $179 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the six months ended December 23, 2018, income tax expense consisted of $29 thousand in state taxes and $150 thousand in deferred taxes.  The Company anticipates utilizing net operating loss carryforwards to offset any federal income taxes.

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

As of December 23, 2018, the Company had $5.7 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million.  The Company determined it was not necessary to further adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
Liquidity and Capital Resources

During the three and six month periods ended December 23, 2018, our primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities increased $3.9 million to cash provided of $0.4 million for the six month period ended December 23, 2018 compared to cash used of $3.5 million for the six month period ended December 24, 2017. The primary drivers of increased cash flows during the six month period ended December 23, 2018 were growth in net income and reduced paydowns of accounts payable partially offset by reduced net collections of accounts receivable.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the six month period ended December 23, 2018 of $0.1 million was primarily attributable to $140 thousand in net proceeds from sales of assets partially offset by $46 thousand in capital expenditures for technology. This compares to cash provided by investing activities of $0.5 million during the same period in the prior fiscal year primarily attributable to $0.9 million in net proceeds from sales of assets partially offset by capital expenditures related to new store openings.

          Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash provided by financing activities was $33 thousand for the six month period ended December 23, 2018 compared to $3.9 million for the six month period ended December 24, 2017. Cash flows from financing activities for the six months ended December 23, 2018 were primarily attributable to at-the-market sales of common stock. Cash flows from financing activities for the six months ended December 24, 2017 were from the sale of stock in connection with a shareholder rights offering offset by cash used towards debt repayment.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through December 23, 2018, the Company had sold an aggregate of 173,852 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

Index
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

Index
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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended December 23, 2018.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 23, 2018, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

RAVE RESTAURANT GROUP, INC
(Registrant)

	By:	/s/ Scott Crane
Scott Crane
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Andrea K. Allen
Andrea K. Allen
Chief Accounting and Administrative Officer
(Principal Financial Officer)

Dated: February 6, 2019