Form 10-Q
period 2019-03-24
RAVE RESTAURANT GROUP, INC.
filed 2019-05-08
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 24, 2019

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

(469) 384-5000
(Registrant’s telephone number,
including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	Nasdaq Capital Market

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

As of May 3, 2019, 15,071,311 shares of the issuer’s common stock were outstanding.

Index

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018

REVENUES:	$3,070	$2,665	$9,256	$12,294

COSTS AND EXPENSES:
Cost of sales	382	299	715	3,441
General and administrative expenses	1,569	1,698	4,623	5,809
Franchise expenses	888	613	2,841	1,957
Pre-opening expenses	-	-	-	114
Loss/(gain) on sale of assets	104	31	(250)	(134)
Impairment of long-lived assets and other lease charges	219	70	389	751
Bad debt	16	264	211	477
Interest expense	26	26	77	157
Depreciation and amortization expense	120	133	385	733
Total costs and expenses	3,324	3,134	8,991	13,305

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(254)	(469)	265	(1,011)
Income tax expense/(benefit)	9	6	188	(8)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	(263)	(475)	77	(1,003)

Loss from discontinued operations, net of taxes	-	(17)	-	(422)
NET INCOME / (LOSS)	$(263)	$(492)	$77	$(1,425)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$(0.02)	$(0.03)	$0.01	$(0.08)
Loss from discontinued operations	-	-	-	(0.03)
Net income / (loss)	$(0.02)	$(0.03)	$0.01	$(0.11)

INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:

Income / (loss) from continuing operations	$(0.02)	$(0.03)	$0.01	$(0.08)
Loss from discontinued operations	-	-	-	(0.03)
Net income / (loss)	$(0.02)	$(0.03)	$0.01	$(0.11)

Weighted average common shares outstanding - basic	15,071	14,940	15,069	13,456

Weighted average common and potential dilutive common shares outstanding	15,071	14,940	15,902	13,456

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 24, 2019 (Unaudited)	June 24, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,932	$1,386
Accounts receivable, less allowance for bad debts of $148 and $158, respectively	1,514	1,518
Other receivable	-	300
Notes receivable, less allowance of bad debt of $186 and $0, respectively	610	712
Inventories	16	6
Income tax receivable	-	5
Property held for sale	271	539
Deferred contract charges	35	-
Prepaid expenses and other	485	273
Total current assets	4,863	4,739

LONG-TERM ASSETS
Property, plant and equipment, net	1,219	1,510
Intangible assets definite-lived, net	207	212
Long-term notes receivable	1,025	803
Deferred tax asset, net	3,328	3,479
Long-term deferred contract charges	208	-
Deposits and other	232	243
Total assets	$11,082	$10,986

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$402	$421
Accounts payable - lease termination impairments	566	353
Accrued expenses	995	1,109
Deferred rent	37	32
Deferred revenues	238	65
Total current liabilities	2,238	1,980

LONG-TERM LIABILITIES
Convertible notes	1,581	1,562
Deferred rent, net of current portion	406	433
Deferred revenues, net of current portion	1,604	670
Other long-term liabilities	57	42
Total liabilities	5,886	4,687

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,190,515 and 22,166,674 shares, respectively; outstanding 15,071,311 and 15,047,470 shares, respectively	222	222
Additional paid-in capital	33,648	33,206
Accumulated deficit	(4,038)	(2,493)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	(24,636)
Total shareholders’ equity	5,196	6,299

Total liabilities and shareholders’ equity	$11,082	$10,986

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE, JUNE 24, 2018	15,047	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 cumulative adjustment	-	-	-	(1,622)	-	-	(1,622)
Stock compensation expense	-	-	410	-	-	-	410
Issuance of common stock	24	-	36	-	-	-	36
Equity issue costs - ATM Offering	-	-	(4)	-	-	-	(4)
Net income	-	-	-	77	-	-	77

BALANCE, March 24, 2019 (Unaudited)	15,071	$222	$33,648	$(4,038)	(7,119)	$(24,636)	$5,196

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 24, 2019	March 25, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$77	$(1,425)
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Impairment of fixed assets and other assets	389	751
Stock compensation expense	410	29
Depreciation and amortization	353	704
Amortization of intangible assets definite-lived	32	29
Amortization of debt issue costs	19	29
(Gain)/loss on the sale of assets	(250)	(134)
Provision for bad debt (accounts receivable)	25	477
Provision for bad debt (notes receivable)	186	-
Changes in operating assets and liabilities:
Accounts receivable	202	1,127
Inventories	(10)	66
Prepaid expenses, deposits and other, net	(201)	(188)
Deferred revenue	(758)	(734)
Accounts payable - trade	(19)	(2,856)
Accounts payable - lease termination impairments	(64)	(1,384)
Deferred tax assets	151	-
Accrued expenses, deferred rent and other	(121)	(920)
Cash provided by (used in) operating activities	421	(4,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	169	1,706
Purchase of intangible assets definite-lived	-	(9)
Capital expenditures	(76)	(884)
Cash provided by investing activities	93	813

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	36	5,144
Expenses from sale of stock	(4)	-
Net change in other debt	-	(1,000)
Cash provided by financing activities	32	4,144

Net increase in cash and cash equivalents	546	528
Cash and cash equivalents, beginning of period	1,386	451
Cash and cash equivalents, end of period	$1,932	$979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$71	$170
Income taxes	$145	$48

Non-cash activities:
Capital expenditures included in accounts payable	$-	$81

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 24, 2018.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments are of a normal recurring nature. Results of operations for the fiscal periods presented are not necessarily indicative of fiscal year-end results.

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

Fiscal Quarters
The three and nine month periods ended March 24, 2019 and March 25, 2018 each contained 13 weeks and 39 weeks, respectively.

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

Advertising fund contributions for Pie Five units represent franchise contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revises the determination of whether these arrangements are considered principal versus agent. For Pie Five, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Condensed Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

Supplier contributions to convention funds are deferred until the obligations of the agreement are met and the event takes place.

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

The impact of applying Topic 606 for the three months ended March 24, 2019, was an increase in revenues of $0.3 million and an increase in pre-tax income of $0.2 million. The impact of applying Topic 606 for the nine months ended March 24, 2019, was an increase in revenues of $1.1 million and an increase in pre-tax income of $0.4 million.

The adoption of Topic 606 did not impact the recognition and reporting of our two largest sources of revenue: franchise royalties and supplier and distributor incentives. The items impacted by the adoption include the timing of franchise license and area development revenue recognition and the presentation of contributions to advertising and convention funds by franchisees and suppliers, respectively.

Index
The following chart presents the specific line items impacted by the cumulative adjustment to opening retained earnings:

(In thousands, except share amounts)	As Reported June 24, 2018	Total Adjustment	Adjusted Balance Sheet June 25, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$-	$1,386
Accounts receivable, less allowance for bad debts of $158	1,518	-	1,518
Other receivable	300	-	300
Notes receivable	712	-	712
Inventories	6	-	6
Income tax receivable	5	-	5
Property held for sale	539	-	539
Deferred contract charges	-	10	10
Prepaid expenses and other	273	-	273
Total current assets	4,739	10	4,749

LONG-TERM ASSETS
Property, plant and equipment, net	1,510	-	1,510
Intangible assets definite-lived, net	212	-	212
Long-term notes receivable	803	-	803
Deferred tax asset, net	3,479	-	3,479
Long term deferred contract charges	-	182	182
Deposits and other	243	-	243
Total assets	$10,986	$192	$11,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$421	$-	$421
Accounts payable - lease termination impairments	353	-	353
Accrued expenses	1,109	(4)	1,105
Deferred rent	32	-	32
Deferred revenues	65	243	308
Total current liabilities	1,980	239	2,219

LONG-TERM LIABILITIES
Convertible notes	1,562	-	1,562
Deferred rent, net of current portion	433	-	433
Deferred revenues, net of current portion	670	1,575	2,245
Other long-term liabilities	42	-	42
Total liabilities	4,687	1,814	6,501

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,166,674 shares outstanding 15,047,470 shares	222	-	222
Additional paid-in capital	33,206	-	33,206
Accumulated deficit	(2,493)	(1,622)	(4,115)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders’ equity	6,299	(1,622)	4,677

Total liabilities and shareholders’ equity	$10,986	$192	$11,178

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
The following charts present the specific line items impacted by the application of Topic 606 in the first three quarters of fiscal 2019.

(In thousands, except share amounts)	As Reported March 24, 2019 (Unaudited)	Total Adjustment	Balance Sheet Without Adoption of Topic 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,932	$-	$1,932
Accounts receivable, less allowance for bad debts of $148	1,514	-	1,514
Other receivable	-	-	-
Notes receivable	610	-	610
Inventories	16	-	16
Income tax receivable	-	-	-
Property held for sale	271	-	271
Deferred contract charges	35	(35)	-
Prepaid expenses and other	485	-	485
Total current assets	4,863	(35)	4,828

LONG-TERM ASSETS
Property, plant and equipment, net	1,219	-	1,219
Intangible assets definite-lived, net	207	-	207
Long-term notes receivable	1,025	-	1,025
Deferred tax asset, net	3,328	-	3,328
Long term deferred contract charges	208	(208)	-
Deposits and other	232	-	232
Total assets	$11,082	$(243)	$10,839

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$402	$-	$402
Accounts payable - lease termination impairments	566	-	566
Accrued expenses	995	4	999
Deferred rent	37	-	37
Deferred revenues	238	(238)	-
Total current liabilities	2,238	(234)	2,004

LONG-TERM LIABILITIES
Convertible notes	1,581	-	1,581
Deferred rent, net of current portion	406	-	406
Deferred revenues, net of current portion	1,604	(1,269)	335
Other long-term liabilities	57	-	57
Total liabilities	5,886	(1,503)	4,383

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,190,515 shares outstanding 15,071,311 shares	222	-	222
Additional paid-in capital	33,648	-	33,648
Accumulated deficit	(4,038)	1,260	(2,778)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders’ equity	5,196	1,260	6,456

Total liabilities and shareholders’ equity	$11,082	$(243)	$10,839

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
	As Reported Nine Months Ended March 24, 2019	Total Adjustments	Income Statement Without Adoption of Topic 606

REVENUES:	$9,256	$(1,119)	$8,137

COSTS AND EXPENSES:
Cost of sales	715	-	715
General and administrative expenses	4,623	-	4,623
Franchise expenses	2,841	(757)	2,084
Pre-opening expenses	-	-	-
Gain on sale of assets	(250)	-	(250)
Impairment of long-lived assets and other lease charges	389	-	389
Bad debt	211	-	211
Interest expense	77	-	77
Depreciation and amortization expense	385	-	385
Total costs and expenses	8,991	(757)	8,234

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	265	(362)	(97)
Income tax expense	188	-	188
INCOME FROM CONTINUING OPERATIONS	77	(362)	(285)

Loss from discontinued operations, net of taxes	-	-	-
NET INCOME	$77	$(362)	$(285)

INCOME PER SHARE OF COMMON STOCK - BASIC:
Income from continuing operations	$0.01	$(0.03)	$(0.02)
Loss from discontinued operations	-	-	-
Net income	$0.01	$(0.03)	$(0.02)

INCOME PER SHARE OF COMMON STOCK - DILUTED:

Income from continuing operations	$0.01	$(0.03)	$(0.02)
Loss from discontinued operations	-	-	-
Net income	$0.01	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic	15,069	15,069	15,069

Weighted average common and potential dilutive common shares outstanding	15,902	15,902	15,902

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
(3)	Commitments and Contingencies

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarter ended March 24, 2019.

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

Stock Options:

For the fiscal quarter ended March 24, 2019, the Company did not recognize any stock-based compensation expense related to stock options compared to $10 thousand in the same period of the prior year. As of March 24, 2019, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 24, 2019	March 25, 2018
	Shares	Shares
Outstanding at beginning of year	478,056	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(190,000)	-

Outstanding at end of period	288,056	478,056

Exercisable at end of Period	288,056	438,056

Index
Restricted Stock Units:

For the fiscal quarter ended March 24, 2019, the Company recognized $0.1 million in stock-based compensation expense related to RSU’s compared to no expense in the same period of the prior year. For the nine month period ended March 24, 2019, the Company recognized $0.4 million in stock-based compensation expense related to RSU’s compared to no expense in the same period of the prior year. As of March 24, 2019, unamortized stock-based compensation expense related to RSU’s was $0.4 million.

A summary of the status of restricted stock units as of March 24, 2019 and changes during the fiscal nine month period then ended is presented below:

Number of Restricted Stock Units

Unvested at June 24, 2018	908,293
Granted	-
Vested	-
Forfeited	(164,520)
Unvested at March 24, 2019	743,773

(5)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018

Income/(loss) from continuing operations	$(263)	$(475)	$77	$(1,003)
Loss from discontinued operations	-	(17)	-	(422)
Net income/(loss) available to common stockholders	$(263)	$(492)	$77	$(1,425)
Interest saved on convertible notes of $1,574 at 4%	$16	$-	$47	$-
Adjusted net income/(loss)	$(247)	$(492)	$124	$(1,425)

BASIC:
Weighted average common shares	15,071	14,940	15,069	13,456

Income/(loss) from continuing operations per common share	$(0.02)	$(0.03)	$0.01	$(0.08)
Loss from discontinued operations per common share	-	(0.00)	-	(0.03)
Net income/(loss) per common share	$(0.02)	$(0.03)	$0.01	$(0.11)

DILUTED:
Weighted average common shares	15,071	14,940	15,069	13,456
Convertible notes	-	-	833	-
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding	15,071	14,940	15,902	13,456

Income/(loss) from continuing operations per common share	$(0.02)	$(0.03)	$0.01	$(0.08)
Loss from discontinued operations per common share	-	-	-	(0.03)
Net income/(loss) per common share	$(0.02)	$(0.03)	$0.01	$(0.11)

For the three and nine month periods ended March 24, 2019, options to purchase 288,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS.

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

For the three months ended March 24, 2019, the Company recorded an income tax expense of $9 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the three months ended March 24, 2019, income tax expense consisted of $2 thousand in state taxes, $1 thousand in accrued foreign taxes and $6 thousand in deferred taxes.  For the nine months ended March 24, 2019, the Company recorded an income tax expense of $188 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the nine months ended March 24, 2019, income tax expense consisted of $22 thousand in state taxes and $166 thousand in deferred taxes.  The Company anticipates utilizing net operating loss carryforwards to offset any federal income taxes.

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

As of March 24, 2019, the Company had $5.7 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million.  The Company determined it was not necessary to further adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

Index
(8)	Segment Reporting

The Company has three reportable operating segments as determined by management using the “management approach” as defined by the authoritative guidance on Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising, and (3) Company-Owned Restaurants. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of non-recurring items.

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense and income from continuing operations before taxes for the Company’s reportable segments as of the three and nine months ended March 24, 2019 and March 25, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
Net sales and operating revenues:
Pizza Inn Franchising	$1,645	$1,601	$5,338	$5,093
Pie Five Franchising	1,102	774	3,348	3,169
Company-Owned Restaurants (1)	314	290	533	4,032
Interest income	9	-	37	-
Consolidated revenues	$3,070	$2,665	$9,256	$12,294

Depreciation and amortization:
Pizza Inn Franchising	$-	$-	$-	$-
Pie Five Franchising	-	-	-	-
Company-Owned Restaurants (1)	31	45	93	418
Combined	31	45	93	418
Corporate administration and other (2)	89	88	292	315
Depreciation and amortization	$120	$133	$385	$733

Income/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$1,308	$1,288	$4,081	$4,165
Pie Five Franchising	551	474	1,764	2,140
Company-Owned Restaurants (1)	(253)	(167)	(677)	(1,509)
Combined	1,606	1,595	5,168	4,796
Corporate administration and other	(1,860)	(2,064)	(4,903)	(5,807)
Income/(loss) from continuing operations before taxes	$(254)	$(469)	$265	$(1,011)

Geographic information (revenues):
United States	$3,040	$2,593	$9,049	$11,929
Foreign countries	30	72	207	365
Consolidated total	$3,070	$2,665	$9,256	$12,294

Notes:

(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.
(2)	Portions of corporate administration and other have been allocated to segments.

Index
(9)	Convertible Notes

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 24, 2019, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended March 24, 2019
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	156	$22,242	59	$9,124	215	$31,366
Company-Owned	-	-	2	314	2	314
Total Domestic Units	156	$22,242	61	$9,438	217	$31,680

International Franchised	48		-		48

Nine Months Ended March 24, 2019
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	156	$65,502	59	$30,799	215	$96,301
Company-Owned	-	-	2	533	2	533
Total Domestic Units	156	$65,502	61	$31,332	217	$96,834

International Franchised	48		-		48

Domestic units are located in 22 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

Index
The following table summarizes domestic comparable store retail sales for the Company.

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
	(in thousands)		(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$21,117	$20,445	$62,268	$60,584
Pie Five Domestic Comparable Store Retail Sales	7,738	8,096	24,847	25,675
Total Rave Comparable Store Retail Sales	$28,855	$28,541	$87,115	$86,259

In the three month period ended March 24, 2019, total comparable store domestic retail sales increased by $0.3 million, or 1.1% compared to the three month period of the prior year. In the nine month period ended March 24, 2019, total comparable store domestic retail sales increased by $0.9 million, or 1.0% compared to the nine month period of the prior year. For both periods, the net increase was attributable to an increase in Pizza Inn comparable store retail sales partially offset by a decrease in Pie Five comparable store retail sales.

Basic and diluted loss per common share improved $0.01 per share to a net loss of $0.02 per share for the three months ended March 24, 2019, compared to a net loss of $0.03 per share in the comparable period in the prior fiscal year. The Company had a net loss of $0.3 million for the three months ended March 24, 2019, and net loss of $0.5 million in the comparable period in the prior fiscal year, on revenues of $3.1 million for the three months ended March 24, 2019 compared to $2.7 million in the comparable period in the prior fiscal year. The improvement in quarterly net income from the prior year was primarily due to increased franchise/license revenues, reduced general and administrative expenses, and reduced bad debt expense partially offset by increased franchise expenses and impairment of long-lived assets and other lease charges.

For the nine months ended March 24, 2019, basic and diluted net income per common share were $0.01 per share representing an improvement of $0.12 per share from the basic and diluted net loss per common share of $0.11 per share in the comparable period in the prior fiscal year. The Company had a net income of $0.1 million for the nine months ended March 24, 2019, and net loss of $1.4 million in the comparable period in the prior fiscal year, on revenues of $9.3 million for the nine months ended March 24, 2019 compared to $12.3 million in the comparable period in the prior fiscal year. The improvement in year to date net income from the prior year was primarily due to the closing of poorly performing stores, increased gains from the sale of assets, lower impairment expense and reduced general and administrative expenses partially offset by increased franchise expenses.

Adjusted EBITDA for the fiscal quarter ended March 24, 2019 increased $0.6 million compared to the same period of the prior fiscal year. Year-to-date adjusted EBITDA increased to $1.4 million compared to $0.3 million in the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
Net income (loss)	$(263)	$(492)	$77	$(1,425)
Interest expense	26	26	77	157
Income taxes	9	6	188	(8)
Depreciation and amortization	120	133	385	733
EBITDA	$(108)	$(327)	$727	$(543)
Stock compensation expense	129	10	410	29
Pre-opening costs	-	-	-	114
(Gain) / loss on sale/disposal of assets	104	31	(250)	(134)
Impairment of long-lived assets and other lease charges	219	70	389	751
Discontinued operations, excluding taxes	-	13	-	421
Closed and non-operating store costs	70	(13)	151	(349)
Adjusted EBITDA	$414	$(216)	$1,427	$289

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$20,469	$19,766	$60,070	$59,172
Delco/Express Units - Franchised	1,717	1,554	5,296	4,948
PIE Units - Licensed	56	-	136	-
Total Domestic Retail Sales	$22,242	$21,320	$65,502	$64,120

Pizza Inn Comparable Store Retail Sales - Total Domestic	21,117	20,445	62,268	60,584

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	89	89	88	91
Delco/Express Units - Franchised	59	64	60	66
PIE Units - Licensed	7	-	5	-
Total Domestic Units	155	153	153	157

Total Pizza Inn domestic retail sales increased $0.9 million, or 4.3%, for the three months ended March 24, 2019 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $0.7 million, or 3.3%, for the three months ended March 24, 2019 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales increased $1.4 million, or 2.2%, for the nine months ended March 24, 2019 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $1.7 million, or 2.8%, for the nine months ended March 24, 2019 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three month and nine month periods ended March 24, 2019:

	Three Months Ended March 24, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	89	1	-	1	89
Delco/Express Units - Franchised	59	-	-	-	59
PIE Units - Licensed	7	1	-	-	8
Total Domestic Units	155	2	-	1	156

International Units (all types)	48	-	-	-	48

Total Units	203	2	-	1	204

	Nine Months Ended March 24, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	90	4	-	5	89
Delco/Express Units - Franchised	60	1	-	2	59
PIE Units - Licensed	3	5	-	-	8
Total Domestic Units	153	10	-	7	156

International Units (all types)	58	2	-	12	48

Total Units	211	12	-	19	204

There was a net increase of one unit in total domestic Pizza Inn unit count during the three months ended March 24, 2019. We believe that the domestic unit count will continue to increase modestly in future periods. There was no change in the number of international Pizza Inn units in the three months ended March 24, 2019.

There was a net increase of three units in the total domestic Pizza Inn unit count during the nine months ended March 24, 2019, primarily driven by new licensed PIE units. The number of international Pizza Inn units decreased by ten in the nine months ended March 24, 2019 due to closure of underperforming units in the Middle East. We believe that this represents a stabilizing of international unit count.

Index
Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$9,124	$11,232	$30,799	$31,484
Domestic Units - Company-owned	314	290	533	4,032
Total Domestic Retail Sales	$9,438	$11,522	$31,332	$35,516

Pie Five Comparable Store Retail Sales - Total	$7,738	$8,096	$24,847	$25,675

Pie Five Average Units Open in Period
Domestic Units - Franchised	62	77	67	74
Domestic Units - Company-owned	2	2	1	8
Total Domestic Units	64	79	68	82

Pie Five system-wide retail sales decreased $2.1 million, or 18.1%, for the three month period ended March 24, 2019 when compared to the same period of the prior year.  Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 79 to 64.  Comparable store retail sales decreased by $0.4 million, or 4.4%, during the third quarter of fiscal 2019 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $4.2 million, or 11.8%, for the nine month period ended March 24, 2019 when compared to the same period of the prior year.   Year-to-date fiscal 2019 compared to the year-to-date of the prior year, average units open in the period decreased from 82 to 68.  Comparable store retail sales decreased by $0.8 million, or 3.2%, during the nine month period ended March 24, 2019 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five unit activity for the three and nine month periods ended March 24, 2019:

	Three Months Ended March 24, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	64	1	(1)	5	59
Domestic - Company-owned	1	-	1	-	2
Total Domestic Units	65	1	-	5	61

	Nine Months Ended March 24, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	72	5	(1)	17	59
Domestic - Company-owned	1	-	1	-	2
Total Domestic Units	73	5	-	17	61

The net decreases of Pie Five units during the three and nine months ended March 24, 2019 were primarily the result of the closure of poor-performing stores. We believe that this trend of net store closures will moderate and then reverse in future periods. We do not anticipate the opening of new Company-owned Pie Five units in the near future.

Index
Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
Store weeks (excluding partial weeks)	25	31	51	337
Average weekly sales	12,560	9,385	10,451	11,774
Average number of units	2	2	1	8

Restaurant sales (excluding partial weeks)	314	290	533	3,968
Restaurant sales	314	290	533	4,032

Loss from continuing operations before taxes	(253)	(167)	(677)	(1,509)
Allocated marketing and advertising expenses	16	15	27	202
Depreciation/amortization expense	31	45	93	418
Pre-opening costs	-	-	-	114
Operations management and extraordinary expenses	-	13	-	96
Impairment, other lease charges and non-operating store costs	178	57	428	402
Restaurant operating cash flow	(28)	(37)	(129)	(277)

Average weekly sales for Company-owned Pie Five units increased $3,175, or 33.8%, to $12,560 for the three month period ended March 24, 2019 compared to $9,385 for the same period of the prior fiscal year.  Company-owned Pie Five restaurant operating cash flow improved $9 thousand during the third quarter of fiscal 2019 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores decreased by $0.1 million for the three month period ended March 24, 2019 compared to the same period of the prior year.

Average weekly sales for Company-owned Pie Five Units decreased $1,323, or 11.2% to $10,451 for the nine month period ended March 24, 2019 compared to $11,774 for the same period of prior year.  Company-owned Pie Five restaurant operating cash flow improved $0.1 million during the nine month period ended March 24, 2019 compared to the same period of prior year.  Loss from continuing operations before taxes for Company-owned Pie Five stores improved $0.8 million for the nine month period ended March 24, 2019 compared to the same period of the prior year.  The $3.5 million decrease in total retail sales for the first nine months of fiscal 2019 compared to the same period of the prior year was primarily due to decreased Company-owned store count.

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

In order to show the impact of this change and better reflect the current operational structure, the Company has redefined its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine month periods ended March 24, 2019 and March 25, 2018 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
REVENUES:
Franchise and license revenues	$1,645	$1,601	$1,102	$774	$-	$-	$-	$-	$2,747	$2,375
Restaurant sales	-	-	-	-	314	290	-	-	314	290
Interest income and other	-	-	-	-	-	-	9	-	9	-
Total revenues	1,645	1,601	1,102	774	314	290	9	-	3,070	2,665

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	382	299	-	-	382	299
General and administrative expenses	-	-	-	-	47	43	1,522	1,655	1,569	1,698
Franchise expenses	337	313	551	300	-	-	-	-	888	613
(Gain)/loss on sale of assets	-	-	-	-	-	-	104	31	104	31
Impairment of long-lived assets and other lease charges	-	-	-	-	107	70	112	-	219	70
Bad debt	-	-	-	-	-	-	16	264	16	264
Interest expense	-	-	-	-	-	-	26	26	26	26
Amortization and depreciation expense	-	-	-	-	31	45	89	88	120	133
Total costs and expenses	337	313	551	300	567	457	1,869	2,064	3,324	3,134

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$1,308	$1,288	$551	$474	$(253)	$(167)	$(1,860)	$(2,064)	$(254)	$(469)

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018	March 24, 2019	March 25, 2018
REVENUES:
Franchise and license revenues	$5,338	$5,093	$3,348	$3,169	$-	$-	$-	$-	$8,686	$8,262
Restaurant sales	-	-	-	-	533	4,032	-	-	533	4,032
Interest income and other	-	-	-	-	-	-	37	-	37	-
Total revenues	5,338	5,093	3,348	3,169	533	4,032	37	-	9,256	12,294

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	715	3,441	-	-	715	3,441
General and administrative expenses	-	-	-	-	125	693	4,498	5,116	4,623	5,809
Franchise expenses	1,257	928	1,584	1,029	-	-	-	-	2,841	1,957
Pre-opening expenses	-	-	-	-	-	114	-	-	-	114
(Gain)/loss on sale of assets	-	-	-	-	-	-	(250)	(134)	(250)	(134)
Impairment of long-lived assets and other lease charges	-	-	-	-	277	751	112	-	389	751
Bad debt	-	-	-	-	-	124	211	353	211	477
Interest expense	-	-	-	-	-	-	77	157	77	157
Amortization and depreciation expense	-	-	-	-	93	418	292	315	385	733
Total costs and expenses	1,257	928	1,584	1,029	1,210	5,541	4,940	5,807	8,991	13,305

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$4,081	$4,165	$1,764	$2,140	$(677)	$(1,509)	$(4,903)	$(5,807)	$265	$(1,011)

Index
Revenues:

Revenues are primarily derived from franchise royalties, franchise fees, supplier incentives, franchise and supplier contributions to advertising and convention funds, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended March 24, 2019 and for the same period in the prior fiscal year were $3.1 million and $2.7 million, respectively. The increase in total revenue for the three month period was primarily the result of accelerated revenue recognition of fees attributable to defaulted area developments and closed stores (“accelerated revenue recognition”) and contributions to advertising and convention funds by franchisees and suppliers (“ad/convention fund contributions”). Total revenues for the nine month period ended March 24, 2019 were $9.3 million compared to $12.3 million in the same period in the prior fiscal year. The decrease in total revenues for the nine month period was primarily driven by the reduction in the number of Company-owned stores, partially offset by accelerated revenue recognition and ad/convention fund contributions.

For the three month period ended March 24, 2019, $0.3 million in revenues were the result of accelerated revenue recognition and ad/convention fund contributions.  For the nine month period ended March 24, 2019, $1.1 million in revenues were the result of accelerated revenue recognition and ad/convention fund contributions.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise and license revenues were $1.6 million for both the three month period ended March 24, 2019 and the same period in the prior fiscal year. Pizza Inn franchise revenues increased to $5.3 million for the nine month period ended March 24, 2019 from $5.1 million for the same period of the prior fiscal year. The increase in the nine month period was primarily the result of higher comparable store retail sales.

For the three and nine month periods ended March 24, 2019, $0.0 million and $0.1 million in Pizza Inn franchise and license revenues were the result of accelerated revenue recognition.

Pie Five Franchise and License Revenues

Pie Five franchise revenues increased by $0.3 million to $1.1 million for the three month period ended March 24, 2019 compared to $0.8 million for the same period in the prior fiscal year primarily driven by accelerated revenue recognition and ad/convention fund contributions. Pie Five franchise revenues increased to $3.3 million for the nine month period ended March 24, 2019 compared to $3.2 million for the same period in the prior fiscal year primarily driven by accelerated revenue recognition, partially offset by decreased franchise royalties from a decreased franchised store count.

For the three month period ended March 24, 2019, $0.3 million in Pie Five franchise revenues were the result of accelerated revenue recognition.  For the nine month period ended March 24, 2019, $1.0 million in Pie Five franchise revenues were the result of accelerated revenue recognition and ad/convention fund contributions.

Index
Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, remained fairly constant at $0.3 million thousand for the three month periods ended March 24, 2019 and March 25, 2018. In the nine month period ended March 24, 2019, restaurant sales decreased 86.8%, or $3.5 million, to $0.5 million compared to $4.0 million for the comparable period in the prior year. The decrease in restaurant sales for the nine month period was primarily a result of decreased Company-owned store count.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor and general and administrative expenses directly related to Company-owned restaurant sales, increased by $0.1 to $0.4 million for the three month period ended March 24, 2019 compared to the same period of the prior year. For the nine month period ended March 24, 2019, total cost of sales decreased to $0.7 million from $3.4 million in the same period of the prior year. The decrease in the nine month period was primarily the result of decreased Company-owned store count.

General and Administrative Expenses - Total

Total general and administrative expenses decreased to $1.6 million and $4.6 million for the three and nine month periods ended March 24, 2019, respectively, compared to $1.7 million and $5.8 million for the three and nine month periods ended March 25, 2018, respectively. In both the three and nine month periods, the decrease was primarily the result of reduced corporate overhead.

General and Administrative Expenses – Company-Owned Restaurants

General and administrative expenses for Company-owned restaurants was relatively flat for the three month periods ended March 24, 2019 and March 25, 2018. For the nine month period ended March 24, 2019, general and administrative expenses for Company-owned restaurants decreased to $0.1 million from $0.7 million in the same period of the prior year primarily due to lower Company-owned restaurant count.

General and Administrative Expenses - Corporate

General and administrative expenses for corporate decreased to $1.5 million for the three month period ended March 24, 2019 compared to $1.7 million for the three month period ended March 25, 2018. General and administrative expenses for corporate decreased to $4.5 million for the nine month period ended March 24, 2019 compared to $5.1 million for the nine month period ended March 25, 2018. The decrease in both the three and nine month periods was primarily attributable to a reduction in the number of general and administrative employees.

Franchise Expenses - Total

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises and licenses. Franchise expenses increased to $0.9 million for the three month period ended March 24, 2019 compared to $0.6 million for the three month period ended March 25, 2018, primarily related to the change in treatment of advertising fund contributions due to adoption of Topic 606. Franchise expenses increased to $2.8 million for the nine month period ended March 24, 2019 compared to $2.0 million for the nine month period ended March 25, 2018 for the same reason.

Index
Franchise Expenses – Pizza Inn

Pizza Inn franchise expenses include general and administrative expenses directly related to the continuing service of the Pizza Inn domestic and international franchises and licenses. Franchise expenses increased slightly for the three month period ended March 24, 2019 compared to the three month period ended March 25, 2018. Franchise expenses increased $0.3 million for the nine month period ended March 24, 2019 compared to the nine month period ended March 25, 2018 primarily as a result of the change in treatment of convention fund contributions due to adoption of Topic 606.

Franchise Expenses – Pie Five

Pie Five franchise expenses include general and administrative expenses directly related to the continuing service of the Pie Five domestic and international franchises. Franchise expenses increased to $0.6 million for the three month period ended March 24, 2019 compared to $0.3 million for the three month period ended March 25, 2018. Pie Five franchise expenses increased to $1.6 million in the nine month period ended March 24, 2019 compared $1.0 million in the same period of the prior year. The increase in both the three and nine month periods was primarily related to the change in treatment of advertising fund contributions due to adoption of Topic 606.

Pre-Opening Expenses

Pre-opening expenses are directly related to the number of new corporate store openings. There were no pre-opening expenses for the third quarter of fiscal 2019 or the same period of the prior year. Pre-opening expenses were also zero for the nine month period ended March 24, 2019 compared to $0.1 million for the same period of the prior year due to a reduction in openings of Company-owned restaurants.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $0.2 million for three month period ended March 24, 2019 compared to $0.1 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges were $0.4 million for the nine month period ended March 24, 2019 compared to $0.8 million for the same period of the prior fiscal year.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased $0.2 million for the three month period ended March 24, 2019 compared to the same period in the prior fiscal year. Bad debt expense decreased $0.3 million for the nine month period ended March 24, 2019 compared to the same period of the prior fiscal year.

Interest Expense

Interest expense was $26 thousand in the three month period ended March 24, 2019 and the same period of the prior fiscal year. Interest expense was $77 thousand for the nine month period ended March 24, 2019 compared to $157 thousand in the comparable period in the prior fiscal year. The decrease in interest expense during the nine month period was primarily due to a decrease in outstanding principal balance of senior convertible notes as a result of conversions during the third quarter of fiscal 2018.

Index
Provision for Income Tax

For the three months ended March 24, 2019, the Company recorded an income tax expense of $9 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the three months ended March 24, 2019, income tax expense consisted of $2 thousand in state taxes, $1 thousand in accrued foreign taxes and $6 thousand in deferred taxes.  For the nine months ended March 24, 2019, the Company recorded an income tax expense of $188 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  For the nine months ended March 24, 2019, income tax expense consisted of $22 thousand in state taxes and $166 thousand in deferred taxes.  The Company anticipates utilizing net operating loss carryforwards to offset any federal income taxes.

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

As of March 24, 2019, the Company had $5.7 million of gross deferred tax assets partially offset by a valuation allowance of $2.4 million.  The Company determined it was not necessary to further adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
Liquidity and Capital Resources

During the three and nine month periods ended March 24, 2019, our primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities increased $4.8 million to cash provided of $0.4 million for the nine month period ended March 24, 2019 compared to cash used of $4.4 million for the nine month period ended March 25, 2018. The primary drivers of increased cash flows during the nine month period ended March 24, 2019 were growth in net income and reduced paydowns of accounts payable partially offset by reduced net collections of accounts receivable.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the nine month period ended March 24, 2019 of $0.1 million was primarily attributable to $0.2 million in net proceeds from sales of assets partially offset by $0.1 million in capital expenditures for technology. This compares to cash provided by investing activities of $0.8 million during the same period in the prior fiscal year primarily attributable to $1.7 million in net proceeds from sales of assets partially offset by $0.9 million in capital expenditures related to new store openings.

          Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash provided by financing activities was $32 thousand for the nine month period ended March 24, 2019 compared to $4.1 million for the nine month period ended March 25, 2018. Cash flows from financing activities for the nine months ended March 24, 2019 were primarily attributable to at-the-market sales of common stock. Cash flows from financing activities for the nine months ended March 25, 2018 were from the sale of stock in connection with a shareholder rights offering offset by cash used towards debt repayment.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through March 24, 2019, the Company had sold an aggregate of 173,852 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended March 24, 2019.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 24, 2019, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: May 8, 2019