Form 10-K
period 2019-06-30
RAVE RESTAURANT GROUP, INC.
filed 2019-09-30
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2019.
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from _____ to _____.

Commission File Number 0-12919

RAVE RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

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

As of December 23, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $7.1 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 18, 2019, there were 15,122,877 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 10, 2019, have been incorporated by reference in Part III of this report.

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

As of June 30, 2019, we owned and operated one Pie Five Unit.  As of that date, we also had 57 franchised Pie Five Units, 194 franchised Pizza Inn restaurants and nine licensed PIE Units.  The 146 domestic franchised Pizza Inn restaurants were comprised of 87 Buffet Units, nine Delco Units and 50 Express Units.  As of June 30, 2019, there were 48 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 25%, 18%, 17% and 8%, respectively, of the total number of domestic units.

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

Pizza Inn

We franchise Buffet Units, Delco Units and Express Units under the Pizza Inn brand.  Additionally, we license PIE Units under the Pizza Inn brand.  Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese and a proprietary mix of classic pizza spices.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Buffet Units offer dine-in, carryout and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments near offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.

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

Traditional Pie Five restaurants typically occupy leased, in-line or end-cap space of between 1,800 and 2,400 square feet in retail strip or multi-unit retail space.  With seating for 65 to 85 customers in most units, and patio seating where available, Pie Five restaurants primarily serve lunch and dinner to families, adults and kids of all ages.  During fiscal 2018, an alternative prototype Pie Five was developed to minimize retail space needs with only 1,400 square feet and seating for 20 to 25 customers.  Pie Five restaurants typically are in high traffic, high visibility urban or suburban sites in mid to large-size metropolitan areas.  Sales are predominantly on-premise though carry out and delivery are offered as well. The majority of Pie Five restaurants also sell salads, calzones, and desserts. Due to the relatively compact footprint of the restaurants, and other operating advantages, we believe Pie Five is also well suited for non-traditional locations such as airports.

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics using a third party customer and site selection tool, as well as a proprietary evaluation process.  We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees.  We also plan to seek new domestic licensees for PIE kiosks.  We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2020, particularly in the Middle East.

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

In fiscal 2020, we intend to continue developing franchised Pie Five Units domestically and internationally.  As of June 30, 2019, we had 57 franchised units open.  The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, restaurant operators.  In addition, we intend to take the brand into international markets, starting with Panama.

Domestic Franchise Operations

Franchise and development agreements. We discontinued offering new Delco Unit franchises during fiscal 2014.  Our current standard forms of franchise agreements provide for the following basic terms:

	Pizza Inn
	Hometown Buffet Unit	Neighborhood Buffet Unit	Express Unit	Pie Five Unit
Development fee per unit	$-	$-	$-	$5,000
Franchise fee per unit	$30,000	$15,000	$5,000	$20,000
Initial franchise term	20 years	10 years	5 years	10 years
Renewal period	10 years	5 years	5 years	5 years
Royalty rate % of sales	4%	5%	5%	6%
National ad fund % of sales	1%	1%	2%	2%
Required total ad spending % of sales	5%	5%	2%	5%

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

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn and Pie Five brands.  All franchisees are required to operate their restaurants in compliance with these written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs.  Our efforts to maintain consistent operations may result, from time to time, in the closing of certain restaurants that have not achieved and maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

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

Company-Owned Restaurant Operations

As of June 30, 2019, we operated one Pie Five Unit in the Dallas/Fort Worth metropolitan area. We do not presently intend to open or operate additional Company-owned restaurants during fiscal 2020.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s.  As of June 30, 2019, there were 48 Pizza Inn restaurants operating internationally. Except for two restaurants in Honduras, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.  We expect the first international franchised Pie Five Unit to open in fiscal 2020 in Panama.

Food and Supply Distribution

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies.    The discontinuation of the Norco food and supply distribution entity was a strategic shift for the Company, releasing the Company from the credit risk, overhead expense, and delivery responsibilities of directly supplying franchised restaurants and PIE kiosks.  As a result of the revised arrangements, franchisees and licensees began purchasing food and supplies directly from authorized, reputable and experienced supply and distribution companies.  As a result, we no longer receive revenue from the sale of food, equipment and supplies.

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

Marketing and Advertising

By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share.  We offer or facilitate several ways for the brand image and message to be promoted at the local and regional levels.

The Pizza Inn Advertising Plan Cooperative (“PIAP Cooperative”) is a cooperative association that is responsible for creating and producing various marketing programs and materials, which may include print and digital advertisements, direct mail materials, social media and e-mail marketing, television and radio commercials, in-store promotional materials, and related marketing and public relations services.  Each operator of a domestic Buffet Unit or Delco Unit is entitled to membership in PIAP Cooperative.  Nearly all of our existing Pizza Inn franchise agreements for Buffet Units and Delco Units require the franchisees to become members of PIAP Cooperative.  Members contribute 1% of their sales to PIAP Cooperative.  PIAP Cooperative is managed by a board of trustees comprised of franchisee representatives who are elected by the members each year.  We do not have any ownership interest in PIAP Cooperative.  We provide certain administrative, marketing and other services to PIAP Cooperative and are paid by PIAP Cooperative for such services.  As of June 30, 2019, substantially all of our domestic Buffet Unit and Delco Unit franchisees were members of PIAP Cooperative.  Operators of Express Units do not participate in PIAP Cooperative.  However, they contribute directly to a Pizza Inn Express Fund (“PIEF”) to help fund purchases of Express Unit marketing materials and similar expenditures. International franchisees and PIE Unit licensees do not participate in the PIAP Cooperative or the PIEF.

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

Government Regulation

We and our franchisees are subject to various federal, state and local laws affecting the operation of our restaurants.  Each restaurant is subject to licensing and regulation by several governmental authorities, which include health, safety, sanitation, wage and hour, alcoholic beverage, building and fire agencies in the state and municipality in which the restaurant is located.  Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant or require the temporary or permanent closing of an existing restaurant in a particular area.

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

Employees

As of June 30, 2019, we had 45 employees, including 33 in our corporate office and two full-time and 10 part-time employees at the Company-owned restaurant.  None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains, including chains executing a “take and bake” concept.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  In recent years, several competitors have developed fast-casual pizza concepts that compete with Pie Five in certain metropolitan areas.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

As of June 30, 2019, the Company also operated one Pie Five Unit from a leased location.  The operating lease covers 2,400 square feet and has an initial term of ten years at a base rental rate of $40.00 per square foot in the first five years and $44.00 per square foot in the last five years.  The lease contains provisions permitting renewal for an additional term of five years.

As of June 30, 2019, the Company had contingent and direct lease obligations for 18 additional locations.  Two of the lease obligations have been subleased, 11 of the lease obligations have been assigned to franchisees, and five of the lease obligations are direct lease obligations for non-operating locations.  These leased properties range in size from 2,021 to 2,850 square feet, have annual rental rates ranging from approximately $28.00 to $44.00 per square foot and expire between 2022 and 2028.  The Company has settled one of the non-operating leases and is currently pursuing alternatives for subleasing or terminating the remaining four non-operating unexpired leases.

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

As of September 12, 2019, there were approximately 1,984 stockholders of record of the Company's common stock.

The Company had no sales of unregistered securities during fiscal 2019 or 2018.

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

	High	Low
Fiscal 2019:
Fourth Quarter Ended 6/30/2019	$3.60	$1.05
Third Quarter Ended 3/24/2019	2.05	0.64
Second Quarter Ended 12/23/2018	1.74	0.91
First Quarter Ended 9/23/2018	1.60	1.20

Fiscal 2018:
Fourth Quarter Ended 6/24/2018	$1.50	$1.09
Third Quarter Ended 3/25/2018	2.33	1.20
Second Quarter Ended 12/24/2017	1.95	1.36
First Quarter Ended 9/24/2017	2.31	1.27

The Company did not pay any dividends on its common stock during the fiscal years ended June 30, 2019 or June 24, 2018.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal year ended June 30, 2019.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).   Subsequent to June 30, 2019, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans¹
Stock option compensation plans approved by security holders	216,550	$4.82	2,693,055

Stock option compensation plans not approved by security holders	-	-	-

Total	216,550	$4.82	2,693,055

[1]
Securities remaining available for future issuance are net of a maximum of 232,659 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note H to the audited consolidated financial statements included in this report.

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

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express kiosks (“PIE Units”) under the trademark “Pizza Inn”.  We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.  At June 30, 2019, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

Fiscal Year Ended June 30, 2019
(in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	155	$90,135	57	$40,681	212	$130,816
Company-Owned	-	-	1	887	1	887
Total Domestic Units	155	$90,135	58	$41,568	213	$131,703

International Franchised	48		-		48

The domestic units were located in 21 states predominately situated in the southern half of the United States.  The international restaurants were located in seven foreign countries.

The following table summarizes domestic comparable store retail sales for the Company.

	53 Weeks Ended
	June 30, 2019	July 1, 2018
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$85,504	$83,330
Pie Five Domestic Comparable Store Retail Sales	33,866	35,408
Total Rave Comparable Store Retail Sales	$119,370	$118,738

Basic net income per common share decreased $0.19 to a net loss of $0.05 per share for fiscal 2019 compared to net income of $0.14 per share in the prior fiscal year.  Net income decreased $2.7 million to a net loss of $0.8 million for fiscal 2019 compared to net income of $1.9 million for the prior fiscal year on revenues of $12.3 million for fiscal 2019 as compared to $15.1 million in fiscal 2018.

Diluted net income per common share decreased $0.18 to a net loss of $0.05 per share for fiscal 2019 compared to net income of $0.13 per share in the prior fiscal year.

Adjusted EBITDA for the fiscal year ended June 30, 2019, improved to $1.2 million compared to $0.6 million for the comparable period of the prior fiscal year.  The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
Net income / (loss)	$(750)	$1,912
Interest expense	104	183
Income taxes	(51)	(3,322)
Income taxes - discontinued ops	-	(60)
Depreciation and amortization	466	874
EBITDA	$(231)	$(413)
Stock compensation expense	36	115
Pre-opening costs	-	114
(Gain) / loss on sale/disposal of assets	(551)	(144)
Impairment of long-lived assets and other lease charges	1,664	894
Discontinued operations, excluding taxes	-	422
Closed and non-operating store costs	238	(369)
Adjusted EBITDA	$1,156	$619

Results of operations for the fiscal years 2019 and 2018 included 53 weeks and 52 weeks, respectively.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic restaurants that management believes are useful in evaluating performance.

	53 Weeks Ended
	June 30, 2019	July 1, 2018
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$82,950	$81,725
Delco/Express Units - Franchised	6,981	6,812
PIE Units - Licensed	204	26
Total Domestic Retail Sales	$90,135	$88,563

Pizza Inn Comparable Store Retail Sales - Total Domestic	85,504	83,330

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	88	90
Delco/Express Units - Franchised	60	65
PIE Units - Licensed	6	-
Total Domestic Units	154	155

Pizza Inn total domestic retail sales increased $1.6 million, or 1.8% compared to the prior year.  The increase in domestic retail sales was primarily due to an increase in domestic comparable store retail sales.  Pizza Inn domestic comparable store retail sales increased by 2.6%.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 30, 2019:

	Fiscal Year Ended June 30, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	90	4	-	7	87
Delco/Express Units - Franchised	60	2	-	3	59
PIE Units - Licensed	3	6	-	-	9
Total Domestic Units	153	12	-	10	155

International Units (all types)	58	2	-	12	48

Total Units	211	14	-	22	203

The net increase of two domestic units is primarily due to new PIE units partially offset by modest declines in Buffet and Delco units.  The net decrease of ten international Pizza Inn units is due to closure of underperforming units in the Middle East. We believe that this represents a stabilizing of international unit count.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	53 Weeks Ended
	June 30, 2019	July 1, 2018
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$40,681	$44,407
Domestic Units - Company-owned	887	4,254
Total Domestic Retail Sales	$41,568	$48,661

Pie Five Comparable Store Retail Sales - Total	33,866	35,408

Pie Five Average Units Open in Period
Domestic Units - Franchised	65	74
Domestic Units - Company-owned	2	7
Total Domestic Units	67	81

Pie Five total domestic retail sales decreased $7.1 million, or 14.6%, compared to the prior year.  Average units open in the period decreased to 67 from 81 the prior year.  Comparable store retail sales decreased by 4.4% during fiscal 2019 compared to the prior year.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 30, 2019:

	Fiscal Year Ended June 30, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	72	6	-	21	57
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	73	6	-	21	58

The net decrease of 15 Pie Five units during fiscal 2019 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth.  We believe that this trend of net store closures will moderate and then reverse in future periods. One franchised Pie Five unit was acquired by the Company during fiscal 2019 but was refranchised by the end of the fiscal year.

Pie Five - Company-Owned Restaurants	Fiscal Year Ended
(in thousands, except store weeks and average data)	June 30,	June 24,
	2019	2018
Store weeks (excluding partial weeks)	79	358
Average weekly sales	11,253	11,707
Average number of units	2	7

Restaurant sales (excluding partial weeks)	887	4,191
Restaurant sales	887	4,254

Loss from continuing operations before taxes	(2,001)	(1,763)
Allocated marketing and advertising expenses	44	214
Depreciation/amortization expense	123	459
Pre-opening costs	-	114
Operations management and extraordinary expenses	-	96
Impairment, other lease charges and non-operating store costs	1,135	526
Restaurant operating cash flow	(699)	(354)

Total retail sales of Company-owned Pie Five restaurants decreased $3.4 million, or 79.1%, to $0.9 million for fiscal 2019 compared to $4.3 million for fiscal 2018 primarily as a result of decreased store count.  Average weekly sales for Company-owned Pie Five restaurants also decreased $454, or 3.9%, to $11,253 for the fiscal year ended June 30, 2019 compared to $11,707 for the prior year.  The decrease in average weekly sales was primarily attributable to a similar decline in comparable store retail sales.

Loss from continuing operations before taxes for Company-owned Pie Five stores increased $0.2 million for the fiscal year ended June 30, 2019 compared to the same period of the prior year primarily as a result of increased impairment of long-lived assets and other lease charges.  Similarly, operating cash flow from Company-owned Pie Five restaurants declined by $0.3 million to $0.7 million cash used in fiscal 2019 compared to $0.4 million cash used in fiscal 2018.

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

Fiscal years 2019 and 2018 included 53 weeks and 52 weeks, respectively.  In order to reflect comparable 53 week periods, the first week of fiscal 2019 has been included in both periods in the presentation of retail sales, average units open and comparable store retail sales.

Financial Results

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018	June 30, 2019	June 24, 2018
REVENUES:
Franchise and license revenues	$7,192	$6,892	$4,191	$3,970	$-	$-	$-	$-	$11,383	$10,862
Restaurant sales	-	-	-	-	889	4,254	-	-	889	4,254
Interest income and other	-	-	1	-	(2)	-	48	4	47	4
Total revenues	7,192	6,892	4,192	3,970	887	4,254	48	4	12,319	15,120

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	1,120	3,654	-	-	1,120	3,654
General and administrative expenses	-	-	-	-	196	772	5,078	6,825	5,274	7,597
Franchise expenses	1,680	1,298	2,098	1,347	-	-	-	-	3,778	2,645
Pre-opening expenses	-	-	-	-	-	114	-	-	-	114
(Gain)/loss on sale of assets	-	-	-	-	-	-	(551)	(144)	(551)	(144)
Impairment of long-lived assets
and other lease charges	-	-	-	-	1,449	894	215	-	1,664	894
Bad debt	-	-	-	-	-	124	1,265	227	1,265	351
Interest expense	-	-	-	-	-	-	104	183	104	183
Amortization and depreciation expense	-	-	-	-	123	459	343	415	466	874
Total costs and expenses	1,680	1,298	2,098	1,347	2,888	6,017	6,454	7,506	13,120	16,168

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$5,512	$5,594	$2,094	$2,623	$(2,001)	$(1,763)	$(6,406)	$(7,502)	$(801)	$(1,048)

Revenues:

Revenues are derived from (1) franchise royalties, franchise fees and supplier incentives, (2) sales by Company-owned restaurants, and (3) interest income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.  Total revenues for fiscal 2019 and fiscal 2018 were $12.3 million and $15.1 million, respectively.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise revenues increased by $0.3 million to $7.2 million in fiscal 2019 compared to $6.9 million in fiscal 2018. The 4.4% increase was primarily the result of increased retail sales, largely attributable to domestic comparable stores.

Pie Five Franchise and License Revenues

Pie Five franchise revenues increased by $0.2 million to $4.2 million for fiscal 2019 compared to $4.0 million for fiscal 2018. The 5.6% increase was primarily driven by accelerated revenue recognition of fees attributable to defaulted area developments and closed stores and contributions to advertising and convention funds by franchisees and suppliers partially offset by decreased franchise royalties from decreased franchised store count.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 79.1%, or $3.4 million, to $0.9 million for fiscal 2019 compared to $4.3 million for fiscal 2018.  The decrease in restaurant sales was primarily a result of decreased Company-owned store count.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs and labor directly related to Company-owned restaurant sales. These costs decreased 69.3%, or $2.5 million, to $1.1 million for fiscal 2019 compared to fiscal 2018.  The decrease was primarily the result of decreased Company-owned store count.

General and Administrative Expenses

Total general and administrative expenses decreased $2.3 million to $5.3 million for fiscal 2019 compared to $7.6 million for the prior fiscal year. General and administrative expenses for Company-owned restaurants decreased $0.6 million to $0.2 million for fiscal 2019 compared to $0.8 million for the prior fiscal year primarily as a result of lower store count.  General and administrative expenses for corporate decreased $1.8 million to $5.0 million for fiscal 2019 compared to $6.8 million for the prior year primarily as a result of reduced general and administrative employees.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  Total franchise expenses increased $1.1 million to $3.8 million in fiscal 2019 from $2.6 million in the prior fiscal year. Pizza Inn franchise expenses increased $0.4 million to $1.7 million in fiscal 2019 compared to $1.3 million in the prior fiscal year primarily as a result of the change in treatment of convention fund contributions due to adoption of Topic 606.  Pie Five franchise expenses increased by $0.8 million to $2.1 million in fiscal 2019 compared to $1.3 million in the prior fiscal year primarily as a result of the change in treatment of advertising fund contributions due to adoption of Topic 606.

Pre-Opening Expense

Pre-opening expenses are directly related to the number of new corporate store openings. There were no pre-opening expenses for fiscal 2019 compared to $0.1 million in fiscal 2018. The decrease was due to a reduction in openings of Company-owned restaurants.

(Gain)/Loss on sale of assets

The Company’s (gain) / loss on sale of assets reflects the net difference between the sale price of assets and the net carrying value of the assets at the time of sale.  (Gain) / loss on sale of assets improved to a gain of $0.6 million in fiscal 2019 compared to a gain of $0.1 million in the prior year due to the sale of two Pie Five units that we acquired at no cost basis.

Impairment Expenses

Impairment of long-lived assets and other lease charges were $1.7 million for fiscal 2019 compared to $0.9 million for fiscal 2018. Impairment of long-lived assets and other lease charges among Company-owned restaurants of $1.4 million consisted primarily of impairments of leasehold improvements and equipment and lease charges for closed stores.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased by $0.9 million to $1.3 million in fiscal 2019 compared to $0.4 million in fiscal 2018 related to uncollectible domestic and international accounts receivable.

Interest Expense

Interest expense decreased $0.1 million for fiscal 2019 to $0.1 million compared to $0.2 million in the prior year due to a decrease in outstanding principal balance of senior convertible notes as a result of conversions during the third quarter of fiscal 2018.

Amortization and Depreciation Expense

Amortization and depreciation expense decreased $0.4 million to $0.5 million in fiscal 2019 compared to $0.9 million in fiscal 2018 primarily as a result of lower depreciation attributable to fewer Company-owned restaurants.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company has assessed whether the valuation allowance should be maintained against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined it was appropriate to maintain the existing valuation allowance against the Company's deferred tax assets.

Income tax benefit of $0.1 million for fiscal 2019 represents $0.1 million in state and foreign tax expense and a $0.2 million benefit on other deferred taxes. At the end of tax year ended June 30, 2019, the Company had net operating loss carryforwards totaling $23.9 million that are available to reduce future taxable income and will begin to expire in 2032.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital.  Cash provided by operations was $0.7 million in fiscal 2019 compared to cash used of $3.9 million in fiscal year 2018.

Cash flows from investing activities reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets.  Cash provided by investing activities during fiscal 2019 of $0.1 million was primarily attributable to sales of assets of Company-owned Pie Five restaurants including notes receivable issued for fixed asset sales partially offset by capital expenditures for computers and other miscellaneous assets.  This compares to cash provided by investing activities of $0.7 million during the fiscal 2018 primarily attributable to sales of assets of closed Company-owned Pie Five restaurants partially offset by capital expenditures for a new Pie Five unit, computers and other miscellaneous assets.

Cash flows from financing activities generally reflect changes in the Company's borrowings and securities activity during the period.  Net cash provided by financing activities was $0.1 million and $4.1 million for the fiscal years ended June 30, 2019 and  June 24, 2018, respectively.  Cash flows from financing activities for fiscal 2019 were primarily the result of sales of stock in an at-the-market offering. Cash flows from financing activities for fiscal 2018 were primarily the result of the sale of stock in connection with a shareholder rights offering that closed in September 2017, plus stock sales in the at-the-market offering, partially offset by the repayment of a $1.0 million short-term promissory note.

 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 30, 2019, the Company had sold an aggregate of 191,478 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

Noteholders may convert their notes to common stock as of the 15th day of any calendar month, unless the Company sooner elects to redeem the notes.  The conversion price is $2.00 per share of common stock.  Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The Company determined that the Notes contained a beneficial conversion feature of $0.1 million since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued.  The beneficial conversion feature and the issuance costs of the notes aggregated $0.2 million and were considered a debt discount and are accreted into interest expense using the effective interest method over the debt maturity period.

During fiscal 2019, $4 thousand in par value of the Notes were converted to common shares.  At the end of fiscal 2019, $1.7 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand, operating cash flow and sales of securities.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2020 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2019, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million primarily related to the carrying value of one Pie Five unit. The Company also had lease charges related to closed units of $0.9 million.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent losses. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 30, 2019 and June 24, 2018, the Company had no uncertain tax positions.

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

Accounting Standards Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”), which supersedes nearly all existing revenue recognition guidance under GAAP, including industry-specific requirements, and provides companies with a single framework for recognizing revenue from contracts with customers. This update and subsequently issued amendments require companies to recognize revenue at amounts that reflect the consideration to which the companies expect to be entitled in exchange for those goods or services at the time of transfer. Topic 606 requires that we assess contracts to determine each separate and distinct performance obligation. If a contract has multiple performance obligations, we allocate the transaction price using our best estimate of the standalone selling price to each distinct good or service in the contract.

The Company adopted Topic 606 using the modified retrospective transition method effective June 25, 2018. Results for reporting periods beginning June 25, 2018 and after are presented in accordance with Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition.

A cumulative effect opening adjustment of $1.6 million was recorded as a reduction to retained earnings as of June 25, 2018 to reflect the impact of adopting Topic 606. A tax adjustment of $0.4 million was recorded as an increase to retained earnings as of March 25, 2019 to reflect the impact of adopting Topic 606. The impact of applying Topic 606 for the fiscal year ended June 30, 2019 was an increase in revenues of $1.4 million and an increase in pre-tax income of $0.5 million.

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

The following chart presents the specific line items impacted by the cumulative adjustment to opening retained earnings:

(In thousands, except share amounts)	As Reported June 24, 2018	Total Adjustment	Adjusted Balance Sheet June 25, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$-	$1,386
Accounts receivable, less allowance for bad debts of $158	1,518	-	1,518
Other receivable	300	-	300
Notes receivable	712	-	712
Inventories	6	-	6
Income tax receivable	5	-	5
Property held for sale	539	-	539
Deferred contract charges	-	10	10
Prepaid expenses and other	273	-	273
Total current assets	4,739	10	4,749

LONG-TERM ASSETS
Property, plant and equipment, net	1,510	-	1,510
Intangible assets definite-lived, net	212	-	212
Long-term notes receivable	803	-	803
Deferred tax asset, net	3,479	-	3,479
Long term deferred contract charges	-	182	182
Deposits and other	243	-	243
Total assets	$10,986	$192	$11,178

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$421	$-	$421
Accounts payable - lease termination impairments	353	-	353
Accrued expenses	1,109	(4)	1,105
Deferred rent	32	-	32
Deferred revenues	65	243	308
Total current liabilities	1,980	239	2,219

LONG-TERM LIABILITIES
Convertible notes	1,562	-	1,562
Deferred rent, net of current portion	433	-	433
Deferred revenues, net of current portion	670	1,575	2,245
Other long-term liabilities	42	-	42
Total liabilities	4,687	1,814	6,501

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,166,674 shares outstanding 15,047,470 shares	222	-	222
Additional paid-in capital	33,206	-	33,206
Accumulated deficit	(2,493)	(1,622)	(4,115)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders' equity	6,299	(1,622)	4,677

Total liabilities and shareholders' equity	$10,986	$192	$11,178

The following charts present the specific line items impacted by the application of Topic 606 in fiscal 2019.

(In thousands, except share amounts)	As Reported June 30, 2019	Total Adjustment	Balance Sheet Without Adoption of Topic 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,264	$-	$2,264
Accounts receivable, less allowance for bad debts of $209	1,191	-	1,191
Other receivable	-	-	-
Notes receivable, less allowance of bad debt of $916	389	-	389
Inventories	7	-	7
Income tax receivable	4	-	4
Property held for sale	231	-	231
Deferred contract charges	38	(38)	-
Prepaid expenses and other	346	-	346
Total current assets	4,470	(38)	4,432

LONG-TERM ASSETS
Property, plant and equipment, net	500	-	500
Intangible assets definite-lived, net	196	-	196
Long-term notes receivable	735	-	735
Deferred tax asset, net	4,060	-	4,060
Long term deferred contract charges	232	(232)	-
Deposits and other	233	-	233
Total assets	$10,426	$(270)	$10,156

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$400	$-	$400
Accounts payable - lease termination impairments	832	-	832
Accrued expenses	834	4	838
Deferred rent	37	-	37
Deferred revenues	275	(275)	-
Total current liabilities	2,378	(271)	2,107

LONG-TERM LIABILITIES
Convertible notes	1,584	-	1,584
Deferred rent, net of current portion	397	-	397
Deferred revenues, net of current portion	1,561	(1,124)	437
Other long-term liabilities	72	-	72
Total liabilities	5,992	(1,395)	4,597

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,208,141 outstanding 15,090,837	222	-	222
Additional paid-in capital	33,327	-	33,327
Accumulated deficit	(4,483)	1,125	(3,358)
Treasury stock at cost
Shares in treasury: 7,117,304	(24,632)	-	(24,632)
Total shareholders' equity	4,434	1,125	5,559

Total liabilities and shareholders' equity	$10,426	$(270)	$10,156

	As Reported Fiscal Year Ended June 30, 2019	Total Adjustments	Income Statement Without Adoption of Topic 606

REVENUES:	$12,319	$(1,398)	$10,921

COSTS AND EXPENSES:
Cost of sales	1,120	-	1,120
General and administrative expenses	5,274	-	5,274
Franchise expenses	3,778	(901)	2,877
Gain on sale of assets	(551)	-	(551)
Impairment of long-lived assets and other lease charges	1,664	-	1,664
Bad debt	1,265	-	1,265
Interest expense	104	-	104
Depreciation and amortization expense	466	-	466
Total costs and expenses	13,120	(901)	12,219

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(801)	(497)	(1,298)
Income tax benefit	(51)	-	(51)
LOSS FROM CONTINUING OPERATIONS	(750)	(497)	(1,247)

Loss from discontinued operations, net of taxes	-	-	-
NET LOSS	$(750)	$(497)	$(1,247)

INCOME PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.05)	$(0.03)	$(0.08)
Loss from discontinued operations	-	-	-
Net loss	$(0.05)	$(0.03)	$(0.08)

INCOME PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.05)	$(0.03)	$(0.08)
Loss from discontinued operations	-	-	-
Net loss	$(0.05)	$(0.03)	$(0.08)

Weighted average common shares outstanding - basic	15,070	15,070	15,070

Weighted average common and potential dilutive common shares outstanding	15,070	15,070	15,070

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The new lease standard is effective for public companies for fiscal years, (including interim periods therein), beginning after December 15, 2018. Application of ASU 2016-02 will be required beginning in the first quarter of our fiscal 2020. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes this will have a material impact on the financial statements as it relates to its corporate office lease and various lease obligations for store locations.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

ITEM 9B.	OTHER INFORMATION.

On September 26, 2019, the board of directors of the Company appointed Mark E. Schwarz to serve as the Company’s principal financial officer on an interim basis.  Mr. Schwarz, age 59, has served as a director and the Chairman of the Board of the Company since 2004.  Mr. Schwarz is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), a private investment management firm he founded in 1993.  NCM is the general partner of Newcastle Partners, L.P., which is the largest shareholder of the Company.  Mr. Schwarz is Chairman of the boards of directors of Hallmark Financial Services, Inc., a specialty property and casualty insurance company, and Wilhelmina International, Inc., a model management and talent representation company.  Within the past five years, he has also served as a director of SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications.  He also serves as a director of various privately held companies.

Mr. Schwarz will serve as principal financial officer of the Company at the will of the board of directors pending the appointment of a permanent replacement.  He will not receive any fixed compensation from the Company for his service as principal financial officer.  However, the board of directors may award him a discretionary bonus at the conclusion of his tenure.  Mr. Schwarz has no family relationship with any other director or other executive officer of the Company.  There are no transactions in which Mr. Schwarz has an interest requiring disclosure under Item 404(a) of Regulation S-K.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

2.	Any financial statement schedule filed as part of this report is listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

3.	Exhibits:

	3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

	3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

	4.1	Indenture for 4% Convertible Senior Notes due 2022 (filed as Exhibit 4.1 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

	4.2	Pledge Agreement (filed as Exhibit 4.2 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

4.3
Supplemental Indenture Number 1 dated as of October 31, 2017, between Rave Restaurant Group, Inc. and Securities Transfer Corporation (filed as Exhibit 4.1 to Form 8-K filed November 9, 2017 and incorporated herein by reference).

	10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

	10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 27, 2015 and incorporated herein by reference).*

	10.4	Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc.

	10.5	First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc.

	10.6	At Market Issuance Sales Agreement between the Company and B. Riley FBR, Inc. (filed as Exhibit 1.01 to Form 8-K filed December 5, 2017).*

	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

	32.1	Section 1350 Certification of Principal Executive Officer.

	32.2	Section 1350 Certification of Principal Financial Officer.

	101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 30, 2019	By: /s/ Robert W. Bafundo
Robert W. Bafundo
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Robert W. Bafundo	September 30, 2019
Robert W. Bafundo
President (Principal Executive Officer)

/s/Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board (Principal Financial Officer)	September 30, 2019

/s/Ramon D. Phillips
Ramon D. Phillips
Director and Vice Chairman of the Board	September 30, 2019

/s/ Brian T. Bares
Brian T. Bares
Director	September 30, 2019

/s/Robert B. Page
Robert B. Page
Director	September 30, 2019

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 30, 2019

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 30, 2019

RAVE RESTAURANT GROUP, INC.

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. (the Company) as of June 30, 2019 and June 24, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 24, 2018, and the results of its operations and its cash flows for each of the years in the fiscal years ended June 30, 2019 and June 24, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2010.

/s/ Baker Tilly Virchow Krause, LLP
Plano, Texas
September 30, 2019

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2019	June 24, 2018

REVENUES:	$12,319	$15,120

COSTS AND EXPENSES:
Cost of sales	1,120	3,654
General and administrative expenses	5,274	7,597
Franchise expenses	3,778	2,645
Pre-opening expenses	-	114
Loss/(gain) on sale of assets	(551)	(144)
Impairment of long-lived assets and other lease charges	1,664	894
Bad debt	1,265	351
Interest expense	104	183
Depreciation and amortization expense	466	874
Total costs and expenses	13,120	16,168

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(801)	(1,048)
Income tax benefit	(51)	(3,322)
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(750)	2,274

Loss from discontinued operations, net of taxes	-	(362)
NET INCOME / (LOSS)	$(750)	$1,912

INCOME / (LOSS) PER SHARE OF COMMON STOCK - BASIC:
Income / (loss) from continuing operations	$(0.05)	$0.17
Loss from discontinued operations	-	(0.03)
Net income / (loss)	$(0.05)	$0.14

INCOME / (LOSS) PER SHARE OF COMMON STOCK - DILUTED:

Income / (loss) from continuing operations	$(0.05)	$0.16
Loss from discontinued operations	-	(0.03)
Net income / (loss)	$(0.05)	$0.13

Weighted average common shares outstanding - basic	15,070	13,854

Weighted average common and potential dilutive common shares outstanding	15,070	14,983

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2019	June 24, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,264	$1,386
Accounts receivable, less allowance for bad debts of $209 and $158, respectively	1,191	1,518
Other receivable	-	300
Notes receivable, less allowance of bad debt of $916 and $0, respectively	389	712
Inventories	7	6
Income tax receivable	4	5
Property held for sale	231	539
Deferred contract charges	38	-
Prepaid expenses and other	346	273
Total current assets	4,470	4,739

LONG-TERM ASSETS
Property, plant and equipment, net	500	1,510
Intangible assets definite-lived, net	196	212
Long-term notes receivable	735	803
Deferred tax asset, net	4,060	3,479
Long-term deferred contract charges	232	-
Deposits and other	233	243
Total assets	$10,426	$10,986

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$400	$421
Accounts payable - lease termination impairments	832	353
Accrued expenses	834	1,109
Deferred rent	37	32
Deferred revenues	275	65
Total current liabilities	2,378	1,980

LONG-TERM LIABILITIES
Convertible notes	1,584	1,562
Deferred rent, net of current portion	397	433
Deferred revenues, net of current portion	1,561	670
Other long-term liabilities	72	42
Total liabilities	5,992	4,687

COMMITMENTS AND CONTINGENCIES (SEE NOTE J)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,208,141 and 22,166,674 shares, respectively; outstanding 15,090,837 and 15,047,470 shares, respectively	222	222
Additional paid-in capital	33,327	33,206
Accumulated deficit	(4,483)	(2,493)
Treasury stock at cost
Shares in treasury: 7,117,304 and 7,119,204, respectively	(24,632)	(24,636)
Total shareholders' equity	4,434	6,299

Total liabilities and shareholders' equity	$10,426	$10,986

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total

	Shares	Amount			Shares	Amount

BALANCE, JUNE 25, 2017	10,667	$178	$26,784	$(4,405)	(7,119)	$(24,636)	$(2,079)

Stock compensation expense	-	-	115	-	-	-	115
Conversion of senior notes, net	614	6	1,308	-	-	-	1,314
Sale of shares	3,766	38	5,140	-	-	-	5,178
Equity issue costs - Sr conv notes	-	-	(92)				(92)
Equity issue costs - ATM offering	-	-	(49)	-	-	-	(49)
Net income	-	-	-	1,912		-	1,912

BALANCE, JUNE 24, 2018	15,047	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 cumulative opening adjustment	-	-	-	(1,622)	-	-	(1,622)
ASC 606 Q4 tax adjustment	-	-	-	382	-	-	382
Stock compensation expense	-	-	36	-	-	-	36
Conversion of senior notes, net	-	-	-	-	2	4	4
Issuance of common stock	44	-	88	-	-	-	88
Equity issue costs - ATM Offering	-	-	(3)	-	-	-	(3)
Net loss	-	-	-	(750)	-	-	(750)

BALANCE, JUNE 30, 2019	15,091	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30, 2019	June 24, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(750)	$1,912
Adjustments to reconcile net income/(loss) to cash provided by (used in) operating activities:
Impairment of fixed assets and other assets	1,664	894
Stock compensation expense	36	115
Depreciation and amortization	423	835
Amortization of intangible assets definite-lived	43	39
Amortization of debt issue costs	22	35
Gain on the sale of assets	(551)	(144)
Provision for bad debt (accounts receivable)	349	351
Provision for bad debt (notes receivable)	916	-
Deferred tax benefit	(198)	(3,479)
Changes in operating assets and liabilities:
Accounts receivable	226	908
Operating notes receivable	50	-
Inventories	(1)	73
Prepaid expenses, deposits and other, net	(446)	25
Deferred contract charges	(270)	-
Deferred revenue	(139)	(767)
Accounts payable - trade	(21)	(4,241)
Accounts payable - lease termination impairments	(418)	-
Accrued expenses, deferred rent and other	(276)	(458)
Cash provided by (used in) operating activities	659	(3,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable issued for fixed asset sales	201	-
Proceeds from sale of assets	11	1,789
Capital expenditures	(81)	(1,081)
Cash provided by investing activities	131	708

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	88	5,129
Net change in other debt	-	(1,000)
Cash provided by financing activities	88	4,129

Net increase in cash and cash equivalents	878	935
Cash and cash equivalents, beginning of period	1,386	451
Cash and cash equivalents, end of period	$2,264	$1,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$72	$187
Income taxes	$168	$64

Non-cash activities:
Conversion of note to common shares	$4	$1,314
Notes receivable issued for sales of fixed assets	$654	$-
Capital expenditures included in accounts payable	$-	$49

See accompanying Notes to Consolidated Financial Statements.

Index
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

As of June 30, 2019, we owned and operated one Pie Five restaurant (“Pie Five Units”).  As of that date, we also had 57 franchised Pie Five Units, 194 franchised Pizza Inn restaurants, and nine licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 146 domestic franchised Pizza Inn restaurants were comprised of 87 pizza buffet restaurants (“Buffet Units”), nine delivery/carry-out restaurants (“Delco Units”), and 50 express restaurants (“Express Units”).  As of June 30, 2019, there were 48 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 25%, 18%, 17% and 8%, respectively, of the total number of domestic units.

Principles of Consolidation:

The consolidated financial statements include the accounts of Rave Restaurant Group, Inc. and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Restricted cash of $0.2 million at June 30, 2019 and June 24, 2018 is omitted from cash and cash equivalents and is included in other long term assets.  The restricted cash is held in an interest-bearing money market account and is restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s.

Index
Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  At June 30, 2019 and June 24, 2018, and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits.  We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of structured Company-financed sales of assets.  At June 30, 2019 and June 24, 2018, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with five franchisees on notes receivables with both short and long term maturities.  As of June 30, 2019, the Company had one short term note receivable with one franchisee with a balloon payment of $0.2 million due during the third quarter of fiscal 2020.  At June 30, 2019, the Company had two additional notes receivable with one franchisee totaling $0.9 million with an allowance reserve of $0.9 million. In addition, the Company had five notes receivable with four franchisees totaling $0.9 million. Each of the financed asset sales was executed with a 4.0-5.0% stated interest rate, principal and interest payments due monthly and a balloon payment due after 24 months.

Inventories:

Inventory consists primarily of food, paper products and supplies stored in and used by Company restaurants and was stated at lower of first-in, first-out (“FIFO”) or market.

Closed Restaurants and Discontinued Operations:

In April, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which modifies the definition of discontinued operations to include only disposals of an entity that represent strategic shifts that have or will have a major effect on an entity’s operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  The standard was effective prospectively for annual and interim periods beginning after December 15, 2014, with early adoption permitted.  This pronouncement did not have a material impact on our consolidated financial statements.

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

Index
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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2019, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.8 million primarily related to the carrying value of one Pie Five unit. The Company also had lease charges related to closed units of $0.9 million.

Accounts Receivable:

Accounts receivable consist primarily of receivables generated from franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.  The interest income recorded from finance charges is immaterial.

Index
Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2022 and bear interest at a weighted average rate of 4.8% at June 30, 2019.

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

The principal balance outstanding on the notes receivable and expected principal collections for the next three years were as follows as of June 30, 2019 (in thousands):

Notes Receivable
2020	$389
2021	542
2022	193
$1,124

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company has assessed whether the valuation allowance should be maintained against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance.  Based on the Company's review of this evidence, management determined it was appropriate to maintain the existing partial valuation allowance against the Company's deferred tax assets.

Income tax benefit of $0.1 million for fiscal 2019 represents $0.1 million in state and foreign tax expense and a $0.2 million benefit on other deferred taxes. At the end of tax year ended June 30, 2019, the Company had net operating loss carryforwards totaling $23.9 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $0.3 million of the loss carryforwards are limited to 80% and do not expire.

Under ASC 740, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges are recorded as income tax expense in the Consolidated Statements of Operations.  There were no such charges or accruals for the years ended June 30, 2019 and June 24, 2018.

Index
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. The new lease standard is effective for public companies for fiscal years, (including interim periods therein), beginning after December 15, 2018. Application of ASU 2016-02 will be required beginning in the first quarter of our fiscal 2020. Early adoption of ASU 2016-02 as of its issuance is permitted. This new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company believes this will have a material impact on the financial statements as it relates to its corporate office lease and various lease obligations for store locations.

Revenue Recognition:

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

Index
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

Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. Area development exclusivity fees that include rights to subfranchise are amortized as revenue over the term of the contract.

For periods prior to adoption of Topic 606, revenue was recognized when we performed our obligations related to such fees, primarily the store opening date for initial franchise fees and area development fees, or the date the renewal option was effective for renewal fees.

Advertising fund contributions for Pie Five units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revises the determination of whether these arrangements are considered principal versus agent. For Pie Five, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 30, 2019	June 24, 2018

Restaurant Sales	$889	$4,254
Franchise Royalties	4,814	4,997
Supplier and Distributor Incentive Revenues	4,519	4,752
Franchise License Fees	1,031	278
Area Development Fees and Foreign Master License Fees	41	835
Advertising Funds	684	-
Supplier Convention Funds	294	-
Other	47	4
	$12,319	$15,120

Index
The following chart presents the specific line items impacted by the cumulative adjustment to opening retained earnings:

(In thousands, except share amounts)	As Reported June 24, 2018	Total Adjustment	Adjusted Balance Sheet June 25, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,386	$-	$1,386
Accounts receivable, less allowance for bad debts of $158	1,518	-	1,518
Other receivable	300	-	300
Notes receivable	712	-	712
Inventories	6	-	6
Income tax receivable	5	-	5
Property held for sale	539	-	539
Deferred contract charges	-	10	10
Prepaid expenses and other	273	-	273
Total current assets	4,739	10	4,749

LONG-TERM ASSETS
Property, plant and equipment, net	1,510	-	1,510
Intangible assets definite-lived, net	212	-	212
Long-term notes receivable	803	-	803
Deferred tax asset, net	3,479	-	3,479
Long term deferred contract charges	-	182	182
Deposits and other	243	-	243
Total assets	$10,986	$192	$11,178

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$421	$-	$421
Accounts payable - lease termination impairments	353	-	353
Accrued expenses	1,109	(4)	1,105
Deferred rent	32	-	32
Deferred revenues	65	243	308
Total current liabilities	1,980	239	2,219

LONG-TERM LIABILITIES
Convertible notes	1,562	-	1,562
Deferred rent, net of current portion	433	-	433
Deferred revenues, net of current portion	670	1,575	2,245
Other long-term liabilities	42	-	42
Total liabilities	4,687	1,814	6,501

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,166,674 shares outstanding 15,047,470 shares	222	-	222
Additional paid-in capital	33,206	-	33,206
Accumulated deficit	(2,493)	(1,622)	(4,115)
Treasury stock at cost
Shares in treasury: 7,119,204	(24,636)	-	(24,636)
Total shareholders' equity	6,299	(1,622)	4,677

Total liabilities and shareholders' equity	$10,986	$192	$11,178

Index
The following charts present the specific line items impacted by the application of Topic 606 in fiscal 2019.

(In thousands, except share amounts)	As Reported June 30, 2019	Total Adjustment	Balance Sheet Without Adoption of Topic 606
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,264	$-	$2,264
Accounts receivable, less allowance for bad debts of $209	1,191	-	1,191
Other receivable	-	-	-
Notes receivable, less allowance of bad debt of $916	389	-	389
Inventories	7	-	7
Income tax receivable	4	-	4
Property held for sale	231	-	231
Deferred contract charges	38	(38)	-
Prepaid expenses and other	346	-	346
Total current assets	4,470	(38)	4,432

LONG-TERM ASSETS
Property, plant and equipment, net	500	-	500
Intangible assets definite-lived, net	196	-	196
Long-term notes receivable	735	-	735
Deferred tax asset, net	4,060	-	4,060
Long term deferred contract charges	232	(232)	-
Deposits and other	233	-	233
Total assets	$10,426	$(270)	$10,156

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$400	$-	$400
Accounts payable - lease termination impairments	832	-	832
Accrued expenses	834	4	838
Deferred rent	37	-	37
Deferred revenues	275	(275)	-
Total current liabilities	2,378	(271)	2,107

LONG-TERM LIABILITIES
Convertible notes	1,584	-	1,584
Deferred rent, net of current portion	397	-	397
Deferred revenues, net of current portion	1,561	(1,124)	437
Other long-term liabilities	72	-	72
Total liabilities	5,992	(1,395)	4,597

COMMITMENTS AND CONTINGENCIES (SEE NOTE 3)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,208,141 outstanding 15,090,837	222	-	222
Additional paid-in capital	33,327	-	33,327
Accumulated deficit	(4,483)	1,125	(3,358)
Treasury stock at cost
Shares in treasury: 7,117,304	(24,632)	-	(24,632)
Total shareholders' equity	4,434	1,125	5,559

Total liabilities and shareholders' equity	$10,426	$(270)	$10,156

Index
	As Reported Fiscal Year Ended June 30, 2019	Total Adjustments	Income Statement Without Adoption of Topic 606

REVENUES:	$12,319	$(1,398)	$10,921

COSTS AND EXPENSES:
Cost of sales	1,120	-	1,120
General and administrative expenses	5,274	-	5,274
Franchise expenses	3,778	(901)	2,877
Gain on sale of assets	(551)	-	(551)
Impairment of long-lived assets and other lease charges	1,664	-	1,664
Bad debt	1,265	-	1,265
Interest expense	104	-	104
Depreciation and amortization expense	466	-	466
Total costs and expenses	13,120	(901)	12,219

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(801)	(497)	(1,298)
Income tax benefit	(51)	-	(51)
LOSS FROM CONTINUING OPERATIONS	(750)	(497)	(1,247)

Loss from discontinued operations, net of taxes	-	-	-
NET LOSS	$(750)	$(497)	$(1,247)

INCOME PER SHARE OF COMMON STOCK - BASIC:
Loss from continuing operations	$(0.05)	$(0.03)	$(0.08)
Loss from discontinued operations	-	-	-
Net loss	$(0.05)	$(0.03)	$(0.08)

INCOME PER SHARE OF COMMON STOCK - DILUTED:

Loss from continuing operations	$(0.05)	$(0.03)	$(0.08)
Loss from discontinued operations	-	-	-
Net loss	$(0.05)	$(0.03)	$(0.08)

Weighted average common shares outstanding - basic	15,070	15,070	15,070

Weighted average common and potential dilutive common shares outstanding	15,070	15,070	15,070

Index
Stock-Based Compensation:

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June.  The fiscal year ended June 30, 2019 contained 53 weeks and the fiscal year ended June 24, 2018 contained 52 weeks.

Discontinuation of Norco Distribution Division:

During the fiscal quarter ended December 24, 2017, the Company discontinued its Norco distribution division and revised its arrangements with third party suppliers and distributors of food, equipment and supplies. As a result, sale of food, equipment and supplies is no longer recognized as revenue and the cost of such items is no longer included in cost of sales. The Company now recognizes incentives received from third party suppliers and distributors as revenue.

Index
NOTE B – PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 30, 2019	June 24, 2018

Equipment, furniture and fixtures	3 - 7 yrs	$867	$1,090
Software	5 yrs	810	778
Leasehold improvements	10 yrs or lease term, if shorter	434	1,033
		2,111	2,901
Less: accumulated depreciation/amortization		(1,611)	(1,391)
		$500	$1,510

Depreciation and amortization expense was approximately $0.5 million and $0.9 million for the fiscal years ended June 30, 2019 and June 24, 2018, respectively.

Intangible assets consist of the following (in thousands):

		June 30, 2019			June 24, 2018
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(153)	$125	$264	$(127)	$137
Name change	15 years	70	(21)	49	70	(16)	54
Prototypes	5 years	230	(208)	22	218	(197)	21
		$578	$(382)	$196	$552	$(340)	$212

Amortization expense for intangible assets was approximately $43 thousand and $39 thousand for the fiscal years ended June 30, 2019 and June 24, 2018, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2019	June 24, 2018
Compensation	$265	$654
Other	478	404
Professional fees	83	43
Insurance loss reserves	8	8

	$834	$1,109

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

Index
Noteholders may convert their notes to common stock as of the 15th day of any calendar month, unless the Company sooner elects to redeem the notes.  The conversion price is $2.00 per share of common stock.  Accrued interest will be paid through the effective date of the conversion in cash or, at the Company’s sole discretion, in shares of Company common stock.

The Company determined that the Notes contained a beneficial conversion feature of $0.1 million since the market price of the Company’s common stock was higher than the effective conversion price of the notes when issued.  The beneficial conversion feature and the issuance costs of the notes aggregated $0.2 million and were considered a debt discount and are accreted into interest expense using the effective interest method over the debt maturity period.

During fiscal 2019, $4 thousand in par value of the Notes were converted to common shares.  At the end of fiscal 2019, $1.7 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
Current - Federal	$-	$(33)
Current - Foreign	131	51
Current - State	15	30
Deferred - Federal	(189)	(3,370)
Deferred - State	(8)	-
Provision for income taxes	$(51)	$(3,322)

The effective income tax rate varied from the statutory rate for the fiscal years ended June 30, 2019 and June 24, 2018 as reflected below (in thousands):

	June 30, 2019	June 24, 2018
Federal income taxes based on a statutory rate of 21.0% and 27.6%, repectively of pre-tax loss	$(168)	$(291)
State income tax, net of federal effect	93	51
Foreign taxes	15	30
Permanent adjustments	8	35
Rate change	-	3,416
Change in valuation allowance	-	(6,597)
Other	1	34
	$(51)	$(3,322)

Index
The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 30, 2019	June 24, 2018

Current
Reserve for bad debt	$48	$36
Deferred fees	17	15
Other reserves and accruals	795	562
	860	613
Non Current
Credit carryforwards	156	152
Net operating loss carryforwards	5,206	5,122
Depreciable assets	263	17

Total gross deferred tax asset	6,485	5,904

Valuation allowance	(2,425)	(2,425)

Net deferred tax asset	$4,060	$3,479

At the end of tax year ended June 30, 2019, the Company had net operating loss carryforwards totaling $23.9 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $0.3 million of the loss carryforwards are limited to 80% and do not expire.

As discussed in Note A above, the Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. Following the Company’s exit from substantially all Company-owned restaurants in 2017 and 2018, the Company assessed whether the valuation allowance should be maintained against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets, including an evaluation of negative evidence consisting of the Company’s recent history of cumulative losses in recent years together with the Company’s historically profitable Pizza Inn Franchising and Pie Five Franchising operations.  Based on the Company’s review of this evidence, management determined that the historical profitability of its franchising operations together with its exit from its unprofitable Company-owned restaurant operations and forecasts of future income provided sufficient basis for the Company to reverse a portion of the valuation allowance against deferred taxes during the year ended June 24, 2018.   The Company will continue to monitor the realization of its tax assets each reporting period.

On December 22, 2017 H.R. 1, originally known as the Tax Act was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Accounting for the income tax effects of the Tax Act was completed by the Company during the year ended June 24, 2018.   The remeasurement of the Company’s deferred tax assets and liabilities resulted in a $3.4 million discrete tax expense which increased the effective tax rate by 1,173% in the year ended June 24, 2018.

Index
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

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 30, 2019 were as follows (in thousands):

Operating Leases

2020	$1,862
2021	1,927
2022	1,865
2023	1,659
2024	856
Thereafter	2,348
$10,517

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 30, 2019 were as follows (in thousands):

Sublease Rental Income

2020	$168
2021	174
2022	175
2023	177
2024	128
Thereafter	53
$875

Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 30, 2019	June 24, 2018

Minimum rentals	757	$1,114
Sublease rentals	(149)	(161)
	608	$953

Index
NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”).  The current plan is a modified continuation of a similar savings plan established by the Company in 1985.  Employees who have completed six months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations.  Effective June 27, 2005, the Company has a discretionary matching contribution.  For calendar years 2018 and 2019, the Company contributed on behalf of each participating employee an amount equal to 50% of the employee’s contributions up to 4% of compensation.  Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral.  The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit sharing plan as defined in Section 401(k) of the Code.

For the fiscal years ended June 30, 2019 and June 24, 2018, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $39,000 and $44,000, respectively.

NOTE H - STOCK BASED COMPENSATION PLANS:

In June 2005, the 2005 Employee Incentive Stock Option Award Plan (the “2005 Employee Plan”) was approved by the Company’s shareholders with a plan effective date of June 23, 2005.  Under the 2005 Employee Plan, officers and employees of the Company were eligible to receive options to purchase shares of the Company’s common stock.  Options were granted at market value of the stock on the date of grant, were subject to various vesting and exercise periods as determined by the Compensation Committee of the board of directors and could be designated as non-qualified or incentive stock options.  A total of 1,000,000 shares of common stock were authorized for issuance under the 2005 Employee Plan.  The 2005 Employee Plan expired by its terms on June 23, 2015.

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

The 2015 Long Term Incentive Plan (the “2015 LTIP”) was approved by the Company’s shareholders on November 18, 2014 and became effective June 1, 2015.  Officers, employees and non-employee directors of the Company are eligible to receive awards under the 2015 LTIP.  A total of 1,200,000 shares of common stock are authorized for issuance under the 2015 LTIP.  Awards authorized under the 2015 LTIP include incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options).  The 2015 LTIP provides for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors.  The Compensation Committee may also determine the vesting periods, performance criteria and other terms and conditions of all awards under the 2015 LTIP.  The Compensation Committee has adopted resolutions under the 2015 LTIP automatically granting to each non-employee director on the first day of each fiscal year options to purchase twice the number of shares of common stock acquired during the previous fiscal year, up to a maximum of 40,000 shares.  Such options are exercisable at the market value of the stock on the first day of the fiscal year, vest six months from the date of grant and expire 10 years from the date of grant.

Share based compensation expense is included in general and administrative expense in the statement of operations.

Index
Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
	Shares	Shares
Outstanding at beginning of year	478,056	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(261,506)	-

Outstanding at end of period	216,550	478,056

Exercisable at end of period	216,550	478,056

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	$4.16	$4.16

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	4.27	-

Outstanding at end of period	$4.82	4.16

Exercisable at end of year	$4.82	4.16

At June 30, 2019, the intrinsic value of options outstanding was $0.1 million.

Index
The following table provides information on options outstanding and options exercisable as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 30, 2019	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 30, 2019	Weighted- Average Exercise Price

$1.55 - 1.95	9,800	1.0	$1.87	9,800	$1.87
$2.36 - 2.75	40,000	2.0	$2.71	40,000	$2.71
$2.76 - 3.30	55,000	3.0	$3.11	55,000	$3.11
$3.31 - 3.95	50,000	7.0	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	4.0	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	5.0	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	6.0	$13.11	24,286	$13.11
	216,550	4.3	$4.82	216,550	$4.09

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

At June 30, 2019, the Company had no unvested options.  Stock compensation expense related to stock options of zero and $35 thousand was recognized in fiscal years 2019 and 2018, respectively.

Index
Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions.  During fiscal 2019, there were no grants of performance-based restricted stock units. During fiscal 2018, an aggregate of 488,723 performance-based restricted stock units were granted to certain employees.

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

A summary of the status of restricted stock units as of June 30, 2019 and June 24, 2018, and changes during the fiscal years then ended is presented below:

	June 30, 2019	June 24, 2018
Outstanding at beginning of year	908,293	487,950
Granted during the year	-	488,723
Forfeited during the year	(753,187)	(68,380)
Outstanding at end of year	155,106	908,293

Vested at beginning of year	-	-
Vested during the year	-	-
Vested at end of year	-	-

Unvested at end of year	155,106	908,293

NOTE I - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2019 and, as of June 30, 2019, there were 848,425 shares available to repurchase under the plan.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 30, 2019, the Company had sold an aggregate of 191,478 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

The Company pays to B. Riley FBR a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  The Company had $4 thousand in expenses associated with the 2017 ATM Offering in fiscal 2019.

Index
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

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
Income/(loss) from continuing operations	$(750)	$2,274
Loss from discontinued operations	-	(362)
Net income/(loss) available to common stockholders	$(750)	$1,912
Interest saved on convertible notes of $1,584 at 4%	$63	$90
Adjusted net income/(loss)	$(687)	$2,002

BASIC:
Weighted average common shares	15,070	13,854

Income/(loss) from continuing operations per common share	$(0.05)	$0.17
Loss from discontinued operations per common share	-	(0.03)
Net income/(loss) per common share	$(0.05)	$0.14

DILUTED:
Weighted average common shares	15,070	13,854
Convertible notes	-	1,129
Dilutive stock options	-	-
Weighted average common shares outstanding	15,070	14,983

Income/(loss) from continuing operations per common share	$(0.05)	$0.16
Loss from discontinued operations per common share	-	(0.03)
Net income/(loss) per common share	$(0.05)	$0.13

We had 216,550 and 478,056 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 30, 2019 and June 24, 2018, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from fiscal 2020 through fiscal 2026.

Index
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

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Index
Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company's reportable segments as of and for the fiscal years ended June 30, 2019 and June 24, 2018 (in thousands):

	Fiscal Year Ended
	June 30, 2019	June 24, 2018
Net sales and operating revenues:
Pizza Inn Franchising	$7,192	$6,892
Pie Five Franchising	4,192	3,970
Company-Owned Restaurants (1)	887	4,254
Corporate administration and other	48	4
Consolidated revenues	$12,319	$15,120

Depreciation and amortization:
Pizza Inn Franchising	$-	$-
Pie Five Franchising	-	-
Company-Owned Restaurants (1)	123	459
Combined	123	459
Corporate administration and other (2)	343	415
Depreciation and amortization	$466	$874

Income/(Loss) from continuing operations before taxes:
Pizza Inn Franchising	$5,512	$5,594
Pie Five Franchising	2,094	2,623
Company-Owned Restaurants (1)	(2,001)	(1,763)
Combined	5,605	6,454
Corporate administration and other	(6,406)	(7,502)
Income/(loss) from continuing operations before taxes	$(801)	$(1,048)

Notes:
(1)	Company stores that were closed are included in discontinued operations in the accompanying Condensed Consolidated Statement of Operations.
(2)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$12,086	$14,566
Foreign countries	233	554
Consolidated total	$12,319	$15,120