Form 10-K/A
period 2019-06-30
RAVE RESTAURANT GROUP, INC.
filed 2019-09-30
CIK 718332

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Rave Restaurant Group, Inc. (together with subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2019 (the “Original Form 10-K”), for the sole purpose of amending Item 15 of Part IV to correct the description of Exhibit 10.3 and filing such Exhibit 10.3 herewith.

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

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3	Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan.*

10.4	Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc.

10.5	First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc.

10.6	At Market Issuance Sales Agreement between the Company and B. Riley FBR, Inc. (filed as Exhibit 1.01 to Form 8-K filed December 5, 2017).*

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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
Robert W. Bafundo
President
(Principal Executive Officer)

/s/Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 30, 2019
(Principal Financial Officer)

/s/Ramon D. Phillips
Ramon D. Phillips
Director and Vice Chairman of the Board	September 30, 2019

/s/ Brian T. Bares
Brian T. Bares
Director	September 30, 2019

/s/Robert B. Page
Robert B. Page
Director	September 30, 2019

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 30, 2019

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 30, 2019