Form 10-K/A
period 2019-06-30
RAVE RESTAURANT GROUP, INC.
filed 2019-10-25
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K/A
(Amendment No. 2)
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934For the fiscal year ended June 30, 2019.
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from _____ to _____.

Commission File Number 0-12919

RAVE RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	Nasdaq Capital Market

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

As of October 24, 2019, there were 15,122,877 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rave Restaurant Group, Inc. (together with subsidiaries, the “Company” or “Rave,” or in the first person notations of “we,” “us” and “our”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2019 (the “Original Form 10-K”), for the primary purpose of including therein the information required by Items 10 through 14 of Part III which was previously omitted in reliance on General Instruction G to Form 10-K.  This Amendment amends and restates Items 10 through 14 of Part III in their entirety.  This Amendment also amends the cover page of the Original Form 10-K to (a) update the number of shares of common stock outstanding, and (b) delete the reference to incorporation by reference of the information required by Part III.   In addition, Item 15(a)(3) of Part IV is amended to add as Exhibits 31.3 and 31.4 the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Exhibit 102 containing additional interactive data files pursuant to Rule 405 of Regulation S-T..

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

Directors and Executive Officers

The following table sets forth information regarding the current members of the Board of Directors (the “Board”) and the current executive officers of the Company.  Directors are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.  There are no family relationships among any of our directors or executive officers.

Name	Age	Positions with the Company
Mark E. Schwarz	59	Director and Chairman of the Board
Brian T. Bares	45	Director
Clinton J. Coleman	42	Director
William C. Hammett, Jr.	73	Director
Robert B. Page	60	Director
Ramon D. Phillips	86	Director
Brandon L. Solano	48	Chief Executive Officer
Robert W. Bafundo	63	President

Mark E. Schwarz became a director and Chairman of the Board of the Company in 2004.  He was appointed principal financial officer of the Company on an interim basis as of September 25, 2019.  Mr. Schwarz is the Chairman, Chief Executive Officer and Portfolio Manager of Newcastle Capital Management, L.P. (“NCM”), a private investment management firm he founded in 1993.  NCM is the general partner of Newcastle Partners, L.P., which is the largest shareholder of the Company.  (See, “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)  Mr. Schwarz is Chairman of the boards of directors of Hallmark Financial Services, Inc., a specialty property and casualty insurance company, and Wilhelmina International, Inc., a model management and talent representation company.  Within the past five years, he has also served as a director of SL Industries, Inc., a developer of power systems used in a variety of aerospace, computer, datacom, industrial, medical, telecom, transportation and utility equipment applications.  He also serves as a director of various privately held companies. The Board believes that Mr. Schwarz should serve as a director of the Company due to his extensive business and investment expertise, broad director experience and significant direct and indirect shareholdings in the Company.  (See, “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

Brian T. Bares became a director of the Company in October 2017.  Mr. Bares has since 2000 been the Chief Executive and Investment Officer of Bares Capital Management, Inc., a registered investment advisory firm.  Since 2014, he has also served as the Managing Member of Nine Ten Capital Management, Inc., a private investment fund advisor.  The Board believes that Mr. Bares should serve as a director of the Company due to his experience in investment management and his significant shareholdings in the Company.  (See, “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”)

Clinton J. Coleman, 42, became a director of the Company in 2007.  He has since mid-2017 served as the Chairman and Chief Executive Officer of Novo Labs, Inc., a company that develops and provides conversational commerce services for managing transactions with consumers through voice channels.  Previously, he had since 2010 served as the Chief Executive Officer of Bell Industries, Inc., a company primarily engaged in providing information technology services.  Mr. Coleman served as an investment professional with NCM from 2005 to 2017, including as a Managing Director (2012 to 2017) and Vice President (2005 to 2012).  He previously served as the Company’s Interim Chief Executive Officer from July, 2016 until January 2017, and from June, 2012 until November, 2012.  Mr. Coleman also served as Interim Chief Financial Officer of the Company between July, 2006 and January, 2007.  Prior to joining Newcastle, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from 2003 to 2005. From 2002 to 2003, he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS.  Mr. Coleman presently serves as a director of Wilhelmina International, Inc., a model management and talent representation company.  The Board believes that Mr. Coleman should serve as a director of the Company due to his experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries.

William C. Hammett, Jr. became a director of the Company in 2007.  Mr. Hammett is retired.  From 2010 to 2014, he served as the Chief Executive Officer of iH3, LLC, an integrated wellness and fitness company working with physicians and hospitals targeting chronic illnesses.  He was the Chief Financial Officer and Executive Vice President of Pegasus Solutions, Inc., a global provider of reservations-related services and technology in the hospitality industry, from 2006 through 2008.  Mr. Hammett was the Chief Financial Officer and Senior Vice President for Dave & Buster’s, Inc., an operator of restaurant/entertainment complexes, from 2001 through 2006.  From 1997 to 2001, Mr. Hammett was self-employed in the restaurant industry.  From 1992 to 1997, Mr. Hammett was the Chief Financial Officer/Senior Vice President Accounting & Administration for La Quinta Inns, Inc., a national hotel chain.  Previously, he was employed by the accounting firm of PriceWaterhouseCoopers.  The Board believes that Mr. Hammett should serve as a director of the Company due to his financial and management background and his experience in the restaurant, entertainment and hospitality industries.

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

Ramon D. Phillips, 86, became a director of the Company in 2004.  He was previously a director of the Company from 1980 through 1989, and again from 1990 through 2002.  Mr. Phillips is retired.  He is the former Chairman of the Board, President, and Chief Executive Officer of Hallmark Financial Services, Inc., a property and casualty insurance holding company.  He served as Chairman, President, and Chief Executive Officer of Hallmark from 1989 through 2000, and continued as Chairman and Chief Executive Officer through 2001.  Prior to Hallmark, Mr. Phillips had twenty years of experience in the franchise restaurant industry, serving as Chief Financial Officer of the Company from 1974 to 1989 and as Controller for Kentucky Fried Chicken, Inc. from 1969 to 1974.  The Board believes that Mr. Phillips should serve as a director of the Company due to his executive and board experience, his expertise in the franchise restaurant industry and his significant background with the Company.

Brandon L. Solano was appointed Chief Executive Officer effective October 21, 2019.  From 2017 through May, 2019, Mr. Solano served as Chief Marketing & Digital Officer for Pei Wei Asian Diner, LLC, a fast-casual restaurant chain featuring Asian-inspired dishes.  From 2015 through 2017, he served as Chief Marketing Officer for Papa Murphy’s Holdings, Inc., a franchisor and operator of the largest “take & bake” pizza chain in the United States.  From 2014 to 2015, he was employed by The Wendy’s Company, a franchisor and operator of fast food restaurants, completing his tenure as Chief Marketing Officer.  From 2008 to 2014, Mr. Solano was employed by Domino’s Pizza, Inc., a franchisor and operator of delivery and carryout pizza outlets, completing his tenure as Vice President of Development.

Robert W. Bafundo was appointed President of the Company in September, 2018.  Mr. Bafundo had served as President of the Company’s Pizza Inn subsidiary since 2016.  From 2009 through 2015, he was employed by Garbanzo Mediterranean Grill, a fast-casual restaurant concept, first as Vice President of Company and Franchise Operations and as President since 2014.  From 2007 to 2009, Mr. Bafundo was Senior Vice President of Operations for Back Yard Burgers, Inc., a quick-serve restaurant chain.  From 2004 to 2007, he was the owner and manager of D Brands LLC, a master franchisee for Sport Clips men’s hairstyling salons, as well as the owner and operator of Diamond Star Windward LLC, a franchisee of the Tin Star Southwest Grill fast-casual restaurant concept.  Mr. Bafundo was employed by KFC National Management Company, the operator of several quick-serve food chains, as Director of Operations from 1993 to 1996 and as Senior Director of Operations from 1996 to 2004.  Previously, he served in various capacities from 1978 to 1992 at Rax Restaurants, Inc., a quick-serve restaurant chain, completing his tenure as Senior Vice President of Operations.

Codes of Ethical Conduct

The Company is committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business effectively, serving our shareholders well and maintaining the Company’s integrity in the marketplace.  The Company has adopted a Code of Business Conduct that applies to all Company employees and directors and a Financial Code of Conduct for financial managers.  These documents are available at the Company’s website at www.raverg.com.  We will post on this website any amendments to the Code of Business Conduct or waivers of the Code of Business Conduct for directors or executive officers.

Nominating Procedures

No changes to the procedures by which security holders may recommend nominees to the Board have been implemented since the Company’s disclosures in its Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

Summary Compensation Table

The following table summarizes the compensation earned during the fiscal years ending June 30, 2019 and June 24, 2018 by each person who served as an executive officer of the Company at any time during fiscal 2019 or is presently an executive officer of the Company (the “Named Executive Officers”):

Name and Principal Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Brandon L. Solano Chief Executive Officer (3)	2019 2018	-- --	-- --	-- --	-- --	-- --
Robert W. Bafundo President (4)	2019 2018	210,264 189,490	29,050 63,059	-- 74,401	2,765 2,842	242,079 329,792
Mark E. Schwarz (5) Chairman	2019 2018	-- --	-- --	-- --	-- --	-- --
Scott Crane President and Chief Executive Officer (6)	2019 2018	415,385 400,000	184,186 399,816	-- 635,000	-- --	599,571 1,434,816
Timothy E. Mullany Chief Financial Officer (7)	2019 2018	71,062 298,000	-- 56,226	-- 149,021	5,400 5,960	76,462 509,207
Andrea K. Allen Chief Accounting & Administrative Officer (8)	2019 2018	202,782 166,800	15,195 32,984	-- 20,955	902 1,828	218,879 222,567

(1)
Reflects the fair value of each restricted stock unit award estimated on the date of grant based on the probable outcome of certain performance conditions.  Restricted stock units represent the right to receive shares of common stock upon satisfaction of vesting requirements and performance conditions.  Assumptions used in calculating the grant date fair value are included in Note H to the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended June 30, 2019.  Assuming that the highest level of performance conditions will be achieved, the grant date fair value of awards to Mr. Bafundo would be $131,632.   Restricted stock units of Mr. Crane, Mr. Mullany and Ms. Allen have been forfeited.

(2)	Represents the Company’s matching contribution to 401(k) plan.

(3)	Mr. Solano was appointed Chief Executive Officer effective October 21, 2019.

(4)	Mr. Bafundo was appointed President on September 18, 2018.

(5)
Mr. Schwarz was appointed interim principal financial officer on September 25, 2019.  He does not receive any fixed compensation for his service as principal financial officer, but the board of directors may award him a discretionary bonus at the conclusion of his tenure.  See, “Director Compensation” below.

(6)	Mr. Crane’s tenure commenced January 9, 2017. He ceased to be President on September 18, 2018, and his employment terminated on July 10, 2019.

(7)	Mr. Mullany’s employment terminated on July 31, 2018.

(8)	Ms. Allen was appointed an executive officer on September 18, 2018. Her employment terminated on June 13, 2019.

Employment Arrangements

The Company’s Chief Executive Officer, Mr. Solano, and its President, Mr. Bafundo, are both at-will employees.  The Company’s interim principal financial officer, Mr. Schwarz, is not an employee.  None of the current executive officers is covered under any general severance plan.

The Company has entered into an employment letter agreement with Mr. Solano confirming his employment as Chief Executive Officer of the Company.  The letter agreement provides for a starting annual base salary of $350,000.  The letter agreement also provides for annual incentive compensation of up to 150% of base annual salary split equally between annual cash bonus and restricted stock units granted under the Company’s 2015 Long Term Incentive Plan (the “2015 LTIP”).  Restricted stock units represent the right to receive shares of common stock upon satisfaction of vesting requirements and performance conditions over a period of three fiscal years.  Mr. Solano is also entitled to other typical benefits generally available to senior executives of the Company.  The letter agreement also contains a covenant not to compete which precludes Mr. Solano from engaging in any pizza restaurant business for a period of 12 months after the termination of his employment, as well as non-disclosure, non-solicitation and other common employment covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards at June 30, 2019, for all the Named Executive Officers of the Company.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Award Date (1)	Number of Unearned Shares Underlying Restricted Stock Units That Have Not Vested (#) (2)	Market Value of Unearned Shares Underlying Restricted Stock Units That Have Not Vested ($) (2)(3)
Brandon L. Solano	--	--	--	--	--	--	--
Robert W. Bafundo	--	--	--	--	12/29/2017 11/15/2016	21,029 13,520	64,769 41,642
Mark E. Schwarz (4)	40,000 15,000	-0- -0-	3.95 3.11	06/27/26 06/25/22	--	--	--
Scott Crane (5)	--	--	--	--	12/29/2017 01/12/2017	133,333 150,000	-- --
Timothy E. Mullany (5)	--	--	--	--	--	--	--
Andrea K. Allen (5)	--	--	--	--	--	--	--

(1)	Restricted stock units granted November 15, 2016 and January 12, 2017 vest October 15, 2019. Restricted stock units granted December 29, 2017 vest October 15, 2020.

(2)	Based on achieving all minimum performance conditions.

(3)	Based on the last closing market price of the Company’s common stock of $3.08 as of June 30, 2019.

(4)	Options were granted to Mr. Schwarz in his capacity as a director. See, “Director Compensation” below.

(5)	All stock options and restricted stock units previously granted to Mr. Crane, Mr. Mullany and Ms. Allen were forfeited when their employment terminated.

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

In addition to an annual retainer and meeting fees, each non-employee director is eligible to receive awards under the 2015 LTIP.  Pursuant to the 2015 LTIP, the Compensation Committee and full Board have authorized eligible directors to automatically be granted, as of the first day of the Company’s fiscal year, an option to purchase two shares of the Common Stock for each share purchased by such non-employee director during the preceding fiscal year of the Company (excluding shares purchased upon the exercise of previously granted options), up to a maximum grant of options to purchase 40,000 shares of the Common Stock.  Stock options granted to non-employee directors under the 2015 LTIP have an exercise price equal to the market price of the Common Stock on the date of grant, are first exercisable one year after grant and expire to the extent unexercised after ten years.

The following table summarizes compensation earned by each person who served as a non-employee director at any time during fiscal 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Mark E. Schwarz	30,750	--	30,750
Brian T. Bares	23,500	--	23,500
Clinton J. Coleman	22,000	--	22,000
William C. Hammett, Jr.	23,500	--	23,500
Robert B. Page	24,250	--	24,250
Ramon D. Phillips	25,750	--	25,750

(1)
No stock options were granted to non-employee directors in fiscal 2019.  As of June 30, 2019, Messrs. Bares, Page and Phillips held no unexercised stock options and Messrs. Schwarz, Coleman and Hammett held unexercised stock options for 55,000, 141,750 and 19,800 shares, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of October 24, 2019, concerning beneficial ownership of the common stock of the Company by:
•	Any person or group known to beneficially own more than 5% of the Company’s Common Stock;
•	Each current director and Named Executive Officer of the Company; and
•	All current directors and executive officers as a group.

The information provided in the table is based on the Company’s records, information filed with the SEC and other information provided to the Company.  The number of shares beneficially owned by each person or group is determined under SEC rules, and the information is not necessarily indicative of ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the person or group has sole or shared voting or investment power and any shares that the person or group has the right to acquire within 60 days after October 24, 2019, through the exercise of any stock option or other right. Unless otherwise indicated, (a) all persons have sole voting and investment power (or share such powers with their spouse) with respect to the shares shown as beneficially owned by them, (b) the mailing address for all persons is the same as that of the Company, and (c) no person has pledged as security any of the shares shown as beneficially owned.

Beneficial Owner	No. of Shares Beneficially Owned	Percent Of Class
5% Beneficial Owners:
Newcastle Partners, L.P. (1)(2)	3,381,953	21.8
Newcastle Partners, L.P. (3)(4)	5,970,730	37.9
Newcastle Capital Management, L.P. (3)(4)
Newcastle Capital Group, L.L.C. (3)(4)
NCM Services, Inc. (3)(4)
Schwarz 2012 Family Trust (3)(4)
Hallmark Financial Services, Inc. (3)(4)
American Hallmark Insurance Company of Texas (3)(4)
Hallmark Insurance Company (3)(4)
Hallmark Specialty Insurance Company (3)(4)
Mark E. Schwarz (3)(4)
Directors and Named Executive Officers:
Mark E. Schwarz (3)(4)	5,970,730	37.9
Brian T. Bares	1,388,715	9.2
Clinton J. Coleman (5)	288,578	1.9
William C. Hammett, Jr. (5)	36,900	*
Robert B. Page	--	--
Ramon D. Phillips (6)	16,923	*
Brandon L. Solano	--	--
Robert W. Bafundo	--	*
Scott Crane (7)	387,272	2.6
Timothy E. Mullany (7)	--	--
Andrea K. Allen (7)	--	--
All directors, nominees and current executive officers (3)(4)(5)	7,701,846	48.3

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

(2)	Includes 2,989,453 shares directly owned by NP and 392,500 shares which may be acquired upon conversion of 4% Convertible Senior Notes due 2022 (“Convertible Notes”).

(3)
NP, NCM, NCG, NCMS, the Schwarz Trust, Mr. Schwarz, Hallmark Financial Services, Inc. (“HFS”), American Hallmark Insurance Company of Texas (“AHIC”), Hallmark Insurance Company (“HIC”) and Hallmark Specialty Insurance Company (“HSIC”) may be considered a “group” for purposes of Section 13(d)(3) of the Exchange Act.  Accordingly, each member of such group may be deemed to share voting and investment power over and beneficially own all shares of the Common Stock owned by all other members of the group.   The address for NP, NCM, NCG, NCMS, the Schwarz Trust and Mr. Schwarz is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.  The address for HFS, AHIC, HIC and HSIC is 5420 Lyndon B Johnson Freeway, Suite 1100, Dallas, Texas 75240.

(4)
Includes (a) 2,989,453 shares directly owned by NP and 392,500 shares which may be acquired upon conversion of Convertible Notes, (b) 1,741,230 shares directly owned by AHIC and 79,700 shares which may be acquired upon conversion of Convertible Notes, (c) 252,428 shares directly owned by HIC and 46,700 shares which may be acquired upon conversion of Convertible Notes, (d) 252,428 shares directly owned by HSIC and 46,700 shares which may be acquired upon conversion of Convertible Notes, and (e) 100,691 shares directly owned by Mr. Schwarz, 13,900 shares which may be acquired upon conversion of Convertible Notes and 55,000 shares which may be acquired pursuant to currently exercisable stock options.

(5)
Includes the following shares which may be acquired upon conversion of Convertible Notes: (a) for Mr. Coleman, 40,150 shares; and (b) for Mr. Hammett, 2,100 shares. Includes the following shares which may be acquired pursuant to currently exercisable options:  (a) for Mr. Coleman, 141,750 shares; and (b) for Mr. Hammett, 19,800 shares.

(6)	Includes 5,333 shares over which Mr. Phillips shares voting and dispositive power by virtue of his position as a director and officer of the corporation holding such shares.

(7)	Was not an executive officer as of October 24, 2019. With respect to Mr. Crane, represents shares held at the time employment terminated on July 10, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Each of the Company’s current directors except Mr. Schwarz qualifies as “independent” in accordance with published Nasdaq listing requirements.  An independent director must not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board considers all relevant facts and circumstances in assessing each director’s relationship with the Company.  Independent directors meet at least twice annually apart from management representatives.

The following table provides information concerning the present composition of each of the standing committees of the Board.

Name	Executive	Audit	Compensation	Nominating & Governance
Mark E. Schwarz	X
Brian T. Bares			X	X
Clinton J. Coleman
William C. Hammett, Jr.		X		X
Robert B. Page	X	X	X
Ramon D. Phillips	X	X	X

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Baker Tilly Virchow Krause LLP (“Baker Tilley”) audited the Company’s financial statements for the fiscal year ended June 30, 2019.  Montgomery Coscia Greilich LLP (“MCG”), a predecessor of Baker Tilley, audited the Company’s financial statements for the fiscal year ended June 24, 2018.  The following table shows the fees the Company paid or accrued for audit and other services provided by Baker Tilly for fiscal 2019 and by MCG for fiscal 2018:

	2019	2018
Audit Fees	$110,115	$138,641
Tax Fees	$47,232	$73,139
Total	$157,347	$211,780

Audit fees represent aggregate fees billed by Baker Tilly and MCG for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2019 and June 24, 2018, respectively, and the reviews of the financial statements included in the Company’s Forms 10-Q for those fiscal years.  Tax fees consist of amounts billed by Baker Tilly and MCG for work related to income tax return preparation, sales and use tax return preparation, sales and use tax audit services, an employer tax advisory engagement and related services.

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent auditors.  Audit Committee policy requires all services provided by Baker Tilly to be pre-approved by the Audit Committee.  Pre-approval applies to audit services, audit-related services, tax services and other services. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular defined task or scope of work and is subject to a specific budget.  In other cases, the Chairman of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services, and such pre-approvals are then communicated to the full Audit Committee.  In fiscal 2019, all audit and non-audit services performed by Baker Tilly were pre-approved by the Audit Committee.

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

Rave Restaurant Group, Inc.
Date: October 25, 2019	By:	/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano	October 25, 2019
Brandon L. Solano
Chief Executive Officer (Principal Executive Officer)

/s/Mark E. Schwarz	October 25, 2019
Mark E. Schwarz
Director and Chairman of the Board (Principal Financial Officer)

/s/Ramon D. Phillips	October 25, 2019
Ramon D. Phillips
Director and Vice Chairman of the Board

/s/ Brian T. Bares	October 25, 2019
Brian T. Bares
Director

/s/Robert B. Page	October 25, 2019
Robert B. Page
Director

/s/ William C. Hammett, Jr.	October 25, 2019
William C. Hammett, Jr.
Director

/s/ Clinton J. Coleman	October 25, 2019
Clinton J. Coleman
Director