Form 10-Q
period 2019-09-29
RAVE RESTAURANT GROUP, INC.
filed 2019-11-13
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2019

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

As of November 11, 2019, 15,131,930 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2019	September 23, 2018

REVENUES:	$2,876	$2,991

COSTS AND EXPENSES:
Cost of sales	134	159
General and administrative expenses	1,363	1,414
Franchise expenses	866	1,061
Gain on sale of assets	(11)	(4)
Impairment of long-lived assets and other lease charges	148	15
Bad debt	(8)	24
Interest expense	27	25
Depreciation and amortization expense	47	139
Total costs and expenses	2,566	2,833

INCOME BEFORE TAXES	310	158
Income tax expense	73	50
NET INCOME	$237	$108

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.02	$0.01

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.01

Weighted average common shares outstanding - basic	15,106	15,064

Weighted average common and potential dilutive common shares outstanding	15,924	15,897

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 29, 2019	June 30, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,421	$2,264
Accounts receivable, less allowance for bad debts of $203 and $209, respectively	927	1,191
Notes receivable, less allowance for bad debt of $916 and $916, respectively	596	389
Inventories	6	7
Income tax receivable	4	4
Property held for sale	231	231
Deferred contract charges	267	38
Prepaid expenses and other	300	346
Total current assets	4,752	4,470

LONG-TERM ASSETS
Property, plant and equipment, net	482	500
Operating lease right of use asset, net	3,313	-
Intangible assets definite-lived, net	184	196
Long-term notes receivable	484	735
Deferred tax asset, net	3,989	4,060
Long-term deferred contract charges	-	232
Deposits and other	234	233
Total assets	$13,438	$10,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$290	$400
Accounts payable - lease termination impairments	607	832
Accrued expenses	762	834
Deferred rent	-	37
Operating lease liability, current	531	-
Deferred revenues	266	275
Total current liabilities	2,456	2,378

LONG-TERM LIABILITIES
Convertible notes	1,529	1,584
Deferred rent, net of current portion	-	397
Operating lease liability, net of current portion	3,224	-
Deferred revenues, net of current portion	1,445	1,561
Other long-term liabilities	51	72
Total liabilities	8,705	5,992

COMMITMENTS AND CONTINGENCIES (SEE NOTE 4)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,208,141 and 22,208,141 shares, respectively; outstanding 15,122,887 and 15,090,837 shares, respectively	222	222
Additional paid-in capital	33,294	33,327
Accumulated deficit	(4,246)	(4,483)
Treasury stock at cost
Shares in treasury: 7,085,254 and 7,117,304, respectively	(24,537)	(24,632)
Total shareholders’ equity	4,733	4,434

Total liabilities and shareholders’ equity	$13,438	$10,426

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit			Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance, June 24, 2018	22,167	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 Cumulative Adjustment				(1,622)			(1,622)
Stock compensation expense	-	-	101	-	-	-	101
Issuance of common stock	24	-	36	-	-	-	36
Net income	-	-	-	108		-	108

Balance, September 23, 2018	22,191	$222	$33,343	$(4,007)	(7,119)	$(24,636)	$4,922

			Additional Paid-in Capital	Accumulated Deficit			Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount

Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	-	-	(31)	-	32	95	64
Equity issue costs - ATM Offering	-	-	(2)	-	-	-	(2)
Net Income	-	-	-	237	-	-	237

Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2019	September 23, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237	$108
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of fixed assets and other assets	148	-
Stock compensation expense	-	101
Depreciation and amortization	35	129
Amortization of operating lease asset	115	-
Amortization of intangible assets definite-lived	12	10
Amortization of debt issue costs	9	5
Gain on the sale of assets	(11)	(4)
Provision for bad debt	(8)	24
Deferred income tax	71	17
Changes in operating assets and liabilities:
Accounts receivable	272	296
Inventories	1	-
Prepaid expenses, deposits and other, net	44	(79)
Deferred revenue	(122)	234
Accounts payable - trade	(110)	23
Accounts payable - lease termination impairments	(373)	-
Operating lease liability	(120)	-
Accrued expenses, deferred rent and other	(68)	(274)
Cash provided by operating activities	132	590

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable issued for fixed asset sales	44	-
Proceeds from sale of assets	-	4
Purchase of property, plant and equipment	(17)	(10)
Cash provided by (used in) investing activities	27	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	36
Equity issuance costs	(2)	-
Cash provided by (used in) financing activities	(2)	36

Net increase in cash and cash equivalents	157	620
Cash and cash equivalents, beginning of period	2,264	1,386
Cash and cash equivalents, end of period	$2,421	$2,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2	$2
Income taxes	$1	$4

Non-cash activities:
Conversion of notes to common shares	$64	$-

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

Fiscal Quarters
The three month periods ended September 29, 2019 and September 23, 2018 each contained 13 weeks.

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

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 29, 2019	September 23, 2018

Restaurant Sales	$108	$114
Franchise Royalties	1,108	1,277
Supplier and Distributor Incentive Revenues	1,023	1,109
Supplier Convention Funds	215	216
Franchise License Fees	211	53
Advertising Funds	152	193
Rental Income	41	-
Area Development Fees and Foreign Master License Fees	7	19
Other	11	10
	$2,876	$2,991

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

The adoption of Topic 606 did not impact the recognition and reporting of our two largest sources of revenue: franchise royalties and supplier and distributor incentives. The items impacted by the adoption includes the timing of franchise and development revenue recognition and the presentation of advertising funds and supplier convention contributions.

Cumulative adjustment from adoption

As noted above, an after-tax reduction of $1.6 million was recorded to retained earnings to reflect the cumulative impact of adopting Topic 606. This was comprised of $1.3 million related to domestic franchise and renewal fees, $0.2 million related to domestic area development fees and $0.3 million related to international development and franchise master license fees partially offset by $0.2 million in deferral of contract-related expenses.

Index
(3)	Adoption of ASC 842, “Leases”

In February 2016, FASB issued Accounting Standards Codification 842, Leases (“ASC 842”) which requires an entity to recognize a right of use asset and lease liability for all leases. Classification of leases as either a finance or operating lease determines the recognition, measurement and presentation of expenses.

The new standard was effective for the Company in the first quarter of fiscal 2020 and was adopted using a modified retrospective approach with the date of initial application on July 1, 2019. Consequently, upon transition, the Company recognized a right of use asset (or operating lease right-of-use asset) and a lease liability.

The Company applied the following practical expedients as provided in the standards update which provide elections to:

●	not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);
●	not reassess whether a contract contains a lease, lease classification and initial direct costs; and
●	not reassess certain land easements in existence prior to July 1, 2019.

Through the implementation process, the Company evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standards update. The adoption had an impact to the Condensed Consolidated Balance Sheet as of July 1, 2019 relating to the recognition of right of use assets and operating lease liabilities for operating leases which represented approximately a 30% change to total assets and a 64% change to total liabilities. The impact of adoption of this new standards update is as follows (in thousands):

	July 1, 2019
	Adoption	Reclassification (1)	Total Adjustment
Balance Sheet:
Operating lease right of use assets	$3,428	$434	$3,862
Operating lease liabilities - current	528		528
Operating lease liabilities - long-term	3,347		3,347

(1) As of June 30, 2019, the Company had $132 thousand recorded within deferred rent for lease incentives incurred at the inception of the affected leases and $302 thousand in deferred rent tenant improvements. Upon adoption of the new standards update, these lease incentives were included within the lease liability.

Adoption of the new standard did not materially impact the Condensed Consolidated Statements of Operations, Cash Flows or Shareholders’ Equity.

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Condensed Consolidated Balance Sheets through a right of use asset and a corresponding lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

Operating lease right of use assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease right of use asset also includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

Index
Nature of Leases

The Company leases certain office space, restaurant space, and information technology equipment under non-cancelable leases to support its operations. A more detailed description of significant lease types is included below.

Office Agreements

The Company rents office space from third parties for its corporate location. Office agreements are typically structured with non-cancelable terms of one to 10 years. The Company has concluded that its office agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Restaurant Space Agreements

The Company rents restaurant space from third parties for its Company-owned restaurants. Restaurant space agreements are typically structured with non-cancelable terms of one to 10 years. The Company has concluded that its office agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

The Company also subleases some of its restaurant space to third parties. The Company’s two subleases have terms that end in 2023 and 2025. The sublease agreements are noncancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Information Technology Equipment

The Company rents information technology equipment, primarily printers and copiers, from a third party for its corporate office location. Information technology equipment agreements are typically structured with non-cancelable terms of one to five years. The Company has concluded that its information technology equipment commitments are operating leases.

Discount Rate

Leases typically do not provide an implicit rate. Accordingly, the Company is required to use incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company uses the implicit rate in the limited circumstances in which that rate is readily determinable.

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right-of-use asset and liability will be recognized.

Practical Expedients and Accounting Policy Elections Certain lease agreements include lease and non-lease components. For all existing asset classes with multiple component types, the Company has utilized the practical expedient that exempts it from separating lease components from non-lease components. Accordingly, the Company accounts for the lease and non-lease components in an arrangement as a single lease component.

Index
In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our statement of operations on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our statement of operations in the period in which the obligation for those payments is incurred.

The components of total lease expense for the three months ended September 29, 2019, the majority of which is included in general and administrative expense, are as follows (in thousands):

Three Months Ended
September 29, 2019
Operating lease cost	$153
Sublease income	(41)
Total lease expense, net of sublease income	$112

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Three Months Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities	158

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

September 29, 2019
Operating lease right of use assets	$3,313
Accrued liabilities - current	531
Operating lease liabilities - long-term	3,224

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

September 29, 2019
Weighted average remaining lease term	7 years
Weighted average discount rate	4.0%

Lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2020	$470
2021	641
2022	654
2023	664
2024	571
Thereafter	1,294
Total lease payments	$4,294
Less imputed interest	(539)
Total lease liability	$3,755

Index
(4)	Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended September 29, 2019 or September 23, 2018.

(5)	Commitments and Contingencies

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

(6)	Stock-Based Compensation

Stock Options:

For the fiscal quarters ended September 29, 2019 and September 23, 2018, the Company did not recognize any stock-based compensation expense related to stock options. As of September 29, 2019, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended

	September 29, 2019	September 23, 2018
	Shares	Shares
Outstanding at beginning of year	216,550	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	-	(100,000)

Outstanding at end of period	216,550	378,056

Exercisable at end of period	216,550	378,056

Index
Restricted Stock Units:

For the fiscal quarter ended September 29, 2019, the Company had no stock-based compensation expense related to RSU’s compared to $0.1 million in the same period of the prior year. As of September 29, 2019, unamortized stock-based compensation expense related to RSU’s was $0.1 million.

A summary of the status of restricted stock units as of September 29, 2019, and changes during the fiscal quarter then ended is presented below:

Number of Restricted Stock Units

Unvested at June 30, 2019	155,106
Granted	-
Vested	-
Forfeited	-
Unvested at September 29, 2019	155,106

Index
(7)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 29, 2019	September 23, 2018
Net income available to common stockholders	$237	$108
Interest saved on convertible notes of $1,630 at 4%	$16	$17
Adjusted net income	$253	$125

BASIC:
Weighted average common shares	15,106	15,064

Net income per common share	$0.02	$0.01

DILUTED:
Weighted average common shares	15,106	15,064
Convertible notes	815	833
Dilutive stock options	3	-
Weighted average common shares outstanding	15,924	15,897

Net income per common share	$0.02	$0.01

For the three months ended September 29, 2019, options to purchase 216,550 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three months ended September 23, 2018, options to purchase 378,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

(8)	Income Taxes

For the three months ended September 29, 2019, the Company recorded an income tax expense of $73 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate. Income tax expense consisted of $3 thousand in current state taxes, $65 thousand in deferred federal taxes and $5 thousand in deferred state taxes. The Company anticipates utilizing net operating loss carryforwards to offset any federal taxes.

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

As of September 29, 2019, the Company had $6.4 million of deferred tax assets and a valuation allowance of $2.4 million. The Company determined it was not appropriate to increase or decrease the valuation allowance. However, the Company will continue to review the need for an adjustment to the valuation allowance.

Index
(9)	Segment Reporting

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, income before taxes, capital expenditures and assets for the Company’s reportable segments as of the three months ended September 29, 2019 and September 23, 2018 (in thousands):

	Three Months Ended
	September 29, 2019	September 23, 2018
Net sales and operating revenues:
Pizza Inn Franchising	$1,864	$1,904
Pie Five Franchising	852	963
Company-Owned Restaurants	108	114
Corporate administration and other	52	10
Consolidated revenues	$2,876	$2,991

Depreciation and amortization:
Pizza Inn Franchising	$-	$-
Pie Five Franchising	-	-
Company-Owned Restaurants	-	31
Combined	-	31
Corporate administration and other	47	108
Depreciation and amortization	$47	$139

Income before taxes:
Pizza Inn Franchising	$1,412	$1,347
Pie Five Franchising	438	459
Company-Owned Restaurants	(203)	(129)
Combined	1,647	1,677
Corporate administration and other	(1,337)	(1,519)
Income before taxes	$310	$158

Geographic information (revenues):
United States	$2,817	$2,894
Foreign countries	59	97
Consolidated total	$2,876	$2,991

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2019 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2019. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 29, 2019, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended September 29, 2019
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	152	$21,894	55	$8,728	207	$30,622
Company-Owned	-	-	1	108	1	108
Total Domestic Units	152	$21,894	56	$8,836	208	$30,730

International Franchised	34		-		34

Domestic units are located in 22 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

Basic income per common share improved $0.01 per share to $0.02 per share for the three months ended September 29, 2019, compared to net income of $0.01 per share in the comparable period in the prior fiscal year. The Company had net income of $0.2 million for the three months ended September 29, 2019 and net income of $0.1 million in the comparable period in the prior fiscal year, on revenues of $2.9 million for the three months ended September 29, 2019 compared to $3.0 million in the comparable period in the prior fiscal year. The increase in net income from the prior year was primarily due to a decrease in total costs and expenses partially offset by a decrease in total revenues.

Index
Adjusted EBITDA for the fiscal quarter ended September 29, 2019, decreased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended
	September 29, 2019	September 23, 2018
Net income	$237	$108
Interest expense	27	25
Income taxes	73	50
Depreciation and amortization	47	139
EBITDA	$384	$322
Stock compensation expense	-	101
Gain on sale/disposal of assets	(11)	(4)
Impairment of long-lived assets and other lease charges	148	15
Franchisee default and closed store revenue/expense	(147)	-
Closed and non-operating store costs	6	22
Adjusted EBITDA	$380	$456

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended
	September 29, 2019	September 23, 2018
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$20,285	$20,133
Delco/Express Units - Franchised	1,545	1,815
PIE Units - Licensed	64	39
Total Domestic Retail Sales	$21,894	$21,987

Pizza Inn Comparable Store Retail Sales - Total Domestic	21,068	20,444

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	84	88
Delco/Express Units - Franchised	59	61
PIE Units - Licensed	9	3
Total Domestic Units	152	152

Total Pizza Inn domestic retail sales decreased $0.1 million, or 0.4%, for the three months ended September 29, 2019 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $0.6 million, or 3.1%, for the three months ended September 29, 2019 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three months ended September 29, 2019:

	Three Months Ended September 29, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	87	-	-	4	83
Delco/Express Units - Franchised	59	-	-	1	58
PIE Units - Licensed	9	2	-	-	11
Total Domestic Units	155	2	-	5	152

International Units (all types)	48	1	-	15	34

Total Units	203	3	-	20	186

There was a net decrease of three domestic Pizza Inn units during the three months ended September 29, 2019. There was a net decrease of 14 international Pizza Inn units in the three months ended September 29, 2019 due to the closure of the Company’s subfranchisee in Saudi Arabia. We believe the decrease in domestic and international unit counts is stabilizing and will begin to increase in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 29, 2019	September 23, 2018
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$8,728	$11,529
Domestic Units - Company-owned	108	114
Total Domestic Retail Sales	$8,836	$11,643

Pie Five Comparable Store Retail Sales - Total	$8,087	$9,214

Pie Five Average Units Open in Period
Domestic Units - Franchised	57	71
Domestic Units - Company-owned	1	1
Total Domestic Units	58	72

Index
Pie Five system-wide retail sales decreased $2.8 million, or 24.1%, for the three months ended September 29, 2019 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 72 to 58. Comparable store retail sales decreased by $1.1 million, or 12.2%, during the first quarter of fiscal 2020 compared to the same period of the prior year.

The following chart summarizes Pie Five Unit activity for the three months ended September 29, 2019:

	Three Months Ended September 29, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	57	-	-	2	55
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	58	-	-	2	56

The net decrease of two Pie Five Units during the three months ended September 29, 2019 was primarily the result of the closure of poor-performing stores. We believe the net closure of Pie Five units will continue to moderate in the near term and eventually reverse in future periods.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 29,	September 23,
	2019	2018
Store weeks (excluding partial weeks)	13	13
Average weekly sales	8,308	8,769
Average number of units	1	1

Restaurant sales (excluding partial weeks)	108	114
Restaurant sales	108	114

Loss before taxes	(203)	(129)
Allocated marketing and advertising expenses	5	6
Depreciation/amortization expense	-	31
Impairment, other lease charges and non-operating store costs	154	37
Restaurant operating cash flow	(44)	(55)

Average weekly sales for Company-owned Pie Five Units decreased $461, or 5.3%, to $8,308 for the three months ended September 29, 2019 compared to $8,769 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow decreased $11 thousand during the first quarter of fiscal 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores increased $74 thousand for the three months ended September 29, 2019 compared to the same period of the prior year. The increased loss was primarily related to impairment of long-lived assets and other lease charges partially offset by decreases in amortization and depreciation expense and cost of sales.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

●	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
●
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, pre-opening expense, gain/loss on sale of assets, costs related to impairment and other lease charges, discontinued operations, franchisee default and closed store revenue/expense, and closed and non-operating store costs.

●	“Retail sales” represents the restaurant sales reported by our franchisees and Company-owned restaurants, which may be segmented by brand or domestic/international locations.
●	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
●
“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed temporarily for remodeling or relocation within the same trade area are included in the calculation only for the days that the restaurant was open in both periods being compared.

●	“Store weeks” represent the total number of full weeks that specified restaurants were open during the period.
●	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the weeks in a reporting period that each restaurant was open.
●	“Average weekly sales” for a specified period is calculated as total retail sales (excluding partial weeks) divided by store weeks in the period.
●
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) pre-opening expenses, (4) operations management and extraordinary expenses, (5) impairment and other lease charges, and (6) non-operating store costs.

●
“Pre-opening expenses” consist primarily of certain costs incurred prior to the opening of a Company-owned restaurant, including: (1) marketing and promotional expenses, (2) accrued rent, and (3) manager salaries, employee payroll and related training costs.

●	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
●	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 29, 2019 and September 23, 2018 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018	September 29, 2019	September 23, 2018
REVENUES:
Franchise and license revenues	$1,864	$1,904	$852	$963	$-	$-	$-	$-	$2,716	$2,867
Restaurant sales	-	-	-	-	108	114	-	-	108	114
Rental Income	-	-	-	-	-	-	41	-	41	-
Interest income and other	-	-	-	-	-	-	11	10	11	10
Total revenues	1,864	1,904	852	963	108	114	52	10	2,876	2,991

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	134	159	-	-	134	159
General and administrative expenses	-	-	-	-	29	38	1,334	1,376	1,363	1,414
Franchise expenses	452	557	414	504	-	-	-	-	866	1,061
Pre-opening expenses	-	-	-	-	-	-	-	-	-	-
Gain on sale of assets	-	-	-	-	-	-	(11)	(4)	(11)	(4)
Impairment of long-lived assets and other lease charges	-	-	-	-	148	15	-	-	148	15
Bad debt	-	-	-	-	-	-	(8)	24	(8)	24
Interest expense	-	-	-	-	-	-	27	25	27	25
Amortization and depreciation expense	-	-	-	-	-	31	47	108	47	139
Total costs and expenses	452	557	414	504	311	243	1,389	1,529	2,566	2,833

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	$1,412	$1,347	$438	$459	$(203)	$(129)	$(1,337)	$(1,519)	$310	$158

Revenues:

Revenues are derived from franchise royalties, franchise fees, supplier incentives, advertising funds and convention funds, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended September 29, 2019 and for the same period in the prior fiscal year were $2.9 million and $3.0 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues due to fewer domestic franchise units open during the three month period ended September 29, 2019 as compared to the same period of the prior year.

Pizza Inn Franchise Revenues

Pizza Inn franchise revenues remained stable at $1.9 million for the three month periods ended September 29, 2019 and September 23, 2018.

Pie Five Franchise Revenues

Pie Five franchise revenues decreased by $0.1 million to $0.9 million for the three month period ended September 29, 2019. The decrease was primarily driven by decreases in supplier incentives, domestic royalties and brand fund revenues due to lower total retail sales, partially offset by increases in default and closed store revenues from defaulted area development agreements.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants remained relatively stable at $0.1 million for the three month periods ended September 29, 2019 and September 23, 2018. The $6 thousand decrease was primarily the result of lower average weekly sales.

Index
Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $0.1 thousand for the three month period ended September 29, 2019 compared to $0.2 million in the three month period ended September 23, 2018. The decrease was primarily the result of decreased food and labor expense.

General and Administrative Expenses

Total general and administrative expenses decreased $51 thousand to $1.4 million for the three month period ended September 29, 2019. The decrease in general and administrative expenses for the three month period was primarily attributable to a reduction in the number of general and administrative employees at the corporate level.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses decreased by $0.1 million in each of the Pizza Inn and Pie Five segments to a total of $0.9 million for the three month period ended September 29, 2019 compared to $1.1 million for the same period of the prior year. The decrease was primarily related to a reduction in employees supporting Pizza Inn and Pie Five franchising.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $148 thousand for the three month period ended September 29, 2019 compared to $15 thousand for the same period in the prior fiscal year. For the three month period ended September 29, 2019, these charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased $32 thousand for the three month period ended September 29, 2019 as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained stable in the three month period ended September 29, 2019 compared to the same fiscal quarter of the prior year.

Provision for Income Tax

For the three months ended September 29, 2019, the Company recorded an income tax expense of $73 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate. Income tax expense consisted of $3 thousand in current state taxes, $65 thousand in deferred federal taxes and $5 thousand in deferred state taxes. The Company anticipates utilizing net operating loss carryforwards to offset any federal taxes.

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

As of September 29, 2019, the Company had $6.4 million of deferred tax assets and a valuation allowance of $2.4 million. The Company determined it was not appropriate to increase or decrease the valuation allowance. However, the Company will continue to review the need for an adjustment to the valuation allowance.

Index
Liquidity and Capital Resources

During the three month period ended September 29, 2019, our primary source of liquidity was cash flows from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities was $0.1 million for the three month period ended September 29, 2019 compared to cash provided of $0.6 million for the three month period ended September 23, 2018. The primary driver of decreased cash flows during the three month period ended September 29, 2019 was lease termination payments of $0.4 million related to closed Pie Five stores.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities of $27 thousand during the three month period ended September 29, 2019 was primarily attributable to $44 thousand in payments received on notes receivable partially offset by capital expenditures of $17 thousand. Cash used by investing activities during the three month period ended September 23, 2018 of $6 thousand was primarily attributed $10 thousand in capital expenditures for technology partially offset by $4 thousand in proceeds from the sale of assets.

Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash used by financing activities was $2 thousand for the three month period ended September 29, 2019 compared to $36 thousand net cash provided for the three month period ended September 23, 2018. Cash flows from financing activities for the three months ended September 29, 2019 were related to expenses from the sale of stock. Cash flows from financing activities for the three months ended September 23, 2018 were primarily attributable to at-the-market sales of common stock.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through September 29, 2019, the Company had sold an aggregate of 191,478 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

During three month period ended September 29, 2019, $64 thousand in par value of the Notes were converted to common shares. As of September 29, 2019, $1.6 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

Index
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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 29, 2019 and September 23, 2018, the Company had no uncertain tax positions.

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

Index
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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended September 29, 2019.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 29, 2019, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

RAVE RESTAURANT GROUP, INC.
(Registrant)

By:	/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board
(Principal Financial Officer)

Dated: November 13, 2019