Form 10-Q
period 2019-12-29
RAVE RESTAURANT GROUP, INC.
filed 2020-02-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2019

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

As of February 12, 2020, 15,132,040 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018

REVENUES:	$2,830	$3,195	$5,706	$6,186

COSTS AND EXPENSES:
Cost of sales	115	174	249	333
General and administrative expenses	1,565	1,640	2,928	3,054
Franchise expenses	838	892	1,704	1,953
Gain on sale of assets	-	(350)	(11)	(354)
Impairment of long-lived assets and other lease charges	193	155	341	170
Bad debt	36	171	28	195
Interest expense	24	26	51	51
Depreciation and amortization expense	49	126	96	265
Total costs and expenses	2,820	2,834	5,386	5,667

INCOME BEFORE TAXES	10	361	320	519
Income tax expense	(4)	129	69	179
NET INCOME	14	232	251	340

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.00	$0.02	$0.02	$0.02

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.00	$0.02	$0.02	$0.02

Weighted average common shares outstanding - basic	15,129	15,071	15,106	15,068

Weighted average common and potential dilutive common shares outstanding	15,930	15,904	15,924	15,901

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	December 29, 2019	June 30, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,971	$2,264
Accounts receivable, less allowance for bad debts of $241 and $209, respectively	1,037	1,191
Notes receivable, less allowance for bad debt of $916 and $916, respectively	555	389
Inventories	6	7
Income tax receivable	4	4
Property held for sale	197	231
Deferred contract charges	40	38
Prepaid expenses and other	286	346
Total current assets	4,096	4,470

LONG-TERM ASSETS
Property, plant and equipment, net	473	500
Operating lease right of use asset, net	3,198	-
Intangible assets definite-lived, net	174	196
Long-term notes receivable	461	735
Deferred tax asset, net	4,000	4,060
Long-term deferred contract charges	246	232
Deposits and other	233	233
Total assets	$12,881	$10,426

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$365	$400
Accounts payable - lease termination impairments	515	832
Accrued expenses	807	834
Deferred rent	-	37
Operating lease liability, current	499	-
Deferred revenues	169	275
Total current liabilities	2,355	2,378

LONG-TERM LIABILITIES
Convertible notes	1,535	1,584
Deferred rent, net of current portion	-	397
Operating lease liability, net of current portion	3,135	-
Deferred revenues, net of current portion	1,142	1,561
Other long-term liabilities	51	72
Total liabilities	8,218	5,992

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,217,194 and 22,208,141 shares, respectively; outstanding 15,132,040 and 15,090,837 shares, respectively	222	222
Additional paid-in capital	33,210	33,327
Accumulated deficit	(4,232)	(4,483)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,117,304, respectively	(24,537)	(24,632)
Total shareholders' equity	4,663	4,434

Total liabilities and shareholders' equity	$12,881	$10,426

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, June 24, 2018	22,167	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 Cumulative Adjustment				(1,622)			(1,622)
Stock compensation expense	-	-	101	-	-	-	101
Issuance of common stock	24	-	36	-	-	-	36
Net income	-	-	-	108		-	108
Balance, September 23, 2018	22,191	$222	$33,343	$(4,007)	(7,119)	$(24,636)	$4,922

ASC 606 Cumulative Adjustment				-			-
Stock compensation expense	-	-	180	-	-	-	180
Issuance of common stock	-	-	-	-	-	-	-
Equity issue cost - ATM Offering	-	-	(3)				(3)
Net Income	-	-	-	232		-	232
Balance, December 23, 2018	22,191	222	$33,520	$(3,775)	(7,119)	$(24,636)	$5,331

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	-	-	(31)	-	32	95	64
Equity issue costs - ATM Offering	-	-	(2)	-	-	-	(2)
Net Income	-	-	-	237	-	-	237
Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

Stock compensation expense	-	-	(85)	-	-	-	(85)
Conversion of senior notes, net	-	-	-	-	-	-	-
Issuance of common stock	9	-	-	-	-	-	-
Equity issue costs - ATM Offering	-	-	1	-	-	-	1
Net Income	-	-	-	14	-	-	14
Balance, December 29, 2019	22,217	$222	$33,210	$(4,232)	(7,085)	$(24,537)	$4,663

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2019	December 23, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251	$340
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Impairment of fixed assets and other assets	341	170
Stock compensation expense	(85)	281
Depreciation and amortization	74	245
Amortization of operating lease asset	230	-
Amortization of intangible assets definite-lived	22	20
Amortization of debt issue costs	15	12
Gain on the sale of assets	(11)	(354)
Provision for bad debt	28	6
Provision for bad debt (notes receivable)	-	186
Deferred income tax	60	145
Changes in operating assets and liabilities:
Accounts receivable	126	268
Operating notes receivable	-	(200)
Inventories	1	-
Prepaid expenses, deposits and other, net	59	(137)
Deferred revenue	(507)	(219)
Accounts payable - trade	(35)	(136)
Accounts payable - lease termination impairments	(658)	(35)
Operating lease liability	(241)	-
Accrued expenses, deferred rent and other	(23)	(199)
Cash (used in) provided by operating activities	(353)	393

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable issued for fixed asset sales	108	-
Proceeds from sale of assets	-	140
Purchase of property, plant and equipment	(47)	(46)
Cash provided by investing activities	61	94

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	36
Equity issuance costs	(1)	(3)
Cash (used in) provided by financing activities	(1)	33

Net (decrease)/increase in cash and cash equivalents	(293)	520
Cash and cash equivalents, beginning of period	2,264	1,386
Cash and cash equivalents, end of period	$1,971	$1,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2	$3
Income taxes	$18	$145

Non-cash activities:
Conversion of notes to common shares	$64	$-

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

Fiscal Quarters
The three and six month periods ended December 29, 2019 and December 23, 2018 each contained 13 weeks and 26 weeks, respectively.

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

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Total revenues consist of the following (in thousands):

	Three Months Ended
	December 29, 2019	December 23, 2018

Restaurant Sales	$96	$105
Franchise Royalties	1,028	1,208
Supplier and Distributor Incentive Revenues	1,033	1,123
Supplier Convention Funds	63	-
Franchise License Fees	410	559
Advertising Funds	132	173
Rental Income	48	-
Area Development Fees and Foreign Master License Fees	6	9
Other	14	18
	$2,830	$3,195

Index
	Six Months Ended
	December 29, 2019	December 23, 2018

Restaurant Sales	$204	$219
Franchise Royalties	2,136	2,484
Supplier and Distributor Incentive Revenues	2,056	2,232
Supplier Convention Funds	278	216
Franchise License Fees	621	612
Advertising Funds	284	366
Rental Income	89	-
Area Development Fees and Foreign Master License Fees	13	28
Other	25	29
	$5,706	$6,186

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

The new standard was effective for the Company in the first quarter of fiscal 2020 and was adopted using a modified retrospective approach with the date of initial application on July 1, 2019. Consequently, upon transition, the Company recognized an operating lease right of use asset and an operating lease liability.

Index
The Company applied the following practical expedients as provided in the standards update which provide elections to:
•	not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);
•	not reassess whether a contract contains a lease, lease classification and initial direct costs; and
•	not reassess certain land easements in existence prior to July 1, 2019.

Through the implementation process, the Company evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standards update. The adoption had an impact to the Condensed Consolidated Balance Sheet as of July 1, 2019 relating to the recognition of operating lease right of use assets and operating lease liabilities which represented approximately a 30% change to total assets and a 64% change to total liabilities. The impact of adoption of this new standards update is as follows (in thousands):

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

Index
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

The components of total lease expense for the six months ended December 29, 2019, the majority of which is included in general and administrative expense, are as follows (in thousands):

Six Months Ended
December 29, 2019
Operating lease cost	$305
Sublease income	(89)
Total lease expense, net of sublease income	$216

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Six Months Ended
December 29, 2019
Cash paid for amounts included in the measurement of lease liabilities	$316

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

December 29, 2019
Operating lease right of use asset, net	$3,198
Operating Lease liability - current	499
Operating lease liability - long-term	3,135

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

December 29, 2019
Weighted average remaining lease term	6 years
Weighted average discount rate	4.0%

Index
Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2020	$317
2021	641
2022	654
2023	664
2024	617
Thereafter	1,243
Total operating lease payments	$4,136
Less: imputed interest	(502)
Total operating lease liability	$3,634

Index
(4)	Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended December 29, 2019 or December 23, 2018.

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

Stock Options:

For the fiscal quarters ended December 29, 2019 and December 23, 2018, the Company did not recognize any stock-based compensation expense related to stock options. As of December 29, 2019, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended

	December 29, 2019	December 23, 2018
	Shares	Shares
Outstanding at beginning of year	216,550	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	-	(190,000)

Outstanding at end of period	216,550	288,056

Exercisable at end of period	216,550	288,056

Index
Restricted Stock Units:

For the three and six months ended December 29, 2019, the Company had stock-based compensation credit of $85 thousand related to RSU’s. For the three and six months ended December 23, 2018, the Company had stock-based compensation expense of $0.2 million and $0.3 million, respectively. As of December 29, 2019, unamortized stock-based compensation expense related to RSU’s was $9 thousand.

A summary of the status of restricted stock units as of December 29, 2019, and changes during the fiscal quarter then ended is presented below:

Number of Restricted Stock Units

Unvested at June 30, 2019	155,106
Granted	-
Vested	(9,053)
Forfeited	(128,720)
Unvested at December 29, 2019	17,333

Index
(7)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Net income available to common stockholders	$14	$232	$251	$340
Interest saved on convertible notes of $1,614 at 4%	$16	$16	$33	$31
Adjusted net income	$30	$248	$284	$371

BASIC:
Weighted average common shares	15,129	15,071	15,106	15,068

Net income per common share	$0.00	$0.02	$0.02	$0.02

DILUTED:
Weighted average common shares	15,129	15,071	15,106	15,068
Convertible notes	800	833	815	833
Dilutive stock options	1	-	3	-
Weighted average common shares outstanding	15,930	15,904	15,924	15,901

Net income per common share	$0.00	$0.02	$0.02	$0.02

For the three and six months ended December 29, 2019, options to purchase 216,550 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three and six months ended December 23, 2018, options to purchase 288,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

(8)	Income Taxes

For the six months ended December 29, 2019, the Company recorded an income tax expense of $69 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  Income tax expense consisted of $9 thousand in current state taxes, $53 thousand in deferred federal taxes and $7 thousand in deferred state taxes.  The Company expects to utilize net operating loss carryforwards to offset any federal taxes.

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

As of December 29, 2019, the Company reflects $6.4 million of deferred tax assets and a valuation allowance of $2.4 million.  The Company determined it is not necessary to adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company's reportable segments as of the three months and six months ended December 29, 2019 and December 23, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Net sales and operating revenues:
Pizza Inn Franchising	$1,648	$1,789	$3,512	$3,693
Pie Five Franchising	1,021	1,283	1,873	2,246
Company-Owned Restaurants	96	105	204	219
Corporate administration and other	65	18	117	28
Consolidated revenues	$2,830	$3,195	$5,706	$6,186

Depreciation and amortization:
Pizza Inn Franchising	$-	$-	$-	$-
Pie Five Franchising	-	-	-	-
Company-Owned Restaurants	-	31	-	62
Combined	-	31	-	62
Corporate administration and other	49	95	96	203
Depreciation and amortization	$49	$126	$96	$265

Income before taxes:
Pizza Inn Franchising	$1,323	$1,426	$2,735	$2,773
Pie Five Franchising	508	754	946	1,213
Company-Owned Restaurants	(236)	(295)	(439)	(424)
Combined	1,595	1,885	3,242	3,562
Corporate administration and other	(1,585)	(1,524)	(2,922)	(3,043)
Income before taxes	$10	$361	$320	$519

Geographic information (revenues):
United States	$2,778	$3,115	$5,595	$6,009
Foreign countries	52	80	111	177
Consolidated total	$2,830	$3,195	$5,706	$6,186

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 29, 2019, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended December 29, 2019
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	153	$20,904	52	$7,391	205	$28,295
Company-Owned	-	-	1	96	1	96
Total Domestic Units	153	$20,904	53	$7,487	206	$28,391

International Franchised	34		-		34

Six Months Ending December 29, 2019
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	153	$42,798	52	$16,119	205	$58,917
Company-Owned			1	204	1	204
Total Domestic Units	153	$42,798	53	$16,323	206	$59,121

International Franchised	34		-		34

Domestic units are located in 22 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

Index
Basic net income per common share decreased $0.02 per share to $0.00 per share for the three months ended December 29, 2019, compared to basic net income of $0.02 per share in the comparable period in the prior fiscal year. The Company had net income of $14 thousand for the three months ended December 29, 2019 and net income of $0.2 million in the comparable period in the prior fiscal year, on revenues of $2.8 million for the three months ended December 29, 2019 compared to $3.2 million in the comparable period in the prior fiscal year. The decline in revenue was primary due to a decrease in franchise royalties and franchise license fees.

Basic net income per common share was unchanged at $0.02 per share for the six months ended December 29, 2019, compared to the comparable period in the prior fiscal year. The Company had net income of $0.3 million for the six months ended December 29, 2019 and net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $5.7 million for the six months ended December 29, 2019 compared to $6.2 million in the comparable period in the prior fiscal year. The decline in revenue was primary due to a decrease in franchise royalties and supplier incentive revenues.

Index
Adjusted EBITDA for the fiscal quarter ended December 29, 2019, decreased $0.1 million compared to the same period of the prior fiscal year. Year-to-date adjusted EBITDA decreased to $0.4 million compared to $1.0 million in the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Net income	$14	$232	$251	$340
Interest expense	24	26	51	51
Income taxes	(4)	129	69	179
Depreciation and amortization	49	126	96	265
EBITDA	$83	$513	$467	$835
Stock compensation expense	(85)	180	(85)	281
Severance	119	-	119	-
Gain on sale/disposal of assets	-	(350)	(11)	(354)
Impairment of long-lived assets and other lease charges	193	155	341	170
Franchisee default and closed store revenue/expense	(307)	(466)	(454)	(466)
Closed and non-operating store costs	(1)	59	5	81
Adjusted EBITDA	$2	$91	$382	$547

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$19,268	$19,468	$39,553	$39,601
Delco/Express Units - Franchised	1,524	1,764	3,069	3,579
PIE Units - Licensed	112	41	176	80
Total Domestic Retail Sales	$20,904	$21,273	$42,798	$43,260

Pizza Inn Comparable Store Retail Sales - Total Domestic	20,259	19,793	41,420	40,344

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	83	87	83	88
Delco/Express Units - Franchised	58	60	58	60
PIE Units - Licensed	10	5	10	5
Total Domestic Units	151	152	151	153

Total Pizza Inn domestic retail sales decreased $0.4 million, or 1.7%, for the three months ended December 29, 2019 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $0.5 million, or 2.4%, for the three months ended December 29, 2019 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $0.5 million, or 1.1%, for the six months ended December 29, 2019 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $1.1 million, or 2.7%, for the six months ended December 29, 2019 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three and six months ended December 29, 2019:

	Three Months Ended December 29, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	83	1	-	2	82
Delco/Express Units - Franchised	58	1	-	-	59
PIE Units - Licensed	11	1	-	-	12
Total Domestic Units	152	3	-	2	153

International Units (all types)	34		-		34

Total Units	186	3	-	2	187

	Six Months Ending December 29, 2019
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	87	1	-	6	82
Delco/Express Units - Franchised	59	1	-	1	59
PIE Units - Licensed	9	3	-	-	12
Total Domestic Units	155	5	-	7	153

International Units (all types)	48	1	-	15	34

Total Units	203	6	-	22	187

There was a net increase of one domestic Pizza Inn units during the three months ended December 29, 2019. We believe that the domestic unit count will increase modestly in future periods. The number of international Pizza Inn units remained unchanged, but we also expect international units to increase modestly in future periods.

There was a net decrease of two units in the total domestic Pizza Inn unit count during the six months ended December 29, 2019, primarily driven by franchised buffet units. The number of international Pizza Inn units decreased by fourteen in the six months ended December 29, 2019 due to closure of underperforming units in the Middle East.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$7,391	$10,124	$16,119	$21,653
Domestic Units - Company-owned	96	105	204	219
Total Domestic Retail Sales	$7,487	$10,229	$16,323	$21,872

Pie Five Comparable Store Retail Sales - Total	$5,655	$6,357	$12,026	$13,480

Pie Five Average Units Open in Period
Domestic Units - Franchised	53	68	55	70
Domestic Units - Company-owned	1	1	1	1
Total Domestic Units	54	69	56	71

Index
Pie Five system-wide retail sales decreased $2.7 million, or 26.8%, for the three months ended December 29, 2019 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 69 to 54. Comparable store retail sales decreased by $0.7 million, or 11.0%, during the second quarter of fiscal 2020 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $5.5 million, or 25.4%, for the six month period ended December 29, 2019 when compared to the same period of the prior year.   Year-to-date fiscal 2020 compared to the year-to-date of the prior year, average units open in the period decreased from 71 to 56.  Comparable store retail sales decreased by $1.5 million, or 10.8%, during the six month period ended December 29, 2019 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five Unit activity for the three and six months ended December 29, 2019:

	Three Months Ended December 29, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	55	3	-	6	52
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	56	3	-	6	53

	Six Months Ending December 29, 2019
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	57	3	-	8	52
Domestic - Company-owned	1	-	-	-	1
Total Domestic Units	58	3	-	8	53

The net decreases of Pie Five units during the three and six months ended December 29, 2019 were primarily the result of the closure of poor-performing stores. We believe the net closure of Pie Five units will continue to be moderate in the near term and eventually reverse in future periods.

Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
Store weeks (excluding partial weeks)	13	13	26	26
Average weekly sales	7,385	8,077	7,846	8,423
Average number of units	1	1	1	1

Restaurant sales (excluding partial weeks)	96	105	204	219
Restaurant sales	96	105	204	219

Loss before taxes	(236)	(295)	(439)	(424)
Allocated marketing and advertising expenses	(5)	5	10	11
Depreciation/amortization expense	-	31	-	62
Impairment, other lease charges and non-operating store costs	192	214	346	251
Restaurant operating cash flow	(49)	(45)	(83)	(100)

Average weekly sales for Company-owned Pie Five Units decreased $692, or 8.6%, to $7,385 for the three months ended December 29, 2019 compared to $8,077 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow decreased $4 thousand during the first quarter of fiscal 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores decreased $59 thousand for the three months ended December 29, 2019 compared to the same period of the prior year.  The decreased loss was primarily related to cost of sales and depreciation expense offset by increase of impairments of long-lived assets and other lease charges.

Average weekly sales for Company-owned Pie Five Units decreased $577, or 6.9%, to $7,846 for the six months ended December 29, 2019 compared to $8,423 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow improved $17 thousand during the six month period ended December 29, 2019 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores increased $15 thousand for the six months ended December 29, 2019 compared to the same period of the prior year.  The increased loss was primarily related impairments of long-lived assets and other lease charges offset by cost of sales and depreciation expense.

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
•
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, severance, pre-opening expense, gain/loss on sale of assets, costs related to impairment and other lease charges, discontinued operations, franchisee default and closed store revenue/expense, and closed and non-operating store costs.

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

•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six months ended December 29, 2019 and December 23, 2018 (in thousands):

Three Months Ended December 29, 2019	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
REVENUES:
Franchise and license revenues	$1,648	$1,789	$1,023	$1,283	$-	$-	$-	$-	$2,671	$3,072
Restaurant sales	-	-	-	-	96	105	-	-	96	105
Rental Income	-	-	-	-	-	-	48	-	48	-
Interest income and other	-	-	(2)	-	-	-	17	18	15	18
Total revenues	1,648	1,789	1,021	1,283	96	105	65	18	2,830	3,195

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	115	174	-	-	115	174
General and administrative expenses	-	-	-	-	24	40	1,541	1,600	1,565	1,640
Franchise expenses	325	363	513	529	-	-	-	-	838	892
Gain on sale of assets	-	-	-	-	-	-	-	(350)	-	(350)
Impairment of long-lived assets and other lease charges	-	-	-	-	193	155	-	-	193	155
Bad debt	-	-	-	-	-	-	36	171	36	171
Interest expense	-	-	-	-	-	-	24	26	24	26
Amortization and depreciation expense	-	-	-	-	-	31	49	95	49	126
Total costs and expenses	325	363	513	529	332	400	1,650	1,542	2,820	2,834

INCOME/(LOSS) BEFORE TAXES	$1,323	$1,426	$508	$754	$(236)	$(295)	$(1,585)	$(1,524)	$10	$361

Six Months Ending December 29, 2019	Pizza Inn		Pie Five		Company-Owned
	Franchising		Franchising		Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018	December 29, 2019	December 23, 2018
REVENUES:
Franchise and license revenues	$3,512	$3,693	$1,875	$2,246	$-	$-	$-	$-	$5,387	$5,939
Restaurant sales	-	-	-	-	204	219	-	-	204	219
Rental Income	-	-	-	-	-	-	89	-	89	-
Interest income and other	-	-	(2)	-	-	-	28	28	26	28
Total revenues	3,512	3,693	1,873	2,246	204	219	117	28	5,706	6,186

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	249	333	-	-	249	333
General and administrative expenses	-	-	-	-	53	78	2,875	2,976	2,928	3,054
Franchise expenses	777	920	927	1,033	-	-	-	-	1,704	1,953
Gain on sale of assets	-	-	-	-	-	-	(11)	(354)	(11)	(354)
Impairment of long-lived assets and other lease charges	-	-	-	-	341	170	-	-	341	170
Bad debt	-	-	-	-	-	-	28	195	28	195
Interest expense	-	-	-	-	-	-	51	51	51	51
Amortization and depreciation expense	-	-	-	-	-	62	96	203	96	265
Total costs and expenses	777	920	927	1,033	643	643	3,039	3,071	5,386	5,667

INCOME/(LOSS) BEFORE TAXES	$2,735	$2,773	$946	$1,213	$(439)	$(424)	$(2,922)	$(3,043)	$320	$519

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

Total revenues for the three month period ended December 29, 2019 and for the same period in the prior fiscal year were $2.8 million and $3.2 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues due to fewer domestic franchise units open during the three month period ended December 29, 2019 as compared to the same period of the prior year.

Total revenues for the six month period ended December 29, 2019 and for the same period in the prior fiscal year were $5.7 million and $6.2 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues due to fewer domestic franchise units open during the six month period ended December 29, 2019 as compared to the same period of the prior year.

Index
Pizza Inn Franchise Revenues

Pizza Inn franchise revenues decreased by $0.2 million to $1.6 million for the three month period ended December 29, 2019. Pizza Inn franchise revenues decreased to $3.5 million for the six month period ended December 29, 2019 from $3.7 million for the same period of the prior fiscal year. The decrease in both the three and six month periods was primarily the result of lower number of average units.

Pie Five Franchise Revenues

Pie Five franchise revenues decreased by $0.3 million to $1.0 million for the three month period ended December 29, 2019. The decrease was primarily driven by decreases in supplier incentives, domestic royalties and brand fund revenues due to fewer retail stores. Pie Five franchise revenues decreased to $1.9 million for the six month period ended December 29, 2019 compared to $2.2 million for the same period in the prior fiscal year primarily driven by decreased franchised store counts.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants remained relatively stable at $0.1 million for the three month periods ended December 29, 2019 and December 23, 2018. The $9 thousand decrease in sales were primarily the result of lower average weekly sales. In the six month period ended December 29, 2019, restaurant sales remained relatively stable, with a decrease of $15 thousand from the $0.2 million in sales for the same period of the prior fiscal year.

Index
Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased $59 thousand for the three month period ended December 29, 2019 from the $0.2 million in the three month period ended December 23, 2018. For the six month period ended December 29, 2019, total cost of sales decreased $84 thousand from the $0.3 million in the same period of the prior fiscal year. The decreases in costs in both three and six month periods were primarily the result of decrease food and labor expense.

General and Administrative Expenses

Total general and administrative expenses decreased $75 thousand to $1.6 million for the three month period ended December 29, 2019. Total general and administrative expenses decreased $126 thousand to $2.9 million for the six month period ended December 29, 2019. In both the three and six month periods, the decrease was primarily the result of reduced corporate overhead.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses decreased by $54 thousand to a total of $0.8 million for the three month period ended December 29, 2019 compared to $0.9 million for the same period of the prior year. The decrease was primarily related to a reduction in employees supporting Pizza Inn and Pie Five franchising. Total Franchise expenses decreased to $1.7 million for the six month period ended December 29, 2019 compared to $2.0 million for the six month period ended December 23, 2018 for the same reason.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $193 thousand for the three month period ended December 29, 2019 compared to $155 thousand for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges were $0.3 million for the six month period ended December 29, 2019 compared to $0.2 million for the same period of the prior fiscal year. For the three and six month periods ended December 29, 2019, these charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense for the three and six month period ended December 29, 2019, decreased $135 thousand and $167 thousand, respectively, as compared to the comparable periods in the prior fiscal year.

Interest Expense

Interest expense remained stable in the three and six month period ended December 29, 2019 compared to the same fiscal periods of the prior year.

Provision for Income Tax

For the six months ended December 29, 2019, the Company recorded an income tax expense of $69 thousand calculated at a rate consistent with the 21% statutory U.S. federal rate.  Income tax expense consisted of $9 thousand in current state taxes, $53 thousand in deferred federal taxes and $7 thousand in deferred state taxes.  The Company expects to utilize net operating loss carryforwards to offset any federal taxes.

Index
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

As of December 29, 2019, the Company reflects $6.4 million of deferred tax assets and a valuation allowance of $2.4 million.  The Company determined it is not necessary to adjust the valuation allowance.  However, the Company will continue to review the need for an adjustment to the valuation allowance.

Index
Liquidity and Capital Resources

During the six month period ended December 29, 2019, our primary source of liquidity was cash flows from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $0.4 million for the six month period ended December 29, 2019 compared to cash provided of $0.4 million for the six month period ended December 23, 2018. The primary driver of decreased cash flows during the six month period ended December 29, 2019 was lease termination payments of $0.7 million related to closed Pie Five stores.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities of $61 thousand during the six month period ended December 29, 2019 was primarily attributable to $108 thousand in payments received on notes receivable partially offset by capital expenditures of $47 thousand. Cash provided by investing activities during the six month period ended December 23, 2018 of $94 thousand was primarily attributed $140 thousand from the sale of assets offset by capital expenditures of $46 thousand.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash flow by financing activities was negative $1 thousand for the six month period ended December 29, 2019 compared to $33 thousand net cash provided for the six month period ended December 23, 2018. Cash flows from financing activities for the six months ended December 29, 2019 were related to expenses from equity issuance. Cash flows from financing activities for the six months ended December 23, 2018 were primarily attributable to at-the-market sales of common stock.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through December 29, 2019, the Company had sold an aggregate of 191,478 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

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

During the six month period ended December 29, 2019, $64 thousand in par value of the Notes were converted to common shares. As of December 29, 2019, $1.6 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 29, 2019 and December 23, 2018, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the United States District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment.  In general, the suit asserts that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him.  The suit primarily seeks the issuance to Mr. Crane of 928,000 shares of the Company’s common stock and $300,000 of severance, as well as unspecified attorney’s fees and court costs.  In the alternative, the suit seeks $2.4 million in actual damages plus unspecified exemplary damages, interest, attorney’s fees and court costs.  The Company’s answer to the lawsuit is due March 9, 2020.  The Company believes that all of the claims are without merit and intends to vigorously defend the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended December 29, 2019.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 29, 2019, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

10.1
Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed October 21, 2019). *

10.2
Letter agreement dated November 4, 2019, between Rave Restaurant Group, Inc. and Mike Burns (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed November 15, 2019). *

10.3
Letter agreement dated December 16, 2019, between Rave Restaurant Group, Inc. and Clinton Fendley (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2020). *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or agreement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVE RESTAURANT GROUP, INC.
(Registrant)

By:	/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Clinton D. Fendley
Clinton D. Fendley
Vice President of Finance
(Principal Financial Officer)

Dated: February 12, 2020