Form 10-K/A
period 2019-06-30
RAVE RESTAURANT GROUP, INC.
filed 2020-03-17
CIK 718332

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A
(Amendment No. 3)
(Mark One)
⌧	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2019.
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from _____ to _____.

Commission File Number 0-12919

RAVE RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	Nasdaq Capital Market

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

As of December 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $14.1 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of March 17, 2020, there were 15,129,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Rave Restaurant Group, Inc. (together with subsidiaries, the “Company” or “Rave,” or in the first person notations of “we,” “us” and “our”) is filing this Amendment No. 3 on Form 10-K/A (“Amendment #3”) to its Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2019 (as previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on September 30, 2019, and Amendment No. 2 on Form 10-K/A filed with the SEC on October 25, 2019, the “Original Form 10-K”), for the primary purposes of updating the audit opinion of Baker Tilly Virchow Krause, LLP found at page F-2 of the Original Form 10-K and adding  a new consent of Baker Tilly Virchow Krause, LLP as Exhibit 23.2.  This Amendment also amends the cover page of the Original Form 10-K to (a) update the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, and (b) update the number of shares of common stock outstanding.  In addition, Item 15(a)(3) of Part IV is amended to add as Exhibits 31.4 and 31.5 the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Capitalized terms used herein without definition have the meaning set forth in the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	3.	Exhibits:

		23.2	Consent of Independent Registered Public Accounting Firm.

		31.4	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

		31.5	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: March 17, 2020	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano	March 17, 2020
Brandon L. Solano
Chief Executive Officer (Principal Executive Officer)

/s/ Clinton D. Fendley	March 17, 2020
Clinton D. Fendley Vice President – Finance (Principal Financial Officer)

/s/Mark E. Schwarz	March 17, 2020
Mark E. Schwarz Director and Chairman of the Board
/s/Ramon D. Phillips	March 17, 2020
Ramon D. Phillips Director and Vice Chairman of the Board

/s/ Brian T. Bares	March 17, 2020
Brian T. Bares Director

/s/Robert B. Page	March 17, 2020
Robert B. Page Director

/s/ William C. Hammett, Jr.	March 17, 2020
William C. Hammett, Jr. Director

/s/ Clinton J. Coleman	March 17, 2020
Clinton J. Coleman Director

2

RAVE RESTAURANT GROUP, INC.

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. (the Company) as of June 30, 2019 and June 24, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and June 24, 2018, and the results of its operations and its cash flows for each of the years in the fiscal years ended June 30, 2019 and June 24, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2010.

Plano, Texas
March 13, 2020

F-2