Form 10-Q
period 2020-03-29
RAVE RESTAURANT GROUP, INC.
filed 2020-06-29
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2020
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

As of June 29, 2020, 15,463,022 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019

REVENUES:	$2,705	$3,070	$8,411	$9,256

COSTS AND EXPENSES:
Cost of sales	104	382	353	715
General and administrative expenses	1,655	1,569	4,583	4,623
Franchise expenses	860	888	2,564	2,841
Loss (gain) on sale of assets	18	104	7	(250)
Impairment of long-lived assets and other lease charges	495	219	836	389
Bad debt	11	16	39	211
Interest expense	24	26	75	77
Depreciation and amortization expense	45	120	141	385
Total costs and expenses	3,212	3,324	8,598	8,991

INCOME (LOSS) BEFORE TAXES	(507)	(254)	(187)	265
Income tax expense	4,008	9	4,077	188
NET INCOME (LOSS)	(4,515)	(263)	(4,264)	77

INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:	$(0.30)	$(0.02)	$(0.28)	$0.01

INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:	$(0.30)	$(0.02)	$(0.28)	$0.01

Weighted average common shares outstanding - basic	15,133	15,071	15,123	15,069

Weighted average common and potential dilutive common shares outstanding	15,133	15,071	15,123	15,902

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 29, 2020	June 30, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalentsa	$1,535	$2,264
Accounts receivable, less allowance for bad debts of $254 and $209, respectively	1,214	1,191
Notes receivable, less allowance for bad debt of $916 and $916, respectively	802	389
Inventories	-	7
Income tax receivable	4	4
Property held for sale	-	231
Deferred contract charges	44	38
Prepaid expenses and other	413	346
Total current assets	4,012	4,470

LONG-TERM ASSETS
Property, plant and equipment, net	399	500
Operating lease right of use asset, net	3,712	-
Intangible assets definite-lived, net	164	196
Long-term notes receivable	200	735
Deferred tax asset, net	-	4,060
Long-term deferred contract charges	241	232
Deposits and other	240	233
Total assets	$8,968	$10,426

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$299	$400
Accounts payable - lease termination impairments	376	832
Accrued expenses	1,154	834
Deferred rent	-	37
Operating lease liability, current	620	-
Deferred revenues	154	275
Total current liabilities	2,603	2,378

LONG-TERM LIABILITIES
Convertible notes	1,542	1,584
Deferred rent, net of current portion	-	397
Operating lease liability, net of current portion	3,635	-
Deferred revenues, net of current portion	996	1,561
Other long-term liabilities	51	72
Total liabilities	8,827	5,992

COMMITMENTS AND CONTINGENCIES (SEE NOTE 5)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,231,014 and 22,208,141 shares, respectively; outstanding 15,145,860 and 15,090,837 shares, respectively	222	222
Additional paid-in capital	33,203	33,327
Accumulated deficit	(8,747)	(4,483)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,117,304, respectively	(24,537)	(24,632)
Total shareholders' equity	141	4,434

Total liabilities and shareholders' equity	$8,968	$10,426

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount

Balance, June 24, 2018	22,167	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 cumulative adjustment				(1,622)			(1,622)
Stock compensation expense	-	-	101	-	-	-	101
Issuance of common stock	24	-	36	-	-	-	36
Net income	-	-	-	108		-	108
Balance, September 23, 2018	22,191	$222	$33,343	$(4,007)	(7,119)	$(24,636)	$4,922

Stock compensation expense	-	-	180	-	-	-	180
Equity issue cost - ATM Offering	-	-	(3)				(3)
Net Income	-	-	-	232		-	232
Balance, December 23, 2018	22,191	222	$33,520	$(3,775)	(7,119)	$(24,636)	$5,331

Stock compensation expense	-	-	129	-	-	-	129
Equity issue cost - ATM Offering	-	-	(1)	-	-	-	(1)
Net Income	-	-	-	(263)	-	-	(263)
Balance, March 24, 2019	22,191	222	$33,648	$(4,038)	(7,119)	$(24,636)	$5,196

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount

Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	-	-	(31)	-	32	95	64
Equity issue costs - ATM Offering	-	-	(2)	-	-	-	(2)
Net Income	-	-	-	237	-	-	237
Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

Stock compensation expense	-	-	(85)	-	-	-	(85)
Issuance of common stock	9	-	-	-	-	-	-
Equity issue costs - ATM Offering	-	-	1	-	-	-	1
Net Income	-	-	-	14	-	-	14
Balance, December 29, 2019	22,217	$222	$33,210	$(4,232)	(7,085)	$(24,537)	$4,663

Stock compensation expense	-	-	(19)	-	-	-	(19)
Issuance of common stock	14	-	14	-	-	-	14
Equity issue costs - ATM Offering	-	-	(2)	-	-	-	(2)
Net Income	-	-	-	(4,515)	-	-	(4,515)
Balance, March 29, 2020	22,231	$222	$33,203	$(8,747)	(7,085)	$(24,537)	$141

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2020	March 24, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,264)	$77
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Impairment of fixed assets and other assets	836	389
Stock compensation expense	(104)	410
Depreciation and amortization	109	353
Amortization of operating lease asset	(396)	-
Amortization of intangible assets definite-lived	32	32
Amortization of debt issue costs	22	19
Gain on the sale of assets	7	(250)
Provision for bad debt	39	25
Provision for bad debt (notes receivable)	-	186
Deferred income tax	4,060	151
Changes in operating assets and liabilities:
Accounts receivable	(62)	202
Operating notes receivable	14	-
Inventories	7	(10)
Prepaid expenses, deposits and other, net	(74)	(201)
Deferred revenue	(661)	(758)
Accounts payable - trade	(101)	(19)
Accounts payable - lease termination impairments	(972)	(64)
Operating lease liability	380	-
Accrued expenses, deferred rent and other	325	(121)
Cash (used in) provided by operating activities	(803)	421

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable from fixed asset sales	117	-
Proceeds from sale of assets	-	169
Purchase of property, plant and equipment	(53)	(76)
Cash provided by investing activities	64	93

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	14	36
Equity issuance costs	(4)	(4)
Cash provided by financing activities	10	32

Net (decrease)/increase in cash and cash equivalents	(729)	546
Cash and cash equivalents, beginning of period	2,264	1,386
Cash and cash equivalents, end of period	$1,535	$1,932

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$66	$71
Income taxes	$18	$145

Non-cash activities:
Conversion of notes to common shares	$64	$-

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

Fiscal Quarters
The three and nine month periods ended March 29, 2020 and March 24, 2019 each contained 13 weeks and 39 weeks, respectively.

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

Advertising fund contributions for Pie Five units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revised the determination of whether these arrangements are considered principal versus agent. For Pie Five, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Condensed Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Rental Income

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	March 29, 2020	March 24, 2019

Restaurant sales	$36	$315
Franchise royalties	948	1,126
Supplier and distributor incentive revenues	1,085	1,070
Franchise license fees	175	316
Area development fees and foreign master license fees	4	7
Advertising funds	391	148
Supplier convention funds	-	79
Rental income	54	-
Other	12	9
	$2,705	$3,070

Index
	Nine Months Ended
	March 29, 2020	March 24, 2019

Restaurant sales	$240	$534
Franchise royalties	3,084	3,610
Supplier and distributor incentive revenues	3,141	3,302
Franchise license fees	796	928
Area development fees and foreign master license fees	16	35
Advertising funds	675	514
Supplier convention funds	278	295
Rental income	144	-
Other	37	38
	$8,411	$9,256

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

Index
Restaurant Space Agreements

The Company rents restaurant space from third parties for its Company-owned restaurants. Restaurant space agreements are typically structured with non-cancelable terms of one to 10 years. The Company has concluded that its restaurant agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

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

The components of total lease expense for the nine months ended March 29, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

Nine Months Ended
March 29, 2020
Operating lease cost	$474
Sublease income	(143)
Total lease expense, net of sublease income	$331

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Nine Months Ended
March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities	$491

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

March 29, 2020
Operating lease right of use asset, net	$3,712
Operating Lease liability - current	620
Operating lease liability - long-term	3,635

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

March 29, 2020
Weighted average remaining lease term	5.5 Years
Weighted average discount rate	4.0%

Index
Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2020	$193
2021	785
2022	804
2023	813
2024	766
Thereafter	1,449
Total operating lease payments	$4,810
Less: imputed interest	(555)
Total operating lease liability	$4,255

Index
(4)	Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended March 29, 2020 or March 24, 2019.

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

Stock Options:

For the fiscal quarters ended March 29, 2020 and March 24, 2019, the Company did not recognize any stock-based compensation expense related to stock options. As of March 29, 2020, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended

	March 29, 2020	March 24, 2019
	Shares	Shares
Outstanding at beginning of year	216,550	478,056

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	-	(190,000)

Outstanding at end of period	216,550	288,056

Exercisable at end of period	216,550	288,056

Index
Restricted Stock Units:

For the three and nine months ended March 29, 2020, the Company had stock-based compensation credit of $19 thousand and $104 thousand, respectively, related to RSU’s. For the three and nine months ended March 24, 2019, the Company had stock-based compensation expense of $0.1 million and $0.4 million, respectively. As of March 29, 2020, unamortized stock-based compensation expense related to RSU’s was $9 thousand.

A summary of the status of restricted stock units as of March 29, 2020, and changes during the nine months then ended is presented below:

Number of Restricted Stock Units

Unvested at June 30, 2019	155,106
Granted	-
Vested	(9,053)
Forfeited	(146,053)
Unvested at March 29, 2020	-

Index
(7)	Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
Net income (loss) available to common stockholders	$(4,515)	$(263)	$(4,264)	$77
Interest saved on convertible notes at 4%	$16	$16	$48	$47
Adjusted net income (loss)	$(4,499)	$(247)	$(4,216)	$124

BASIC:
Weighted average common shares	15,133	15,071	15,123	15,069

Net income per common share	$(0.30)	$(0.02)	$(0.28)	$0.01

DILUTED:
Weighted average common shares	15,133	15,071	15,123	15,069
Convertible notes	-	-	-	833
Dilutive stock options	-	-	-	-
Weighted average common shares outstanding	15,133	15,071	15,123	15,902

Net income per common share	$(0.30)	$(0.02)	$(0.28)	$0.01

For the three and nine months ended March 29, 2020, options to purchase 216,550 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three and nine months ended March 24, 2019, options to purchase 288,056 shares of common stock at exercise prices ranging from $1.55 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

(8)	Income Taxes

For the nine months ended March 29, 2020, the Company recorded an income tax expense of $4.1 million including federal deferred tax expense of $4.1 million and state deferred tax expense of $12 thousand and $11 thousand in current state taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. For the quarter ending March 29, 2020, it was determined that the valuation allowance on deferred tax assets should be increased by $4.3 million resulting in a full valuation allowance.

As of March 29, 2020, the Company reflects $6.7 million of deferred tax assets and a valuation allowance of $6.7 million.  The Company will continue to review the need for future adjustments to the valuation allowance.

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

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for this segment is primarily derived from franchise royalties, franchise license fees, sale of area development and foreign master license rights, incentive payments from third party suppliers and distributors, advertising funds, and supplier convention funds. Assets for these segments include equipment, furniture and fixtures.

The Company-Owned Restaurant segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants.

Revenue for corporate administration and other consists of rental income and interest income.  Assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company's reportable segments as of the three months and nine months ended March 29, 2020 and March 24, 2019 (in thousands):

Index
	Three Months Ended		Nine Months Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
Net sales and operating revenues:
Pizza Inn Franchising	$1,942	$1,645	$5,454	$5,338
Pie Five Franchising	665	1,102	2,539	3,348
Company-Owned Restaurants	36	314	240	533
Corporate administration and other	62	9	178	37
Consolidated revenues	$2,705	$3,070	$8,411	$9,256

Depreciation and amortization:
Pizza Inn Franchising	$-	$-	$-	$-
Pie Five Franchising	-	-	-	-
Company-Owned Restaurants	-	31	-	93
Combined	-	31	-	93
Corporate administration and other	45	89	141	292
Depreciation and amortization	$45	$120	$141	$385

Income before taxes:
Pizza Inn Franchising	$1,568	$1,308	$4,303	$4,081
Pie Five Franchising	179	551	1,126	1,764
Company-Owned Restaurants	(446)	(253)	(885)	(677)
Combined	1,301	1,606	4,544	5,168
Corporate administration and other	(1,808)	(1,860)	(4,731)	(4,903)
Income before taxes	$(507)	$(254)	$(187)	$265

Geographic information (revenues):
United States	$2,652	$2,986	$8,255	$9,042
Foreign countries	53	84	156	214
Consolidated total	$2,705	$3,070	$8,411	$9,256

(10)	Subsequent Events

On April 13, 2020, the Company received the proceeds from a loan in the amount of $656,830 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).  The PPP Loan matures on April 10, 2022 and bears interest at a rate of 0.98% per annum. Commencing November 10, 2020, the Company is required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 10, 2022 the principal amount outstanding on the PPP Loan as of October 10, 2020. The Company may prepay the PPP Loan at any time prior to maturity with no prepayment penalties. The PPP Loan is evidenced by a promissory note dated April 10, 2020, which contains various certifications and agreements related to the PPP, as well customary default and other provisions.

The PPP Loan is unsecured by the Company and is guaranteed by the SBA.  All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company accompanied by documentation of expenditures in accordance with SBA requirements under the PPP.  In the event all or any portion of the PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal.

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 29, 2020, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended March 29, 2020 (in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	152	$19,867	43	$5,547	195	$25,414
Company-Owned	-	-	-	36	-	36
Total Domestic Units	152	$19,867	43	$5,583	195	$25,450

International Franchised	37		-		37

Nine Months Ending March 29, 2020 (in thousands, except unit data)
	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	152	$62,665	43	$21,666	195	$84,331
Company-Owned			-	240	-	240
Total Domestic Units	152	$62,665	43	$21,906	195	$84,571

International Franchised	37		-		37

Index
Domestic units are located in 22 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

          Basic net loss increased $0.28 per share to $0.30 per share for the three months ended March 29, 2020, compared to basic net loss of $0.02 per share in the comparable period in the prior fiscal year. The Company had net loss of $4.5 million for the three months ended March 29, 2020 compared to net loss of $0.3 million in the comparable period in the prior fiscal year, on revenues of $2.7 million for the three months ended March 29, 2020 compared to $3.1 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties and franchise license fees partially offset by an increase in advertising funds.  The increased net loss for the three months ended March 29, 2020, compared to the comparable period of the prior year was primarily the result of a $4.1 million addition to the reserve against net deferred tax assets.

Basic net income declined $0.29 per share for the nine months ended March 29, 2020, compared to the comparable period in the prior fiscal year. The Company had net loss of $4.3 million for the nine months ended March 29, 2020 compared to net income of $0.1 million in the comparable period in the prior fiscal year, on revenues of $8.4 million for the nine months ended March 29, 2019 compared to $9.3 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties, supplier incentive revenues and franchise license fees partially offset by increases in advertising funds and rental income. The increased net loss for the nine months ended March 29, 2020, compared to the comparable period of the prior year was primarily the result of a $4.1 million addition to the reserve against net deferred tax assets taken during the latest fiscal quarter.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world.  Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations.  Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that have been subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, have been limited to carry-out and/or delivery orders.  In some areas, these restrictions have also limited non-essential movement outside the home, which has discouraged or precluded even carry-out orders.  Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service.  Although most of our domestic restaurants have continued to operate under these conditions, two domestic franchised Buffet Units and 11 domestic franchised Pie Five Units have closed at least temporarily since restrictions were announced. The closure of one Company-owned Pie Five restaurant in January 2020 was unrelated to the COVID-19 outbreak but the quick closure of a Pie Five Unit recently acquired from a franchisee was accelerated by the pandemic.

Due to the timing of events, the COVID-19 pandemic had only a moderate impact on our operations during the three and nine months ended March 29, 2020.  However, we expect a more significant adverse impact on our results of operations and liquidity during the fourth quarter of fiscal 2020 and continuing into fiscal 2021.  Operational disruptions have resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.  Although we have furloughed certain employees, reduced base salary by 20% for all remaining employees and otherwise reduced expenses, future results of operations are likely to be materially adversely impacted.

As restrictions to in-store dining begin to be eased, we expect that Buffet Units and Pie Five Units will continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units following social distancing protocols. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

Index
Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 29, 2020, decreased $0.2 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA decreased to $0.4 million compared to $0.7 million in the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
Net income	$(4,515)	$(263)	$(4,264)	$77
Interest expense	24	26	75	77
Income taxes	4,008	9	4,077	188
Depreciation and amortization	45	120	141	385
EBITDA	$(438)	$(108)	$29	$727
Stock compensation expense (income)	(19)	129	(104)	410
Severance	38	-	157	-
Loss (gain) on sale/disposal of assets	18	104	7	(250)
Impairment of long-lived assets and other lease charges	495	219	836	389
Franchisee default and closed store revenue	(133)	(248)	(587)	(714)
Closed and non-operating store costs	45	70	50	151
Adjusted EBITDA	$6	$166	$388	$713

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$18,313	$20,469	$57,866	$60,070
Delco/Express Units - Franchised	1,485	1,717	$4,554	5,296
PIE Units - Licensed	69	56	$245	136
Total Domestic Retail Sales	$19,867	$22,242	$62,665	$65,502

Pizza Inn Comparable Store Retail Sales - Total Domestic	18,994	20,603	60,182	60,893

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	83	89	83	88
Delco/Express Units - Franchised	56	59	57	60
PIE Units - Licensed	13	7	12	5
Total Domestic Units	152	155	152	153

Total Pizza Inn domestic retail sales decreased $2.3 million, or 10.5%, for the three months ended March 29, 2020 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $1.6 million, or 7.8%, for the three months ended March 29, 2020 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $2.8 million, or 4.3%, for the nine months ended March 29, 2020 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $0.7 million, or 1.2%, for the nine months ended March 29, 2020 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three and nine months ended March 29, 2020:

	Three Months Ended March 29, 2020
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	82	1	-	-	83
Delco/Express Units - Franchised	59	1	-	4	56
PIE Units - Licensed	12	1	-	-	13
Total Domestic Units	153	3	-	4	152

International Units (all types)	34	3	-		37

Total Units	187	6	-	4	189

	Nine Months Ending March 29, 2020
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	87	2	-	6	83
Delco/Express Units - Franchised	59	2	-	5	56
PIE Units - Licensed	9	4	-	-	13
Total Domestic Units	155	8	-	11	152

International Units (all types)	48	4	-	15	37

Total Units	203	12	-	26	189

There was a net decrease of one domestic Pizza Inn unit during the three months ended March 29, 2020. We believe that the domestic unit count will increase modestly in future periods. During the quarter, the number of international Pizza Inn units increased by a net three units.  We also expect international units to increase modestly in future periods.

There was a net decrease of three units in the total domestic Pizza Inn unit count during the nine months ended March 29, 2020. The number of international Pizza Inn units decreased by eleven in the nine months ended March 29, 2020 due to closure of underperforming units in the Middle East during the first quarter of fiscal 2020.

Index
Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 29, 2019	March 29, 2020	March 29, 2019
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$5,547	$9,124	$21,666	$30,799
Domestic Units - Company-owned	36	314	240	533
Total Domestic Retail Sales	$5,583	$9,438	$21,906	$31,332

Pie Five Comparable Store Retail Sales - Total	$4,726	$6,014	$19,342	$22,589

Pie Five Average Units Open in Period
Domestic Units - Franchised	43	62	49	67
Domestic Units - Company-owned	-	2	1	1
Total Domestic Units	43	64	50	68

Pie Five system-wide retail sales decreased $3.8 million, or 40.8%, for the three months ended March 29, 2020 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 64 to 43. Comparable store retail sales decreased by $1.3 million, or 21.4%, during the third quarter of fiscal 2020 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $9.4 million, or 30.1%, for the nine month period ended March 29, 2020 when compared to the same period of the prior year.   Year-to-date fiscal 2020 compared to the year-to-date of the prior year, average units open in the period decreased from 68 to 50.  Comparable store retail sales decreased by $3.2 million, or 14.4%, during the nine month period ended March 29, 2020 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five Unit activity for the three and nine months ended March 29, 2020:

	Three Months Ended March 29, 2020
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	52	-	(1)	8	43
Domestic - Company-owned	1	-	1	2	-
Total Domestic Units	53	-	-	10	43

	Nine Months Ending March 29, 2020
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	57	3	(1)	16	43
Domestic - Company-owned	1	-	1	2	-
Total Domestic Units	58	3	-	18	43

The net decreases of Pie Five units during the three and nine months ended March 29, 2020 were primarily the result of the closure of poor-performing stores. We believe the net closure of Pie Five units will continue in the near term and eventually reverse in future periods.

Index
Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 29,	March 24,	March 29,	March 24,
	2020	2019	2020	2019
Store weeks (excluding partial weeks)	4	25	30	51
Average weekly sales	9,034	12,560	8,108	10,451
Average number of units	1	2	1	1

Restaurant sales (excluding partial weeks)	36	314	240	533
Restaurant sales	36	314	240	533

Loss before taxes	(446)	(253)	(885)	(677)
Allocated marketing and advertising expenses	(2)	16	12	27
Depreciation/amortization expense	-	31	-	93
Impairment, other lease charges and non-operating store costs	332	178	679	428
Restaurant operating cash flow	(116)	(28)	(194)	(129)

Average weekly sales for Company-owned Pie Five Units decreased $3,526, or 28.1%, to $9,034 for the three months ended March 29, 2020 compared to $12,560 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow decreased $0.1 million during the third quarter of fiscal 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores increased $0.2 million for the three months ended March 29, 2020 compared to the same period of the prior year.  The increased loss was primarily the result of the closure of all remaining Company-owned stores during the period.

Average weekly sales for Company-owned Pie Five Units decreased $2,343, or 22.4%, to $8,108 for the nine months ended March 29, 2020 compared to $10,451 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow decreased $65 thousand during the nine month period ended March 29, 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores increased $0.2 million for the nine months ended March 29, 2020 compared to the same period of the prior year.  The increased loss was primarily the result of the closure of all remaining Company-owned stores during the period partially offset by reduced deprecation and other expenses.

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
•
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, severance, gain/loss on sale of assets, costs related to impairment and other lease charges, discontinued operations, franchisee default and closed store revenue/expense, and closed and non-operating store costs.

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
•
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) operations management and extraordinary expenses, (4) impairment and other lease charges, and (5) non-operating store costs.

•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
•	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine months ended March 29, 2020 and March 24, 2019 (in thousands):

Three Months Ended March 29, 2020	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total

	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
REVENUES:
Franchise and license revenues	$1,942	$1,645	$661	$1,102	$-	$-	$-	$-	$2,603	$2,747
Restaurant sales	-	-	-	-	36	314	-	-	36	314
Rental income	-	-	-	-	-	-	54	-	54	-
Interest income and other	-	-	4	-	-	-	8	9	12	9
Total revenues	1,942	1,645	665	1,102	36	314	62	9	2,705	3,070

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	104	382	-	-	104	382
General and administrative expenses	-	-	-	-	46	47	1,609	1,522	1,655	1,569
Franchise expenses	374	337	486	551	-	-	-	-	860	888
Loss on sale of assets	-	-	-	-	-	-	18	104	18	104
Impairment of long-lived assets
and other lease charges	-	-	-	-	332	107	163	112	495	219
Bad debt	-	-	-	-	-	-	11	16	11	16
Interest expense	-	-	-	-	-	-	24	26	24	26
Amortization and depreciation expense	-	-	-	-	-	31	45	89	45	120
Total costs and expenses	374	337	486	551	482	567	1,870	1,869	3,212	3,324

INCOME/(LOSS) BEFORE TAXES	$1,568	$1,308	$179	$551	$(446)	$(253)	$(1,808)	$(1,860)	$(507)	$(254)

Nine Months Ending March 29, 2020	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total

	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019	March 29, 2020	March 24, 2019
REVENUES:
Franchise and license revenues	$5,454	$5,338	$2,536	$3,348	$-	$-	$-	$-	$7,990	$8,686
Restaurant sales	-	-	-	-	240	533	-	-	240	533
Rental Income	-	-	-	-	-	-	144	-	144	-
Interest income and other	-	-	3	-	-	-	34	37	37	37
Total revenues	5,454	5,338	2,539	3,348	240	533	178	37	8,411	9,256

COSTS AND EXPENSES:
Cost of sales	-	-	-	-	353	715	-	-	353	715
General and administrative expenses	-	-	-	-	99	125	4,484	4,498	4,583	4,623
Franchise expenses	1,151	1,257	1,413	1,584	-	-	-	-	2,564	2,841
Loss (gain) on sale of assets	-	-	-	-	-	-	7	(250)	7	(250)
Impairment of long-lived assets and other lease charges	-	-	-	-	673	277	163	112	836	389
Bad debt	-	-	-	-	-	-	39	211	39	211
Interest expense	-	-	-	-	-	-	75	77	75	77
Amortization and depreciation expense	-	-	-	-	-	93	141	292	141	385
Total costs and expenses	1,151	1,257	1,413	1,584	1,125	1,210	4,909	4,940	8,598	8,991

INCOME/(LOSS) BEFORE TAXES	$4,303	$4,081	$1,126	$1,764	$(885)	$(677)	$(4,731)	$(4,903)	$(187)	$265

Revenues:

Revenues are derived from franchise royalties, franchise license fees, supplier and distributor incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended March 29, 2020 and for the same period in the prior fiscal year were $2.7 million and $3.1 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues and lower sales from Company-owned restaurants partially offset by an increase in Pizza Inn franchise and license fees.

Total revenues for the nine month period ended March 29, 2020 and for the same period in the prior fiscal year were $8.4 million and $9.3 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues and lower sales from Company-owned restaurants partially offset by an increase in Pizza Inn franchise and license fees.

Index
Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues increased by $0.3 million to $1.9 million for the three month period ended March 29, 2020. Pizza Inn franchise and license revenues increased to $5.5 million for the nine month period ended March 29, 2020 from $5.3 million for the same period of the prior fiscal year.

Pie Five Franchise Revenues

Pie Five franchise and license revenues decreased by $0.4 million to $0.7 million for the three month period ended March 29, 2020. The decrease was primarily driven by decreases in supplier incentives, domestic royalties and brand advertising fund revenues due to fewer retail stores. Pie Five franchise and license revenues decreased to $2.5 million for the nine month period ended March 29, 2020 compared to $3.3 million for the same period in the prior fiscal year for the same reason.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased $0.3 million for the fiscal quarter ended March 29, 2020 compared to the fiscal quarter ended March 24, 2019. In the nine month period ended March 29, 2020, restaurant sales decreased to $0.2 million from $0.5 million in sales for the same period of the prior fiscal year.  In both cases, the decrease was primarily due to closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

Index
Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $0.1 million for the three month period ended March 29, 2020 from the $0.4 million in the three month period ended March 24, 2019. For the nine month period ended March 29, 2020, total cost of sales decreased to $0.4 million from the $0.7 million in the same period of the prior fiscal year. The decreases in costs of sales in both three and nine month periods reflect the closure of Company-owned restaurants.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million to $1.7 million for the three month period ended March 29, 2020 compared to $1.6 million for the same period of the prior fiscal year. Total general and administrative expenses remained mostly unchanged at $4.6 million for the nine month period ended March 29, 2020 and March 24, 2019. For the three month period, the increase was primarily the result of increased corporate overhead.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses remained stable at $0.9 million for the three month period ended March 29, 2020 and March 24, 2019. Total Franchise expenses decreased to $2.6 million for the nine month period ended March 29, 2020 compared to $2.8 million for the nine month period ended March 24, 2019 primarily due to a reduction in employees supporting Pizza Inn and Pie Five franchising.

Loss/Gain on Sale of Assets

Loss on sale of assets declined to $18 thousand in the third quarter of fiscal 2020 compared to $0.1 million during the same period of fiscal 2019 due to decreased disposal activity from previously closed Company-owned restaurants.  Loss on sale of assets was nominal for the nine months ended March 29, 2020 for the same reason.  A gain on sale of assets of $0.3 for the nine months ended March 24, 2019 was primarily attributable to disposal of equipment from closed Company-owned restaurants which had previously been written down below the ultimate sale price.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was $0.5 million for the three month period ended March 29, 2020 compared to $0.2 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges was $0.8 million for the nine month period ended March 29, 2020 compared to $0.4 million for the same period of the prior fiscal year. For the three and nine month periods ended March 29, 2020, these charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense for the three and nine month period ended March 29, 2020, decreased $5 thousand and $172 thousand, respectively, as compared to the comparable periods in the prior fiscal year.

Interest Expense

Interest expense remained stable in the three and nine month period ended March 29, 2020 compared to the same fiscal periods of the prior year.

Index
Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $45 thousand for the third quarter of fiscal 2020 compared to $120 thousand for the same period of the prior year.  Depreciation and amortization expense decreased to $0.1 million for the nine months ended March 29, 2020, compared to $0.4 million for the same period of the prior year.  In both cases, the decrease was primarily the result of the closure of Company-owned Pie Five Units.

Provision for Income Tax

For the nine months ended March 29, 2020, the Company recorded an income tax expense of $4.1 million including federal deferred tax expense of $4.1 million and state deferred tax expense of $12 thousand and $11 thousand in current state taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. For the quarter ending March 29, 2020, it was determined that the valuation allowance on deferred tax assets should be increased by $4.3 million resulting in a full valuation allowance.

As of March 29, 2020, the Company reflects $6.7 million of deferred tax assets and a valuation allowance of $6.7 million.  The Company will continue to review the need for future adjustments to the valuation allowance.

Index
Liquidity and Capital Resources

During the nine month period ended March 29, 2020, our primary source of liquidity was cash flows from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $0.8 million for the nine month period ended March 29, 2020 compared to cash provided of $0.4 million for the nine month period ended March 24, 2019. The primary driver of decreased cash flows during the nine month period ended March 29, 2020 was lease termination payments of $1.0 million related to closed Company-owned Pie Five stores.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities of $64 thousand during the nine month period ended March 29, 2020 was primarily attributable to $117 thousand in payments received on notes receivable partially offset by capital expenditures of $53 thousand. Cash provided by investing activities during the nine month period ended March 24, 2019 of $93 thousand was primarily attributed $169 thousand from the sale of assets offset by capital expenditures of $76 thousand.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash flow provided by financing activities was $10 thousand for the nine month period ended March 29, 2020 compared to $32 thousand for the nine month period ended March 24, 2019. Cash flows from financing activities for the nine months ended March 29, 2020 and March 24, 2019 were both primarily due to at-the-market sales of common stock.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through March 29, 2020, the Company had sold an aggregate of 205,298 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.3 million.

Although we have furloughed certain employees, reduced base salary by 20% for all remaining employees and otherwise reduced expenses, we expect significantly reduced cash flow from operations during the fourth quarter of fiscal 2020 and continuing into fiscal 2021 as a result of the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations, net proceeds from government loan programs and proceeds from sales of common stock through the 2017 ATM Offering will be sufficient to fund operations for the next 12 months.

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

During the nine month period ended March 29, 2020, $64 thousand in par value of the Notes were converted to common shares. As of March 29, 2020, $1.6 million in par value of the Notes were outstanding, offset by $0.1 million of unamortized debt issue costs and unamortized debt discounts.

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

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier incentives. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 29, 2020 and March 24, 2019, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the United States District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment.  In general, the suit asserts that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him.  The suit primarily seeks the issuance to Mr. Crane of 928,000 shares of the Company’s common stock and $300,000 of severance, as well as unspecified attorney’s fees and court costs.  In the alternative, the suit seeks $2.4 million in actual damages plus unspecified exemplary damages, interest, attorney’s fees and court costs. A motion to dismiss was filed on Rave’s behalf and a ruling on the motion is pending.  The case is in the discovery phase and trial is set for April 5, 2021. The Company believes that all of the claims are without merit and intends to vigorously defend the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended March 29, 2020.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 29, 2020, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 13, 2020, the Company received the proceeds from a loan in the amount of $656,830 (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).  The PPP Loan matures on April 10, 2022 and bears interest at a rate of 0.98% per annum. Commencing November 10, 2020, we are required to pay the Lender equal monthly payments of principal and interest as necessary to fully amortize by April 10, 2022 the principal amount outstanding on the PPP Loan as of October 10, 2020. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties. The PPP Loan is evidenced by a promissory note dated April 10, 2020, which contains various certifications and agreements related to the PPP, as well customary default and other provisions.

The PPP Loan is unsecured by the Company and is guaranteed by the SBA.  All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company accompanied by documentation of expenditures in accordance with SBA requirements under the PPP.  In the event all or any portion of the PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal.

Index
Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Indenture for 4% Convertible Senior Notes due 2022 (filed as Exhibit 4.1 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

4.2	Pledge Agreement (filed as Exhibit 4.2 to Form S-3/A filed January 6, 2017 and incorporated herein by reference).

4.3	Supplemental Indenture Number (filed as Exhibit 4.1 to Form 8-K filed November 9, 2017 and incorporated herein by reference).

10.1
Letter agreement dated December 16, 2019, between Rave Restaurant Group, Inc. and Clinton Fendley (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed January 7, 2020). *

10.2
Note, dated April 10, 2020, by and between Rave Restaurant Group, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed April 16, 2020).

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

Dated: June 29, 2020