Form 10-K
period 2020-06-28
RAVE RESTAURANT GROUP, INC.
filed 2020-09-28
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 28, 2020.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the transition period from _____ to _____.

Commission File Number 0-12919

RAVE RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	Nasdaq Capital Market

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

As of September 23, 2020, there were 15,465,222 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 8, 2020, have been incorporated by reference in Part III of this report.

Index
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

As of June 28, 2020, we had 42 franchised Pie Five Units, 176 franchised Pizza Inn restaurants and 13 licensed PIE Units.  The 138 domestic franchised Pizza Inn restaurants were comprised of 83 Buffet Units, ten Delco Units and 45 Express Units.  As of June 28, 2020, there were 38 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 19%, 17% and 9%, respectively, of the total number of domestic units.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market, and presently trades on the NASDAQ Capital Market under the ticker symbol “RAVE.”  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.  In November 2012, we signed our first franchise development agreement for Pie Five.  In 2019, we launched the PIE kiosk and convenience store solution to meet the consumer demand for tasty and high-quality pizzas within a grab-and-go delivery model.

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

Index
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

Delco Units offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments.  Delco Units typically offer a variety of crusts and some combination of side items.  Delco Units occupy approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating.    The decor of the Delco Unit is designed to be bright and highly visible and feature neon lighted displays and awnings.  We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service. We discontinued offering new domestic Delco Unit franchises during fiscal 2014.

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

Historically, the Company established PIE Units to serve customers through a non-traditional, licensed pizza-only model called Pizza Inn Express. Like Delco Units and Express Units, the PIE Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit. The Company does not intend to expand the licensed business model in the foreseeable future.

Pie Five

Pie Five is a fast-casual pizza concept that creates individualized pizzas which are baked in our specially designed oven.  Pizzas are created at the direction of our customers who choose from a variety of freshly prepared and displayed proprietary and non-proprietary toppings, cheeses, sauces and doughs.  Customers can also get freshly prepared side salads, also made to order from our recipes or at the customer’s direction.  They can also choose from several baked daily desserts like brownies, cookie pies, and cakes.  A variety of soft beverages are available, as well as beer and wine in some locations.

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

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics using a third-party customer and site selection tool, as well as a proprietary evaluation process.  We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2021, particularly in the Middle East.

Index
In appropriate circumstances, the Company previously granted area developer rights for Pizza Inn restaurants in existing domestic markets. However, the Company is no longer pursuing such agreements.  A Pizza Inn area developer typically paid a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and, previously, agreed to a multi-restaurant development schedule. The area developer assisted us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

We intend to continue developing franchised Pie Five Units domestically and internationally. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets and by our ability to continue training and monitoring our franchisees.  We intend to continue to focus on franchise development opportunities with experienced, well-capitalized, restaurant operators.  In addition, we intend to take the brand into international markets.

Domestic Franchise Operations

Franchise and development agreements. We discontinued offering new domestic Delco Unit franchises during fiscal 2014.  Our current standard forms of domestic franchise agreements provide for the following basic terms:

	Pizza Inn		Pie Five
	Buffet Unit	Express Unit	Pie Five Unit
Development fee per unit	$–	$–	$5,000
Franchise fee per unit	$30,000	$5,000	$20,000
Initial franchise term	20 years	5 years	10 years
Renewal period	10 years	5 years	5 years
Royalty rate % of sales	4%	5%	6%
National ad fund % of sales	1%	2%	2%
Required total ad spending % of sales	5%	2%	5%

Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have evolved, and our present franchise relationships are evidenced by a variety of contractual forms.  Common to those forms are provisions that: (i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee, contribute a specified percentage of sales to a marketing fund managed by the Company, and continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.

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

Domestic Kiosk License Operations

Kiosk license agreements. Our PIE Units are typically offered for five-year initial license periods with options for additional five year renewals.  PIE Unit licensees are not charged development fees, license fees, royalties, or advertising assessments.  PIE Unit license agreements require that the licensee comply with standards of the Pizza Inn brand, including marketing, kiosk system configuration, and sales and sourcing of authorized products and services. The mandated products and sourcing provisions within the PIE Unit licensing agreement result in supplier rebates for the Company.

Index
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

Company-Owned Restaurant Operations

As of June 28, 2020, we did not operate any Company-owned restaurants. We do not presently intend to open or operate any Company-owned restaurants during fiscal 2021.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s.  As of June 28, 2020, there were 38 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

Our franchisees and licensees purchase food and supplies directly from authorized, reputable, and experienced supply and distribution companies. The Company provides sourcing, quality assurance, and research and development for both the Pizza Inn and Pie Five systems.  The authorized distributors make deliveries to all domestic units from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  As a franchisor, the Company is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment and supplies for the franchisees’ and licensees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing and product consistency.  Franchisees and licensees are able to source all products and ingredients from authorized distributors.  In order to assure product quality and consistency, our franchisees and licensees are required to purchase from authorized distributors certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats and spice blend.  Franchisees and licensees may purchase other non-proprietary food products and supplies either from authorized distributors or from other suppliers who meet our requirements for quality and reliability.

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

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, and do not anticipate any difficulty in obtaining inventories or supplies in the foreseeable future.  Prices charged by our suppliers are subject to fluctuation, and franchisees and licensees bear increased costs or benefit from savings through changes in product pricing.  We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high-volume products.

Index
Marketing and Advertising

By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share.  We offer or facilitate several ways for the brand image and message to be promoted at the local and regional levels.

Pizza Inn and Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, customer satisfaction systems, social media and e-mail marketing, television and radio commercials, in-store promotional materials, related marketing and public relations services, and consumer research.  We anticipate continuing to optimize Pizza Inn and Pie Five marketing activities commensurate with the contributions of the marketing funds.

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

We are subject to Federal Trade Commission (“FTC”) regulations and to various state laws regulating the offer and sale of franchises.  The FTC requires us to furnish to prospective franchisees a franchise disclosure document containing prescribed information.  Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a number of states, and bills have been introduced in Congress from time to time that would provide for further federal regulation of the franchisor-franchisee relationship in certain respects.  Some foreign countries also have disclosure requirements and other laws regulating franchising and the franchisor-franchisee relationship.

Employees

As of June 28, 2020, we had 22 employees. None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a number of international, national and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  In recent years, several competitors have developed fast-casual pizza concepts that compete with Pie Five in certain metropolitan areas.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

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

Index
ITEM 1A.	RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot.  This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and has elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021.

As of June 28, 2020, the Company had contingent and direct lease obligations for 16 additional locations.  Two of the lease obligations have been subleased, nine of the lease obligations have been assigned to franchisees, and five of the lease obligations are direct lease obligations for non-operating locations.  These leased properties range in size from 2,021 to 2,850 square feet, have annual rental rates ranging from approximately $28.00 to $44.00 per square foot and expire between 2022 and 2028.  The Company is currently pursuing alternatives for subleasing or terminating the remaining five non-operating unexpired leases.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Index
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of September 10, 2020, there were approximately 1,896 stockholders of record of the Company’s common stock.

The Company had no sales of unregistered securities during fiscal 2020 or 2019.

The Company’s common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. The following table shows the highest and lowest price per share of the common stock during each quarterly period within the two most recent fiscal years, as reported by NASDAQ.  Such prices reflect inter-dealer quotations, without adjustment for any retail markup, markdown or commission.

	High	Low
Fiscal 2020:
Fourth Quarter Ended 6/28/2020	$1.23	$0.52
Third Quarter Ended 3/29/2020	1.83	0.69
Second Quarter Ended 12/29/2019	2.85	1.44
First Quarter Ended 9/29/2019	3.21	2.04

Fiscal 2019:
Fourth Quarter Ended 06/30/2019	$3.60	$1.05
Third Quarter Ended 3/24/2019	2.05	0.64
Second Quarter Ended 12/23/2018	1.74	0.91
First Quarter Ended 9/23/2018	1.60	1.20

The Company did not pay any dividends on its common stock during the fiscal years ended June 28, 2020 or June 30, 2019.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal year ended June 28, 2020.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).   Subsequent to June 28, 2020, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Index
Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 28, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock option compensation plans approved by security holders	206,750	$4.96	2,916,661

Stock option compensation plans not approved by security holders	–	–	–

Total	206,750	$4.96	2,916,661

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See “Forward-Looking Statements.”

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express kiosks (“PIE Units”) under the trademark “Pizza Inn”.  We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.  At June 28, 2020, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

Fiscal Year Ended June 28, 2020
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	151	$75,973	42	$24,779	193	$100,752
Company-Owned	–	–	–	240	–	240
Total Domestic Units	151	$75,973	42	$25,019	193	$100,992

International Franchised	38		–		38

The domestic units were located in 20 states predominately situated in the southern half of the United States.  The international restaurants were located in six foreign countries.

The following table summarizes domestic comparable store retail sales for the Company. Week 53 from fiscal year 2019 was added to fiscal year 2020 so that the number of weeks is comparable.

	53 Weeks Ended
	June 28, 2020	June 30, 2019
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$74,767	$81,986
Pie Five Domestic Comparable Store Retail Sales	22,694	26,905
Total Rave Comparable Store Retail Sales	$97,461	$108,891

Basic and diluted net income per common share decreased $0.23 to a net loss of $0.28 per share for fiscal 2020 compared to a net loss of $0.05 per share in the prior fiscal year.  Net income decreased $3.4 million to a net loss of $4.2 million for fiscal 2020 compared to a net loss of $0.8 million for the prior fiscal year on revenues of $10.0 million for fiscal 2020 as compared to $12.3 million in fiscal 2019.

Index
Adjusted EBITDA for the fiscal year ended June 28, 2020, improved to $0.6 million compared to $0.4 million for the comparable period of the prior fiscal year.  The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
Net loss	$(4,233)	$(750)
Interest expense	95	104
Income taxes	4,078	(51)
Depreciation and amortization	186	466
EBITDA	$126	$(231)
Stock compensation expense	(104)	36
Severance	157	—
Loss (gain) on sale/disposal of assets	(24)	(551)
Impairment of long-lived assets and other lease charges	880	1,664
Franchisee default and closed store revenue	(606)	(777)
Closed and non-operating store costs	137	238
Adjusted EBITDA	$566	$379

Results of operations for the fiscal years 2020 and 2019 included 52 weeks and 53 weeks, respectively.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world.  Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations.  Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders.  In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders.  In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices. Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service.  Although most of our domestic restaurants have continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. The closure of one Company-owned Pie Five restaurant in January 2020 was unrelated to the COVID-19 outbreak but the quick closure of a Pie Five Unit recently acquired from a franchisee was accelerated by the pandemic.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.  During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Liquidity and Capital Resources--PPP Loan,” below.) We also furloughed certain employees, reduced base salary by 20% for all remaining employees and reduced expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted.

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

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic restaurants that management believes are useful in evaluating performance. Week 53 from fiscal year 2019 was added to fiscal year 2020 so that the number of weeks is comparable.

Index
	53 Weeks Ended
	June 28, 2020	June 30, 2019
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$71,267	$82,950
Delco/Express Units - Franchised	6,200	6,981
PIE Units - Licensed	289	204
Total Domestic Retail Sales	$77,756	$90,135

Pizza Inn Comparable Store Retail Sales - Total Domestic	$74,767	$81,986

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	85	88
Delco/Express Units - Franchised	57	60
PIE Units - Licensed	10	7
Total Domestic Units	153	154

Pizza Inn total domestic retail sales decreased by $12.4 million, or 13.7% compared to the prior year.  The decrease in domestic retail sales was primarily due to the effects of COVID-19.  Pizza Inn domestic comparable store retail sales decreased by $7.2 million, or 8.8%.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 28, 2020:

	Fiscal Year Ended June 28, 2020
	Beginning Units	Opened	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	87	2	6	83
Delco/Express Units - Franchised	59	2	6	55
PIE Units - Licensed	9	4	–	13
Total Domestic Units	155	8	12	151

International Units (all types)	48	5	15	38

Total Units	203	13	27	189

The net decrease of four domestic units was primarily due to modest declines in Buffet and Delco units partially offset by new PIE units.  The net decrease of ten international Pizza Inn units was primarily due to closure of underperforming units in the Middle East partially offset by new units in the region. We believe that this represents a stabilizing of international unit count.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance. Week 53 from fiscal year 2019 was added to fiscal year 2020 so that the number of weeks is comparable.

	53 Weeks Ended
	June 28, 2020	June 30, 2019
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$25,771	$40,681
Domestic Units - Company-owned	240	887
Total Domestic Retail Sales	$26,011	$41,568

Pie Five Comparable Store Retail Sales - Total	$22,694	$26,905

Pie Five Average Units Open in Period
Domestic Units - Franchised	53	65
Domestic Units - Company-owned	1	2
Total Domestic Units	54	67

Pie Five total retail sales decreased $15.6 million, or 37.4%, compared to the prior year.  Average units open in the period decreased to 54 from 67 the prior year.  Comparable store retail sales decreased by $4.2 million, or 15.7% during fiscal 2020 compared to the prior year.

Index
The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 28, 2020:

	Fiscal Year Ended June 28, 2020
	Beginning Units	Opened	Closed	Ending Units

Domestic - Franchised	57	3	18	42
Domestic - Company-owned	1	1	2	–
Total Domestic Units	58	4	20	42

The net decrease of 16 Pie Five units during fiscal 2020 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth.  We believe that this trend of net store closures will moderate and then reverse in future periods.

Pie Five - Company-Owned Restaurants	Fiscal Year Ended
(in thousands, except store weeks and average data)	June 28,	June 30,
	2020	2019
Store weeks (excluding partial weeks)	30	79
Average weekly sales	8,108	11,253
Average number of units	1	2

Restaurant sales (excluding partial weeks)	240	887
Restaurant sales	240	887

Loss from continuing operations before taxes	(1,006)	(2,001)
Allocated marketing and advertising expenses	12	44
Depreciation/amortization expense	–	123
Impairment, other lease charges and non-operating store costs	810	1,135
Restaurant operating cash flow	(184)	(699)

Total retail sales of Company-owned Pie Five restaurants decreased $0.6 million, or 72.9%, to $0.2 million for fiscal 2020 compared to $0.9 million for fiscal 2019 primarily as a result of decreased store count.  Average weekly sales for Company-owned Pie Five restaurants also decreased $3,145, or 27.9%, to $8,108 for the fiscal year ended June 28, 2020 compared to $11,253 for the prior year.  The decrease in average weekly sales was primarily attributable to a similar decline in comparable store retail sales.

Loss from continuing operations before taxes for Company-owned Pie Five stores decreased $1.0 million for the fiscal year ended June 28, 2020 compared to the same period of the prior year primarily due to the closure of Company-owned restaurants.  Similarly, operating cash flow from Company-owned Pie Five restaurants improved by $0.5 million to $0.2 million cash used in fiscal 2020 compared to $0.7 million cash used in fiscal 2019.

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

Index
The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have the meaning and are calculated as follows:

•	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
•
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense,  severance costs, gain/loss on sale of assets, costs related to impairment, closed and non-operating store costs, and franchisee default and closed store revenues.

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
•
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) depreciation and amortization, (3) impairment and other lease charges, and (4) non-operating store costs.

•	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.

Fiscal years 2020 and 2019 included 52 weeks and 53 weeks, respectively.  In order to reflect comparable 53 week periods, the last week of fiscal 2019 has been included in both periods in the presentation of retail sales, average units open and comparable store retail sales.

Financial Results

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
REVENUES:
Franchise and license revenues	$6,662	$7,192	$2,891	$4,191	$–	$–	$–	$–	$9,553	$11,383
Restaurant sales	–	–	–	–	240	889	–	–	240	889
Rental Income	—	—	—	—	—	—	195	—	195	—
Interest income and other	–	–	3	1	–	(2)	37	48	40	47
Total revenues	6,662	7,192	2,894	4,192	240	887	232	48	10,028	12,319

COSTS AND EXPENSES:
Cost of sales	–	–	–	–	439	1,120	–	–	439	1,120
General and administrative expenses	–	–	–	–	90	196	5,413	5,078	5,503	5,274
Franchise expenses	1,297	1,680	1,754	2,098	–	–	–	–	3,051	3,778
Gain on sale of assets	–	–	–	–	–	–	(24)	(551)	(24)	(551)
Impairment of long-lived assets
and other lease charges	–	–	–	–	717	1,449	163	215	880	1,664
Bad debt	–	–	–	–	–	–	53	1,265	53	1,265
Interest expense	–	–	–	–	–	–	95	104	95	104
Amortization and depreciation expense	–	–	–	–	–	123	186	343	186	466
Total costs and expenses	1,297	1,680	1,754	2,098	1,246	2,888	5,886	6,454	10,183	13,120

INCOME/(LOSS) BEFORE TAXES	$5,365	$5,512	$1,140	$2,094	$(1,006)	$(2,001)	$(5,654)	$(6,406)	$(155)	$(801)

Index
Revenues:

Revenues are derived from (1) franchise royalties, franchise fees and supplier incentives, (2) sales by Company-owned restaurants, (3) sublease rental income, and (4) interest and other income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.  Total revenues for fiscal 2020 and fiscal 2019 were $10.0 million and $12.3 million, respectively.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise revenues decreased by $0.5 million to $6.7 million in fiscal 2020 compared to $7.2 million in fiscal 2019. The 7.4% decrease was primarily due to the effects of COVID-19.

Pie Five Franchise and License Revenues

Pie Five franchise revenues decreased by $1.3 million to $2.9 million for fiscal 2020 compared to $4.2 million for fiscal 2019. The 31.0% decrease was primarily due to reduced restaurant count and the effects of COVID-19.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased 72.9%, or $0.6 million, to $0.2 million for fiscal 2020 compared to $0.9 million for fiscal 2019.  The decrease in restaurant sales was primarily a result of the closure of all remaining Company-owned stores during fiscal 2020.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs and labor directly related to Company-owned restaurant sales. These costs decreased 60.8%, or $0.7 million, to $0.4 million for fiscal 2020 compared to $1.1 million in fiscal 2019.  The decrease was primarily the result of the closure of all remaining Company-owned stores during fiscal 2020.

General and Administrative Expenses

Total general and administrative expenses increased $0.2 million to $5.5 million for fiscal 2020 compared to $5.3 million for the prior fiscal year. General and administrative expenses for Company-owned restaurants decreased $0.1 million to $0.1 million for fiscal 2020 compared to $0.2 million for the prior fiscal year primarily as a result of lower store count.  General and administrative expenses for corporate increased $0.3 million to $5.4 million for fiscal 2020 compared to $5.1 million for the prior year primarily as a result of an increase in marketing costs and professional fees.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  Total franchise expenses decreased $0.7 million to $3.1 million in fiscal 2020 from $3.8 million in the prior fiscal year. Pizza Inn franchise expenses decreased $0.4 million to $1.3 million in fiscal 2020 compared to $1.7 million in the prior fiscal year primarily as a result of a reduction in force and lower travel expenses due to COVID-19. Pie Five franchise expenses decreased by $0.3 million to $1.8 million in fiscal 2020 compared to $2.1 million in the prior fiscal year primarily as a result of a reduction in force and lower travel expenses due to COVID-19.

Gain on Sale of Assets

The Company’s gain on sale of assets reflects the net difference between the sale price of assets and the net carrying value of the assets at the time of sale.  Gain on sale of assets decreased to $24 thousand in fiscal 2020 compared to $551 thousand in the prior year due to the sale of two Company-owned stores in fiscal 2019.

Impairment Expenses

Impairment of long-lived assets and other lease charges were $0.9 million for fiscal 2020 compared to $1.7 million for fiscal 2019. Impairment of long-lived assets and other lease charges for Company-owned restaurants of $0.7 million in fiscal 2020 consisted primarily of impairments of leasehold improvements and equipment and lease charges for closed stores.

Index
Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased by $1.2 million to $0.1 million in fiscal 2020 compared to $1.3 million in fiscal 2019 related to uncollectible domestic and international accounts receivable.

Interest Expense

Interest expense decreased $9 thousand for fiscal 2019 to $95 thousand compared to $104 thousand in the prior year due to a decrease in outstanding principal balance of senior convertible notes as a result of conversions during the third quarter of fiscal 2019.

Amortization and Depreciation Expense

Amortization and depreciation expense decreased $0.3 million to $0.2 million in fiscal 2020 compared to $0.5 million in fiscal 2019 primarily as a result of lower depreciation attributable to fewer Company-owned restaurants.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. During the quarter ending March 29, 2020, it was determined that the valuation allowance on deferred tax assets should be increased by $4.3 million resulting in a full valuation allowance.  The Company has maintained the full valuation allowance for the year ended June 28, 2020.

For the year ended, June 28, 2020, the Company recorded an income tax expense of $4.1 million including federal deferred tax expense of $4.1 million and current state tax expense of $25 thousand. As of June 28, 2020, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $0.8 million of the loss carryforwards are limited to 80% and do not expire.

On March 27, 2020, President Trump signed into law the CARES Act. The legislation enacts various measures to assist companies affected by the COVID-19 pandemic. Key income tax-related provisions of the bill include temporary modifications to net operating loss utilization and carryback limitations, allowance of refundable alternative minimum tax credits, reduced limitation of charitable contributions, reduced limitations of business interest expense, and technical corrections to depreciation of qualified improvement property.

Liquidity and Capital Resources
Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities, loan proceeds, and proceeds from the sale of securities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital.  Cash used by operations was $0.4 million in fiscal 2020 compared to cash provided by operations of $0.7 million in fiscal year 2019. The decrease in operating cash flow was primarily attributable to payments on terminated leases.

Cash flows from investing activities reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets.  Cash provided by investing activities was $0.1 million in both fiscal 2020 and fiscal 2019.

Cash flows from financing activities generally reflect changes in the Company’s borrowings and securities activity during the period.  Net cash provided by financing activities was $1.0 million and $0.1 million for the fiscal years ended June 28, 2020 and  June 30, 2019, respectively.  Cash flows from financing activities for fiscal 2020 were primarily the result of proceeds from a government-sponsored loan program and sales of stock in an at-the-market offering. Cash flows from financing activities for fiscal 2019 were primarily the result of sales of stock in the at-the-market offering.

Index
During the fourth quarter of 2020 we furloughed certain employees, reduced base salary by 20% for all remaining employees and otherwise reduced expenses. We expect reduced cash flow from operations during fiscal 2021 as a result of the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations, net proceeds from government sponsored loan programs and proceeds from sales of common stock will be sufficient to fund operations for the next 12 months.

PPP Loan

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

ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 28, 2020, the Company had sold an aggregate of 524,660 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.7 million.

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

During fiscal 2020, $64 thousand in par value of the Notes were converted to common shares.  As of June 28, 2020, $1.6 million in par value of the Notes was outstanding, offset by $48 thousand of unamortized debt issue costs and unamortized debt discounts.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand, operating cash flow, loan proceeds, and sales of securities.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2021 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2020, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.2 million primarily related to assets held for sale. The Company also had lease charges related to closed units of $0.7 million.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 28, 2020 and June 30, 2019, the Company had no uncertain tax positions.

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

The new standard became effective for the Company in the first quarter of fiscal 2020 and was adopted using a modified retrospective approach with the date of initial application on July 1, 2019. Consequently, upon transition, the Company recognized an operating lease right of use asset and an operating lease liability. The Company applied the following practical expedients as provided in the standards update which provide elections to:

Index
•	not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);

•	not reassess whether a contract contains a lease, lease classification and initial direct costs; and

•	not reassess certain land easements in existence prior to July 1, 2019.

Through the implementation process, the Company evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standards update. The adoption had an impact to the Condensed Consolidated Balance Sheet as of July 1, 2019 relating to the recognition of operating lease right of use assets and operating lease liabilities which represented approximately a 30% change to total assets and a 64% change to total liabilities. The impact of adoption of this new standards update was as follows (in thousands):

	Adoption	July 1, 2019 Reclassification (1)	Total Adjustment
Balance Sheet:
Operating lease right of use assets	$3,428	$434	$3,862
Operating lease liabilities, current	528		528
Operating lease liabilities, net current portion	3,347		3,347

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

Index
As of June 28, 2020, the Company had no Company-owned restaurants.

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

The components of total lease expense for the fiscal year ended June 28, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

Fiscal Year Ended June 28, 2020
Operating lease cost	$670
Sublease income	(195)
Total lease expense, net of sublease income	$475

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities	$684

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 28, 2020
Operating lease right of use assets, net	$3,567
Operating lease liabilities, current	632
Operating lease liabilities, net of current portion	3,471

Index
Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 28, 2020
Weighted average remaining lease term	5.3 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2021	$785
2022	804
2023	813
2024	766
Thereafter	1,448
Total operating lease payments	4,616)
Less: imputed interest	$(513
Total operating lease liability	$4,103

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 28, 2020.

Index
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

Index
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

4.4	Description of Registrant’s Securities.

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 27, 2015 and incorporated herein by reference).*

10.4
Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.5
First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.6	Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc.

10.7	At Market Issuance Sales Agreement between the Company and B. Riley FBR, Inc. (filed as Exhibit 1.01 to Form 8-K filed December 5, 2017).*

10.8	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.9	Letter agreement dated November 4, 2019, between Rave Restaurant Group, Inc. and Mike Burns (filed as Exhibit 10.1 to Form 8-K filed November 15, 2019 and incorporated herein by reference).*

10.10	Letter agreement dated December 16, 2019, between Rave Restaurant Group, Inc. and Clinton Fendley (filed as Exhibit 10.1 to Form 8-K filed January 7, 2020 and incorporated herein by reference).*

10.11	Note, dated April 10, 2020, between Rave Restaurant Group, Inc. and JPMorgan Chase Bank, N. A. (filed as Exhibit 10.1 to Form 8-K filed April 16, 2020 and incorporated herein by reference).*

21.1	List of Subsidiaries.

Index
23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

ITEM 16.	FORM 10-K SUMMARY.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 28, 2020	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Clinton D. Fendley
Clinton D. Fendley
Vice President of Finance
(principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 28, 2020

/s/ Clinton D. Fendley
Clinton D. Fendley
Vice President of Finance
(principal financial and accounting officer)	September 28, 2020

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 28, 2020

/s/ Brian T. Bares
Brian T. Bares
Director	September 28, 2020

/s/ Robert B. Page
Robert B. Page
Director	September 28, 2020

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 28, 2020

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 28, 2020

Index
RAVE RESTAURANT GROUP, INC.

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rave Restaurant Group, Inc. (the “Company”) and subsidiaries as of June 28, 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note K to the financial statements, on March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The ultimate financial impact and duration of these events cannot be reasonably estimated at this time. Our opinion was not modified with respect to this matter.

Prior Period Financial Statements

The financial statements of Rave Restaurant Group, Inc. as of June 30, 2019, were audited by other auditors whose report dated September 30, 2019, expressed an unmodified opinion on those statements.

/s/ ArmaninoLLP
Dallas, Texas

We have served as the Company’s auditor since 2020.
September 28, 2020

Index
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rave Restaurant Group, Inc. (the Company) as of June 30, 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the fiscal year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
Plano, Texas
March 13, 2020

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28, 2020		June 30, 2019

REVENUES:		$10,028		$12,319

COSTS AND EXPENSES:
Cost of sales		439		1,120
General and administrative expenses		5,503		5,274
Franchise expenses		3,051		3,778
Gain on sale of assets		(24)		(551)
Impairment of long-lived assets and other lease charges		880		1,664
Bad debt		53		1,265
Interest expense		95		104
Depreciation and amortization expense		186		466
Total costs and expenses		10,183		13,120

LOSS BEFORE TAXES		(155)		(801)
Income tax expense (benefit)		4,078		(51)
NET LOSS		$(4,233)		$(750)

LOSS PER SHARE OF COMMON STOCK - BASIC:	$	$ (0.28)	$	$ (0.05)

LOSS PER SHARE OF COMMON STOCK - DILUTED:	$	$ (0.28)	$	$ (0.05)

Weighted average common shares outstanding - basic		15,144		15,070

Weighted average common and potential dilutive common shares outstanding		15,144		15,070

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 28, 2020	June 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,969	$2,264
Restricted Cash	234	233
Accounts receivable, less allowance for bad debts of $269 and $209, respectively	965	1,191
Notes receivable, less allowance for bad debt of $0 and $916, respectively	546	389
Inventories	—	7
Income tax receivable	—	4
Property held for sale	—	231
Deferred contract charges	44	38
Prepaid expenses and other	174	346
Total current assets	4,932	4,703

LONG-TERM ASSETS
Property, plant and equipment, net	366	500
Operating lease right of use asset, net	3,567	—
Intangible assets definite-lived, net	155	196
Long-term notes receivable	449	735
Deferred tax asset, net	—	4,060
Long-term deferred contract charges	231	232
Deposits and other	5	—
Total assets	$9,705	$10,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$446	$400
Accounts payable - lease termination impairments	407	832
Accrued expenses	775	834
Deferred rent	—	37
Operating lease liability, current	632	—
Deferred revenues	254	275
Total current liabilities	2,514	2,378

LONG-TERM LIABILITIES
Convertible notes	1,549	1,584
PPP loan	657	—
Deferred rent, net of current portion	—	397
Operating lease liability, net of current portion	3,471	—
Deferred revenues, net of current portion	960	1,561
Other long-term liabilities	51	72
Total liabilities	9,202	5,992

COMMITMENTS AND CONTINGENCIES (SEE NOTE J)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,550,376 and 22,208,141 shares, respectively; outstanding 15,465,222 and 15,090,837 shares, respectively	225	222
Additional paid-in capital	33,531	33,327
Accumulated deficit	(8,716)	(4,483)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,117,304, respectively	(24,537)	(24,632)
Total shareholders’ equity	503	4,434

Total liabilities and shareholders’ equity	$9,705	$10,426

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

BALANCE, June 24, 2018	22,167	$222	$33,206	$(2,493)	(7,119)	$(24,636)	$6,299

ASC 606 cumulative adjustment				(1,622)			(1,622)
Stock compensation expense	—	—	36	382	—	—	418
Conversion of senior notes, net	—	—	—	—	2	4	4
Issuance of common stock	41	—	88	—	—	—	88
Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	(750)	—	—	(750)
BALANCE, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
BALANCE, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	—	—	(31)	—	32	95	64
Stock compensation expense	—	—	(104)	—	—	—	(104)
Issuance of common stock	342	3	354	—	—	—	357
Equity issue costs - ATM offering	—	—	(15)	—	—	—	(15)
Net income	—	—	—	(4,233)	—	—	(4,233)
BALANCE, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 28, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,233)	$(750)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Impairment of long-lived assets and other lease charges	880	1,664
Stock compensation expense	(104)	36
Depreciation and amortization	145	423
Amortization of operating lease asset	471	—
Amortization of intangible assets definite-lived	41	43
Amortization of debt issue costs	29	22
Gain on sale of assets	(24)	(551)
Provision for bad debt (accounts receivable)	53	349
Provision for bad debt (notes receivable)	—	916
Deferred income tax asset (net)	4,060	(198)
Changes in operating assets and liabilities:
Accounts receivable	132	226
Operating notes receivable	104	50
Inventories	7	(1)
Prepaid expenses, deposits and other, net	167	(446)
Restricted Cash	(1)	—
Deferred revenue	(587)	(409)
Accounts payable - trade	46	(21)
Accounts payable - lease termination impairments	(985)	(418)
Operating lease liability	(494)	—
Accrued expenses, deferred rent and other	(67)	(276)
Cash (used in) provided by operating activities	(360)	659

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from fixed asset sales	123	201
Proceeds from sale of assets	—	11
Capital expenditures	(56)	(81)
Cash (used in) provided by investing activities	67	131

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	357	88
Equity issuance costs	(15)	—
Proceeds from PPP loan	657	—
Cash provided by financing activities	999	88

Net increase in cash and cash equivalents	706	878
Cash, cash equivalents, and restricted cash, beginning of period	2,497	1,619
Cash, cash equivalents, and restricted cash, end of period	$3,203	$2,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$66	$72
Income taxes	$18	$168

Non-cash activities:
Conversion of notes to common shares	$64	$4
Notes receivable from sales of fixed assets	$—	$654
Operating lease right of use assets at adoption	$4,150	$—
Operating lease liability at adoption	$4,894	$—

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and operate and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  The Company also licenses pizza kiosks under the “Pizza Inn” trademark. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third party distributors.
As of June 28, 2020,  we had 42 franchised Pie Five Units, 176 franchised Pizza Inn restaurants, and 13 licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 138 domestic franchised Pizza Inn restaurants were comprised of 83 pizza buffet restaurants (“Buffet Units”), 10 delivery/carry-out restaurants (“Delco Units”), and 45 express restaurants (“Express Units”).  As of June 28, 2020, there were 38 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 19%, 17% and 9%, respectively, of the total number of domestic units.

Principles of Consolidation:

The consolidated financial statements include the accounts of Rave Restaurant Group, Inc. and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  Restricted cash of $0.2 million at June 28, 2020 and June 30, 2019 is omitted from cash and cash equivalents and is included in other long term assets.  The restricted cash is held in an interest-bearing money market account and is restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  At June 28, 2020 and June 30, 2019, and at various times during the fiscal years then ended, cash and cash equivalents were in excess of Federal Depository Insurance Corporation insured limits.  We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets.  At June 28, 2020 and June 30, 2019, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with four franchisees on notes receivables with both short and long term maturities.  As of June 28, 2020, the Company had one short term note receivable with one franchisee and the Company had five notes receivable with three franchisees totaling $1.1 million. The financed asset sales were executed with a weighted average interest rate of 4.6%. Principal and interest payments are due monthly and a balloon payment is due after 24 months.

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

Index
Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to ten years.

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2020, the Company tested its long-lived assets for impairment and recognized pre-tax, non-cash impairment charges of $0.2 million primarily related to assets held for sale. The Company also had lease charges related to closed units of $0.7 million.

Accounts Receivable:

Accounts receivable consist primarily of receivables generated from franchise royalties.  The Company records a provision for doubtful receivables to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.  The interest income recorded from finance charges is immaterial.

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principle and interest payments are due monthly.  Interest income is recognized monthly. Notes receivable mature at various dates through 2022 and bear interest at a weighted average rate of 4.6% at June 28, 2020.

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

The expected principal collections on notes receivable for the next three years were as follows as of June 28, 2020 (in thousands):

Notes Receivable
2021	$546
2022	449
2023	–
$995

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. During the quarter ending March 29, 2020, it was determined that the valuation allowance on deferred tax assets should be increased by $4.3 million resulting in a full valuation allowance.  The Company has maintained the full valuation allowance for the year ended June 28, 2020.

Index
For the year ended, June 28, 2020, the Company recorded an income tax expense of $4.1 million including federal deferred tax expense of $4.1 million and current state tax expense of $20 thousand. As of June 28, 2020, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $0.8 million of the loss carryforwards are limited to 80% and do not expire.

Under ASC 740, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges are recorded as income tax expense, as incurred, in the Consolidated Statements of Operations.  There were no such charges or accruals for the years ended June 28, 2020 and June 30, 2019.

Adoption of ASC 842, “Leases”

In February 2016, FASB issued Accounting Standards Codification 842, Leases (“ASC 842”) which requires an entity to recognize a right of use asset and lease liability for all leases. Classification of leases as either a finance or operating lease determines the recognition, measurement and presentation of expenses.

The new standard became effective for the Company in the first quarter of fiscal 2020 and was adopted using a modified retrospective approach with the date of initial application on July 1, 2019. Consequently, upon transition, the Company recognized an operating lease right of use asset and an operating lease liability. The Company applied the following practical expedients as provided in the standards update which provide elections to:

•	not apply the recognition requirements to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option);
•	not reassess whether a contract contains a lease, lease classification and initial direct costs; and
•	not reassess certain land easements in existence prior to July 1, 2019.

Through the implementation process, the Company evaluated each of its lease arrangements and enhanced its systems to track and calculate additional information required upon adoption of this standards update. The adoption had an impact to the Condensed Consolidated Balance Sheet as of July 1, 2019 relating to the recognition of operating lease right of use assets and operating lease liabilities which represented approximately a 30% change to total assets and a 64% change to total liabilities. The impact of adoption of this new standards update was as follows (in thousands):

	Adoption	July 1, 2019 Reclassification (1)	Total Adjustment
Balance Sheet:
Operating lease right of use assets	$3,428	$434	$3,862
Operating lease liabilities, current	528		528
Operating lease liabilities, net of current portion	3,347		3,347

(1) As of June 30, 2019, the Company had $132 thousand recorded within deferred rent for lease incentives incurred at the inception of the affected leases and $302 thousand in deferred rent tenant improvements. Upon adoption of the new standards update, these lease incentives were included within the operating lease liability.

Certain balances have been reclassified. These reclassifications had no effect on net income or stockholders’ equity.

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

Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. Area development exclusivity fees that include rights to sub-franchise are amortized as revenue over the term of the contract.

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

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 28, 2020	June 30, 2019

Restaurant sales	$240	$889
Franchise royalties	3,697	4,814
Supplier and distributor incentive revenues	3,906	4,519
Franchise license fees	853	1,031
Area development fees and foreign master license fees	20	41
Advertising funds	799	684
Supplier convention funds	278	294
Rental income	195	—
Interest income and other	40	47
	$10,028	$12,319

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

Index
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

Fiscal Year:

The Company’s fiscal year ends on the last Sunday in June.  The fiscal year ended June 28, 2020 contained 52 weeks and the fiscal year ended June 30, 2019 contained 53 weeks.

NOTE B – PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 28 2020	June 30, 2019

Equipment, furniture and fixtures	3 - 7 yrs	$808	$867
Software	5 yrs	809	810
Leasehold improvements	10 yrs or lease term, if shorter	472	434
		2,089	2,111
Less: accumulated depreciation/amortization		(1,723)	(1,611)
		$366	$500

Depreciation and amortization expense was approximately $0.2 million and $0.5 million for the fiscal years ended June 28, 2020 and June 30, 2019, respectively.

Intangible assets consist of the following (in thousands):

		June 28, 2020			June 30, 2019
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(181)	$97	$278	$(153)	$125
Name change	15 years	70	(25)	45	70	(21)	49
Prototypes	5 years	230	(217)	13	230	(208)	22
		$578	$(423)	$155	$578	$(382)	$196

Amortization expense for intangible assets was approximately $41 thousand and $43 thousand for the fiscal years ended June 28, 2020 and June 30, 2019, respectively.

Index
NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 28, 2020	June 30, 2019
Compensation	$451	$265
Other	236	478
Professional fees	80	83
Insurance loss reserves	8	8
	$775	$834

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

During fiscal 2020, $64 thousand of the Notes were converted to common shares.  As of June 28, 2020, $1.6 million of the Notes was outstanding, offset by $48 thousand of unamortized debt issue costs and unamortized debt discounts.

NOTE E - PPP LOAN:

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

NOTE F - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
Current - Federal	$–	$–
Current - Foreign	18	131
Current - State	–	15
Deferred - Federal	4,053	(189)
Deferred - State	7	(8)
Provision for income taxes	$4,078	$(51)

Index
The effective income tax rate varied from the statutory rate for the fiscal years ended June 28, 2020 and June 30, 2019 as reflected below (in thousands):

	June 28, 2020	June 30, 2019
Federal income taxes (benefit) based on a statutory rate of 21.0%	$(33)	$(168)
State income tax, net of federal effect	20	93
Foreign taxes	–	15
Permanent adjustments	4	8
Change in valuation allowance	4,081	–
Other	6	1
	$4,078	$(51)

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 28, 2020	June 30, 2019
Reserve for bad debt	$61	$48
Deferred fees	—	17
Other reserves and accruals	568	795
Operating lease liabilities	937	—
Credit carryforwards	171	156
Net operating loss carryforwards	5,371	5,206
Depreciable assets	306	263
Total gross deferred tax asset	7,414	6,485
Valuation allowance	(6,515)	(2,425)
Total deferred tax asset	$899	$4,060

Right-of-use asset	(815)	—
Other deferred tax liabilities	(84)	—
Total deferred tax liabilities	$(899)	$—
Net deferred tax asset	$—	$4,060

For the year ended June 28, 2020, the Company recorded an income tax expense of $4.1 million including federal deferred tax expense of $4.1 million and current state tax expense of $20 thousand. As of June 28, 2020, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $0.8 million of the loss carryforwards are limited to 80% and do not expire.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. During the quarter ending March 29, 2020, it was determined that the valuation allowance on deferred tax assets should be increased by $4.3 million resulting in a full valuation allowance.  The Company has maintained the full valuation allowance for the year ended June 28, 2020.

On March 27, 2020, President Trump signed into law the CARES Act. The legislation enacts various measures to assist companies affected by the COVID-19 pandemic. Key income tax-related provisions of the bill include temporary modifications to net operating loss utilization and carryback limitations, allowance of refundable alternative minimum tax credits, reduced limitation of charitable contributions, reduced limitations of business interest expense, and technical corrections to depreciation of qualified improvement property.

NOTE G - LEASES:

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot.  This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and has elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021.

Index
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

As of June 28, 2020, the Company had no Company-owned restaurants.

Information Technology Equipment

The Company rents information technology equipment, primarily printers and copiers, from a third party for its corporate office location. Information technology equipment agreements are typically structured with non-cancelable terms of one to five years. The Company has concluded that its information technology equipment commitments are operating leases.

Discount Rate

Leases typically do not provide an implicit interest rate. Accordingly, the Company is required to use its incremental borrowing rate in determining the present value of lease payments based on the information available at the lease commencement date. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company uses the implicit rate in the limited circumstances in which that rate is readily determinable.

Index
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

The components of total lease expense for the fiscal year ended June 28, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

Fiscal Year Ended June 28, 2020
Operating lease cost	$670
Sublease income	(195)
Total lease expense, net of sublease income	$475

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities	$684

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 28, 2020
Operating lease right of use assets, net	$3,567
Operating lease liabilities, current	632
Operating lease liabilities, net of current portion	3,471

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 28, 2020
Weighted average remaining lease term	5.3 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2021	$785
2022	804
2023	813
2024	766
Thereafter	1,448
Total operating lease payments	4,616
Less: imputed interest	$(513)
Total operating lease liability	$4,103

Index
Premises occupied by Company-owned restaurants were leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 28, 2020 were as follows (in thousands):

Operating Leases
2021	$1,629
2022	1,592
2023	1,444
2024	1,182
2025	1,030
Thereafter	1,027
$7,904

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 28, 2020 were as follows (in thousands):

Sublease Rental Income
2021	$174
2022	175
2023	177
2024	128
2025	53
$707

Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
Minimum rentals	$676	$757
Sublease rentals	(168)	(149)
	$508	$608

NOTE H - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”).  The current plan is a modified continuation of a similar savings plan established by the Company in 1985.  Employees who have completed three months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 15% of their compensation deferred and contributed to the plan subject to certain IRS limitations.  Effective June 27, 2005, the Company has a discretionary matching contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral.  The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit-sharing plan as defined in Section 401(k) of the Code.

For the fiscal year ended June 28, 2020, no matching contributions were made to the tax advantage savings plan by the Company. For the fiscal year ended June 30, 2019, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $39 thousand.

NOTE I - STOCK BASED COMPENSATION PLANS:

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

Index
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

Share based compensation expense is included in general and administrative expense in the consolidated statement of operations.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
	Shares	Shares
Outstanding at beginning of year	216,550	478,056

Granted	–	–
Exercised	–	–
Forfeited/Canceled/Expired	(9,800)	(216,506)

Outstanding at end of period	206,750	261,550

Exercisable at end of period	206,750	261,550

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	$4.82	$4.16

Granted	–	–
Exercised	–	–
Forfeited/Canceled/Expired	1.87	4.27

Outstanding at end of period	$4.96	4.82

Exercisable at end of year	$4.96	4.82

The intrinsic value of options outstanding at June 28, 2020 was zero.

Index
The following table provides information on options outstanding and options exercisable as of June 28, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 28,2020	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 28, 2020	Weighted- Average Exercise Price

$2.36 - 2.75	40,000	1.0	$2.71	40,000	$2.71
$2.76 - 3.30	55,000	2.0	$3.11	55,000	$3.11
$3.31 - 3.95	50,000	6.0	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	3.0	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	4.0	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	5.0	$13.11	24,286	$13.11
	206,750	3.4	$4.96	206,750	$4.96

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

At June 28, 2020, the Company had no unvested options.  Stock compensation expense related to stock options of zero and $35 thousand was recognized in fiscal years 2020 and 2019, respectively.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions.  During fiscal 2020 and 2019, there were no grants of performance-based restricted stock units.

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

Index
Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

A summary of the status of restricted stock units as of June 28, 2020 and June 30, 2019, and changes during the fiscal years then ended is presented below:

	June 28, 2020	June 30, 2019
Unvested at beginning of year	155,106	908,293
Vested during the year	(9,053)	–
Forfeited during the year	(146,053)	(753,187)
Unvested at end of year	–	155,106

NOTE J - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2020 and, as of June 28, 2020, there were 848,425 shares available to be repurchased under the plan.

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 28, 2020, the Company had sold an aggregate of 524,660 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.7 million.

The Company pays to B. Riley FBR a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  The Company had $15 thousand in expenses associated with the 2017 ATM Offering in fiscal 2020.

 NOTE K - COMMITMENTS AND CONTINGENCIES:

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

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world.  Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations.  Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders.  In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders.  In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices. Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service.  Although most of our domestic restaurants have continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. The closure of one Company-owned Pie Five restaurant in January 2020 was unrelated to the COVID-19 outbreak but the quick closure of a Pie Five Unit recently acquired from a franchisee was accelerated by the pandemic.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.  During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Note E--PPP Loan.”) We also furloughed certain employees, reduced base salary by 20% for all remaining employees and reduced expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted.

Index
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

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
Loss from continuing operations	$(4,233)	$(750)
Interest saved on convertible notes at 4%	$65	$63
Adjusted net loss	$(4,168)	$(687)

BASIC:
Weighted average common shares	15,144	15,070

Net income/(loss) per common share	$(0.28)	$(0.05)

DILUTED:
Weighted average common shares	15,144	15,070
Convertible notes	—	—
Dilutive stock options	—	—
Weighted average common shares outstanding	15,144	15,070

Income/(loss) from continuing operations per common share	$(0.28)	$(0.05)

We had 206,750 and 261,550 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 28, 2020 and June 30, 2019, respectively, that were excluded from the weighted average number of shares outstanding on a diluted basis because the effect of such options would be anti-dilutive. These instruments expire at varying times from fiscal 2020 through fiscal 2026.

NOTE M– SEGMENT REPORTING:

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

Index
Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of and for the fiscal years ended June 28, 2020 and June 30, 2019 (in thousands):

	Fiscal Year Ended
	June 28, 2020	June 30, 2019
Net sales and operating revenues:
Pizza Inn Franchising	$6,662	$7,192
Pie Five Franchising	2,894	4,192
Company-Owned Restaurants	240	887
Corporate administration and other	232	48
Consolidated revenues	$10,028	$12,319

Depreciation and amortization:
Pizza Inn Franchising	$–	$–
Pie Five Franchising	–	–
Company-Owned Restaurants	–	123
Combined	–	123
Corporate administration and other (1)	186	343
Depreciation and amortization	$186	$466

Income/(Loss) before taxes:
Pizza Inn Franchising	$5,365	$5,512
Pie Five Franchising	1,140	2,094
Company-Owned Restaurants	(1,006)	(2,001)
Combined	5,499	5,605
Corporate administration and other	(5,654)	(6,406)
Income/(loss) before taxes	$(155)	$(801)

Notes:
(1)	Portions of corporate administration and other have been allocated to segments.

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$9,847	$12,086
Foreign countries	181	233
Consolidated total	$10,028	$12,319

Index
NOTE N - SUBSEQUENT EVENTS:

In preparation of its financial statements, the Company considered subsequent events through September 28, 2020 which was the date the Company’s financial statements were available to be issued.