Form 10-Q
period 2020-09-27
RAVE RESTAURANT GROUP, INC.
filed 2020-11-12
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2020
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

As of November 4, 2020, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

 Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
REVENUES:	$1,903	$2,876

COSTS AND EXPENSES:
Cost of sales	78	134
General and administrative expenses	1,089	1,363
Franchise expenses	547	866
Gain on sale of assets	—	(11)
Impairment of long-lived assets and other lease charges	17	148
Bad debt expense (recovery)	27	(8)
Interest expense	23	27
Depreciation and amortization expense	44	47
Total costs and expenses	1,825	2,566

INCOME BEFORE TAXES	78	310
Income tax expense	2	73
NET INCOME	76	237

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.00	$0.02

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.00	$0.01

Weighted average common shares outstanding - basic	15,451	15,106

Weighted average common and potential dilutive common shares outstanding	16,249	15,924

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 27, 2020	June 28, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,936	$2,969
Restricted cash	234	234
Accounts receivable, less allowance for bad debts of $77 and $269, respectively	1,012	965
Notes receivable	484	546
Deferred contract charges	36	44
Prepaid expenses and other	218	174
Total current assets	4,920	4,932

LONG-TERM ASSETS
Property, plant and equipment, net	358	366
Operating lease right of use asset, net	3,421	3,567
Intangible assets definite-lived, net	146	155
Notes receivable, net of current portion	445	449
Long-term deferred contract charges	242	231
Deposits and other	—	5
Total assets	$9,532	$9,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$469	$446
Accounts payable - lease termination impairments	421	407
Accrued expenses	685	775
Operating lease liability, current	644	632
Deferred revenues	293	254
Total current liabilities	2,512	2,514

LONG-TERM LIABILITIES
Convertible notes	1,556	1,549
PPP loan	657	657
Operating lease liability, net of current portion	3,307	3,471
Deferred revenues, net of current portion	873	960
Other long-term liabilities	51	51
Total liabilities	8,956	9,202

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 22,550,376 and 22,550,376 shares, respectively; outstanding 15,465,222 and 15,465,222 shares, respectively	225	225
Additional paid-in capital	33,528	33,531
Accumulated deficit	(8,640)	(8,716)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	576	503

Total liabilities and shareholders’ equity	$9,532	$9,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement.

 Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	—	—	(31)	—	32	95	64
Equity issue cost - ATM offering	—	—	(2)	—	—	—	(2)
Net income	—	—	—	237	—	—	237
Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27, 2020	September 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76	$237
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Impairment of fixed assets and other assets	17	148
Depreciation and amortization	44	47
Amortization of operating right of use assets	146	115
Amortization of debt issue costs	7	9
Gain on the sale of assets	—	(11)
Provision for bad debt	27	(8)
Deferred income tax	—	71
Changes in operating assets and liabilities:
Accounts receivable	(74)	272
Notes receivable	62	—
Deferred contract charges	(3)	(3)
Inventories	—	1
Prepaid expenses and other	(44)	46
Deposits and other	5	1
Accounts payable – trade	23	(110)
Accounts payable - lease termination impairments	(3)	(373)
Accrued expenses	(90)	(47)
Operating lease liability	(152)	(120)
Deferred revenue	(48)	(122)
Deferred rent and other	—	(21)
Cash (used in) provided by operating activities	(7)	132

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable from fixed asset sales	4	44
Purchase of property, plant and equipment	(27)	(17)
Cash (used in) provided by investing activities	(23)	27

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	(3)	(2)
Cash (used in) financing activities	(3)	(2)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(33)	157
Cash, cash equivalents and restricted cash, beginning of period	3,203	2,264
Cash, cash equivalents and restricted cash, end of period	$3,170	$2,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$2
Income taxes	$7	$1

Non-cash activities:
Conversion of notes to common shares	$—	$64
Operating lease right of use assets at adoption	$—	$3,428
Operating lease liability at adoption	$—	$3,875

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

 Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020.

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

Note A - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All appropriate intercompany balances and transactions have been eliminated.

Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash of $0.2 million at September 27, 2020 and June 28, 2020 is omitted from cash and cash equivalents and is included in current assets.  The restricted cash is held in an interest-bearing money market account and is restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s.

Fiscal Quarters
The three month periods ended September 27, 2020 and September 29, 2019 each contained 13 weeks.

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

 Index
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

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Restaurant sales	$—	$108
Franchise royalties	858	1,108
Supplier and distributor incentive revenues	767	1,023
Franchise license fees	102	211
Area development fees and foreign master license fees	4	7
Advertising funds	125	152
Supplier convention funds	—	215
Rental income	48	41
Other	(1)	11
	$1,903	$2,876

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

 Index
Note B - Adoption of ASC 842, “Leases”

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

	July 1, 2019
	Adoption	Reclassification (1)	Total Adjustment
Operating lease right of use assets	$3,428	$434	$3,862
Operating lease liabilities – current	528		528
Operating lease liabilities - long-term	3,347		3,347

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

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Condensed Consolidated Balance Sheets through a right of use asset and a corresponding operating lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liability represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below.

Operating lease right of use assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease right of use asset also includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Lease expense is recognized on a straight-line basis over the lease term.

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

The components of total lease expense for the three months ended September 27, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

Three Months Ended
September 27, 2020
Operating lease cost	$670
Sublease income	(195)
Total lease expense, net of sublease income	$475

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Three Months Ended
September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities	$193

 Index
Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

September 27, 2020
Weighted average remaining lease term	5.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2021	$593
2022	804
2023	813
2024	766
Thereafter	1,448
Total operating lease payments	$4,424
Less: imputed interest	(473)
Total operating lease liability	$3,951

Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended September 27, 2020 or September 29, 2019.

Note D - Commitments and Contingencies

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended September 27, 2020 and September 29, 2019, the Company did not recognize any stock-based compensation expense related to stock options. As of September 27, 2020, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 27, 2020	September 29, 2019
	Shares	Shares
Outstanding at beginning of year	206,750	216,550

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	206,750	216,550

Exercisable at end of period	206,750	216,550

 Index
Restricted Stock Units:

For the three months ended September 27, 2020 and September 29, 2019, the Company had no stock-based compensation expenses related to RSU’s. As of September 27, 2020, there was no unamortized stock-based compensation expense related to RSU’s.

Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended
	September 27, 2020	September 29, 2019
Net income available to common stockholders	$76	$237

BASIC:
Weighted average common shares	15,451	15,106

Net income per common share	$0.00	$0.02

DILUTED:
Weighted average common shares	15,451	15,106
Convertible notes	798	815
Dilutive stock options	—	3
Weighted average common shares outstanding	16,249	15,924

Net income per common share	$0.00	$0.01

For the three months ended September 27, 2020, options to purchase 206,750 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive. For the three months ended September 29, 2019, options to purchase 206,750 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note G - Income Taxes

For the three months ended September 27, 2020, the Company recorded income tax expense of $2 thousand, all of which was attributable to current state taxes. The Company utilized net operating loss carryforwards to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of September 27, 2020, the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Note H - Segment Reporting

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

 Index
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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months ended September 27, 2020 and September 29, 2019 (in thousands):

	Three Months Ended
	September 27, 2020	September 29, 2019
Net sales and operating revenues:
Pizza Inn Franchising	$1,380	$1,864
Pie Five Franchising	476	852
Company-Owned Restaurants	—	108
Corporate administration and other	47	52
Consolidated revenues	$1,903	$2,876

Depreciation and amortization:
Pizza Inn Franchising	$—	$—
Pie Five Franchising	—	—
Company-Owned Restaurants	—	—
Combined	—	—
Corporate administration and other	44	47
Depreciation and amortization	$44	$47

Income before taxes:
Pizza Inn Franchising	$1,100	$1,412
Pie Five Franchising	209	438
Company-Owned Restaurants	(100)	(203)
Combined	1,209	1,647
Corporate administration and other	(1,131)	(1,337)
Income before taxes	$78	$310

Geographic information (revenues):
United States	$1,859	$2,817
Foreign countries	44	59
Consolidated total	$1,903	$2,876

Note I - Subsequent Events

Subsequent to September 27, 2020, the Company has sold 2,539,682 shares of its common stock at an average sale price of $1.48 per share pursuant to a registered at-the-market offering. (See Note J to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2020.) The Company realized aggregate gross proceeds of $3.8 million from these at-the-market sales of common stock. Net proceeds from the transactions of $3.6 million are accretive to shareholders’ equity.

 Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 28, 2020 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 28, 2020. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 27, 2020, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended September 27, 2020
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	146	$16,319	39	$4,507	185	$20,826
Company-Owned	—	—	—	—	—	—
Total Domestic Units	146	$16,319	39	$4,507	185	$20,826

International Franchised	32		—		32

Domestic units are located in 21 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic net income per common share decreased $0.02 per share to $0.00 per share for the three months ended September 27, 2020, compared to basic net income of $0.02 per share in the comparable period in the prior fiscal year. The Company had net income of $76 thousand for the three months ended September 27, 2020 compared to net income of $0.2 million in the comparable period in the prior fiscal year, on revenues of $1.9 million for the three months ended September 27, 2020 compared to $2.9 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties and franchise license fees. These declines and the decreased net income for the three months ended September 27, 2020, compared to the comparable period of the prior year were primarily the result of the effects of the COVID-19 pandemic.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world. Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect costumers, franchisees and employees, have severely disrupted our business operations. Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders. In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices. Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service. Although most of our domestic restaurants have continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic.

 Index
The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Liquidity and Capital Resources--PPP Loan,” below.) We also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted.

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

Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 27, 2020, decreased $0.2 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 27, 2020	September 29, 2019
Net income	$76	$237
Interest expense	23	27
Income taxes	2	73
Depreciation and amortization	44	47
EBITDA	$145	$384
Gain on sale/disposal of assets	—	(11)
Impairment of long-lived assets and other lease charges	17	148
Franchisee default and closed store revenue	(67)	(147)
Closed and non-operating store costs	82	6
Adjusted EBITDA	$177	$380

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended
	September 27, 2020	September 29, 2019
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$14,724	$20,285
Delco/Express Units - Franchised	1,536	1,545
PIE Units - Licensed	59	64
Total Domestic Retail Sales	$16,319	$21,894

Pizza Inn Comparable Store Retail Sales - Total Domestic	15,812	20,155

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	79	84
Delco/Express Units - Franchised	55	59
PIE Units - Licensed	12	9
Total Domestic Units	146	152

 Index
Total Pizza Inn domestic retail sales decreased $5.6 million, or 25.5%, for the three months ended September 27, 2020 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $4.3 million, or 21.5%, for the three months ended September 27, 2020 when compared to the same period of the prior year. We believe that the declines in domestic retail sales and domestic comparable store retail sales were primarily the result of the COVID-19 pandemic.

The following chart summarizes Pizza Inn unit activity for the three months ended September 27, 2020:

	Three Months Ended September 27, 2020
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	83	—	—	4	79
Delco/Express Units - Franchised	55	—	—	—	55
PIE Units - Licensed	13	—	—	1	12
Total Domestic Units	151	—	—	5	146

International Units (all types)	38	1	—	7	32

Total Units	189	1	—	12	178

There was a net decrease of five domestic Pizza Inn unit during the three months ended September 27, 2020. We believe the net closure of Pizza Inn units will continue in the near term and eventually reverse in future periods. During the quarter, the number of international Pizza Inn units decreased by a net six units.  We expect international units to increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended
	September 27, 2020	September 29, 2019
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$4,507	$8,728
Domestic Units - Company-owned	—	108
Total Domestic Retail Sales	$4,507	$8,836

Pie Five Comparable Store Retail Sales - Total	$4,039	$5,268

Pie Five Average Units Open in Period
Domestic Units - Franchised	39	57
Domestic Units - Company-owned	—	1
Total Domestic Units	39	58

Pie Five system-wide retail sales decreased $4.3 million, or 49.0%, for the three months ended September 27, 2020 when compared to the same period of the prior year. Pie-Five comparable store retail sales decreased by $1.2 million, or 23.3%, for the three months ended September 27, 2020 when compared to the same period of the prior year. We believe that the decline in Pie Five system-wide retail sales was primarily the result of the COVID-19 pandemic and a lower average number of units open during the period. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 58 to 39. We believe that the decline in Pie Five comparable store retail sales was also primarily the result of the COVID-19 pandemic.

 Index
The following chart summarizes Pie Five Unit activity for the three months ended September 27, 2020:

	Three Months Ended September 27, 2020
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	42	1	—	4	39
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	42	1	—	4	39

The net decrease of 3 Pie Five units during the three months ended September 27, 2020 was primarily the result of the closure of poor-performing stores. We believe the net closure of Pie Five units will continue in the near term and eventually reverse in future periods.

Pie Five - Company-Owned Restaurants	Three Months Ended
(in thousands, except store weeks and average data)	September 27,	September 29,
	2020	2019
Store weeks (excluding partial weeks)	—	13
Average weekly sales	—	8,308
Average number of units	—	1

Restaurant sales (excluding partial weeks)	—	108
Restaurant sales	—	108

Loss before taxes	(100)	(203)
Allocated marketing and advertising expenses	—	5
Impairment, other lease charges and non-operating store costs	100	154
Restaurant operating cash flow	—	(44)

Average weekly sales for Company-owned Pie Five Units decreased $8,308, or 100%, to zero for the three months ended September 27, 2020 compared to $8,308 for the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $44 thousand during the first quarter of fiscal 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores decreased $0.1 million for the three months ended September 27, 2020 compared to the same period of the prior year.  The decreased loss was primarily the result of the closure of all remaining Company-owned stores during fiscal year 2020.

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
●
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock compensation expense, gain/loss on sale of assets, costs related to impairment and other lease charges, franchisee default and closed store revenue/expense, and closed and non-operating store costs.

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
●
“Restaurant operating cash flow” represents the pre-tax income earned by Company-owned restaurants before (1) allocated marketing and advertising expenses, (2) impairment and other lease charges, and (3) non-operating store costs.

●	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
●	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

 Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 27, 2020 and September 29, 2019 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
REVENUES:
Franchise and license revenues	$1,380	$1,864	$476	$852	$—	$—	$—	$—	$1,856	$2,716
Restaurant sales	—	—	—	—	—	108	—	—	—	108
Rental income	—	—	—	—	—	—	48	41	48	41
Interest income and other	—	—	—	—	—	—	(1)	11	(1)	11
Total revenues	1,380	1,864	476	852	—	108	47	52	1,903	2,876

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	78	134	—	—	78	134
General and administrative expenses	—	—	—	—	5	29	1,084	1,334	1,089	1,363
Franchise expenses	280	452	267	414	—	—	—	—	547	866
Gain on sale of assets	—	—	—	—	—	—	—	(11)	—	(11)
Impairment of long-lived assets and other lease charges	—	—	—	—	17	148	—	—	17	148
Bad debt expense (recovery)	—	—	—	—	—	—	27	(8)	27	(8)
Interest expense	—	—	—	—	—	—	23	27	23	27
Amortization and depreciation expense	—	—	—	—	—	—	44	47	44	47
Total costs and expenses	280	452	267	414	100	311	1,178	1,389	1,825	2,566
INCOME/(LOSS) BEFORE TAXES	$1,100	$1,412	$209	$438	$(100)	$(203)	$(1,131)	$(1,337)	$78	$310

 Index
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

Total revenues for the three month period ended September 27, 2020 and for the same period in the prior fiscal year were $1.9 million and $2.9 million, respectively. The decrease in total revenues was driven by the effects of the COVID-19 pandemic, franchised restaurant closures, and the closures of all remaining Company-owned restaurants during fiscal 2020.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues decreased by $0.5 million to $1.4 million for the three month period ended September 27, 2020. The decline was driven by decreases in supplier incentives, domestic royalties and brand advertising fund revenues primarily due to the effects of the COVID-19 pandemic.

Pie Five Franchise Revenues

Pie Five franchise and license revenues decreased by $0.4 million to $0.5 million for the three month period ended September 27, 2020. The decline was driven by decreases in supplier incentives, domestic royalties and brand advertising fund revenues due to fewer retail stores and the effects of the COVID-19 pandemic.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased $0.1 million for the fiscal quarter ended September 27, 2020 compared to the fiscal quarter ended September 29, 2019. The decrease was due to closure of all remaining Company-owned stores during fiscal 2020.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $78 thousand for the three month period ended September 27, 2020 from the $134 thousand in the three month period ended September 29, 2019. The decrease in costs of sales in the three month period reflects the closure of all Company-owned restaurants. The remaining cost of sales was the result of continuing general and administrative expenses (primarily rent and utilities) attributable to closed stores.

General and Administrative Expenses

Total general and administrative expenses decreased $0.3 million to $1.1 million for the three month period ended September 27, 2020 compared to $1.4 million for the same period of the prior fiscal year. The decrease was primarily the result of decreased corporate overhead.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses decreased to $0.5 million for the three month period ended September 27, 2020 compared to $0.9 million for the same period in the prior fiscal year.

Gain on Sale of Assets

Gain on sale of assets declined to zero in the first quarter of fiscal 2021 compared to an $11 thousand gain during the same period of fiscal 2020 due to decreased disposal activity from previously closed Company-owned restaurants.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was $17 thousand for the three month period ended September 27, 2020 compared to $148 thousand for the same period in the prior fiscal year. For both three month periods, these charges related to lease termination expenses.

 Index
Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense for the three month period ended September 27, 2020, increased $35 thousand as compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained stable in the three month period ended September 27, 2020 compared to the same fiscal period of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization remained stable in the three month period ended September 27, 2020 compared to the same fiscal period of the prior year.

Provision for Income Tax

For the three months ended September 27, 2020, the Company recorded income tax expense of $2 thousand, all of which was attributable to current state taxes. The Company utilized net operating loss carryforwards to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of September 27, 2020, the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the three month period ended September 27, 2020, our liquidity remained relatively stable.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $7 thousand for the three month period ended September 27, 2020 compared to cash provided of $132 thousand for the three month period ended September 29, 2019. The primary driver of decreased cash flows during the three month period ended September 27, 2020 was liabilities related to operating leases.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used by investing activities of $23 thousand during the three month period ended September 27, 2020 was primarily attributable to capital expenditures of $27 thousand partially offset by $4 thousand in payments received on notes receivable. Cash provided by investing activities during the three month period ended September 29, 2019 of $27 thousand was primarily attributed to $44 thousand in payments received on notes receivable offset by capital expenditures of $17 thousand.

Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash flow used by financing activities was $3 thousand for the three month period ended September 27, 2020 compared to $2 thousand for the three month period ended September 29, 2019. Cash flows from financing activities for the three months ended  September 27, 2020 and September 29, 2019 were both attributable to equity issuance costs.

Although we have taken aggressive measures to control expenses, we expect significantly reduced cash flow from operations during the second quarter of fiscal 2021 as a result of the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations, net proceeds from government loan programs and proceeds from sales of common stock through the 2017 ATM Offering will be sufficient to fund operations for the next 12 months.

2017 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering has been undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through September 27, 2020, the Company had sold an aggregate of 524,660 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $0.7 million. Subsequent to September 27, 2020, the Company has sold 2,539,682 shares of its common stock at an average sale price of $1.48 per share pursuant to the 2017 ATM Offering, realizing aggregate gross proceeds of $3.8 million. The 2017 ATM Offering expired on November 6, 2020.

 Index
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

During the three month period ended September 27, 2020, no Notes were converted to common shares. As of September 27, 2020, $1.6 million in par value of the Notes were outstanding.

PPP Loan

On April 13, 2020, the Company received the proceeds from a loan in the amount of $0.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan is unsecured by the Company and is guaranteed by the SBA. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company accompanied by documentation of expenditures in accordance with SBA requirements under the PPP.  In the event all or any portion of the PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal. The PPP Loan matures on April 10, 2022 and bears interest at a rate of 0.98% per annum. No payment is due until a forgiveness decision is received from the SBA. We presently expect to receive a forgiveness decision in the second half of fiscal 2021. Any amounts not forgiven are payable in equal monthly installments of principal and interest as necessary to fully amortize the outstanding principal balance by the maturity date. We may prepay the PPP Loan at any time prior to the maturity with no repayment penalties. The PPP Loan is evidenced by a promissory note dated April 10, 2020, which contains various certifications and agreements related to the PPP, as well customary default and other provisions.

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

 Index
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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 27, 2020 and September 29, 2019, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended September 27, 2020.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 27, 2020, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent to September 27, 2020, the Company has sold 2,539,682 shares of its common stock at an average sale price of $1.48 per share pursuant to the 2017 ATM Offering, realizing aggregate gross proceeds of $3.8 million. The 2017 ATM Offering expired on November 6, 2020.

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

Dated: November 12, 2020