Form 10-Q
period 2020-12-27
RAVE RESTAURANT GROUP, INC.
filed 2021-02-04
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2020
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

As of January 22, 2021, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
REVENUES:	$2,128	$2,830	$4,031	$5,706

COSTS AND EXPENSES:
Cost of sales	75	115	153	249
General and administrative expenses	1,185	1,565	2,274	2,928
Franchise expenses	606	838	1,153	1,704
Gain on sale of assets	—	—	—	(11)
Impairment of long-lived assets and other lease charges	4	193	21	341
Bad debt expense	88	36	115	28
Interest expense	23	24	46	51
Depreciation and amortization expense	43	49	87	96
Total costs and expenses	2,024	2,820	3,849	5,386

INCOME BEFORE TAXES	104	10	182	320
Income tax expense (benefit)	2	(4)	4	69
NET INCOME	102	14	178	251

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.01	$0.00	$0.01	$0.02

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.01	$0.00	$0.01	$0.02

Weighted average common shares outstanding - basic	17,712	15,129	16,596	15,106

Weighted average common and potential dilutive common shares outstanding	18,510	15,930	17,394	15,924

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 27, 2020	June 28, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,292	$2,969
Restricted cash	235	234
Accounts receivable, less allowance for bad debts of $166 and $269, respectively	919	965
Notes receivable	1,006	546
Deferred contract charges	35	44
Prepaid expenses and other	261	174
Total current assets	8,748	4,932

LONG-TERM ASSETS
Property, plant and equipment, net	324	366
Operating lease right of use asset, net	3,274	3,567
Intangible assets definite-lived, net	136	155
Notes receivable, net of current portion	65	449
Long-term deferred contract charges	232	231
Deposits and other	—	5
Total assets	$12,779	$9,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$649	$446
Accounts payable - lease termination impairments	—	407
Accrued expenses	791	775
Operating lease liability, current	658	632
Deferred revenues	155	254
Total current liabilities	2,253	2,514

LONG-TERM LIABILITIES
Convertible notes	1,562	1,549
PPP loan	657	657
Operating lease liability, net of current portion	3,138	3,471
Deferred revenues, net of current portion	806	960
Other long-term liabilities	51	51
Total liabilities	8,467	9,202

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 22,550,376 shares, respectively; outstanding 18,004,904 and 15,465,222 shares, respectively	251	225
Additional paid-in capital	37,136	33,531
Accumulated deficit	(8,538)	(8,716)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	4,312	503

Total liabilities and shareholders’ equity	$12,779	$9,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	—	—	(31)	—	32	95	64
Equity issue costs - ATM offering	—	—	(2)	—	—	—	(2)
Net income	—	—	—	237	—	—	237
Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

Stock compensation expense	—	—	(85)	—	—	—	(85)
Issuance of common stock	9	—	—	—	—	—	—
Equity issue costs - ATM offering	—	—	1	—	—	—	1
Net income	—	—	—	14	—	—	14
Balance, December 29, 2019	22,217	222	$33,210	$(4,232)	(7,085)	$(24,537)	$4,663

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

Issuance of common stock	2,540	26	3,735	—	—	—	3,761
Equity issue costs - ATM offering	—	—	(127)	—	—	—	(127)
Net income	—	—	—	102	—	—	102
Balance, December 27, 2020	25,090	$251	$37,136	$(8,538)	(7,085)	$(24,537)	$4,312

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27, 2020	December 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178	$251
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Impairment of long-lived assets and other lease charges	21	341
Stock compensation expense	—	(85)
Depreciation and amortization	87	96
Amortization of right of use assets	293	230
Amortization of debt issue costs	13	15
Gain on the sale of assets	—	(11)
Provision for bad debt	115	28
Deferred income tax	—	60
Changes in operating assets and liabilities:
Restricted cash	(1)	—
Accounts receivable	(69)	126
Notes receivable	(102)	—
Deferred contract charges	8	(2)
Inventories	—	1
Prepaid expenses and other	(87)	59
Deposits and other	5	—
Accounts payable – trade	203	(35)
Accounts payable - lease termination impairments	(428)	(658)
Accrued expenses	17	(2)
Operating lease liability	(307)	(241)
Deferred revenue	(253)	(505)
Deferred rent and other	—	(21)
Cash used in operating activities	(307)	(353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable from fixed asset sales	26	108
Purchase of property, plant and equipment	(26)	(47)
Cash provided by investing activities	—	61

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	3,761	—
Equity issuance costs	(130)	(1)
Cash (used in) provided by financing activities	3,631	(1)

Net (decrease)/increase in cash, cash equivalents and restricted cash	3,324	(293)
Cash, cash equivalents and restricted cash, beginning of period	3,203	2,264
Cash, cash equivalents and restricted cash, end of period	$6,527	$1,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$2
Income taxes	$16	$18

Non-cash activities:
Conversion of notes to common shares	$—	$64
Operating lease right of use assets at adoption of ASC 842	$—	$3,428
Operating lease liability at adoption of ASC 842	$—	$3,875

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash of $0.2 million at December 27, 2020 and June 28, 2020 is omitted from cash and cash equivalents and is included in current assets.  The restricted cash is held in an interest-bearing money market account and is restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s.

Fiscal Quarters
The three and six month periods ended December 27, 2020 and December 29, 2019 each contained 13 weeks and 26 weeks, respectively.

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

Franchise Revenues

Franchise revenues consist of 1) franchise royalties, 2) supplier and distributor incentive revenues, 3) franchise license fees, 4) area development exclusivity fees and foreign master license fees, 5) advertising funds, 6) supplier convention funds, and 7) rental income.

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

Advertising fund contributions for Pie Five units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revised the determination of whether these arrangements are considered principal versus agent. For Pie Five, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Condensed Consolidated Statements of Operations. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	December 27, 2020	December 29, 2019
Restaurant sales	$—	$96
Franchise royalties	847	1,028
Supplier and distributor incentive revenues	808	1,033
Franchise license fees	80	410
Area development exclusivity fees and foreign master license fees	4	6
Advertising funds	150	132
Supplier convention funds	177	63
Rental income	52	48
Other	10	14
	$2,128	$2,830

	Six Months Ended
	December 27, 2020	December 29, 2019

Restaurant sales	$—	$204
Franchise royalties	1,705	2,136
Supplier and distributor incentive revenues	1,575	2,056
Franchise license fees	182	621
Area development exclusivity fees and foreign master license fees	8	13
Advertising funds	275	284
Supplier convention funds	177	278
Rental income	100	89
Other	9	25
	$4,031	$5,706

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

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Condensed Consolidated Balance Sheets through a right of use asset and a corresponding operating lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below.

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

Index
The components of total lease expense for the six months ended December 27, 2020, the majority of which is included in general and administrative expense, are as follows (in thousands):

Six Months Ended
December 27, 2020
Operating lease cost	$367
Sublease income	(99)
Total lease expense, net of sublease income	$268

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Six Months Ended
December 27, 2020
Cash paid for amounts included in the measurement of lease liabilities	$388

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

December 27, 2020
Weighted average remaining lease term	5.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases

Remainder of fiscal year 2021	$398
2022	804
2023	813
2024	766
Thereafter	1,448
Total operating lease payments	$4,229
Less: imputed interest	(433)
Total operating lease liability	$3,796

Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended December 27, 2020 or December 29, 2019.

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

Index
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

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. We also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted by the pandemic and its aftermath.

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended December 27, 2020 and December 29, 2019, the Company did not recognize any stock-based compensation expense related to stock options. As of December 27, 2020, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 27, 2020	December 29, 2019
	Shares	Shares
Outstanding at beginning of year	206,750	216,550

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	206,750	216,550

Exercisable at end of period	206,750	216,550

Restricted Stock Units:

For the three months ended December 27, 2020 and December 29, 2019, the Company had no stock-based compensation expenses related to RSU’s. As of December 27, 2020, there was no unamortized stock-based compensation expense related to RSU’s.

Index
A summary of the status of restricted stock units as of December 27, 2020, and changes during the three months then ended is presented below:

Unvested at June 28, 2020	—
Granted	—
Vested	—
Forfeited	—
Unvested at December 27, 2020	—

Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income available to common stockholders	$102	$14	$178	$251

BASIC:
Weighted average common shares	17,712	15,129	16,596	15,106

Net income per common share	$0.01	$0.00	$0.01	$0.02

DILUTED:
Weighted average common shares	17,712	15,129	16,596	15,106
Convertible notes	798	800	798	815
Dilutive stock options	—	1	—	3
Weighted average common shares outstanding	18,510	15,930	17,394	15,924

Net income per common share	$0.01	$0.00	$0.01	$0.02

For the three and six months ended December 27, 2020, options to purchase 206,750 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because they were not in-the-money.

For the three and six months ended December 29, 2019, options to purchase 216,550 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because they were not in-the-money.

Note G - Income Taxes

For the six months ended December 27, 2020, the Company recorded an income tax expense of $4 thousand, all of which was attributable to current state taxes.  The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of December 27, 2020, the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months and six months ended December 27, 2020 and December 29, 2019 (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net sales and operating revenues:
Pizza Inn Franchising	$1,624	$1,648	$3,004	$3,512
Pie Five Franchising	456	1,021	932	1,873
Company-Owned Restaurants	—	96	—	204
Corporate administration and other	48	65	95	117
Consolidated revenues	$2,128	$2,830	$4,031	$5,706

Depreciation and amortization:
Pizza Inn Franchising	$—	$—	$—	$—
Pie Five Franchising	—	—	—	—
Company-Owned Restaurants	—	—	—	—
Combined	—	—	—	—
Corporate administration and other	43	49	87	96
Depreciation and amortization	$43	$49	$87	$96

Income before taxes:
Pizza Inn Franchising	$1,284	$1,323	$2,384	$2,735
Pie Five Franchising	190	508	399	946
Company-Owned Restaurants	(79)	(236)	(179)	(439)
Combined	1,395	1,595	2,604	3,242
Corporate administration and other	(1,291)	(1,585)	(2,422)	(2,922)
Income before taxes	$104	$10	$182	$320

Geographic information (revenues):
United States	$2,074	$2,778	$3,933	$5,595
Foreign countries	54	52	98	111
Consolidated total	$2,128	$2,830	$4,031	$5,706

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

Index
Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 27, 2020, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended December 27, 2020
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	142	$15,757	37	$4,332	179	$20,089
Company-Owned	—	—	—	—	—	—
Total Domestic Units	142	$15,757	37	$4,332	179	$20,089

International Franchised	32		—		32

Six Months Ending December 27, 2020
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	142	$32,076	37	$8,839	179	$40,915
Company-Owned	—	—	—	—	—	—
Total Domestic Units	142	$32,076	37	$8,839	179	$40,915

International Franchised	32		—		32

Domestic units are located in 21 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic net income per share increased $0.01 per share to $0.01 per share for the three months ended December 27, 2020, compared to the comparable period in the prior fiscal year. The Company had net income of $102 thousand for the three months ended December 27, 2020 compared to net income of $14 thousand in the comparable period in the prior fiscal year, on revenues of $2.1 million for the three months ended December 27, 2020 compared to $2.8 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties and franchise license fees partially offset by an increase in supplier convention funds. The $0.1 million increase in net income for the three months ended December 27, 2020, compared to the comparable period of the prior year was the result of a $0.8 million decrease in expenses partially offset by the $0.7 million decrease in revenues.

Basic net income per share declined $0.01 per share to $0.01 per share for the six months ended December 27, 2020, compared to the comparable period in the prior fiscal year. The Company had net income of $0.2 million for the six months ended December 27, 2020 compared to net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $4.0 million for the six months ended December 29, 2019 compared to $5.7 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties, supplier convention funds and franchise license fees. The $0.1 million decrease in net income for the six months ended December 27, 2020 compared to the comparable period of the prior year was primarily the result of the $1.7 million decrease in revenue partially offset by a $1.6 million decrease in  expenses.

Index
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

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Liquidity and Capital Resources--PPP Loan,” below.) We also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted by the pandemic and its aftermath.

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

Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 27, 2020, increased $0.2 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA remained steady compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Net income	$102	$14	$178	$251
Interest expense	23	24	46	51
Income taxes	2	(4)	4	69
Depreciation and amortization	43	49	87	96
EBITDA	$170	$83	$315	$467
Stock compensation expense	—	(85)	—	(85)
Severance	—	119	—	119
Gain on sale of assets	—	—	—	(11)
Impairment of long-lived assets and other lease charges	4	193	21	341
Franchisee default and closed store revenue	(44)	(307)	(111)	(454)
Closed and non-operating store costs	75	(1)	158	5
Adjusted EBITDA	$205	$2	$383	$382

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$14,290	$19,268	$29,014	$39,553
Delco/Express Units - Franchised	1,411	1,524	2,947	3,069
PIE Units - Licensed	56	112	115	176
Total Domestic Retail Sales	$15,757	$20,904	$32,076	$42,798

Pizza Inn Comparable Store Retail Sales - Total Domestic	15,466	18,950	31,198	38,994

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	77	83	80	83
Delco/Express Units - Franchised	54	58	56	58
PIE Units - Licensed	11	10	11	10
Total Domestic Units	142	151	147	151

Total Pizza Inn domestic retail sales decreased $5.1 million, or 24.6%, for the three months ended December 27, 2020 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $3.5 million, or 18.4%, for the three months ended December 27, 2020 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $10.7 million, or 25.1%, for the six months ended December 27, 2020 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $7.8 million, or 20.0%, for the six months ended December 27, 2020 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn unit activity for the three and six months ended December 27, 2020:

	Three Months Ended December 27, 2020
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	79	1	—	3	77
Delco/Express Units - Franchised	55	—	—	1	54
PIE Units - Licensed	12	—	—	1	11
Total Domestic Units	146	1	—	5	142

International Units (all types)	32	—	—	—	32

Total Units	178	1	—	5	174

	Six Months Ended December 27, 2020
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	83	1	—	7	77
Delco/Express Units - Franchised	55	—	—	1	54
PIE Units - Licensed	13	—	—	2	11
Total Domestic Units	151	1	—	10	142

International Units (all types)	38	1	—	7	32

Total Units	189	2	—	17	174

There was a net decrease of four domestic Pizza Inn units during the three months ended December 27, 2020 and a net decrease of nine units in the total domestic Pizza Inn unit count during the six months ended December 27, 2020. During the second quarter of fiscal 2021, the number of international Pizza Inn units remained the same while the number of international Pizza Inn units decreased by six in the six months ended December 27, 2020.  We believe the modest net closure of Pizza Inn units will continue in the near term and eventually reverse in future periods.  We expect international units to increase moderately in future periods.

Index
Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Six Months Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$4,332	$7,391	$8,839	$16,119
Domestic Units - Company-owned	—	96	—	204
Total Domestic Retail Sales	$4,332	$7,487	$8,839	$16,323

Pie Five Comparable Store Retail Sales - Total	$4,013	$4,751	$8,052	$10,019

Pie Five Average Units Open in Period
Domestic Units - Franchised	37	53	46	55
Domestic Units - Company-owned	—	1	—	1
Total Domestic Units	37	54	46	56

Pie Five system-wide retail sales decreased $3.2 million, or 42.1%, for the three months ended December 27, 2020 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 54 to 37. Comparable store retail sales decreased by $0.7 million, or 15.5%, during the second quarter of fiscal 2021 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $7.5 million, or 45.8%, for the six month period ended December 27, 2020 when compared to the same period of the prior year.   Year-to-date fiscal 2021 compared to year-to-date of the prior year, average units open in the period decreased from 56 to 46.  Comparable store retail sales decreased by $2.0 million, or 19.6%, during the six month period ended December 27, 2020 compared to the same period of the prior fiscal year.

The following chart summarizes Pie Five Unit activity for the three and six months ended December 27, 2020:

	Three Months Ended December 27, 2020
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	39	—	—	2	37
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	39	—	—	2	37

	Six Months Ended December 27, 2020
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	42	1	—	6	37
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	42	1	—	6	37

The net decreases of Pie Five units during the three and six months ended December 27, 2020 were primarily the result of the COVID-19 pandemic. We believe the modest net closure of Pie Five units will continue in the near term and eventually reverse in future periods.

Index
Pie Five - Company-Owned Restaurants	Three Months Ended		Six Months Ended
(in thousands, except store weeks and average data)	December 27,	December 29,	December 27,	December 29,
	2020	2019	2020	2019
Store weeks (excluding partial weeks)	—	13	—	26
Average weekly sales	—	7,385	—	7,846
Average number of units	—	1	—	1

Restaurant sales (excluding partial weeks)	—	96	—	204
Restaurant sales	—	96	—	204

Loss before taxes	(79)	(236)	(179)	(439)
Allocated marketing and advertising expenses	—	(5)	—	10
Impairment, other lease charges and non-operating store costs	79	192	179	346
Restaurant operating cash flow	—	(49)	—	(83)

Average weekly sales for Company-owned Pie Five Units decreased $7.4 million, or 100%, to zero for the three months ended December 27, 2020 compared to the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $49 thousand to zero during the second quarter of fiscal 2021 compared to the same period of the prior year. Loss before taxes for Company-owned Pie Five stores decreased $0.2 million for the three months ended December 27, 2020 compared to the same period of the prior year.  The increased restaurant operating cash flow and decreased pre-tax loss were primarily the result of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

Average weekly sales for Company-owned Pie Five Units decreased $7.8 million, or 100%, to zero for the six months ended December 27, 2020 compared to the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $83 thousand to zero during the six month period ended December 27, 2020 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores decreased $0.3 million for the six months ended December 27, 2020 compared to the same period of the prior year.  The increased restaurant operating cash flow and decreased pre-tax loss were primarily the results of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

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

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six months ended December 27, 2020 and December 29, 2019 (in thousands):

Three Months Ended December 27, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
REVENUES:
Franchise and license revenues	$1,624	$1,648	$442	$1,023	$—	$—	$—	$—	$2,066	$2,671
Restaurant sales	—	—	—	—	—	96	—	—	—	96
Rental income	—	—	—	—	—	—	52	48	52	48
Interest income and other	—	—	14	(2)	—	—	(4)	17	10	15
Total revenues	1,624	1,648	456	1,021	—	96	48	65	2,128	2,830

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	75	115	—	—	75	115
General and administrative expenses	—	—	—	—	—	24	1,185	1,541	1,185	1,565
Franchise expenses	340	325	266	513	—	—	—	—	606	838
Gain on sale of assets	—	—	—	—	—	—	—	—	—	—
Impairment of long-lived assets
and other lease charges	—	—	—	—	4	193	—	—	4	193
Bad debt	—	—	—	—	—	—	88	36	88	36
Interest expense	—	—	—	—	—	—	23	24	23	24
Amortization and depreciation expense	—	—	—	—	—	—	43	49	43	49
Total costs and expenses	340	325	266	513	79	332	1,339	1,650	2,024	2,820

INCOME/(LOSS) BEFORE TAXES	$1,284	$1,323	$190	$508	$(79)	$(236)	$(1,291)	$(1,585)	$104	$10

Index
Six Months Ended December 27, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019	December 27, 2020	December 29, 2019
REVENUES:
Franchise and license revenues	$3,004	$3,512	$918	$1,875	$—	$—	$—	$—	$3,922	$5,387
Restaurant sales	—	—	—	—	—	204	—	—	—	204
Rental Income	—	—	—	—	—	—	100	89	100	89
Interest income and other	—	—	14	(2)	—	—	(5)	28	9	26
Total revenues	3,004	3,512	932	1,873	—	204	95	117	4,031	5,706

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	153	249	—	—	153	249
General and administrative expenses	—	—	—	—	5	53	2,269	2,875	2,274	2,928
Franchise expenses	620	777	533	927	—	—	—	—	1,153	1,704
Gain on sale of assets	—	—	—	—	—	—	—	(11)	—	(11)
Impairment of long-lived assets and other lease charges	—	—	—	—	21	341	—	—	21	341
Bad debt	—	—	—	—	—	—	115	28	115	28
Interest expense	—	—	—	—	—	—	46	51	46	51
Amortization and depreciation expense	—	—	—	—	—	—	87	96	87	96
Total costs and expenses	620	777	533	927	179	643	2,517	3,039	3,849	5,386

INCOME/(LOSS) BEFORE TAXES	$2,384	$2,735	$399	$946	$(179)	$(439)	$(2,422)	$(2,922)	$182	$320

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

Total revenues for the three month period ended December 27, 2020 and for the same period in the prior fiscal year were $2.1 million and $2.8 million, respectively. The decrease in total revenues was driven by a reduction in Pie Five franchise and license revenues and lower sales from Company-owned restaurants.

Total revenues for the six month period ended December 27, 2020 and for the same period in the prior fiscal year were $4.0 million and $5.7 million, respectively. The decrease in total revenues was driven by a reduction in Pizza Inn and Pie Five franchise and license revenues, as well as lower sales from Company-owned restaurants.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues remained relatively stable at $1.6 million for the three month periods ended December 27, 2020 and December 29, 2019. Pizza Inn franchise and license revenues decreased to $3.0 million for the six month period ended December 27, 2020 from $3.5 million for the same period of the prior fiscal year.

Pie Five Franchise Revenues

Pie Five franchise and license revenues decreased by $0.6 million to $0.4 million for the three month period ended December 27, 2020 compared to the same period of the prior fiscal year. The decrease was primarily driven by decreases in supplier incentives, domestic royalties and brand advertising fund revenues due to fewer retail stores. Pie Five franchise and license revenues decreased to $0.9 million for the six month period ended December 27, 2020 compared to $1.9 million for the same period in the prior fiscal year for the same reason.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased $0.1 million to zero for the fiscal quarter ended December 27, 2020 compared to the fiscal quarter ended December 29, 2019. In the six month period ended December 27, 2020, restaurant sales decreased to zero from $0.2 million in sales for the same period of the prior fiscal year.  In both cases, the decreases were primarily due to closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased $40 thousand to $75 thousand for the three month period ended December 27, 2020 compared to $115 thousand in the three month period ended December 29, 2019. For the six month period ended December 27, 2020, total cost of sales decreased $96 thousand to $153 thousand compared to $249 thousand in the same period of the prior fiscal year. The decreases in costs of sales in both three and six month periods reflect the closure of all remaining Company-owned restaurants during the third quarter of fiscal 2020.

General and Administrative Expenses

Total general and administrative expenses decreased $0.4 million to $1.2 million for the three month period ended December 27, 2020 compared to $1.6 million for the same period of the prior fiscal year. Total general and administrative expenses decreased to $2.3 million for the six month period ended December 27, 2020 compared to $2.9 million for the six month period ended December 29, 2019. The decreases in general and administrative expenses during both the three and six month periods were primarily the result of decreased corporate expenses in response to the COVID-19 pandemic.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses decreased to $0.6 million for the three month period ended December 27, 2020 compared to $0.8 million for the same period of the prior fiscal year. Franchise expenses decreased to $1.2 million for the six month period ended December 27, 2020 compared to $1.7 million for the six month period ended December 29, 2019. In both cases, the decreases were primarily due to a reduction in employees supporting franchisees, fewer closed store expenses, and lower convention expense.

Index
Gain on Sale of Assets

Gain on sale of assets remained zero for both the second quarter of fiscal 2021 and the same period of fiscal 2020.   There was  sale of assets less than $1 thousand for the six months ended December 27, 2020 compared to a gain on sale of assets of $11 thousand for the comparable prior year period.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was $4 thousand for the three month period ended December 27, 2020 compared to $0.2 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges was $21 thousand for the six month period ended December 27, 2020 compared to $0.3 million for the same period of the prior fiscal year. For the three and six month periods ended December 27, 2020, these charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense for the three and six month period ended December 27, 2020, increased $52 thousand and $87 thousand, respectively, as compared to the comparable periods in the prior fiscal year.

Interest Expense

Interest expense remained relatively stable for the three and six month periods ended December 27, 2020 compared to the same fiscal periods of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense declined slightly for the three and six months ended December 27, 2020, compared to the same periods of the prior year.  In both cases, the decrease was primarily the result of the closure of all remaining Company-owned Pie Five Units during the third quarter of fiscal 2020.

Provision for Income Tax

For the six months ended December 27, 2020, the Company recorded an income tax expense of $4 thousand, all of which was attributable to current state taxes.  The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of December 27, 2020, the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the six month period ended December 27, 2020, our primary source of liquidity was from sales of our common stock.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $0.3 million for the six month period ended December 27, 2020 compared to cash used of $0.4 million for the six month period ended December 29, 2019. The primary drivers of slightly improved operating cash flow during the six month period ended December 27, 2020 were reduced payments for settlement of operating leases and lower deferred revenues.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the six month period ended December 27, 2020 was zero as a result of  capital expenditures of $26 thousand being completely offset by $26 thousand in payments received on notes receivable. Cash flows provided by investing activities was $61 thousand for the six months ended December 29, 2019.

Index
Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash flow provided by financing activities was $3.6 million for the six month period ended December 27, 2020 compared to $1 thousand cash flow used by financing activities for the six month period ended December 29, 2019. Cash flows from financing activities for the six months ended December 27, 2020 were primarily attributable to proceeds from sale of stock partially offset by equity issuance costs.

Although we have taken aggressive measures to control expenses, we expect significantly reduced cash flow from operations during the remainder of fiscal 2021 as a result of the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations will be sufficient to fund operations for the next 12 months.

2017 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering has been undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through December 27, 2020, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.5 million. The 2017 ATM Offering expired on November 6, 2020.

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

During the six month period ended December 27, 2020, no Notes were converted to common shares. As of December 27, 2020, $1.6 million in par value of the Notes were outstanding.

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

Index
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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 27, 2020 and December 29, 2019, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the United States District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment.  In general, the suit asserts that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him.  The suit primarily seeks the issuance to Mr. Crane of 928,000 shares of the Company’s common stock and $300,000 of severance, as well as unspecified attorney’s fees and court costs.  In the alternative, the suit seeks $2.4 million in actual damages plus unspecified exemplary damages, interest, attorney’s fees and court costs. A motion for summary judgment was filed on Rave’s behalf and a ruling on the motion is pending.  The case is in the discovery phase and trial is set for April 5, 2021. The Company believes that all of the claims are without merit and intends to vigorously defend the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended December 27, 2020.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 27, 2020, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

Dated: February 4, 2021