Form 10-Q
period 2021-03-28
RAVE RESTAURANT GROUP, INC.
filed 2021-05-06
CIK 718332

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2021
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

As of May 4, 2021, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
REVENUES:	$2,183	$2,705	$6,214	$8,411

COSTS AND EXPENSES:
Cost of sales	76	104	229	353
General and administrative expenses	1,250	1,655	3,524	4,583
Franchise expenses	629	860	1,782	2,564
(Gain) loss on sale of assets	(156)	18	(156)	7
Impairment of long-lived assets and other lease charges	—	495	21	836
Bad debt expense (recovery)	(97)	11	18	39
Interest expense	23	24	69	75
Depreciation and amortization expense	41	45	128	141
Total costs and expenses	1,766	3,212	5,615	8,598

INCOME (LOSS) BEFORE TAXES	417	(507)	599	(187)
Income tax expense	1	4,008	5	4,077
NET INCOME (LOSS)	416	(4,515)	594	(4,264)

INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:	$0.02	$(0.30)	$0.03	$(0.28)

INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$(0.30)	$0.03	$(0.28)

Weighted average common shares outstanding - basic	17,991	15,133	17,061	15,123

Weighted average common and potential dilutive common shares outstanding	18,789	15,133	17,859	15,123

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 28, 2021	June 28, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,487	$2,969
Restricted cash	—	234
Accounts receivable, less allowance for bad debts of $64 and $269, respectively	1,192	965
Notes receivable, current	1,040	546
Deferred contract charges, current	34	44
Prepaid expenses and other	231	174
Total current assets	8,984	4,932

LONG-TERM ASSETS
Property, plant and equipment, net	295	366
Operating lease right of use asset, net	2,772	3,567
Intangible assets definite-lived, net	127	155
Notes receivable, net of current portion	60	449
Deferred contract charges, net of current portion	218	231
Deposits and other	—	5
Total assets	$12,456	$9,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable – trade	$445	$446
Accounts payable - lease termination impairments	—	407
Accrued expenses	976	775
Operating lease liability, current	586	632
Deferred revenues, current	169	254
Total current liabilities	2,176	2,514

LONG-TERM LIABILITIES
Convertible notes	1,569	1,549
PPP loan	657	657
Operating lease liability, net of current portion	2,532	3,471
Deferred revenues, net of current portion	756	960
Other long-term liabilities	—	51
Total liabilities	7,690	9,202

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 22,550,376 shares, respectively; outstanding 18,004,904 and 15,465,222 shares, respectively	251	225
Additional paid-in capital	37,174	33,531
Accumulated deficit	(8,122)	(8,716)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	4,766	503

Total liabilities and shareholders’ equity	$12,456	$9,705

See accompanying Notes to Unaudited Condensed Consolidated Financial Statement.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Conversion of senior notes, net	—	—	(31)	—	32	95	64
Equity issue costs - ATM offering	—	—	(2)	—	—	—	(2)
Net income	—	—	—	237	—	—	237
Balance, September 29, 2019	22,208	$222	$33,294	$(4,246)	(7,085)	$(24,537)	$4,733

Stock compensation expense	—	—	(85)	—	—	—	(85)
Issuance of common stock	9	—	—	—	—	—	—
Equity issue costs - ATM offering	—	—	1	—	—	—	1
Net income	—	—	—	14	—	—	14
Balance, December 29, 2019	22,217	222	$33,210	$(4,232)	(7,085)	$(24,537)	$4,663

Stock compensation expense	—	—	(19)	—	—	—	(19)
Issuance of common stock	14	—	14	—	—	—	14
Equity issue costs - ATM offering	—	—	(2)	—	—	—	(2)
Net loss	—	—	—	(4,515)	—	—	(4,515)
Balance, March 29, 2020	22,231	222	$33,203	$(8,747)	(7,085)	$(24,537)	$141

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

Issuance of common stock	2,540	26	3,735	—	—	—	3,761
Equity issue costs - ATM offering	—	—	(127)	—	—	—	(127)
Net income	—	—	—	102	—	—	102
Balance, December 27, 2020	25,090	$251	$37,136	$(8,538)	(7,085)	$(24,537)	$4,312

Stock compensation expense	—	—	39	—	—	—	39
Equity issue costs - ATM offering	—	—	(1)	—	—	—	(1)
Net income	—	—	—	416	—	—	416
Balance, March 28, 2021	25,090	$251	$37,174	$(8,122)	(7,085)	$(24,537)	$4,766

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 28, 2021	March 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$594	$(4,264)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Impairment of long-lived assets and other lease charges	21	836
Stock compensation expense	39	(104)
Depreciation and amortization	128	141
Amortization of operating right of use assets	435	(396)
Amortization of debt issue costs	20	22
(Gain) loss on the sale of assets	(156)	7
Provision for bad debt	18	39
Deferred income tax	—	4,060
Changes in operating assets and liabilities:
Accounts receivable	(245)	(62)
Notes receivable	(144)	14
Deferred contract charges	23	(6)
Inventories	—	7
Prepaid expenses and other	(57)	(74)
Deposits and other	5	—
Accounts payable - trade	(1)	(101)
Accounts payable - lease termination impairments	(428)	(972)
Accrued expenses	201	346
Operating lease liability	(470)	380
Deferred revenue	(289)	(655)
Other long-term liabilities	(51)	(21)
Cash used in operating activities	(357)	(803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable from fixed asset sales	40	117
Purchase of property, plant and equipment	(29)	(53)
Cash provided by investing activities	11	64

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	3,761	14
Equity issuance costs - ATM offering	(131)	(4)
Cash provided by financing activities	3,630	10

Net increase/(decrease) in cash, cash equivalents and restricted cash	3,284	(729)
Cash, cash equivalents and restricted cash, beginning of period	3,203	2,264
Cash, cash equivalents and restricted cash, end of period	$6,487	$1,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$64	$66
Income taxes	$16	$18

Non-cash activities:
Conversion of notes to common shares	$—	$64
Operating lease right of use assets at adoption	$—	$3,428
Operating lease liability at adoption	$—	$3,875

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash as of June 28, 2020 consisted of an interest-bearing money market account restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s. The $0.2 million in restricted cash was released during the third quarter of 2021.

Fiscal Quarters
The three and nine month periods ended March 28, 2021 and March 29, 2020 each contained 13 weeks and 39 weeks, respectively.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	March 28, 2021	March 29, 2020
Restaurant sales	$—	$36
Franchise royalties	933	948
Supplier and distributor incentive revenues	916	1,085
Franchise license fees	79	175
Area development fees and foreign master license fees	9	4
Advertising funds	194	391
Supplier convention funds	—	—
Rental income	52	54
Other	—	12
	$2,183	$2,705

	Nine Months Ended
	March 28, 2021	March 29, 2020
Restaurant sales	$—	$240
Franchise royalties	2,638	3,084
Supplier and distributor incentive revenues	2,491	3,141
Franchise license fees	261	796
Area development fees and foreign master license fees	17	16
Advertising funds	469	675
Supplier convention funds	177	278
Rental income	152	144
Other	9	37
	$6,214	$8,411

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

Index
The components of total lease expense for the nine months ended March 28, 2021, the majority of which is included in general and administrative expense, are as follows (in thousands):

Nine Months Ended
March 28, 2021
Operating lease cost	$550
Sublease income	(151)
Total lease expense, net of sublease income	$399

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Nine Months Ended
March 28, 2021
Cash paid for amounts included in the measurement of lease liabilities	$586

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

March 28, 2021
Weighted average remaining lease term	5.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases

Remainder of fiscal year 2021	$174
2022	701
2023	707
2024	661
Thereafter	1,211
Total operating lease payments	$3,454
Less: imputed interest	(336)
Total operating lease liability	$3,118

Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended March 28, 2021 or March 29, 2020.

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended March 28, 2021 and March 29, 2020, the Company did not recognize any stock-based compensation expense related to stock options. As of March 28, 2021, there was no unamortized stock-based compensation expense related to stock options.

Index
The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 28, 2021	March 29, 2020
	Shares	Shares
Outstanding at beginning of year	206,750	216,550

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	206,750	216,550

Exercisable at end of period	206,750	216,550

Restricted Stock Units:

For the three months ended March 28, 2021 and March 29, 2020, the Company had stock-based compensation expense of $39 thousand and a credit of $19 thousand, respectively, related to RSU’s. For the nine months ended March 28, 2021 and March 29, 2020, the Company had stock-based compensation expense of $39 thousand and a credit of $104 thousand, respectively, related to RSU’s. As of March 28, 2021, there was no unamortized stock-based compensation expense related to RSU’s.

A summary of the status of restricted stock units as of March 28, 2021, and changes during the three months then ended is presented below:

Unvested at June 28, 2020	—
Granted	545,600
Vested	—
Forfeited	—
Unvested at March 28, 2021	545,600

Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income available to common stockholders	$416	$(4,515)	$594	$(4,264)

BASIC:
Weighted average common shares	17,991	15,133	17,061	15,123

Net income (loss) per common share	$0.02	$(0.30)	$0.03	$(0.28)

DILUTED:
Weighted average common shares	17,991	15,133	17,061	15,123
Convertible notes	798	—	798	—
Dilutive stock options	—	—	—	—
Weighted average common shares outstanding	18,789	15,133	17,859	15,123

Net income (loss) per common share	$0.02	$(0.30)	$0.03	$(0.28)

For the three and nine months ended March 28, 2021, options to purchase 206,750 shares of common stock at exercise prices from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

Index
For the three and nine months ended March 29, 2020, options to purchase 216,550 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note G - Income Taxes

For the nine months ended March 28, 2021 the Company recorded an income tax expense of $5 thousand, all of which is attributable to current state taxes.  The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of March 28, 2021 the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

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

Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months and nine months ended March 28, 2021 and March 29, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net sales and operating revenues:
Pizza Inn Franchising	$1,714	$1,942	$4,718	$5,454
Pie Five Franchising	418	665	1,350	2,539
Company-Owned Restaurants	—	36	—	240
Corporate administration and other	51	62	146	178
Consolidated revenues	$2,183	$2,705	$6,214	$8,411

Depreciation and amortization:
Pizza Inn Franchising	$—	$—	$—	$—
Pie Five Franchising	—	—	—	—
Company-Owned Restaurants	—	—	—	—
Combined	—	—	—	—
Corporate administration and other	41	45	128	141
Depreciation and amortization	$41	$45	$128	$141

Income before taxes:
Pizza Inn Franchising	$1,339	$1,568	$3,723	$4,303
Pie Five Franchising	164	179	563	1,126
Company-Owned Restaurants	(77)	(446)	(256)	(885)
Combined	1,426	1,301	4,030	4,544
Corporate administration and other	(1,009)	(1,808)	(3,431)	(4,731)
Income (loss) before taxes	$417	$(507)	$599	$(187)

Geographic information (revenues):
United States	$2,114	$2,652	$6,047	$8,255
Foreign countries	69	53	167	156
Consolidated total	$2,183	$2,705	$6,214	$8,411

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 28, 2021, Company-owned, franchised and licensed units consisted of the following:

Three Months Ended March 28, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	137	$17,503	35	$4,074	172	$21,577
Company-Owned	—	—	—	—	—	—
Total Domestic Units	137	$17,503	35	$4,074	172	$21,577

International Franchised	33		—		33

Nine Months Ending March 28, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	137	$49,579	35	$12,913	172	$62,492
Company-Owned	—	—	—	—	—	—
Total Domestic Units	137	$49,579	35	$12,913	172	$62,492

International Franchised	33		—		33

Index
Domestic units are located in 19 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic net income per share increased $0.32 per share to $0.02 per share for the three months ended March 28, 2021, compared to the comparable period in the prior fiscal year. The Company had net income of $0.4 million for the three months ended March 28, 2021 compared to a net loss of $4.5 million in the comparable period in the prior fiscal year, on revenues of $2.2 million for the three months ended March 28, 2021 compared to $2.7 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties, supplier and distributer incentives and franchise license fees. The $4.9 million increase in net income for the three months ended March 28, 2021, compared to the comparable period of the prior year was primarily the result of a $1.4 million decrease in expenses and a $4.1 million addition to the reserve against deferred taxes in the prior year partially offset by the $0.5 million decrease in revenues.

Basic net income per share increased $0.31 per share to $0.03 per share for the nine months ended March 28, 2021, compared to the comparable period in the prior fiscal year. The Company had net income of $0.6 million for the nine months ended March 28, 2021 compared to net loss of $4.3 million in the comparable period in the prior fiscal year, on revenues of $6.2 million for the nine months ended March 28, 2021 compared to $8.4 million in the comparable period in the prior fiscal year. The decline in revenue was primarily due to decreases in restaurant sales, franchise royalties, supplier convention funds and franchise license fees. The $4.9 million increase in net income for the nine months ended March 28, 2021 compared to the comparable period of the prior year was primarily the result of a $3.0 million decrease in  expenses and a $4.1 million addition to the reserve against deferred taxes in the prior year offset by the $2.2 million decrease in revenues.

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

We expect that Buffet Units and Pie Five Units in many areas will continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units following social distancing protocols. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 28, 2021, increased $0.4 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.4 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

Index
RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Net income (loss)	$416	$(4,515)	$594	$(4,264)
Interest expense	23	24	69	75
Income taxes	1	4,008	5	4,077
Depreciation and amortization	41	45	128	141
EBITDA	$481	$(438)	$796	$29
Stock compensation expense (income)	39	(19)	39	(104)
Severance	—	38	—	157
(Gain) loss on sale of assets	(156)	18	(156)	7
Impairment of long-lived assets and other lease charges	—	495	21	836
Franchisee default and closed store revenue	(43)	(133)	(154)	(587)
Closed and non-operating store costs	76	45	234	50
Adjusted EBITDA	$397	$6	$780	$388

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$16,042	$18,313	$45,057	$57,866
Delco/Express Units - Franchised	1,393	1,485	$4,339	4,554
PIE Units - Licensed	68	69	$183	245
Total Domestic Retail Sales	$17,503	$19,867	$49,579	$62,665

Pizza Inn Comparable Store Retail Sales - Total Domestic	17,103	17,651	48,260	56,645

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	72	83	78	83
Delco/Express Units - Franchised	54	56	56	57
PIE Units - Licensed	11	13	12	12
Total Domestic Units	137	152	146	152

Total Pizza Inn domestic retail sales decreased $2.4 million, or 11.9%, for the three months ended March 28, 2021 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $0.5 million, or 3.1%, for the three months ended March 28, 2021 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales decreased $13.1 million, or 20.9%, for the nine months ended March 28, 2021 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales decreased by $8.4 million, or 14.8%, for the nine months ended March 28, 2021 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three and nine months ended March 28, 2021:

	Three Months Ended March 28, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	77	—	(1)	4	72
Delco/Express Units - Franchised	54	—	1	1	54
PIE Units - Licensed	11	—	—	—	11
Total Domestic Units	142	—	—	5	137

International Units (all types)	32	1	—	—	33

Total Units	174	1	—	5	170

	Nine Months Ended March 28, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	83	1	(1)	11	72
Delco/Express Units - Franchised	55	—	1	2	54
PIE Units - Licensed	13	—	—	2	11
Total Domestic Units	151	1	—	15	137

International Units (all types)	38	2	—	7	33

Total Units	189	3	—	22	170

There was a net decrease of five domestic Pizza Inn units during the three months ended March 28, 2021 and a net decrease of fifteen units in the total domestic Pizza Inn unit count during the nine months ended March 28, 2021. During the third quarter of fiscal 2021, the number of international Pizza Inn units increased by one unit while the number of international Pizza Inn units decreased by five in the nine months ended March 28, 2021.  We believe the modest net closure of domestic Pizza Inn units will continue in the near term and eventually reverse in future periods.  We expect international units to increase moderately in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	Three Months Ended		Nine Months Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$4,074	$5,547	$12,913	$21,666
Domestic Units - Company-owned	—	36	—	240
Total Domestic Retail Sales	$4,074	$5,583	$12,913	$21,906

Pie Five Comparable Store Retail Sales - Total	$3,812	$3,802	$11,864	$13,821

Pie Five Average Units Open in Period
Domestic Units - Franchised	35	43	42	49
Domestic Units - Company-owned	—	—	—	1
Total Domestic Units	35	43	42	50

Pie Five system-wide retail sales decreased $1.5 million, or 27.0%, for the three months ended March 28, 2021 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 43 to 35. Comparable store retail sales remained relatively stable during the third quarter of fiscal 2021 compared to the same period of the prior year.

Pie Five system-wide retail sales decreased $9.0 million, or 41.1%, for the nine month period ended March 28, 2021 when compared to the same period of the prior year.   Year-to-date fiscal 2021 compared to year-to-date of the prior year, average units open in the period decreased from 50 to 42.  Comparable store retail sales decreased $2.0 million, or 14.2%, during the nine month period ended March 28, 2021 compared to the same period of the prior fiscal year.

Index
The following chart summarizes Pie Five Unit activity for the three and nine months ended March 28, 2021:

	Three Months Ended March 28, 2021
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	37	—	—	2	35
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	37	—	—	2	35

	Nine Months Ended March 28, 2021
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	42	1	—	8	35
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	42	1	—	8	35

The net decreases of Pie Five units during the three and nine months ended March 28, 2021 were primarily the result of the COVID-19 pandemic. We believe the modest net closure of Pie Five units will continue in the near term and eventually reverse in future periods.

Pie Five - Company-Owned Restaurants	Three Months Ended		Nine Months Ended
(in thousands, except store weeks and average data)	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
Store weeks (excluding partial weeks)	—	4	—	30
Average weekly sales	—	9,034	—	8,108
Average number of units	—	1	—	1

Restaurant sales (excluding partial weeks)	—	36	—	240
Restaurant sales	—	36	—	240

Loss before taxes	(77)	(446)	(256)	(885)
Allocated marketing and advertising expenses	—	(2)	—	12
Impairment, other lease charges and non-operating store costs	76	332	255	679
Restaurant operating cash flow	(1)	(116)	(1)	(194)

Average weekly sales for Company-owned Pie Five Units decreased $9.0 million, or 100%, to zero for the three months ended March 28, 2021 compared to the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $115 thousand to a loss of $1 thousand during the third quarter of fiscal 2021 compared to the same period of the prior year. Loss before taxes for Company-owned Pie Five stores decreased $0.4 million for the three months ended March 28, 2021 compared to the same period of the prior year.  The increased restaurant operating cash flow and decreased pre-tax loss were the result of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

Average weekly sales for Company-owned Pie Five Units decreased $8.1 million, or 100%, to zero for the nine months ended March 28, 2021 compared to the same period of the prior fiscal year. Company-owned Pie Five restaurant operating cash flow increased $0.2 million to a loss of $1 thousand during the nine month period ended March 28, 2021 compared to the same period of prior year. Loss before taxes for Company-owned Pie Five stores decreased $0.6 million for the nine months ended March 28, 2021 compared to the same period of the prior year.  The increased restaurant operating cash flow and decreased pre-tax loss were the result of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

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

Index
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

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine months ended March 28, 2021 and March 29, 2020 (in thousands):

Three Months Ended March 28, 2021 and March 29, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
REVENUES:
Franchise and license revenues	$1,714	$1,942	$418	$661	$—	$—	$—	$—	$2,132	$2,603
Restaurant sales	—	—	—	—	—	36	—	—	—	36
Rental income	—	—	—	—	—	—	51	54	51	54
Interest income and other	—	—	—	4	—	—	—	8	—	12
Total revenues	1,714	1,942	418	665	—	36	51	62	2,183	2,705

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	76	104	—	—	76	104
General and administrative expenses	—	—	—	—	1	46	1,249	1,609	1,250	1,655
Franchise expenses	375	374	254	486	—	—	—	—	629	860
(Gain) loss on sale of assets	—	—	—	—	—	—	(156)	18	(156)	18
Impairment of long-lived assets
and other lease charges	—	—	—	—	—	332	—	163	—	495
Bad debt expense (recovery)	—	—	—	—	—	—	(97)	11	(97)	11
Interest expense	—	—	—	—	—	—	23	24	23	24
Amortization and depreciation expense	—	—	—	—	—	—	41	45	41	45
Total costs and expenses	375	374	254	486	77	482	1,060	1,870	1,766	3,212

INCOME/(LOSS) BEFORE TAXES	$1,339	$1,568	$164	$179	$(77)	$(446)	$(1,009)	$(1,808)	$417	$(507)

Index
Nine Months Ended March 28, 2021 and March 29, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020	March 28, 2021	March 29, 2020
REVENUES:
Franchise and license revenues	$4,718	$5,454	$1,336	$2,536	$—	$—	$—	$—	$6,054	$7,990
Restaurant sales	—	—	—	—	—	240	—	—	—	240
Rental Income	—	—	—	—	—	—	151	144	151	144
Interest income and other	—	—	14	3	—	—	(5)	34	9	37
Total revenues	4,718	5,454	1,350	2,539	—	240	146	178	6,214	8,411

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	229	353	—	—	229	353
General and administrative expenses	—	—	—	—	6	99	3,518	4,484	3,524	4,583
Franchise expenses	995	1,151	787	1,413	—	—	—	—	1,782	2,564
(Gain) loss on sale of assets	—	—	—	—	—	—	(156)	7	(156)	7
Impairment of long-lived assets and other lease charges	—	—	—	—	21	673	—	163	21	836
Bad debt expense (recovery)	—	—	—	—	—	—	18	39	18	39
Interest expense	—	—	—	—	—	—	69	75	69	75
Amortization and depreciation expense	—	—	—	—	—	—	128	141	128	141
Total costs and expenses	995	1,151	787	1,413	256	1,125	3,577	4,909	5,615	8,598

INCOME/(LOSS) BEFORE TAXES	$3,723	$4,303	$563	$1,126	$(256)	$(885)	$(3,431)	$(4,731)	$599	$(187)

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

Total revenues for the three month period ended March 28, 2021 and for the same period in the prior fiscal year were $2.2 million and $2.7 million, respectively. The decrease in total revenues was driven by a reduction in Pizza Inn and Pie Five franchise and license revenues and zero sales from Company-owned restaurants.

Total revenues for the nine month period ended March 28, 2021 and for the same period in the prior fiscal year were $6.2 million and $8.4 million, respectively. The decrease in total revenues was driven by a reduction in Pizza Inn and Pie Five franchise and license revenues, as well as zero sales from Company-owned restaurants.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues decreased by $0.2 million to $1.7 million for the three month period ended March 28, 2021 compared to the same period of the prior year. Pizza Inn franchise and license revenues decreased to $4.7 million for the nine month period ended March 28, 2021 from $5.5 million for the same period of the prior fiscal year.

Pie Five Franchise Revenues

Pie Five franchise and license revenues decreased by $0.2 million to $0.4 million for the three month period ended March 28, 2021 compared to the same period of the prior fiscal year. The decrease was primarily driven by decreases in supplier incentives, domestic royalties and brand advertising fund revenues due to fewer retail stores. Pie Five franchise and license revenues decreased to $1.3 million for the nine month period ended March 28, 2021 compared to $2.5 million for the same period in the prior fiscal year for the same reason.

Restaurant Sales

Restaurant sales, which consist of revenue generated by Company-owned restaurants, decreased $36 thousand to zero for the fiscal quarter ended March 28, 2021 compared to the fiscal quarter ended March 29, 2020. In the nine month period ended March 28, 2021, restaurant sales decreased to zero from $0.2 million in sales for the same period of the prior fiscal year.  In both cases, the decreases were due to closure of all remaining Company-owned stores during the third quarter of fiscal 2020.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased $28 thousand to $76 thousand for the three month period ended March 28, 2021 compared to $104 thousand in the three month period ended March 29, 2020. For the nine month period ended March 28, 2021, total cost of sales decreased $124 thousand to $229 thousand compared to $353 thousand in the same period of the prior fiscal year. The decreases in costs of sales in both three and nine month periods reflect the closure of all remaining Company-owned restaurants during the third quarter of fiscal 2020.

General and Administrative Expenses

Total general and administrative expenses decreased $0.4 million to $1.3 million for the three month period ended March 28, 2021 compared to $1.7 million for the same period of the prior fiscal year. Total general and administrative expenses decreased to $3.5 million for the nine month period ended March 28, 2021 compared to $4.5 million for the nine month period ended March 29, 2020. The decreases in general and administrative expenses during both the three and nine month periods were primarily the result of decreased corporate expenses in response to the COVID-19 pandemic.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses decreased to $0.6 million for the three month period ended March 28, 2021 compared to $0.9 million for the same period of the prior fiscal year. Franchise expenses decreased to $1.8 million for the nine month period ended March 28, 2021 compared to $2.6 million for the nine month period ended March 29, 2020. In both cases, the decreases were primarily due to a reduction in employees supporting franchisees, fewer closed store expenses, and lower convention expense.

Index
Loss (Gain) on Sale of Assets

Gain on sale of assets of $156 thousand for the third quarter of fiscal 2021 compared to a loss of $18 thousand for the same period of fiscal 2020. Gain on sale of assets of $156 thousand for the nine months ended March 28, 2021 compared to a loss on sale of assets of $7 thousand for the comparable prior year period.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended March 28, 2021 compared to $0.5 million for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges was $21 thousand for the nine month period ended March 28, 2021 compared to $0.8 million for the same period of the prior fiscal year. For the three and nine month periods ended March 28, 2021, these charges related to lease termination expenses.

Bad Debt Expense (Recovery)

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended March 28, 2021, bad debt recovery was $97 thousand compared to the bad debt expense of $11 thousand for the same period in the prior fiscal year. Bad debt expense for the nine month period ended March 28, 2021, decreased $21 thousand compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense remained relatively stable for the three and nine month periods ended March 28, 2021 compared to the same fiscal periods of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense declined slightly for the three and nine months ended March 28, 2021, compared to the same periods of the prior year.  In both cases, the decrease was primarily the result of the closure of all remaining Company-owned Pie Five Units during the third quarter of fiscal 2020.

Provision for Income Tax

For the nine months ended March 28, 2021 the Company recorded an income tax expense of $5 thousand, all of which is attributable to current state taxes.  The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of March 28, 2021 the Company had established a full valuation allowance of $6.5 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the nine month period ended March 28, 2021, our primary source of liquidity was from sales of our common stock.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $0.4 million for the nine month period ended March 28, 2021 compared to cash used of $0.8 million for the nine month period ended March 29, 2020. The primary drivers of increased operating cash flow during the nine month period ended March 28, 2021 were reduced payments for settlement of operating leases and lower deferred revenues.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the nine month period ended March 28, 2021 was $11 thousand attributable to payments received on notes receivable from fixed asset sales of $40 thousand being partially offset by the purchase of property, plant and equipment of $29 thousand. Cash flows provided by investing activities was $64 thousand for the nine months ended March 29, 2020.

Index
Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash flow provided by financing activities was $3.6 million for the nine month period ended March 28, 2021 compared to $10 thousand for the nine month period ended March 29, 2020. Cash flows from financing activities for the nine months ended March 28, 2021 were primarily attributable to proceeds from sale of stock partially offset by equity issuance costs.

Although we have taken aggressive measures to control expenses, we expect reduced cash flow from operations during the remainder of fiscal 2021 as a result of the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations will be sufficient to fund operations for the next 12 months.

2017 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through March 28, 2021, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.5 million. The 2017 ATM Offering expired on November 6, 2020.

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

During the nine month period ended March 28, 2021, no Notes were converted to common shares. As of March 28, 2021, $1.6 million in par value of the Notes were outstanding.

PPP Loan

On April 13, 2020, the Company received the proceeds from a loan in the amount of $0.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan is unsecured by the Company and is guaranteed by the SBA. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company accompanied by documentation of expenditures in accordance with SBA requirements under the PPP.  In the event all or any portion of the PPP Loan is forgiven, the amount forgiven will be applied to outstanding principal. The PPP Loan matures on April 10, 2022 and bears interest at a rate of 0.98% per annum. No payment is due until a forgiveness decision is received from the SBA. We presently expect to receive a forgiveness decision in the fourth quarter of fiscal 2021. Any amounts not forgiven are payable in equal monthly installments of principal and interest as necessary to fully amortize the outstanding principal balance by the maturity date. We may prepay the PPP Loan at any time prior to the maturity with no repayment penalties. The PPP Loan is evidenced by a promissory note dated April 10, 2020, which contains various certifications and agreements related to the PPP, as well customary default and other provisions.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 28, 2021 and March 29, 2020, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the United States District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment.  In general, the suit asserts that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him.  The suit primarily seeks the issuance to Mr. Crane of 928,000 shares of the Company’s common stock and $300,000 of severance, as well as unspecified attorney’s fees and court costs.  In the alternative, the suit seeks $2.4 million in actual damages plus unspecified exemplary damages, interest, attorney’s fees and court costs. A motion for summary judgment was filed on Rave’s behalf and a ruling on the motion is pending.  The case is in the discovery phase and trial is set for August 2021. The Company believes that all of the claims are without merit and intends to vigorously defend the lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended March 28, 2021.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 28, 2021, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: May 6, 2021