Form 10-K
period 2021-06-27
RAVE RESTAURANT GROUP, INC.
filed 2021-09-21
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 27, 2021 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 27, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16.2 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of August 30, 2021, there were 18,004,904 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 14, 2021, have been incorporated by reference in Part III of this report.

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

General

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.

As of June 27, 2021, we had 33 franchised Pie Five Units, 156 franchised Pizza Inn restaurants and 11 licensed PIE Units.  The 124 domestic franchised Pizza Inn restaurants were comprised of 70 Buffet Units, 10 Delco Units and 44 Express Units.  As of June 27, 2021, there were 32 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 25%, 21%, 16% and 8%, respectively, of the total number of domestic units.

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

Delco Units offer delivery and carryout service only and are typically located in shopping centers or other in-line retail developments.  Delco Units typically offer a variety of crusts and some combination of side items.  Delco Units occupy approximately 1,200 square feet, are primarily production facilities and, in most instances, do not offer seating.    The decor of the Delco Unit is designed to be bright and highly visible and feature neon lighted displays and awnings.  We have attempted to locate Delco Units strategically to facilitate timely delivery service and to provide easy access for carryout service. While we had previously stopped opening new Delco Units, during fiscal 2021, we added two Delco Units.

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

Historically, the Company established PIE Units to serve customers through a non-traditional, licensed pizza-only model called Pizza Inn Express. Like Delco Units and Express Units, the PIE Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit. The Company does not intend to open additional PIE Units in the foreseeable future.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2022, particularly in the Middle East.

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

Domestic Franchise Operations

Franchise and development agreements. Our current standard forms of domestic franchise agreements provide for the following basic terms:

		Pizza Inn		Pie Five
	Buffet Unit	Delco Unit	Express Unit	Pie Five Unit
Franchise fee per unit	$30,000	$10,000	$5,000	$30,000
Initial franchise term	20 years	10 years	5 years	10 years
Renewal period	10 years	5 years	5 years	5 years
Royalty rate % of sales	4%	4%	4%	6%
National ad fund % of sales	3%	3%	3%	2%
Required total ad spending % of sales	4%	4%	4%	5%

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

Company-Owned Restaurant Operations

As of June 27, 2021, we did not operate any Company-owned restaurants. We presently intend to open and operate Company-owned restaurants in the future.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s.  As of June 27, 2021, there were 32 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

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

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, but disruption of supply chains as a result of COVID-19 or other factors could cause difficulty in obtaining inventories or supplies in the foreseeable future. Prices charged by our suppliers are subject to fluctuation, and franchisees and licensees bear increased costs or benefit from savings through changes in product pricing.  We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high-volume products.

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

Pizza Inn and Pie Five franchisees are required to conduct independent marketing efforts in addition to their participation in the national marketing programs for each brand.  We provide franchised restaurants with access to an assortment of local store marketing materials, including pre-approved print, radio, and digital media marketing materials.  We also provide local store marketing materials and programs specifically to support new restaurant openings.

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

Employees

As of June 27, 2021, we had 23 employees. None of our employees are currently covered by collective bargaining agreements.

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

As of June 27, 2021, the Company had contingent and direct lease obligations for ten additional locations.  Two of the lease obligations have been subleased and eight of the lease obligations have been assigned to franchisees. These leased properties range in size from 2,025 to 2,850 square feet, have annual rental rates ranging from approximately $30.00 to $44.00 per square foot and expire between 2022 and 2028.

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

As of August 30, 2021, there were approximately 1,895 stockholders of record of the Company’s common stock.

The Company had no sales of unregistered securities during fiscal 2021 or 2020.

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

	High	Low
Fiscal 2021:
Fourth Quarter Ended 6/27/2021	$1.68	$1.15
Third Quarter Ended 3/28/2021	2.09	0.85
Second Quarter Ended 12/27/2020	2.36	0.42
First Quarter Ended 9/27/2020	0.91	0.38

Fiscal 2020:
Fourth Quarter Ended 06/28/2020	$1.23	$0.52
Third Quarter Ended 3/29/2020	1.83	0.69
Second Quarter Ended 12/29/2019	2.85	1.44
First Quarter Ended 9/29/2019	3.21	2.04

The Company did not pay any dividends on its common stock during the fiscal years ended June 27, 2021 or June 28, 2020.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

2007 Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions.  On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009 the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal year ended June 27, 2021.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).   Subsequent to June 27, 2021, the Company has not repurchased any outstanding shares but may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 27, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock option compensation plans approved by security holders	166,750	$5.49	2,098,261

Stock option compensation plans not approved by security holders	–	–	–

Total	166,750	$5.49	2,098,261

ITEM 6.	Reserved

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements.  See “Forward-Looking Statements.”

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express kiosks (“PIE Units”) under the trademark “Pizza Inn”.  We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.  At June 27, 2021, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

Fiscal Year Ended June 27, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	135	$70,073	33	$17,734	168	$87,807
Company-Owned	–	–	–	–	–	–
Total Domestic Units	135	$70,073	33	$17,734	168	$87,807

International Franchised	32		–		32

The domestic units were located in 19 states predominately situated in the southern half of the United States.  The international restaurants were located in six foreign countries.

The following table summarizes domestic comparable store retail sales for the Company.

	52 Weeks Ended
	June 27, 2021	June 28, 2020
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$68,107	$68,812
Pie Five Domestic Comparable Store Retail Sales	15,612	16,640
Total Rave Comparable Store Retail Sales	$83,719	$85,452

Basic net income per common share increased $0.37 to net income of $0.09 per share for fiscal 2021 compared to a net loss of $(0.28) per share in the prior fiscal year.  Diluted net income per common share increased $0.37 to net income of $0.09 per share for fiscal 2021 compared to a net loss of $(0.28) per share in the prior fiscal year. Net income increased $5.7 million to net income of $1.5 million for fiscal 2021 compared to a net loss of $4.2 million for the prior fiscal year on revenues of $8.6 million for fiscal 2021 as compared to $10.0 million in fiscal 2020.

Index
Adjusted EBITDA for the fiscal year ended June 27, 2021, improved to $2.0 million compared to $0.6 million for the prior fiscal year.  The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
Net income (loss)	$1,520	$(4,233)
Interest expense	92	95
Income taxes	(29)	4,078
Depreciation and amortization	167	186
EBITDA	$1,750	$126
Stock compensation expense (income)	80	(104)
Severance	23	157
Gain on sale of assets	(10)	(24)
Impairment of long-lived assets and other lease charges	21	880
Franchisee default and closed store revenue	(170)	(606)
Closed and non-operating store costs	271	137
Adjusted EBITDA	$1,965	$566

Results of operations for the fiscal years 2021 and 2020 both included 52 weeks.

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

	52 Weeks Ended
	June 27, 2021	June 28, 2020
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units – Franchised	$63,776	$71,267
Delco/Express Units – Franchised	6,053	6,200
PIE Units – Licensed	244	289
Total Domestic Retail Sales	$70,073	$77,756

Pizza Inn Comparable Store Retail Sales - Total Domestic	$68,107	$68,812

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units – Franchised	77	85
Delco/Express Units – Franchised	55	57
PIE Units – Licensed	12	10
Total Domestic Units	144	152

Index
Pizza Inn total domestic retail sales decreased by $7.7 million, or 9.9% compared to the prior year.  The decrease in domestic retail sales was primarily due to the effects of COVID-19.  Pizza Inn domestic comparable store retail sales decreased by $0.7 million, or 1.0%.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 27, 2021:

	Fiscal Year Ended June 27, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	83	1	(1)	13	70
Delco/Express Units - Franchised	55	2	1	4	54
PIE Units - Licensed	13	–	–	2	11
Total Domestic Units	151	3	–	19	135

International Units (all types)	38	3	–	9	32

Total Units	189	6	–	28	167

The net decrease of 16 domestic units was primarily due to declines in Buffet, Delco, and PIE units. The net decrease of six international Pizza Inn units was primarily due to closure of underperforming units in Bangladesh partially offset by new units in the Middle East. We believe that this represents a stabilizing of international unit count.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	52 Weeks Ended
	June 27, 2021	June 28, 2020
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$17,734	$25,771
Domestic Units - Company-owned	—	240
Total Domestic Retail Sales	$17,734	$26,011

Pie Five Comparable Store Retail Sales - Total	$15,612	$16,640

Pie Five Average Units Open in Period
Domestic Units - Franchised	37	53
Domestic Units - Company-owned	—	1
Total Domestic Units	37	54

Pie Five domestic total retail sales decreased $8.3 million, or 31.8%, compared to the prior year.  Average units open in the period decreased to 37 from 54 the prior year.  Comparable store retail sales decreased by $1.0 million, or 6.2% during fiscal 2021 compared to the prior year.

Index
The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 27, 2021:

	Fiscal Year Ended June 27, 2021
	Beginning Units	Opened	Closed	Ending Units

Domestic - Franchised	42	1	10	33
Domestic - Company-owned	–	–	–	–
Total Domestic Units	42	1	10	33

The net decrease of 9 Pie Five units during fiscal 2021 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth.  We believe that this trend of net store closures will moderate and then reverse in future periods.

Pie Five - Company-Owned Restaurants	Fiscal Year Ended
(in thousands, except store weeks and average data)	June 27,	June 28,
	2021	2020
Store weeks (excluding partial weeks)	–	30
Average weekly sales	–	8,108
Average number of units	–	1

Restaurant sales (excluding partial weeks)	–	240
Restaurant sales	–	240

Loss from continuing operations before taxes	(292)	(1,006)
Allocated marketing and advertising expenses	–	12
Depreciation/amortization expense	–	–
Impairment, other lease charges and non-operating store costs	291	810
Restaurant operating cash flow	(1)	(184)

We closed our single remaining Company-owned Pie Five restaurant during the third quarter of fiscal 2020.  Average weekly sales for Company-owned Pie Five restaurants also decreased $8.1 thousand, or 100.0%, to zero for the fiscal year ended June 27, 2021.

Loss from continuing operations before taxes for Company-owned Pie Five stores decreased $0.7 million for the fiscal year ended June 27, 2021 compared to the same period of the prior year primarily due to the closure of all remaining Company-owned restaurants.  Similarly, operating cash flow from Company-owned Pie Five restaurants improved by $183 thousand to $1 thousand cash used in fiscal 2021 compared to $184 thousand cash used in fiscal 2020.

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

Index
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

Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the Fiscal Years ended June 27, 2021 and June 28, 2020 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
REVENUES:
Franchise and license revenues	$6,582	$6,662	$1,800	$2,891	$–	$–	$–	$–	$8,382	$9,553
Restaurant sales	–	–	–	–	–	240	–	–	–	240
Rental income	—	–	–	–	–	–	200	195	200	195
Interest income and other	–	–	16	3	–	–	(5)	37	11	40
Total revenues	6,582	6,662	1,816	2,894	–	240	195	232	8,593	10,028

COSTS AND EXPENSES:
Cost of sales	–	–	–	–	264	439	–	–	264	439
General and administrative expenses	–	–	–	–	7	90	4,703	5,413	4,710	5,503
Franchise expenses	1,377	1,297	1,017	1,754	–	–	–	–	2,394	3,051
Gain on sale of assets	–	–	–	–	–	–	(10)	(24)	(10)	(24)
Impairment of long-lived assets
and other lease charges	–	–	–	–	21	717	–	163	21	880
Bad debt	–	–	–	–	–	–	121	53	121	53
Interest expense	–	–	–	–	–	–	92	95	92	95
Amortization and depreciation expense	–	–	–	–	–	–	167	186	167	186
Total costs and expenses	1,377	1,297	1,017	1,754	292	1,246	5,073	5,886	7,759	10,183

OTHER INCOME:
Gain on forgiveness of PPP loan	—	—	—	—	—	—	(657)	—	(657)	—
Total other income	—	—	—	—	—	—	(657)	—	(657)	—

INCOME/(LOSS) BEFORE TAXES	$5,205	$5,365	$799	$1,140	$(292)	$(1,006)	$(4,221)	$(5,654)	$1,491	$(155)

Index
Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributer incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, interest and other income, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors. Total revenues for fiscal 2021 and fiscal 2020 were $8.6 million and $10.0 million, respectively.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise revenues decreased by $0.1 million to $6.6 million in fiscal 2021 compared to $6.7 million in fiscal 2020. The 1.2% decrease was primarily due to the effects of COVID-19.

Pie Five Franchise and License Revenues

Pie Five franchise revenues decreased by $1.1 million to $1.8 million for fiscal 2021 compared to $2.9 million for fiscal 2020. The 37.7% decrease was primarily due to reduced restaurant count and the effects of COVID-19.

Restaurant Sales

We had no restaurant sales, which consist of revenue generated by Company-owned restaurants, in fiscal 2021 because we closed our single remaining Company-owned restaurant during the third quarter of fiscal 2020.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs, labor costs, and lease costs directly related to Company-owned restaurant sales. These costs decreased 39.9%, or $175 thousand, to $264 thousand for fiscal 2021 compared to $439 thousand in fiscal 2020.  The decrease was primarily the result of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020 offset by ongoing lease costs directly related to the closed Company-owned stores.

General and Administrative Expenses

Total general and administrative expenses decreased $0.8 million to $4.7 million for fiscal 2021 compared to $5.5 million for the prior fiscal year. General and administrative expenses for Company-owned restaurants decreased $83 thousand to $7 thousand for fiscal 2021 compared to $90 thousand for the prior fiscal year primarily as a result of the closure of all remaining Company-owned stores during the third quarter of fiscal 2020. General and administrative expenses for corporate decreased $0.7 million to $4.7 million for fiscal 2021 compared to $5.4 million for the prior year primarily as a result of a decrease in Pie Five advertising costs and payroll and related partially offset by an increase in Pizza Inn advertising costs.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  Total franchise expenses decreased $0.7 million to $2.4 million in fiscal 2021 from $3.1 million in the prior fiscal year. Pizza Inn franchise expenses increased $0.1 million to $1.4 million in fiscal 2021 compared to $1.3 million in the prior fiscal year primarily as a result of an increase in payroll and related, advertising, and travel costs partially offset by a decrease in convention costs.  Pie Five franchise expenses decreased by $0.8 million to $1.0 million in fiscal 2021 compared to $1.8 million in the prior fiscal year primarily as a result of a reduction in advertising costs.

Gain on Sale of Assets

The Company’s gain on sale of assets reflects the net difference between the sale price of assets and the net carrying value of the assets at the time of sale.  Gain on sale of assets decreased to $10 thousand in fiscal 2021 compared to $24 thousand in the prior year.

Impairment Expenses

Impairment of long-lived assets and other lease charges were $21 thousand for fiscal 2021 compared to $880 thousand for fiscal 2020. Impairment of long-lived assets and other lease charges for Company-owned restaurants decreased to $21 thousand in fiscal 2021 compared to $717 thousand in fiscal 2020 primarily due to a reduction in lease charges for closed stores.

Index
Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased by $68 thousand to $121 thousand in fiscal 2021 compared to $53 thousand in fiscal 2020 primarily related to domestic accounts receivable.

Interest Expense

Interest expense decreased $3 thousand for fiscal 2021 to $92 thousand compared to $95 thousand in the prior year.

Amortization and Depreciation Expense

Amortization and depreciation expense decreased $19 thousand to $167 thousand in fiscal 2021 compared to $186 thousand in fiscal 2020 primarily as a result of lower amortization of software.

Provision for Income Tax

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. The Company has continued to maintain a full valuation allowance for the year ended June 27, 2021.

At the end of tax year ended June 27, 2021, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $1.78 million of the loss carryforwards are limited to 80% and do not expire.

As of June 27, 2021, tax years remained open to examination from June 24, 2012, by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. The Company was not subject to any open income tax examinations by any tax authority as of June 27, 2021.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, an omnibus spending bill that includes an array of COVID-related tax relief for individuals and businesses.  The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the CARES Act.  The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022, which are currently deductible at 50% for years ending December 31, 2020. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act were not material to the financial statements for the year ended June 27, 2021.

Liquidity and Capital Resources
Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities, loan proceeds, and proceeds from the sale of securities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital.  Cash provided by operations was $1.5 million in fiscal 2021 compared to cash used in operations of $0.4 million in fiscal year 2020. The increase in operating cash flow was primarily attributable to an increase in net income and the decrease in deferred income tax.

Cash flows from investing activities reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets. Cash used by investing activities was $0.2 million in fiscal 2021 compared to cash provided by investing activities of $0.1 million in fiscal 2020.

Index
Cash flows from financing activities generally reflect changes in the Company’s borrowings and securities activity during the period.  Net cash provided by financing activities was $3.9 million and $1.0 million for the fiscal years ended June 27, 2021 and  June 28, 2020, respectively.  Cash flows from financing activities for fiscal 2021 were primarily the result of proceeds sales of stock in an at-the-market offering. Cash flows from financing activities for fiscal 2020 were primarily the result of proceeds from a government-sponsored loan program and sales of stock in the at-the-market offering.

We expect cash flow from operations during fiscal 2022 to continue to be negatively impacted by the COVID-19 pandemic. However, management believes the cash on hand combined with cash from operations will be sufficient to fund operations for the next 12 months.

PPP Loan

On April 13, 2020, the Company received the proceeds from a loan in the amount of $0.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was unsecured by the Company and was guaranteed by the SBA. We applied for and received a forgiveness decision in the fourth quarter of fiscal 2021, such that all of the PPP Loan was forgiven at that time.

ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5.0 million from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 27, 2021, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.4 million. The 2017 ATM Offering expired on November 6, 2020.

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

During fiscal 2021, none of the Notes were converted to common shares.  As of June 27, 2021, $1.6 million in par value of the Notes was outstanding, offset by $28 thousand of unamortized debt issue costs and unamortized debt discounts.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2022 fiscal year.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2021, the Company tested its long-lived assets for impairment and recognized $21 thousand in pre-tax, non-cash impairment charges. The Company had lease charges related to closed units of $0.7 million partially offset by $0.2 million in sublease income.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent losses. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. The Company has continued to maintain a full valuation allowance for the year ended June 27, 2021.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  As of June 27, 2021 and June 28, 2020, the Company had no uncertain tax positions.

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

As of June 27, 2021, the Company had no Company-owned restaurants.

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

Index
The components of total lease expense for the fiscal year ended June 27, 2021, the majority of which is included in general and administrative expense, are as follows (in thousands):

Fiscal Year Ended June 27, 2021
Operating lease cost	$705
Sublease income	(200)
Total lease expense, net of sublease income	$505

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities	$755

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 27, 2021
Operating lease right of use assets, net	$2,085
Operating lease liabilities, current	465
Operating lease liabilities, net of current portion	1,911

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 27, 2021
Weighted average remaining lease term	4.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2022	$551
2023	558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,626
Less: imputed interest	(250)
Total operating lease liability	$2,376

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Index
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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 27, 2021.

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

10.6	Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc.

10.7	At Market Issuance Sales Agreement between the Company and B. Riley FBR, Inc. (filed as Exhibit 1.01 to Form 8-K filed December 5, 2017).*

10.8	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.9	Letter agreement dated November 4, 2019, between Rave Restaurant Group, Inc. and Mike Burns (filed as Exhibit 10.1 to Form 8-K filed November 15, 2019 and incorporated herein by reference).*

10.10	Letter agreement dated December 16, 2019, between Rave Restaurant Group, Inc. and Clinton Fendley (filed as Exhibit 10.1 to Form 8-K filed January 7, 2020 and incorporated herein by reference).*

10.11	Note, dated April 10, 2020, between Rave Restaurant Group, Inc. and JPMorgan Chase Bank, N. A. (filed as Exhibit 10.1 to Form 8-K filed April 16, 2020 and incorporated herein by reference).*

10.12	Letter agreement dated June 16, 2021, between Rave Restaurant Group, Inc. and Clinton Fendley (filed as Exhibit 10.1 to Form 8-K filed June 17, 2021 and incorporated herein by reference).*

Index
21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

ITEM 16.	FORM 10-K SUMMARY.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 21, 2021	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer (principal executive officer) By: /s/ Clinton D. Fendley Clinton D. Fendley Chief Financial Officer (principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 21, 2021
/s/ Clinton D. Fendley Clinton D. Fendley Chief Financial Officer (principal financial officer)	September 21, 2021

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 21, 2021

/s/ Robert B. Page
Robert B. Page
Director	September 21, 2021

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 21, 2021

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 21, 2021

Index
RAVE RESTAURANT GROUP, INC.

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Rave Restaurant Group, Inc. (the “Company”) and subsidiaries as of June 27, 2021 and June 28, 2020, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 27, 2021 and June 28, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note A to the Financial Statements

Critical Audit Matter Description

The Company has two primary sources of revenues: restaurant sales and franchise revenues. Franchise revenues consist of 1) franchise royalties, 2) supplier and distributor incentive revenues, 3) franchise license fees, 4) area development exclusivity fees and foreign master license fees, 5) advertising funds, and 6) supplier convention funds. Each of these sources of revenues have different contract types, lengths, terms, and conditions. As such, revenue recognition requires significant analysis and a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition included the following:

•	We obtained the detail of all revenue transactions and performed the following procedures:

o	Identified the Company’s various revenue streams and any differences in the processes, methods, and policies applicable to each revenue stream.

o	Reviewed the entity’s revenue recognition policies and evaluated whether following those policies comply with the requirements of ASC 606.

o
Obtained a listing of franchise revenue related contracts, agreements, and invoices during the year, sampled the detail, and tested revenues by examining and documenting supporting contracts, invoices, and other documentation to determine whether revenue was recognized at the proper amount.

o	Performed various cutoff procedures to ensure revenue was recognized in the proper period.

ArmaninoLLP
Dallas, Texas

We have served as the Company’s auditor since 2020.

September 21, 2021

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 27, 2021	June 28, 2020

REVENUES:	$8,593	$10,028

COSTS AND EXPENSES:
Cost of sales	264	439
General and administrative expenses	4,710	5,503
Franchise expenses	2,394	3,051
Gain on sale of assets	(10)	(24)
Impairment of long-lived assets and other lease charges	21	880
Bad debt expense	121	53
Interest expense	92	95
Depreciation and amortization expense	167	186
Total costs and expenses	7,759	10,183

OTHER INCOME:
Gain on forgiveness of PPP loan	(657)	—
Total other income	(657)	—

INCOME (LOSS) BEFORE TAXES	1,491	(155)
Income tax (benefit) expense	(29)	4,078
NET INCOME (LOSS)	$1,520	$(4,233)

INCOME (LOSS) PER SHARE OF COMMON STOCK - BASIC:	$0.09	$(0.28)

INCOME (LOSS) PER SHARE OF COMMON STOCK - DILUTED:	$0.09	$(0.28)

Weighted average common shares outstanding - basic	17,307	15,144

Weighted average common and potential dilutive common shares outstanding	18,105	15,144

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 27, 2021	June 28, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,330	$2,969
Restricted cash	—	234
Accounts receivable, less allowance for bad debts of $47 and $269, respectively	911	965
Notes receivable, current	901	546
Deferred contract charges, current	35	44
Prepaid expenses and other	196	174
Total current assets	10,373	4,932

LONG-TERM ASSETS
Property, plant and equipment, net	445	366
Operating lease right of use asset, net	2,085	3,567
Intangible assets definite-lived, net	183	155
Notes receivable, net of current portion	52	449
Deferred contract charges, net of current portion	207	231
Deposits and other	—	5
Total assets	$13,345	$9,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$644	$446
Accounts payable - lease termination impairments	—	407
Accrued expenses	924	775
Other current liabilities	46	—
Operating lease liability, current	465	632
Short term loan, current	250	—
Convertible notes short term, net of unamortized debt issuance costs and discounts	1,576	—
Deferred revenues, current	626	254
Total current liabilities	4,531	2,514

LONG-TERM LIABILITIES
Convertible notes, net of current portion	—	1,549
PPP loan	—	657
Operating lease liability, net of current portion	1,911	3,471
Deferred revenues, net of current portion	1,170	960
Other long-term liabilities	—	51
Total liabilities	7,612	9,202

COMMITMENTS AND CONTINGENCIES (SEE NOTE K)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 22,550,376 shares, respectively; outstanding 18,004,904 and 15,465,222 shares, respectively	251	225
Additional paid-in capital	37,215	33,531
Accumulated deficit	(7,196)	(8,716)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	5,733	503

Total liabilities and shareholders’ equity	$13,345	$9,705

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, June 30, 2019	22,208	$222	$33,327	$(4,483)	(7,117)	$(24,632)	$4,434

Stock compensation expense	–	–	(104)	–	–	–	(104)
Conversion of senior notes, net	–	–	(31)	–	32	95	64
Issuance of common stock	342	3	354	–	–	–	357
Equity issue costs - ATM Offering	–	–	(15)	–	–	–	(15)
Net Income	–	–	–	(4,233)	–	–	(4,233)
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Stock compensation expense	–	–	80	–	–	–	80
Issuance of common stock	2,540	26	3,735	–	–	–	3,761
Equity issue costs - ATM Offering	–	–	(131)	–	–	–	(131)
Net Income	–	–	–	1,520	–	–	1,520
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 27, 2021	June 28, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,520	$(4,233)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Impairment of long-lived assets and other lease charges	21	880
Stock compensation expense	80	(104)
Depreciation and amortization	131	145
Amortization of operating right of use assets	569	471
Amortization of intangible assets definite-lived	36	41
Amortization of debt issue costs	27	29
Gain on the sale of assets	(10)	(24)
Provision for bad debt	7	53
Bad debt on notes receivable	114	—
Gain on forgiveness of PPP loan	(657)	—
Deferred income tax	—	4,060
Changes in operating assets and liabilities:
Accounts receivable	47	132
Notes receivable	(119)	104
Deferred contract charges	33	(6)
Inventories	—	7
Prepaid expenses and other	(22)	167
Deposits and other	5	—
Accounts payable - trade	198	46
Accounts payable - lease termination impairments	(428)	(985)
Accrued expenses	149	(46)
Other current liabilities	46	—
Operating lease liability	(793)	(494)
Deferred revenue	582	(581)
Other long-term liabilities	(51)	(22)
Cash provided by/(used in) operating activities	1,485	(360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	47	123
Proceeds from sale of assets	1	—
Purchase of intangible assets definite-lived	(74)	—
Purchase of property, plant and equipment	(212)	(56)
Cash provided by/(used in) investing activities	(238)	67

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	3,761	357
Equity issuance costs - ATM offering	(131)	(15)
Proceeds from PPP loan	—	657
Short term loan, current	250	—
Cash provided by financing activities	3,880	999

Net increase/(decrease) in cash, cash equivalents and restricted cash	5,127	706
Cash, cash equivalents and restricted cash, beginning of period	3,203	2,497
Cash, cash equivalents and restricted cash, end of period	$8,330	$3,203

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$8,330	$2,969
Restricted cash	—	234
Total cash, cash equivalents and restricted cash	$8,330	$3,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$64	$66
Income taxes	$23	$18

Non-cash activities:
Conversion of notes to common shares	$—	$64
Operating lease right of use assets at adoption	$—	$4,150
Operating lease liability at adoption	$—	$4,894
Gain on forgiveness of PPP loan	$657	$—

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc. and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  The Company also licenses pizza kiosks under the “Pizza Inn” trademark. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third party distributors.

As of June 27, 2021,  we had 33 franchised Pie Five Units, 156 franchised Pizza Inn restaurants, and 11 licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 124 domestic franchised Pizza Inn restaurants were comprised of 70 pizza buffet restaurants (“Buffet Units”), 10 delivery/carry-out restaurants (“Delco Units”), and 44 express restaurants (“Express Units”).  As of June 27, 2021, there were 32 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 25%, 21%, 16% and 8%, respectively, of the total number of domestic units.

Principles of Consolidation:

The consolidated financial statements include the accounts of Rave Restaurant Group, Inc. and its subsidiaries, all of which are wholly owned.  All appropriate inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash of $0.2 million as of June 28, 2020 consisted of an interest-bearing money market account restricted pursuant to a letter of credit for an insurance claim dating back to the mid-1980’s. The $0.2 million in restricted cash was released during the third quarter of fiscal 2021.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 27, 2021 and June 28, 2020, the Company had cash balances in excess of FDIC insurance coverage of approximately $8.0 million and $2.7 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets.  At June 27, 2021 and June 28, 2020, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with five franchisees on notes receivables with both short and long term maturities.  As of June 27, 2021, the Company had six short term notes receivable with four franchisees and the Company had one note receivable with one franchisee totaling $1.0 million. The financed asset sales were executed with a weighted average interest rate of 0.0%. Principal payments are due monthly and mature from November 1, 2021 to December 1, 2023.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. During fiscal year 2021, the Company tested its long-lived assets for impairment and recognized $21 thousand in pre-tax, non-cash impairment charges. The Company had lease charges related to closed units of $0.7 million partially offset by $0.2 million in sublease income.

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

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principal payments are due monthly.  Notes receivable mature at various dates through 2023 and bear interest at a weighted average rate of 0.0% at June 27, 2021.

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

The expected principal collections on notes receivable for the next three years were as follows as of June 27, 2021 (in thousands):

Notes Receivable
2022	$901
2023	52
2024	–
$953

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. The Company has continued to maintain a full valuation allowance for the year ended June 27, 2021.

At the end of tax year ended June 27, 2021, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $1.78 million of the loss carryforwards are limited to 80% and do not expire.

Index
As of June 27, 2021, tax years remained open to examination from June 24, 2012, by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. The Company was not subject to any open income tax examinations by any tax authority as of June 27, 2021.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

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

Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the Accompanying Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. Area development exclusivity fees that include rights to sub-franchise are amortized as revenue over the term of the contract.

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

Rental income is income from our subleasing of some of our restaurant space to third parties.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 27, 2021	June 28, 2020

Restaurant sales	$—	$240
Franchise royalties	3,689	3,697
Supplier and distributor incentive revenues	3,482	3,906
Franchise license fees	308	853
Area development exclusivity fees and foreign master license fees	21	20
Advertising funds contributions	705	799
Supplier convention funds	177	278
Rental income	200	195
Other	11	40
	$8,593	$10,028

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

Restricted stock units (“RSUs”) represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Compensation cost for RSUs is measured as an amount equal to the fair value of the RSUs on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

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

Fiscal Year:

The Company’s fiscal year ends on the last Sunday in June.  The fiscal year ended June 27, 2021 contained 52 weeks and the fiscal year ended June 28, 2020 contained 52 weeks.

Index
NOTE B – PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 27 2021	June 28, 2020

Equipment, furniture and fixtures	3 - 7 yrs	$1,021	$808
Software	5 yrs	792	809
Leasehold improvements	10 yrs or lease term, if shorter	472	472
		2,285	2,089
Less: accumulated depreciation/amortization		(1,840)	(1,723)
		$445	$366

Depreciation and amortization expense was approximately $131 thousand and $145 thousand for the fiscal years ended June 27, 2021 and June 28, 2020, respectively.

Intangible assets consist of the following (in thousands):

		June 27, 2021			June 28, 2020
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(209)	$69	$278	$(181)	$97
Name change	15 years	70	(30)	40	70	(25)	45
Prototypes	5 years	74	–	74	230	(217)	13
		$422	$(239)	$183	$578	$(423)	$155

Amortization expense for intangible assets was approximately $36 thousand and $41 thousand for the fiscal years ended June 27, 2021 and June 28, 2020, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 27, 2021	June 28, 2020
Compensation	$764	$451
Other	130	236
Professional fees	30	80
Insurance loss reserves	–	8
	$924	$775

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

During fiscal 2021, none of the Notes were converted to common shares.  As of June 27, 2021, $1.6 million of the Notes were outstanding, offset by $28 thousand of unamortized debt issue costs and unamortized debt discounts.

Index
NOTE E - PPP LOAN:

On April 13, 2020, the Company received the proceeds from a loan in the amount of $0.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. (the “Lender”) pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was unsecured by the Company and was guaranteed by the SBA. We applied for and received a forgiveness decision in the fourth quarter of fiscal 2021, such that all of the PPP Loan was forgiven at that time. (See, “Consolidated Statement of Operations.”)

NOTE F - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
Current - Federal	$—	$—
Current - State	(29)	18
Deferred - Federal	—	4,053
Deferred - State	—	7
Provision for income taxes	$(29)	$4,078

The effective income tax rate varied from the statutory rate for the fiscal years ended June 27, 2021 and June 28, 2020 as reflected below (in thousands):

	June 27, 2021	June 28, 2020
Federal income taxes based on a statutory rate of 21%	$313	$(33)
State income tax, net of federal effect	(23)	20
Permanent adjustments	5	4
PPP loan forgiveness	(138)	—
Change in valuation allowance	(190)	4,081
Other	4	6
	$(29)	$4,078

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 27, 2021	June 28, 2020
Reserve for bad debt	$10	$61
Deferred fees	34	—
Other reserves and accruals	542	568
Operating lease liabilities	525	937
Credit carryforwards	197	171
Net operating loss carryforwards	5,563	5,371
Depreciable assets	—	306
Total gross deferred tax asset	6,871	7,414
Valuation allowance	(6,307)	(6,515)
Total deferred tax asset	$564	$899

Right-of-use asset	(461)	(815)
Other deferred tax liabilities	(103)	(84)
Total deferred tax liabilities	$(564)	$(899)

Net deferred tax asset	$—	$—

For the year ended June 27, 2021, the Company recorded an income tax benefit of $29 thousand including federal deferred tax expense of zero and current state tax benefit of $29 thousand. At the end of tax year ended June 27, 2021, the Company had net operating loss carryforwards totaling $23.6 million that are available to reduce future taxable income and will begin to expire in 2032. Under the Tax Cuts and Jobs Act, approximately $1.78 million of the loss carryforwards are limited to 80% and do not expire.

Index
As of June 27, 2021, tax years remained open to examination from June 24, 2012, by the federal and state tax authorities, for three or four years from the tax year in which net operating losses or tax credits are utilized. The Company was not subject to any open income tax examinations by any tax authority as of June 27, 2021.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. The Company has continued to maintain a full valuation allowance for the year ended June 27, 2021.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, an omnibus spending bill that includes an array of COVID-related tax relief for individuals and businesses.  The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the CARES Act.  The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022, which are currently deductible at 50% for years ending December 31, 2020. The Company determined that income tax effects related to the passage of the Consolidated Appropriations Act were not material to the financial statements for the year ended June 27, 2021.

NOTE G - LEASES:

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot.  This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and deferred one-half of the monthly base rent for the period from June 2020 through May 2021.

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Consolidated Balance Sheets through a right of use asset and a corresponding lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized but are disclosed below. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

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

As of June 27, 2021, the Company had no Company-owned restaurants.

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

The components of total lease expense for the fiscal year ended June 27, 2021, the majority of which is included in general and administrative expense in the accompanying consolidated statement of operations, are as follows (in thousands):

Fiscal Year Ended June 27, 2021
Operating lease cost	$705
Sublease income	(200)
Total lease expense, net of sublease income	$505

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 27, 2021
Cash paid for amounts included in the measurement of lease liabilities	$755

Index
Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 27, 2021
Operating lease right of use assets, net	$2,085
Operating lease liabilities, current	465
Operating lease liabilities, net of current portion	1,911

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 27, 2021
Weighted average remaining lease term	4.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2022	$551
2023	558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,626
Less: imputed interest	$(250)
Total operating lease liability	$2,376

Premises occupied by Company-owned restaurants were leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 27, 2021 were as follows (in thousands):

Operating Leases
2022	$1,168
2023	1,056
2024	844
2025	685
2026	490
Thereafter	364
$4,607

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 27, 2021 were as follows (in thousands):

Sublease Rental Income
2022	$175
2023	177
2024	128
2025	53
$533

Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
Minimum rentals	$705	$676
Sublease rentals	(200)	(168)
	$505	$508

Index
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

For the fiscal year ended June 27, 2021, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $24 thousand. For the fiscal year ended June 28, 2020, no matching contributions were made to the tax advantaged savings plan by the Company.

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

Share based compensation expense is included in general and administrative expense in the accompanying consolidated statement of operations.

Index
Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
	Shares	Shares
Outstanding at beginning of year	206,750	216,550

Granted	–	–
Exercised	–	–
Forfeited/Canceled/Expired	(40,000)	(9,800)

Outstanding at end of period	166,750	206,750

Exercisable at end of period	166,750	206,750

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	$4.96	$4.82

Granted	–	–
Exercised	–	–
Forfeited/Canceled/Expired	2.71	1.87

Outstanding at end of period	$5.49	$4.96

Exercisable at end of year	$5.49	$4.96

The intrinsic value of options outstanding at June 27, 2021 was zero.

The following table provides information on options outstanding and options exercisable as of June 27, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 27,2021	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 27, 2021	Weighted- Average Exercise Price

$2.76 - 3.30	55,000	1.0	$3.11	55,000	$3.11
$3.31 - 3.95	50,000	5.0	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	2.0	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	3.0	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	4.0	$13.11	24,286	$13.11
	166,750	3.0	$5.49	166,750	$5.49

We determine fair value following the authoritative guidance as follows:

Valuation and Amortization Method.  We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Index
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

At June 27, 2021, all stock options that the Company had granted were vested. No stock compensation expense related to stock options was recognized in either fiscal years 2021 or 2020.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2020, there were no grants of performance-based restricted stock units. During fiscal 2021, an aggregate of 545,600 performance-based restricted stock units were granted to certain employees.

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

A summary of the status of restricted stock units as of June 27, 2021 and June 28, 2020, and changes during the fiscal years then ended is presented below:

	June 27, 2021	June 28, 2020
Unvested at beginning of year	—	155,106
Granted during the year	545,600	—
Vested during the year	—	(9,053)
Forfeited during the year	—	(146,053)
Unvested at end of year	545,600	—

NOTE J - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.  No shares were repurchased during fiscal 2021 and, as of June 27, 2021, there were 848,425 shares available to be repurchased under the plan.

Index
On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”).  The 2017 ATM Offering is being undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through June 27, 2021, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.4 million. The 2017 ATM Offering expired on November 6, 2020.

The Company pays to B. Riley FBR a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  The Company had $131 thousand in expenses associated with the 2017 ATM Offering in fiscal 2021.

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

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.  During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Note E--PPP Loan.”) We also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted by the pandemic and its aftermath.

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

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
Income/(loss) from continuing operations	$1,520	$(4,233)
Interest saved on convertible notes at 4%	$64	$65
Adjusted net income/(loss)	$1,584	$(4,168)

BASIC:
Weighted average common shares	17,307	15,144

Net income/(loss) per common share	$0.09	$(0.28)

DILUTED:
Weighted average common shares	17,307	15,144
Convertible notes	798	—
Dilutive stock options	—	—
Weighted average common shares outstanding	18,105	15,144

Income/(loss) from continuing operations per common share	$0.09	$(0.28)

Index
We had 166,750 and 206,750 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 27, 2021 and June 28, 2020, respectively. The 166,750 and 206,750 shares of common stock were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero and were anti-dilutive, respectively. These options expire at varying times from fiscal 2021 through fiscal 2026.

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

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of and for the fiscal years ended June 27, 2021 and June 28, 2020 (in thousands):

	Fiscal Year Ended
	June 27, 2021	June 28, 2020
Net sales and operating revenues:
Pizza Inn Franchising	$6,582	$6,662
Pie Five Franchising	1,816	2,894
Company-Owned Restaurants	–	240
Corporate administration and other	195	232
Consolidated revenues	$8,593	$10,028

Depreciation and amortization:
Pizza Inn Franchising	$–	$–
Pie Five Franchising	–	–
Company-Owned Restaurants	–	–
Combined	–	–
Corporate administration and other	167	186
Depreciation and amortization	$167	$186

Income/(Loss) before taxes:
Pizza Inn Franchising	$5,205	$5,365
Pie Five Franchising	799	1,140
Company-Owned Restaurants	(292)	(1,006)
Combined	5,712	5,499
Corporate administration and other	(4,221)	(5,654)
Income/(loss) before taxes	$1,491	$(155)

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$8,373	$9,847
Foreign countries	220	181
Consolidated total	$8,593	$10,028

NOTE N - SUBSEQUENT EVENTS:

In preparation of its financial statements, the Company considered subsequent events through September 21, 2021 which was the date the Company’s financial statements were available to be issued.