Form 10-Q
period 2021-09-26
RAVE RESTAURANT GROUP, INC.
filed 2021-11-04
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2021 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2021, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
REVENUES:	$2,553	$1,903

COSTS AND EXPENSES:
Cost of sales	—	78
General and administrative expenses	1,206	1,089
Franchise expenses	986	547
Impairment of long-lived assets and other lease charges	—	17
Bad debt expense	5	27
Interest expense	24	23
Depreciation and amortization expense	44	44
Total costs and expenses	2,265	1,825

INCOME BEFORE TAXES	288	78
Income tax expense	3	2
NET INCOME	285	76

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.02	$0.00

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.00

Weighted average common shares outstanding - basic	18,005	15,451

Weighted average common and potential dilutive common shares outstanding	18,803	16,249

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 26, 2021	June 27, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,876	$8,330
Accounts receivable, less allowance for bad debts of $25 and $47, respectively	832	911
Notes receivable, current	568	901
Deferred contract charges, current	33	35
Prepaid expenses and other	150	196
Total current assets	9,459	10,373

LONG-TERM ASSETS
Property, plant and equipment, net	420	445
Operating lease right of use asset, net	1,981	2,085
Intangible assets definite-lived, net	202	183
Notes receivable, net of current portion	302	52
Deferred contract charges, net of current portion	212	207
Total assets	$12,576	$13,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$521	$644
Accrued expenses	500	924
Other current liabilities	46	46
Operating lease liability, current	470	465
Short term loan, current	120	250
Convertible notes short term, net of unamortized debt issuance costs and discounts	1,583	1,576
Deferred revenues, current	648	626
Total current liabilities	3,888	4,531

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,792	1,911
Deferred revenues, net of current portion	836	1,170
Total liabilities	6,516	7,612

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 18,004,904 and 18,004,904 shares, respectively	251	251
Additional paid-in capital	37,257	37,215
Accumulated deficit	(6,911)	(7,196)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	6,060	5,733

Total liabilities and shareholders’ equity	$12,576	$13,345

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 26, 2021	September 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285	$76
Adjustments to reconcile net income to cash used in operating activities:
Impairment of long-lived assets and other lease charges	—	17
Stock compensation expense	42	—
Depreciation and amortization	36	35
Amortization of operating right of use assets	104	146
Amortization of intangible assets definite-lived	8	9
Amortization of debt issue costs	7	7
Provision for bad debt	5	27
Changes in operating assets and liabilities:
Accounts receivable	74	(74)
Notes receivable	26	62
Deferred contract charges	(3)	(3)
Prepaid expenses and other	46	(44)
Deposits and other	—	5
Accounts payable - trade	(123)	23
Accounts payable - lease termination impairments	—	(3)
Accrued expenses	(424)	(90)
Operating lease liability	(114)	(152)
Deferred revenue	(312)	(48)
Cash used in operating activities	(343)	(7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	57	4
Purchase of intangible assets definite-lived	(27)	—
Purchase of property, plant and equipment	(11)	(27)
Cash provided by/(used in) investing activities	19	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs - ATM offering	—	(3)
Short term loan, current	(130)	—
Cash used in financing activities	(130)	(3)

Net decrease in cash, cash equivalents and restricted cash	(454)	(33)
Cash, cash equivalents and restricted cash, beginning of period	8,330	3,203
Cash, cash equivalents and restricted cash, end of period	$7,876	$3,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$(2)	$7

Non-cash activities:
Conversion of notes to common shares	$—	$—
Operating lease right of use assets at adoption	$—	$—
Operating lease liability at adoption	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) operates and franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and operates and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2021.

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

Fiscal Quarters
The three month periods ended September 26, 2021 and September 27, 2020 each contained 13 weeks.

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

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement which can range from five to twenty years. Fees received for renewal periods are amortized over the life of the renewal period.

Index
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

Advertising fund contributions for Pie Five and Pizza Inn franchised units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. The adoption of Topic 606 revised the determination of whether these arrangements are considered principal versus agent. For Pie Five and Pizza Inn, we have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Condensed Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five and Pizza Inn marketing fund contributions are billed and collected weekly.

Recognition of supplier convention funds is deferred until the obligations of the agreements are met and the event takes place.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Franchise royalties	$1,082	$858
Supplier and distributor incentive revenues	866	767
Franchise license fees	31	102
Area development fees and foreign master license fees	5	4
Advertising funds	375	125
Supplier convention funds	143	—
Rental income	47	48
Other	4	(1)
	$2,553	$1,903

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

Compensation cost for restricted stock units (“RSUs”) is measured as an amount equal to the fair value of the RSUs on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

Note B - Leases

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

Office Agreements

The Company rents office space from third parties for its corporate location. Office agreements are typically structured with non-cancelable terms of one to ten years. The Company has concluded that its office agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

Restaurant Space Agreements

The Company rents restaurant space from third parties for its Company-owned restaurants. Restaurant space agreements are typically structured with non-cancelable terms of one to ten years. The Company has concluded that its restaurant agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

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

As of September 26, 2021, the Company had no Company-owned restaurants.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our condensed consolidated statement of income on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our condensed consolidated statement of income in the period in which the obligation for those payments is incurred.

The components of total lease expense for the three months ended September 26, 2021, the majority of which is included in general and administrative expense, are as follows (in thousands):

Three Months Ended
September 26, 2021
Operating lease cost	$125
Rental income	(47)
Total lease expense, net of sublease income	$78

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Three Months Ended
September 26, 2021
Cash paid for amounts included in the measurement of lease liabilities	$138

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

September 26, 2021
Weighted average remaining lease term	4.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2022	$414
2023	558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,489
Less: imputed interest	(227)
Total operating lease liability	$2,262

Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended September 26, 2021 or September 27, 2020.

Index
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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended September 26, 2021 and September 27, 2020, the Company did not recognize any stock-based compensation expense related to stock options. As of September 26, 2021, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 26, 2021	September 27, 2020
	Shares	Shares
Outstanding at beginning of year	166,750	206,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	166,750	206,750

Exercisable at end of period	166,750	206,750

Restricted Stock Units:

For the three months ended September 26, 2021 and September 27, 2020, the Company had stock-based compensation expense of $42 thousand and zero, respectively, related to RSUs. As of September 26, 2021, there was no unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of September 26, 2021, and changes during the three months then ended is presented below:

Unvested at June 27, 2021	545,600
Granted	—
Issued	—
Forfeited	(22,412)
Unvested at September 26, 2021	523,188

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2021	September 27, 2020
Net income available to common shareholders	$285	$76

BASIC:
Weighted average common shares	18,005	15,451

Net income per common share	$0.02	$0.00

DILUTED:
Weighted average common shares	18,005	15,451
Convertible notes	798	798
Dilutive stock options	—	—
Weighted average common shares outstanding	18,803	16,249

Net income per common share	$0.02	$0.00

For the three months ended September 26, 2021, options to purchase 166,750 shares of common stock at exercise prices from $3.11 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 27, 2020, options to purchase 206,750 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

Note G - Income Taxes

For the three months ended September 26, 2021, the Company recorded an income tax expense of $3 thousand, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of September 26, 2021, the Company had established a full valuation allowance of $6.3 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months ended September 26, 2021 and September 27, 2020 (in thousands):

	Three Months Ended
	September 26, 2021	September 27, 2020
Net sales and operating revenues:
Pizza Inn Franchising	$2,034	$1,380
Pie Five Franchising	472	476
Corporate administration and other	47	47
Consolidated revenues	$2,553	$1,903

Depreciation and amortization:
Pizza Inn Franchising	$—	$—
Pie Five Franchising	—	—
Company-Owned Restaurants	—	—
Corporate administration and other	44	44
Depreciation and amortization	$44	$44

Income before taxes:
Pizza Inn Franchising	$1,275	$1,100
Pie Five Franchising	245	209
Company-Owned Restaurants	(1)	(100)
Combined	1,519	1,209
Corporate administration and other	(1,231)	(1,131)
Income before taxes	$288	$78

Revenues by geography:
United States	$2,477	$1,859
Foreign countries	76	44
Consolidated revenues	$2,553	$1,903

Note I - Subsequent Events

On November 1, 2021, the U.S. District Court for the Eastern District of Texas entered judgment against the Company in the amount of $924,000 plus pre- and post-judgment interest and court costs on breach of contract claims asserted by the Company’s former Chief Executive Officer, Scott Crane.  The Company intends to appeal the judgment to the Fifth Circuit Court of Appeals.

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 27, 2021 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 27, 2021. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 26, 2021, franchised and licensed units consisted of the following:

Three Months Ended September 26, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	133	$20,347	33	$5,060	166	$25,407

International Franchised	32		—		32

Index
Domestic units are located in 19 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic net income per common share increased $0.02 per share to $0.02 per share for the three months ended September 26, 2021, compared to basic net income of $0.00 per share in the comparable period in the prior fiscal year. The Company had net income of $285 thousand for the three months ended September 26, 2021 compared to net income of $76 thousand in the comparable period in the prior fiscal year, on revenues of $2.6 million for the three months ended September 26, 2021 compared to $1.9 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, advertising funds contributions, and supplier convention funds.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world. Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations. Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders. In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carryout orders. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices.

Further, the COVID-19 pandemic has precipitated significant job losses, a labor shortage in restaurant service workers, and a national economic downturn that typically impacts the demand for restaurant food service. Although most of our domestic restaurants have continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. We have not experienced any significant shortages of supplies or any significant delays in receiving our food or beverage inventories, restaurant supplies or products, but disruption of supply chains as a result of COVID-19 or other factors could cause difficulty in obtaining inventories or supplies in the foreseeable future.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, "Liquidity and Capital Resources--PPP Loan," below.) We also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations could be materially adversely impacted by the pandemic and its aftermath.

We expect that some Buffet Units and Pie Five Units could continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, to what extent the labor shortage will continue, if individuals will be comfortable returning to our Buffet Units and Pie Five Units following social distancing protocols, or if distributions of supply chains will cause difficulty in obtaining inventories or supplies in the foreseeable future. Any of these changes could materially adversely affect the Company’s future financial performance. However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

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

●	“Retail sales” represents the restaurant sales reported by our franchisees, which may be segmented by brand or domestic/international locations.
●	“System-wide retail sales” represents combined retail sales for franchisee and Company-owned restaurants for a specified brand.
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

Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 26, 2021 increased $0.3 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 26, 2021	September 27, 2020
Net income	$285	$76
Interest expense	24	23
Income taxes	3	2
Depreciation and amortization	44	44
EBITDA	$356	$145
Stock compensation expense	42	—
Severance	33	—
Impairment of long-lived assets and other lease charges	—	17
Franchisee default and closed store revenue	(1)	(67)
Closed and non-operating store costs	1	82
Adjusted EBITDA	$431	$177

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 26, 2021	September 27, 2020
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$18,645	$14,724
Delco/Express Units - Franchised	1,642	1,536
PIE Units - Licensed	60	59
Total Domestic Retail Sales	$20,347	$16,319

Pizza Inn Comparable Store Retail Sales - Total Domestic	19,768	15,812

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	71	79
Delco/Express Units - Franchised	52	55
PIE Units - Licensed	10	12
Total Domestic Units	133	146

Total Pizza Inn domestic retail sales increased $4.0 million, or 24.7%, for the three months ended September 26, 2021 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $4.0 million, or 25.0%, for the three months ended September 26, 2021 when compared to the same period of the prior year.

The following chart summarizes Pizza Inn unit activity for the three months ended September 26, 2021:

	Three Months Ended September 26, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	70	1	—	—	71
Delco/Express Units - Franchised	54	—	—	2	52
PIE Units - Licensed	11	—	—	1	10
Total Domestic Units	135	1	—	3	133

International Units (all types)	32	—	—	—	32

Total Units	167	1	—	3	165

There was a net decrease of two domestic Pizza Inn units during the three months ended September 26, 2021. We believe the net closure of Pizza Inn units will continue in the near term and eventually reverse in future periods. During the quarter, the number of international Pizza Inn units remained stable.  We expect international units to increase modestly in future periods.

Index
Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 26, 2021	September 27, 2020
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$5,060	$4,507
Domestic Units - Company-owned	—	—
Total Domestic Retail Sales	$5,060	$4,507

Pie Five Comparable Store Retail Sales - Total	$4,745	$4,039

Pie Five Average Units Open in Period
Domestic Units - Franchised	33	39
Domestic Units - Company-owned	—	—
Total Domestic Units	33	39

Pie Five system-wide retail sales increased $0.6 million, or 12.3%, for the three months ended September 26, 2021 when compared to the same period of the prior year. Pie-Five comparable store retail sales increased by $0.7 million, or 17.5%, for the three months ended September 26, 2021 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 39 to 33.

The following chart summarizes Pie Five Unit activity for the three months ended September 26, 2021:

	Three Months Ended September 26, 2021
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	33	—	—	—	33
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	33	—	—	—	33

Pie Five units remained stable during the three months ended September 26, 2021. We believe that Pie Five units will eventually increase in future periods.

Pie Five - Company-Owned Restaurants

We closed our single remaining Company-owned Pie Five restaurant during the third quarter of fiscal 2020. Loss from continuing operations before taxes for Company-owned Pie Five stores decreased $99 thousand for the three months ended September 26, 2021 to $1 thousand compared to $100 thousand during the same period of the prior year.  The decreased loss was the result of the closure of all remaining Company-owned restaurants.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 26, 2021 and September 27, 2020 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
REVENUES:
Franchise and license revenues	$2,034	$1,380	$468	$476	$—	$—	$—	$—	$2,502	$1,856
Rental income	—	—	—	—	—	—	47	48	47	48
Interest income and other	—	—	4	—	—	—	—	(1)	4	(1)
Total revenues	2,034	1,380	472	476	—	—	47	47	2,553	1,903

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	78	—	—	—	78
General and administrative expenses	—	—	—	—	1	5	1,205	1,084	1,206	1,089
Franchise expenses	759	280	227	267	—	—	—	—	986	547
Loss (gain) on sale of assets	—	—	—	—	—	—	—	—	—	—
Impairment of long-lived assets and other lease charges	—	—	—	—	—	17	—	—	—	17
Bad debt expense	—	—	—	—	—	—	5	27	5	27
Interest expense	—	—	—	—	—	—	24	23	24	23
Depreciation and amortization expense	—	—	—	—	—	—	44	44	44	44
Total costs and expenses	759	280	227	267	1	100	1,278	1,178	2,265	1,825

INCOME/(LOSS) BEFORE TAXES	$1,275	$1,100	$245	$209	$(1)	$(100)	$(1,231)	$(1,131)	$288	$78

Index
Revenues:

Revenues are derived from franchise royalties, franchise license fees, supplier and distributor incentives, advertising funds, area development exclusivity fees and foreign master license fees, and supplier convention funds. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, and the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended September 26, 2021 and for the same period in the prior fiscal year were $2.6 million and $1.9 million, respectively. The increase in revenue was primarily due to increases in franchise royalties, advertising funds contributions, and supplier convention funds.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues increased by $0.7 million to $2.0 million for the three month period ended September 26, 2021 as compared to the same period in the prior fiscal year. The increase was driven by increases in supplier incentives, domestic royalties and advertising fund revenues.

Pie Five Franchise Revenues

Pie Five franchise and license revenues remained relatively stable at $0.5 million for the three month period ended September 26, 2021 as compared to the same period in the prior fiscal year.

Costs and Expenses:

Cost of Sales

Cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to zero for the three month period ended September 26, 2021 from the $78 thousand in the three month period ended September 27, 2020. The decrease in costs of sales in the three month period reflects the closure of the single remaining Company-owned restaurant and the end of associated general and administrative expenses (primarily rent and utilities) attributable to closed stores.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million to $1.2 million for the three month period ended September 26, 2021 compared to $1.1 million for the same period of the prior fiscal year. The increase was primarily the result of increased advertising spend.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses increased to $1.0 million for the three month period ended September 26, 2021 compared to $0.5 million for the same period in the prior fiscal year.

Loss (Gain) on Sale of Assets

We had no sale of assets in either the fiscal quarter ended September 26, 2021 or the comparable fiscal quarter ended September 27, 2020.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended September 26, 2021 compared to $17 thousand for the same period in the prior fiscal year. The decline was due to the end of lease termination expenses in the second quarter of fiscal 2021.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense for the three month period ended September 26, 2021 decreased $22 thousand as compared to the comparable period in the prior fiscal year.

Index
Interest Expense

Interest expense remained stable in the three month period ended September 26, 2021 compared to the same fiscal period of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization remained stable in the three month period ended September 26, 2021 compared to the same fiscal period of the prior year.

Provision for Income Tax

For the three months ended September 26, 2021, the Company recorded an income tax expense of $3 thousand, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of September 26, 2021, the Company had established a full valuation allowance of $6.3 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the three month period ended September 26, 2021, our primary source of liquidity was cash flow from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash used by operating activities was $343 thousand for the three month period ended September 26, 2021 compared to cash used of $7 thousand for the three month period ended September 27, 2020. The primary driver of decreased cash flows during the three month period ended September 26, 2021 was liabilities related to accrued expenses.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities of $19 thousand during the three month period ended September 26, 2021 was primarily attributable to payments received on notes receivable of $57 thousand partially offset by $27 thousand used in the purchase of intangible assets definite-lived. Cash used in investing activities during the three month period ended September 27, 2020 of $23 thousand was primarily attributed to capital expenditures of $27 thousand partially offset by $4 thousand in payments received on notes receivable.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash flow used by financing activities was $130 thousand for the three month period ended September 26, 2021 compared to $3 thousand for the three month period ended September 27, 2020. Cash flows from financing activities for the three months ended  September 26, 2021 was attributable to the short term loan. Cash flows from financing activities for the three months ended September 27, 2020 was attributable to equity issuance costs.

As a result of the COVID-19 pandemic, we have taken aggressive measures to control expenses and expect modest cash flow from operations during the second quarter of fiscal 2022. Management believes the cash on hand combined with cash from operations will be sufficient to fund operations for the next 12 months.

2017 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering has been undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through September 26, 2021, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.4 million. The 2017 ATM Offering expired on November 6, 2020.

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

During the three month period ended September 26, 2021, none of the Notes were converted to common shares. As of September 26, 2021, $1.6 million in par value of the Notes were outstanding, offset by $13 thousand of unamortized debt issue costs and unamortized debt discounts.

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

Index
The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 26, 2021 and September 27, 2020, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019.  In general, the suit asserted that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him on October 15, 2019.  The case proceeded to a jury trial, which resulted in a verdict in favor of Crane on his breach of contract claim.  On November 1, 2021, the Court entered judgment against the Company in the amount of $924,000 plus pre- and post-judgment interest and court costs.  The Company intends to appeal the judgment to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended September 26, 2021.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 26, 2021, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: November 4, 2021