Form 10-Q
period 2021-12-26
RAVE RESTAURANT GROUP, INC.
filed 2022-02-04
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2021 or
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

As of February 1, 2022, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
REVENUES:	$2,696	$2,128	$5,249	$4,031

COSTS AND EXPENSES:
Cost of sales	—	75	—	153
General and administrative expenses	1,377	1,185	2,583	2,274
Franchise expenses	784	606	1,770	1,153
Impairment of long-lived assets and other lease charges	—	4	—	21
Bad debt expense	3	88	8	115
Interest expense	23	23	47	46
Depreciation and amortization expense	48	43	92	87
Total costs and expenses	2,235	2,024	4,500	3,849

INCOME BEFORE TAXES	461	104	749	182
Income tax expense	4	2	7	4
NET INCOME	457	102	742	178

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.03	$0.01	$0.04	$0.01

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.01	$0.04	$0.01

Weighted average common shares outstanding - basic	18,005	17,712	18,005	16,596

Weighted average common and potential dilutive common shares outstanding	18,803	18,510	18,803	17,394

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 26, 2021	June 27, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,232	$8,330
Accounts receivable, less allowance for bad debts of $25 and $47, respectively	977	911
Notes receivable, current	552	901
Deferred contract charges, current	35	35
Prepaid expenses and other	86	196
Total current assets	9,882	10,373

LONG-TERM ASSETS
Property, plant and equipment, net	385	445
Operating lease right of use asset, net	1,876	2,085
Intangible assets definite-lived, net	197	183
Notes receivable, net of current portion	261	52
Deferred contract charges, net of current portion	219	207
Total assets	$12,820	$13,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$601	$644
Accrued expenses	530	924
Other current liabilities	46	46
Operating lease liability, current	475	465
Short term loan, current	90	250
Convertible notes short term, net of unamortized debt issuance costs and discounts	1,590	1,576
Deferred revenues, current	391	626
Total current liabilities	3,723	4,531

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,671	1,911
Deferred revenues, net of current portion	866	1,170
Total liabilities	6,260	7,612

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 18,004,904 and 18,004,904 shares, respectively	251	251
Additional paid-in capital	37,300	37,215
Accumulated deficit	(6,454)	(7,196)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders’ equity	6,560	5,733

Total liabilities and shareholders’ equity	$12,820	$13,345

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

Issuance of Common Stock	2,540	26	3,735	—	—	—	3,761
Equity issue costs - ATM offering	—	—	(127)	—	—	—	(127)
Net income	—	—	—	102	—	—	102
Balance, December 27, 2020	25,090	251	$37,136	$(8,538)	(7,085)	$(24,537)	$4,312

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

Stock compensation expense	—	—	43	—	—	—	43
Net income	—	—	—	457	—	—	457
Balance, December 26, 2021	25,090	$251	$37,300	$(6,454)	(7,085)	$(24,537)	$6,560

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 26, 2021	December 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$742	$178
Adjustments to reconcile net income to cash used in operating activities:
Impairment of long-lived assets and other lease charges	—	21
Stock compensation expense	85	—
Depreciation and amortization	72	73
Amortization of operating right of use assets	209	293
Amortization of intangible assets definite-lived	20	14
Amortization of debt issue costs	14	13
Provision for bad debt	8	115
Changes in operating assets and liabilities:
Restricted cash	—	(1)
Accounts receivable	(74)	(69)
Notes receivable	46	(102)
Deferred contract charges	(12)	8
Prepaid expenses and other	110	(87)
Deposits and other	—	5
Accounts payable - trade	(43)	203
Accounts payable - lease termination impairments	—	(428)
Accrued expenses	(394)	17
Operating lease liability	(230)	(307)
Deferred revenue	(539)	(253)
Cash provided by/(used in) operating activities	14	(307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	94	26
Purchase of intangible assets definite-lived	(34)	—
Purchase of property, plant and equipment	(12)	(26)
Cash provided by investing activities	48	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	3,761
Equity issuance costs - ATM offering	—	(130)
Short term loan, current	(160)	—
Cash (used in)/provided by financing activities	(160)	3,631

Net (decrease)/increase in cash, cash equivalents and restricted cash	(98)	3,324
Cash, cash equivalents and restricted cash, beginning of period	8,330	3,203
Cash, cash equivalents and restricted cash, end of period	$8,232	$6,527

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$8,232	$6,292
Restricted cash	—	235
Total cash, cash equivalents and restricted cash	$8,232	$6,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—
Income taxes	$8	$16

Non-cash activities:
Conversion of notes to common shares	$—	$—
Operating lease right of use assets at adoption	$—	$—
Operating lease liability at adoption	$—	$—

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

Fiscal Quarters
The three and six month periods ended December 26, 2021 and December 27, 2020 each contained 13 weeks and 26 weeks, respectively.

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

Index
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

Rental Income

The Company subleases some of its restaurant space to third parties. The Company’s two subleases have terms that end in 2023 and 2025. The sublease agreements are noncancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and the amounts the Company receives are recorded as rental income in the period that rent is received.

Total revenues consist of the following (in thousands):

	Three Months Ended
	December 26, 2021	December 27, 2020
Franchise royalties	$1,095	$847
Supplier and distributor incentive revenues	1,129	808
Franchise license fees	39	80
Area development fees and foreign master license fees	5	4
Advertising funds	367	150
Supplier convention funds	—	177
Rental income	47	52
Other	14	10
	$2,696	$2,128

	Six Months Ended
	December 26, 2021	December 27, 2020
Franchise royalties	$2,178	$1,705
Supplier and distributor incentive revenues	1,995	1,575
Franchise license fees	70	182
Area development fees and foreign master license fees	9	8
Advertising funds	744	275
Supplier convention funds	142	177
Rental income	93	100
Other	18	9
	$5,249	$4,031

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

Index
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

Office Agreements

The Company rents office space from third parties for its corporate location. Office agreements are typically structured with non-cancelable terms of one to ten years. The Company has concluded that its office agreement represents an operating lease with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term.

Restaurant Space Agreements

As of December 26, 2021, the Company had no Company-owned restaurants. Historically, the Company has rented restaurant space from third parties for its Company-owned restaurants. Restaurant space agreements are typically structured with non-cancelable terms of one to ten years. The Company has concluded that its restaurant agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

The Company also subleases some of its restaurant space to third parties. The Company’s two subleases have terms that end in 2023 and 2025. The sublease agreements are noncancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and the amounts the Company receives are recorded as rental income in the period that rent is received.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, the Company recognizes lease payments related to short-term leases in the condensed consolidated statement of income on a straight-line basis over the lease term which has not changed from prior recognition. To the extent that there are variable lease payments, the Company recognizes those payments in the accompanying condensed consolidated statement of income in the period in which the obligation for those payments is incurred.

The components of total lease expense for the six months ended December 26, 2021, the majority of which is included in general and administrative expense, are as follows (in thousands):

Six Months Ended
December 26, 2021
Operating lease cost	$249
Rental income	(93)
Total lease expense, net of sublease income	$156

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Six Months Ended
December 26, 2021
Cash paid for amounts included in the measurement of lease liabilities	$275

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

December 26, 2021
Weighted average remaining lease term	4.0 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2022	$276
2023	558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,351
Less: imputed interest	(205)
Total operating lease liability	$2,146

Index
Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended December 26, 2021 or December 27, 2020.

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended December 26, 2021 and December 27, 2020, the Company did not recognize any stock-based compensation expense related to stock options. As of December 26, 2021, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 26, 2021	December 27, 2020
	Shares	Shares
Outstanding at beginning of year	166,750	206,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	166,750	206,750

Exercisable at end of period	166,750	206,750

Restricted Stock Units:

For the three months ended December 26, 2021 and December 27, 2020, the Company had stock-based compensation expense of $43 thousand and zero, respectively, related to RSUs. As of December 26, 2021, there was no unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of December 26, 2021, and changes during the six months then ended is presented below:

Unvested at June 27, 2021	545,600
Granted	—
Issued	—
Forfeited	(22,412)
Unvested at December 26, 2021	523,188

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income available to common stockholders	$457	$102	$742	$178

BASIC:
Weighted average common shares	18,005	17,712	18,005	16,596

Net income per common share	$0.03	$0.01	$0.04	$0.01

DILUTED:
Weighted average common shares	18,005	17,712	18,005	16,596
Convertible notes	798	798	798	798
Dilutive stock options	—	—	—	—
Weighted average common shares outstanding	18,803	18,510	18,803	17,394

Net income per common share	$0.02	$0.01	$0.04	$0.01

For the three and six months ended December 26, 2021, options to purchase 166,750 shares of common stock at exercise prices from $3.11 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three and six months ended December 27, 2020, options to purchase 206,750 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note G - Income Taxes

For the three and six months ended December 26, 2021, the Company recorded an income tax expense of $4 thousand and $7 thousand, respectively, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of December 26, 2021, the Company had established a full valuation allowance of $6.2 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months and six months ended December 26, 2021 and December 27, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net sales and operating revenues:
Pizza Inn Franchising	$2,154	$1,624	$4,188	$3,004
Pie Five Franchising	496	456	968	932
Company-Owned Restaurants	—	—	—	—
Corporate administration and other	46	48	93	95
Consolidated revenues	$2,696	$2,128	$5,249	$4,031

Depreciation and amortization expense:
Corporate administration and other	$48	$43	$92	$87
Depreciation and amortization	$48	$43	$92	$87

Income before taxes:
Pizza Inn Franchising	$1,583	$1,284	$2,858	$2,384
Pie Five Franchising	283	190	528	399
Company-Owned Restaurants	(1)	(79)	(2)	(179)
Combined	1,865	1,395	3,384	2,604
Corporate administration and other	(1,404)	(1,291)	(2,635)	(2,422)
Income before taxes	$461	$104	$749	$182

Geographic information (revenues):
United States	$2,620	$2,074	$5,173	$3,933
Foreign countries	76	54	76	98
Consolidated total	$2,696	$2,128	$5,249	$4,031

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 26, 2021, franchised and licensed units consisted of the following:

Index
Three Months Ended December 26, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	128	$21,015	34	$4,977	162	$25,992

International Franchised	33		—		33

Six Months Ending December 26, 2021
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	128	$41,362	34	$10,037	162	$51,399

International Franchised	33		—		33

Domestic units are located in 19 states predominantly situated in the southern half of the United States. International units are located in seven foreign countries.

Basic net income per share increased $0.02 per share to $0.03 per share for the three months ended December 26, 2021, compared to the comparable period in the prior fiscal year. The Company had net income of $0.5 million for the three months ended December 26, 2021 compared to net income of $0.1 million in the comparable period in the prior fiscal year, on revenues of $2.7 million for the three months ended December 26, 2021 compared to $2.1 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distributer incentives, and advertising fund contributions. The $0.4 million increase in net income for the three months ended December 26, 2021, compared to the comparable period of the prior year was primarily the result of a $0.6 million increase in revenues partially offset by a $0.2 million increase in expenses.

Basic net income per share increased $0.03 per share to $0.04 per share for the six months ended December 26, 2021, compared to the comparable period in the prior fiscal year. The Company had net income of $0.7 million for the six months ended December 26, 2021 compared to net income of $0.2 million in the comparable period in the prior fiscal year, on revenues of $5.2 million for the six months ended December 26, 2021 compared to $4.0 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distribution incentives, and advertising fund contributions. The $0.6 million increase in net income for the six months ended December 26, 2021 compared to the comparable period of the prior year was primarily the result of a $1.2 million increase in revenues offset by a $0.6 increase in expenses.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world. Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations. Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders. In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices. Further, the COVID-19 pandemic has precipitated significant job losses and a national economic downturn that typically impacts the demand for restaurant food service. Although most of the Company’s domestic restaurants have continued to operate under these conditions, the Company has experienced temporary closures from time to time during the pandemic.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, “Liquidity and Capital Resources--PPP Loan,” below.) The Company also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted by the pandemic and its aftermath.

Index
The Company expects that Buffet Units and Pie Five Units in many areas will continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units following social distancing protocols. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on the Company’s future results of operations and liquidity cannot presently be predicted.

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

The Company considers EBITDA and Adjusted EBITDA to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in the Company’s industry. The Company believes that EBITDA is helpful to investors in evaluating the Company’s results of operations without the impact of expenses affected by financing methods, accounting methods and the tax environment. The Company believes that Adjusted EBITDA provides additional useful information to investors by excluding non-operational or non-recurring expenses to provide a measure of operating performance that is more comparable from period to period. The Company believes that restaurant operating cash flow is a useful metric to investors in evaluating the ongoing operating performance of Company-owned restaurants and comparing such store operating performance from period to period. Management also uses these non-GAAP financial measures for evaluating operating performance, assessing the effectiveness of business strategies, projecting future capital needs, budgeting and other planning purposes.

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

Index
Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 26, 2021 increased $0.4 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.6 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Net income	$457	$102	$742	$178
Interest expense	23	23	47	46
Income tax expense	4	2	7	4
Depreciation and amortization	48	43	92	87
EBITDA	$532	$170	$888	$315
Stock compensation expense	43	—	85	—
Severance	—	—	33	—
(Gain) loss on sale of assets	—	—	—	—
Impairment of long-lived assets and other lease charges	—	4	—	21
Franchisee default and closed store revenue	(11)	(44)	(12)	(111)
Closed and non-operating store costs	1	75	2	158
Adjusted EBITDA	$565	$205	$996	$383

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$19,433	$14,290	$38,078	$29,014
Delco/Express Units - Franchised	1,524	1,411	$3,166	2,947
PIE Units - Licensed	58	56	$118	115
Total Domestic Retail Sales	$21,015	$15,757	$41,362	$32,076

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,265	$15,466	$40,032	$31,198

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	70	77	71	80
Delco/Express Units - Franchised	49	54	51	55
PIE Units - Licensed	9	11	10	12
Total Domestic Units	128	142	132	147

Total Pizza Inn domestic retail sales increased $5.3 million, or 33.4%, for the three months ended December 26, 2021 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $4.8 million, or 31.0%, for the three months ended December 26, 2021 when compared to the same period of the prior year.

Total Pizza Inn domestic retail sales increased $9.3 million, or 29.0%, for the six months ended December 26, 2021 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $8.8 million, or 28.3%, for the six months ended December 26, 2021 when compared to the same period of the prior year.

Index
The following chart summarizes Pizza Inn unit activity for the three and six months ended December 26, 2021:

	Three Months Ended December 26, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	71	1	—	2	70
Delco/Express Units - Franchised	52	—	—	3	49
PIE Units - Licensed	10	—	—	1	9
Total Domestic Units	133	1	—	6	128

International Units (all types)	32	1	—	—	33

Total Units	165	2	—	6	161

	Six Months Ended December 26, 2021
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	70	2	—	2	70
Delco/Express Units - Franchised	54	—	—	5	49
PIE Units - Licensed	11	—	—	2	9
Total Domestic Units	135	2	—	9	128

International Units (all types)	32	1	—	—	33

Total Units	167	3	—	9	161

There was a net decrease of five domestic Pizza Inn units during the three months ended December 26, 2021 and a net decrease of seven units in the total domestic Pizza Inn unit count during the six months ended December 26, 2021. For the three and six months ended December 26, 2021, the number of international Pizza Inn units increased by one unit. The Company believes the modest net closure of domestic Pizza Inn units will continue in the near term and eventually reverse in future periods. The Company expects international units to increase moderately in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$4,977	$4,332	$10,037	$8,839
Domestic Units - Company-owned	—	—	—	—
Total Domestic Retail Sales	$4,977	$4,332	$10,037	$8,839

Pie Five Comparable Store Retail Sales - Total	$4,620	$4,013	$9,365	$8,052

Pie Five Average Units Open in Period
Domestic Units - Franchised	34	37	34	40
Domestic Units - Company-owned	—	—	—	—
Total Domestic Units	34	37	34	40

Pie Five system-wide retail sales increased $0.6 million, or 14.9%, for the three months ended December 26, 2021 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 38 to 34. Comparable store retail sales increased $0.6 million, or 15.1%, during the second quarter of fiscal 2022 compared to the same period of the prior year.

Pie Five system-wide retail sales increased $1.2 million, or 13.5%, for the six month period ended December 26, 2021 when compared to the same period of the prior year. Year-to-date fiscal 2022 compared to year-to-date of the prior year, average units open in the period decreased from 40 to 34. Comparable store retail sales increased $1.3 million, or 16.3%, during the six month period ended December 26, 2021 compared to the same period of the prior fiscal year.

Index
The following chart summarizes Pie Five Unit activity for the three and six months ended December 26, 2021:

	Three Months Ended December 26, 2021
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	33	1	—	—	34
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	33	1	—	—	34

	Six Months Ended December 26, 2021
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	33	1	—	—	34
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	33	1	—	—	34

There was a net increase of one Pie Five unit during the three and six months ended December 26, 2021. The Company believes the stabilization of Pie Five units will continue in the near term and expects Pie Five units to increase modestly in future periods.

Pie Five - Company-Owned Restaurants

The Company closed its single remaining Company-owned Pie Five restaurant during the third quarter of fiscal 2020. Loss from continuing operations before taxes for the Company-owned Pie Five stores decreased $78 thousand for the three months ended December 26, 2021 to $1 thousand compared to $79 thousand during the same period of the prior year. Loss from continuing operations before taxes for the Company-owned Pie Five stores decreased $177 thousand for the six months ended December 26, 2021 to $2 thousand compared to $179 thousand during the same period of the prior year. The decreased loss was the result of the closure of all remaining Company-owned restaurants.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six months ended December 26, 2021 and December 27, 2020 (in thousands):

Three Months Ended December 26, 2021 and December 27, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
REVENUES:
Franchise and license revenues	$2,154	$1,624	$483	$442	$—	$—	$—	$—	$2,637	$2,066
Restaurant sales	—	—	—	—	—	—	—	—	—	—
Rental income	—	—	—	—	—	—	46	52	46	52
Interest income and other	—	—	13	14	—	—	—	(4)	13	10
Total revenues	2,154	1,624	496	456	—	—	46	48	2,696	2,128

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	75	—	—	—	75
General and administrative expenses	—	—	—	—	1	—	1,376	1,185	1,377	1,185
Franchise expenses	571	340	213	266	—	—	—	—	784	606
(Gain) loss on sale of assets	—	—	—	—	—	—	—	—	—	—
Impairment of long-lived assets
and other lease charges	—	—	—	—	—	4	—	—	—	4
Bad debt expense	—	—	—	—	—	—	3	88	3	88
Interest expense	—	—	—	—	—	—	23	23	23	23
Depreciation and amortization expense	—	—	—	—	—	—	48	43	48	43
Total costs and expenses	571	340	213	266	1	79	1,450	1,339	2,235	2,024

INCOME/(LOSS) BEFORE TAXES	$1,583	$1,284	$283	$190	$(1)	$(79)	$(1,404)	$(1,291)	$461	$104

Index
Six Months Ended December 26, 2021 and December 27, 2020

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020	December 26, 2021	December 27, 2020
REVENUES:
Franchise and license revenues	$4,188	$3,004	$951	$918	$—	$—	$—	$—	$5,139	$3,922
Restaurant sales	—	—	—	—	—	—	—	—	—	—
Rental Income	—	—	—	—	—	—	93	100	93	100
Interest income and other	—	—	17	14	—	—	—	(5)	17	9
Total revenues	4,188	3,004	968	932	—	—	93	95	5,249	4,031

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	153	—	—	—	153
General and administrative expenses	—	—	—	—	2	5	2,581	2,269	2,583	2,274
Franchise expenses	1,330	620	440	533	—	—	—	—	1,770	1,153
(Gain) loss on sale of assets	—	—	—	—	—	—	—	—	—	—
Impairment of long-lived assets and other lease charges	—	—	—	—	—	21	—	—	—	21
Bad debt expense	—	—	—	—	—	—	8	115	8	115
Interest expense	—	—	—	—	—	—	47	46	47	46
Depreciation and amortization expense	—	—	—	—	—	—	92	87	92	87
Total costs and expenses	1,330	620	440	533	2	179	2,728	2,517	4,500	3,849

INCOME/(LOSS) BEFORE TAXES	$2,858	$2,384	$528	$399	$(2)	$(179)	$(2,635)	$(2,422)	$749	$182

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

Total revenues for the three month period ended December 26, 2021 and for the same period in the prior fiscal year were $2.7 million and $2.1 million, respectively. The increase in total revenues was driven by increases in Pizza Inn and Pie Five franchise and license revenues.

Total revenues for the six month period ended December 26, 2021 and for the same period in the prior fiscal year were $5.2 million and $4.0 million, respectively. The increase in total revenues was driven by increases in Pizza Inn and Pie Five franchise and license revenues.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues increased by $0.5 million to $2.2 million for the three month period ended December 26, 2021 compared to the same period of the prior year. Pizza Inn franchise and license revenues increased to $4.2 million for the six month period ended December 26, 2021 from $3.0 million for the same period of the prior fiscal year.

Pie Five Franchise Revenues

Pie Five franchise and license revenues increased by $41 thousand to $483 thousand for the three month period ended December 26, 2021 compared to the same period of the prior fiscal year. The increase was primarily driven by increases in supplier incentives and domestic royalties revenues. Pie Five franchise and license revenues increased to $951 thousand for the six month period ended December 26, 2021 compared to $918 thousand for the same period in the prior fiscal year for the same reason.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to zero for the three and six month period ended December 26, 2021 because we closed all of the remaining Company-owned restaurants during the third quarter of fiscal 2020.

General and Administrative Expenses

Total general and administrative expenses increased $0.2 million to $1.4 million for the three month period ended December 26, 2021 compared to $1.2 million for the same period of the prior fiscal year. Total general and administrative expenses increased to $2.6 million for the six month period ended December 26, 2021 compared to $2.3 million for the six month period ended December 27, 2020. The increases in general and administrative expenses during both the three and six month periods were primarily the result of increased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses increased to $0.8 million for the three month period ended December 26, 2021 compared to $0.6 million for the same period of the prior fiscal year. Franchise expenses increased to $1.8 million for the six month period ended December 26, 2021 compared to $1.2 million for the six month period ended December 27, 2020. In both cases, the increases were primarily due to an increase in advertising expenses and higher convention expense.

Loss (Gain) on Sale of Assets

There was no gain on sale of assets for the three and six months ended December 26, 2021 or for the comparable prior year periods.

Index
Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended December 26, 2021 compared to $4 thousand for the same period in the prior fiscal year. Impairment of long-lived assets and other lease charges was zero for the six month period ended December 26, 2021 compared to $21 thousand for the same period of the prior fiscal year. For the three and six month periods ended December 26, 2021, there were no charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended December 26, 2021, bad debt expense was $3 thousand compared to the bad debt expense of $88 thousand for the same period in the prior fiscal year. Bad debt expense for the six month period ended December 26, 2021, decreased $107 thousand to $8 thousand compared to the comparable period in the prior fiscal year. In both cases, the decrease was primarily the result of the collection of outstanding amounts during the third quarter of fiscal 2021.

Interest Expense

Interest expense remained relatively stable for the three and six month periods ended December 26, 2021 compared to the same fiscal periods of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense increased slightly for the three and six months ended December 26, 2021, compared to the same periods of the prior year.  In both cases, the increase was primarily the result of increases in corporate equipment depreciation.

Provision for Income Tax

For the six months ended December 26, 2021, the Company recorded an income tax expense of $4 thousand and $7 thousand, respectively, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of December 26, 2021, the Company had established a full valuation allowance of $6.2 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the six month period ended December 26, 2021, the Company’s primary source of liquidity was proceeds from investing activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities was $14 thousand for the six month period ended December 26, 2021 compared to cash used of $307 thousand for the six month period ended December 27, 2020. The primary driver of increased operating cash flow during the six month period ended December 26, 2021 was increased net income.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the six month period ended December 26, 2021 was $48 thousand, attributable to payments received on notes receivable from fixed asset sales of $94 thousand being partially offset by the purchase of intangible assets definite-lived of $34 thousand. Cash flows provided by investing activities were zero for the six months ended December 27, 2020.

Cash flows from financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash flow used by financing activities was $0.2 million for the six month period ended December 26, 2021 compared to cash provided by financing activities of $3.6 million for the six month period ended December 27, 2020. Cash flows from financing activities for the six months ended December 26, 2021 were primarily attributable to payment of a short term loan.

As a result of the COVID-19 pandemic, the Company has taken aggressive measures to control expenses and expect modest cash flow from operations during the third and fourth quarters of fiscal 2022. However, management believes the cash on hand combined with cash from operations will be sufficient to fund operations for the next 12 months.

Index
2017 ATM Offering

On December 5, 2017, the Company entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) pursuant to which the Company could offer and sell shares of its common stock having an aggregate offering price of up to $5,000,000 from time to time through B. Riley FBR acting as agent (the “2017 ATM Offering”). The 2017 ATM Offering was undertaken pursuant to Rule 415 and a shelf Registration Statement on Form S-3 which was declared effective by the SEC on November 6, 2017. Through November 6, 2020, the Company had sold an aggregate of 3,064,342 shares in the 2017 ATM Offering, realizing aggregate gross proceeds of $4.5 million. The 2017 ATM Offering expired on November 6, 2020.

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

During the six month period ended December 26, 2021, no Notes were converted to common shares. As of December 26, 2021, $1.6 million in par value of the Notes were outstanding. The Company intends to pay off all amounts due under the Notes in cash at maturity.

PPP Loan

On April 13, 2020, the Company received the proceeds from a loan in the amount of $0.7 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A. pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was unsecured by the Company and was guaranteed by the SBA. We applied for and received a forgiveness decision in the fourth quarter of fiscal 2021, such that all of the PPP Loan was forgiven at that time.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the Company’s reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 26, 2021 and December 27, 2020, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended December 26, 2021.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 26, 2021, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company’s common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: February 4, 2022