Form 10-Q
period 2022-03-27
RAVE RESTAURANT GROUP, INC.
filed 2022-05-06
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2022 or
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

As of May 4, 2022, 18,004,904 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
REVENUES:	$2,620	$2,183	$7,869	$6,214

COSTS AND EXPENSES:
Cost of sales	1	76	1	229
General and administrative expenses	1,357	1,250	3,940	3,524
Franchise expenses	705	629	2,475	1,782
Gain on sale of assets	—	(156)	—	(156)
Impairment of long-lived assets and other lease charges	—	—	—	21
Bad debt expense (recovery)	1	(97)	9	18
Interest expense	14	23	61	69
Depreciation and amortization expense	46	41	138	128
Total costs and expenses	2,124	1,766	6,624	5,615

INCOME BEFORE TAXES	496	417	1,245	599
Income tax expense	3	1	10	5
NET INCOME	493	416	1,235	594

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.03	$0.02	$0.07	$0.03

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.03	$0.02	$0.07	$0.03

Weighted average common shares outstanding - basic	18,005	17,991	18,005	17,061

Weighted average common and potential dilutive common shares outstanding	18,452	18,789	18,686	17,859

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 27, 2022	June 27, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,237	$8,330
Accounts receivable, less allowance for bad debts of $22 and $47, respectively	1,175	911
Notes receivable, current	443	901
Deferred contract charges, current	36	35
Prepaid expenses and other	131	196
Total current assets	9,022	10,373

LONG-TERM ASSETS
Property, plant and equipment, net	365	445
Operating lease right of use asset, net	1,771	2,085
Intangible assets definite-lived, net	196	183
Notes receivable, net of current portion	242	52
Deferred contract charges, net of current portion	223	207
Total assets	$11,819	$13,345

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$615	$644
Accrued expenses	749	924
Other current liabilities	46	46
Operating lease liability, current	483	465
Short term loan, current	60	250
Convertible notes short term, net of unamortized debt issuance costs and discounts	—	1,576
Deferred revenues, current	430	626
Total current liabilities	2,383	4,531

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,546	1,911
Deferred revenues, net of current portion	795	1,170
Total liabilities	4,724	7,612

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 18,004,904 and 18,004,904 shares, respectively	251	251
Additional paid-in capital	37,342	37,215
Accumulated deficit	(5,961)	(7,196)
Treasury stock at cost
Shares in treasury: 7,085,154 and 7,085,154, respectively	(24,537)	(24,537)
Total shareholders' equity	7,095	5,733

Total liabilities and shareholders' equity	$11,819	$13,345

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Equity issue costs - ATM offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	76	—	—	76
Balance, September 27, 2020	22,550	$225	$33,528	$(8,640)	(7,085)	$(24,537)	$576

Issuance of Common Stock	2,540	26	3,735	—	—	—	3,761
Equity issue costs - ATM offering	—	—	(127)	—	—	—	(127)
Net income	—	—	—	102	—	—	102
Balance, December 27, 2020	25,090	251	$37,136	$(8,538)	(7,085)	$(24,537)	$4,312

Stock compensation expense	—	—	39	—	—	—	39
Equity issue costs - ATM offering	—	—	(1)	—	—	—	(1)
Net income	—	—	—	416	—	—	416
Balance, March 28, 2021	25,090	251	$37,174	$(8,122)	(7,085)	$(24,537)	$4,766

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

Stock compensation expense	—	—	43	—	—	—	43
Net income	—	—	—	457	—	—	457
Balance, December 26, 2021	25,090	$251	$37,300	$(6,454)	(7,085)	$(24,537)	$6,560

Stock compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	493	—	—	493
Balance, March 27, 2022	25,090	$251	$37,342	$(5,961)	(7,085)	$(24,537)	$7,095

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2022	March 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,235	$594
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Impairment of long-lived assets and other lease charges	—	21
Stock compensation expense	127	39
Depreciation and amortization	105	100
Amortization of operating right of use assets	314	435
Amortization of intangible assets definite-lived	33	28
Amortization of debt issue costs	21	20
Gain on the sale of assets	—	(156)
Provision for bad debt	9	18
Changes in operating assets and liabilities:
Accounts receivable	(273)	(245)
Notes receivable	28	(144)
Deferred contract charges	(17)	23
Prepaid expenses and other	65	(57)
Deposits and other	—	5
Accounts payable - trade	(29)	(1)
Accounts payable - lease termination impairments	—	(428)
Accrued expenses	(175)	201
Operating lease liability	(347)	(470)
Deferred revenue	(571)	(289)
Other long-term liabilities	—	(51)
Cash provided by/(used in) operating activities	525	(357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	240	40
Purchase of intangible assets definite-lived	(46)	—
Purchase of property, plant and equipment	(25)	(29)
Cash provided by investing activities	169	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	—	3,761
Equity issuance costs - ATM offering	—	(131)
Payment of Convertible Notes	(1,597)	—
Short term loan, current	(190)	—
Cash (used in)/provided by financing activities	(1,787)	3,630

Net (decrease)/increase in cash and cash equivalents	(1,093)	3,284
Cash and cash equivalents, beginning of period	8,330	3,203
Cash and cash equivalents, end of period	$7,237	$6,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$64	$64
Income taxes	$8	$16

Non-cash activities:
Conversion of notes to common shares	$—	$—
Operating lease right of use assets at adoption	$—	$—
Operating lease liability at adoption	$—	$—

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

Fiscal Quarters
The three and nine month periods ended March 27, 2022 and March 28, 2021 each contained 13 weeks and 39 weeks, respectively.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	March 27, 2022	March 28, 2021
Franchise royalties	$1,137	$933
Supplier and distributor incentive revenues	1,056	916
Franchise license fees	36	79
Area development fees and foreign master license fees	5	9
Advertising funds	339	194
Rental income	47	52
	$2,620	$2,183

	Nine Months Ended
	March 27, 2022	March 28, 2021
Franchise royalties	$3,315	$2,638
Supplier and distributor incentive revenues	3,051	2,491
Franchise license fees	106	261
Area development fees and foreign master license fees	14	17
Advertising funds	1,083	469
Supplier convention funds	143	177
Rental income	140	152
Other	17	9
	$7,869	$6,214

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

Restaurant Space Agreements

As of March 27, 2022, the Company had no Company-owned restaurants. Historically, the Company has rented restaurant space from third parties for its Company-owned restaurants. Restaurant space agreements are typically structured with non-cancelable terms of one to ten years. The Company has concluded that its restaurant space agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreements subsequent to the primary term.

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

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will then be considered an operating lease and a right-of-use asset and liability will be recognized.

Index
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

The components of total lease expense for the nine months ended March 27, 2022, the majority of which is included in general and administrative expense, are as follows (in thousands):

Nine Months Ended
March 27, 2022
Operating lease cost	$374
Rental income	(140)
Total lease expense, net of sublease income	$234

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Nine Months Ended
March 27, 2022
Cash paid for amounts included in the measurement of lease liabilities	$413

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

March 27, 2022
Weighted average remaining lease term	3.3 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Remainder of fiscal year 2022	$138
2023	558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,213
Less: imputed interest	(184)
Total operating lease liability	$2,029

Note C - Stock Purchase Plan

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase of up to 1,016,000 shares of its common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock purchases in the fiscal quarters ended March 27, 2022 or March 28, 2021.

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended March 27, 2022 and March 28, 2021, the Company did not recognize any stock-based compensation expense related to stock options. As of March 27, 2022, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 27, 2022	March 28, 2021
	Shares	Shares
Outstanding at beginning of year	166,750	206,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	166,750	206,750

Exercisable at end of period	166,750	206,750

Restricted Stock Units:

For the three months ended March 27, 2022 and March 28, 2021, the Company had stock-based compensation expense of $42 thousand and $39 thousand, respectively, related to RSUs. As of March 27, 2022, there was no unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of March 27, 2022, and changes during the nine months then ended is presented below:

Unvested at June 27, 2021	545,600
Granted	—
Issued	—
Forfeited	(22,412)
Unvested at March 27, 2022	523,188

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income available to common stockholders	$493	$416	$1,235	$594

BASIC:
Weighted average common shares	18,005	17,991	18,005	17,061

Net income per common share	$0.03	$0.02	$0.07	$0.03

DILUTED:
Weighted average common shares	18,005	17,991	18,005	17,061
Convertible notes	447	798	681	798
Dilutive stock options	—	—	—	—
Weighted average common shares outstanding	18,452	18,789	18,686	17,859

Net income per common share	$0.03	$0.02	$0.07	$0.03

For the three and nine months ended March 27, 2022, options to purchase 166,750 shares of common stock at exercise prices from $3.11 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

For the three and nine months ended March 28, 2021, options to purchase 206,750 shares of common stock at exercise prices ranging from $2.71 to $13.11 were excluded from the computation of diluted EPS because their inclusion would have been anti-dilutive.

Note G - Income Taxes

For the three and nine months ended March 27, 2022, the Company recorded an income tax expense of $3 thousand and $10 thousand, respectively, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal income taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of March 27, 2022, the Company had established a full valuation allowance of $6.1 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

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

Index
Summarized in the following table are net sales and operating revenues, depreciation and amortization expense, and income before taxes, for the Company’s reportable segments as of the three months and nine months ended March 27, 2022 and March 28, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net sales and operating revenues:
Pizza Inn Franchising	$2,091	$1,714	$6,279	$4,718
Pie Five Franchising	482	418	1,450	1,350
Company-Owned Restaurants	—	—	—	—
Corporate administration and other	47	51	140	146
Consolidated revenues	$2,620	$2,183	$7,869	$6,214

Depreciation and amortization expense:
Corporate administration and other	$46	$41	$138	$128
Depreciation and amortization	$46	$41	$138	$128

Income before taxes:
Pizza Inn Franchising	$1,648	$1,339	$4,506	$3,723
Pie Five Franchising	220	164	748	563
Company-Owned Restaurants	(1)	(77)	(3)	(256)
Combined	1,867	1,426	5,251	4,030
Corporate administration and other	(1,371)	(1,009)	(4,006)	(3,431)
Income before taxes	$496	$417	$1,245	$599

Geographic information (revenues):
United States	$2,547	$2,114	$7,643	$6,047
Foreign countries	73	69	226	167
Consolidated total	$2,620	$2,183	$7,869	$6,214

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 27, 2022, franchised and licensed units consisted of the following:

Three Months Ended March 27, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	128	$22,228	33	$4,870	161	$27,098

International Franchised	31		—		31

Index
Nine Months Ended March 27, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	128	$63,590	33	$14,907	161	$78,497

International Franchised	31		—		31

Domestic units are located in 18 states predominantly situated in the southern half of the United States. International units are located in six foreign countries.

Basic net income per share increased $0.01 per share to $0.03 per share for the three months ended March 27, 2022, compared to the comparable period in the prior fiscal year. The Company had net income of $0.5 million for the three months ended March 27, 2022 compared to net income of $0.4 million in the comparable period in the prior fiscal year, on revenues of $2.6 million for the three months ended March 27, 2022 compared to $2.2 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distributer incentives, and advertising fund contributions. The $0.1 million increase in net income for the three months ended March 27, 2022, compared to the comparable period of the prior year was primarily the result of the $0.4 million increase in revenues partially offset by a $0.3 million increase in expenses.

Basic net income per share increased $0.04 per share to $0.07 per share for the nine months ended March 27, 2022, compared to the comparable period in the prior fiscal year. The Company had net income of $1.2 million for the nine months ended March 27, 2022 compared to net income of $0.6 million in the comparable period in the prior fiscal year, on revenues of $7.9 million for the nine months ended March 27, 2022 compared to $6.2 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distribution incentives, and advertising fund contributions. The $0.6 million increase in net income for the nine months ended March 27, 2022 compared to the comparable period of the prior year was primarily the result of the $1.7 million increase in revenues partially offset by a $1.1 million increase in expenses.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease has spread rapidly throughout the United States and the world. Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, have severely disrupted our business operations. Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to "shelter-in-place" and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders. In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices. Further, the COVID-19 pandemic precipitated significant job losses and a national economic downturn that impacted the demand for restaurant food service. Although most of the Company's domestic restaurants continued to operate under these conditions, the Company experienced temporary closures from time to time during the pandemic.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company. During the fourth quarter of fiscal 2020, we participated in a government-sponsored loan program. (See, "Liquidity and Capital Resources--PPP Loan," below.) The Company also temporarily furloughed certain employees and reduced base salary by 20% for all remaining employees for the fourth quarter of fiscal 2020, as well as reducing other expenses. While the Company will remain focused on controlling expenses, future results of operations are likely to be materially adversely impacted by the pandemic and its aftermath.

Although the impact of COVID-19 has moderated during fiscal 2022, the Company expects that Buffet Units and Pie Five Units in many areas will continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units following social distancing protocols. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on the Company's future results of operations and liquidity cannot presently be predicted.

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

The Company considers EBITDA and Adjusted EBITDA to be important supplemental measures of operating performance that are commonly used by securities analysts, investors and other parties interested in the Company's industry. The Company believes that EBITDA is helpful to investors in evaluating the Company's results of operations without the impact of expenses affected by financing methods, accounting methods and the tax environment. The Company believes that Adjusted EBITDA provides additional useful information to investors by excluding non-operational or non-recurring expenses to provide a measure of operating performance that is more comparable from period to period. The Company believes that restaurant operating cash flow is a useful metric to investors in evaluating the ongoing operating performance of Company-owned restaurants and comparing such store operating performance from period to period. Management also uses these non-GAAP financial measures for evaluating operating performance, assessing the effectiveness of business strategies, projecting future capital needs, budgeting and other planning purposes.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 27, 2022 increased $0.2 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.8 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
EBITDA and ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Net income	$493	$416	$1,235	$594
Interest expense	14	23	61	69
Income tax expense	3	1	10	5
Depreciation and amortization	46	41	138	128
EBITDA	$556	$481	$1,444	$796
Stock compensation expense	42	39	127	39
Severance	—	—	33	—
Gain on sale of assets	—	(156)	—	(156)
Impairment of long-lived assets and other lease charges	—	—	—	21
Franchisee default and closed store revenue	(9)	(43)	(21)	(154)
Closed and non-operating store costs	1	77	3	235
Adjusted EBITDA	$590	$398	$1,586	$781

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$20,676	$16,042	$58,754	$45,057
Delco/Express Units - Franchised	1,494	1,393	4,660	4,339
PIE Units - Licensed	58	68	176	183
Total Domestic Retail Sales	$22,228	$17,503	$63,590	$49,579

Pizza Inn Comparable Store Retail Sales - Total Domestic	$20,845	$16,976	$60,877	$47,045

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	70	75	71	78
Delco/Express Units - Franchised	49	54	51	55
PIE Units - Licensed	9	11	10	12
Total Domestic Units	128	140	132	145

Total Pizza Inn domestic retail sales increased $4.7 million, or 27.0%, for the three months ended March 27, 2022 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $3.9 million, or 22.8%, for the three months ended March 27, 2022 when compared to the same period of the prior year. Total Pizza Inn domestic retail sales increased $14.0 million, or 28.3%, for the nine months ended March 27, 2022 when compared to the same period of the prior year. Pizza Inn domestic comparable store retail sales increased by $13.8 million, or 29.4%, for the nine months ended March 27, 2022 when compared to the same period of the prior year. For both the three and nine months ended March 27, 2022, the improvements in domestic retail sales and comparable store retail sales were primarily the result of a moderation in the impact of COVID-19.

The following chart summarizes Pizza Inn unit activity for the three and nine months ended March 27, 2022:

	Three Months Ended March 27, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	70	1	1	1	71
Delco/Express Units - Franchised	49	1	(1)	1	48
PIE Units - Licensed	9	—	—	—	9
Total Domestic Units	128	2	—	2	128

International Units (all types)	33	1	—	3	31

Total Units	161	3	—	5	159

Index
	Nine Months Ended March 27, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	70	3	1	3	71
Delco/Express Units - Franchised	54	1	(1)	6	48
PIE Units - Licensed	11	—	—	2	9
Total Domestic Units	135	4	—	11	128

International Units (all types)	32	2	—	3	31

Total Units	167	6	—	14	159

The domestic Pizza Inn units remained stable during the three months ended March 27, 2022. There was a net decrease of seven units in the total domestic Pizza Inn unit count during the nine months ended March 27, 2022. For the three and nine months ended March 27, 2022, the number of international Pizza Inn units decreased by two units and one unit, respectively. The Company believes the number of domestic Pizza Inn units will stabilize in the near term and increase modestly in future periods. The Company expects international units to increase moderately in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$4,870	$4,074	$14,907	$12,913
Domestic Units - Company-owned	—	—	—	—
Total Domestic Retail Sales	$4,870	$4,074	$14,907	$12,913

Pie Five Comparable Store Retail Sales - Total	$4,519	$3,722	$13,884	$11,848

Pie Five Average Units Open in Period
Domestic Units - Franchised	34	36	33	39
Domestic Units - Company-owned	—	—	—	—
Total Domestic Units	34	36	33	39

Pie Five system-wide retail sales increased $0.8 million, or 19.5%, for the three months ended March 27, 2022 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 36 to 34. Comparable store retail sales increased $0.8 million, or 21.4%, during the third quarter of fiscal 2022 compared to the same period of the prior year. Pie Five system-wide retail sales increased $2.0 million, or 15.4%, for the nine month period ended March 27, 2022 when compared to the same period of the prior year. Year-to-date fiscal 2022 compared to year-to-date of the prior year, average units open in the period decreased from 39 to 33. Comparable store retail sales increased $2.0 million, or 17.2%, during the nine month period ended March 27, 2022 compared to the same period of the prior fiscal year. For both the three and nine months ended March 27, 2022, the improvements in domestic retail sales and comparable store retail sales were primarily the result of a moderation in the impact of COVID-19.

The following chart summarizes Pie Five Unit activity for the three and nine months ended March 27, 2022:

	Three Months Ended March 27, 2022
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	34	1	—	2	33
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	34	1	—	2	33

Index
	Nine Months Ended March 27, 2022
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	33	2	—	2	33
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	33	2	—	2	33

There was a net decrease of one Pie Five unit during the three months ended March 27, 2022. The Pie Five units remained stable during the nine months ended March 27, 2022. The Company believes the number of Pie Five units will stabilize in the near term and increase modestly in future periods.

Company-Owned Restaurants

The Company closed its single remaining Company-owned Pie Five restaurant during the third quarter of fiscal 2020. Loss from continuing operations before taxes for the Company-owned Pie Five stores decreased $76 thousand for the three months ended March 27, 2022 to $1 thousand compared to $77 thousand during the same period of the prior year. Loss from continuing operations before taxes for the Company-owned Pie Five stores decreased $253 thousand for the nine months ended March 27, 2022 to $3 thousand compared to $256 thousand during the same period of the prior year. The decreased loss was the result of the closure of all remaining Company-owned restaurants. Our long-term strategy is expected to include Company-owned stores.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine months ended March 27, 2022 and March 28, 2021 (in thousands):

Three Months Ended March 27, 2022 and March 28, 2021

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
REVENUES:
Franchise and license revenues	$2,091	$1,714	$482	$418	$—	$—	$—	$—	$2,573	$2,132
Restaurant sales	—	—	—	—	—	—	—	—	—	—
Rental income	—	—	—	—	—	—	47	51	47	51
Interest income and other	—	—	—	—	—	—	—	—	—	—
Total revenues	2,091	1,714	482	418	—	—	47	51	2,620	2,183

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	1	76	—	—	1	76
General and administrative expenses	—	—	—	—	—	1	1,357	1,249	1,357	1,250
Franchise expenses	443	375	262	254	—	—	—	—	705	629
Gain on sale of assets	—	—	—	—	—	—	—	(156)	—	(156)
Impairment of long-lived assets
and other lease charges	—	—	—	—	—	—	—	—	—	—
Bad debt expense (recovery)	—	—	—	—	—	—	1	(97)	1	(97)
Interest expense	—	—	—	—	—	—	14	23	14	23
Depreciation and amortization expense	—	—	—	—	—	—	46	41	46	41
Total costs and expenses	443	375	262	254	1	77	1,418	1,060	2,124	1,766

INCOME/(LOSS) BEFORE TAXES	$1,648	$1,339	$220	$164	$(1)	$(77)	$(1,371)	$(1,009)	$496	$417

Index
Nine Months Ended March 27, 2022 and March 28, 2021

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021	March 27, 2022	March 28, 2021
REVENUES:
Franchise and license revenues	$6,279	$4,718	$1,433	$1,336	$—	$—	$—	$—	$7,712	$6,054
Restaurant sales	—	—	—	—	—	—	—	—	—	—
Rental Income	—	—	—	—	—	—	140	151	140	151
Interest income and other	—	—	17	14	—	—	—	(5)	17	9
Total revenues	6,279	4,718	1,450	1,350	—	—	140	146	7,869	6,214

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	1	229	—	—	1	229
General and administrative expenses	—	—	—	—	2	6	3,938	3,518	3,940	3,524
Franchise expenses	1,773	995	702	787	—	—	—	—	2,475	1,782
Gain on sale of assets	—	—	—	—	—	—	—	(156)	—	(156)
Impairment of long-lived assets and other lease charges	—	—	—	—	—	21	—	—	—	21
Bad debt expense (recovery)	—	—	—	—	—	—	9	18	9	18
Interest expense	—	—	—	—	—	—	61	69	61	69
Depreciation and amortization expense	—	—	—	—	—	—	138	128	138	128
Total costs and expenses	1,773	995	702	787	3	256	4,146	3,577	6,624	5,615

INCOME/(LOSS) BEFORE TAXES	$4,506	$3,723	$748	$563	$(3)	$(256)	$(4,006)	$(3,431)	$1,245	$599

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

Total revenues for the three month period ended March 27, 2022 and for the same period in the prior fiscal year were $2.6 million and $2.2 million, respectively. The increase in total revenues was driven by increases in Pizza Inn and Pie Five franchise and license revenues.

Total revenues for the nine month period ended March 27, 2022 and for the same period in the prior fiscal year were $7.9 million and $6.2 million, respectively. The increase in total revenues was driven by increases in Pizza Inn and Pie Five franchise and license revenues.

Pizza Inn Franchise Revenues

Pizza Inn franchise and license revenues increased by $0.4 million to $2.1 million for the three month period ended March 27, 2022 compared to the same period of the prior year. Pizza Inn franchise and license revenues increased to $6.3 million for the nine month period ended March 27, 2022 from $4.7 million for the same period of the prior fiscal year. The increases were primarily driven by increases in supplier incentives and domestic royalties revenues.

Pie Five Franchise Revenues

Pie Five franchise and license revenues increased by $0.1 million to $0.5 million for the three month period ended March 27, 2022 compared to the same period of the prior fiscal year. Pie Five franchise and license revenues increased to $1.4 million for the nine month period ended March 27, 2022 compared to $1.3 million for the same period in the prior fiscal year. The increases were primarily driven by increases in supplier incentives and domestic royalties revenues.

Costs and Expenses:

Cost of Sales - Total

Total cost of sales, which primarily includes food and supply costs, labor, and general and administrative expenses directly related to Company-owned restaurant sales, decreased to $1 thousand for the three and nine month period ended March 27, 2022 as a result of the closure of all of the remaining Company-owned restaurants during the third quarter of fiscal 2020.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million to $1.4 million for the three month period ended March 27, 2022 compared to $1.3 million for the same period of the prior fiscal year. Total general and administrative expenses increased to $3.9 million for the nine month period ended March 27, 2022 compared to $3.5 million for the nine month period ended March 28, 2021. The increases in general and administrative expenses during both the three and nine month periods were primarily the result of increased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the continuing service of domestic and international franchises. Franchise expenses increased to $0.7 million for the three month period ended March 27, 2022 compared to $0.6 million for the same period of the prior fiscal year. Franchise expenses increased to $2.5 million for the nine month period ended March 27, 2022 compared to $1.8 million for the nine month period ended March 28, 2021. In both cases, the increases were primarily due to an increase in advertising expenses.

Gain on Sale of Assets

Gain on sale of assets declined to zero for the three and nine months ended March 27, 2022 compared to a gain of $156 thousand during the comparable prior year periods.

Index
Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for both the three month period ended March 27, 2022 and the comparable period in the prior fiscal year. Impairment of long-lived assets and other lease charges was zero for the nine month period ended March 27, 2022 compared to $21 thousand for the same period of the prior fiscal year. For the three and nine month periods ended March 27, 2022, there were no charges related to lease termination expenses.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended March 27, 2022, bad debt expense was $1 thousand compared to the bad debt recovery of $97 thousand for the same period in the prior fiscal year. Bad debt expense for the nine month period ended March 27, 2022, decreased $9 thousand to $9 thousand compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $9 thousand to $14 thousand for the three month period ended March 27, 2022 compared to the same fiscal period of the prior year. Interest expense decreased $8 thousand to $61 thousand for the nine month period ended March 27, 2022 compared to the same fiscal period of the prior year. In both cases, the decrease was primarily the result of the payment of all outstanding convertible notes during the third quarter of fiscal 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense increased slightly for the three and nine months ended March 27, 2022, compared to the same periods of the prior year.  In both cases, the increase was primarily the result of increases in corporate equipment depreciation.

Provision for Income Tax

For the three and nine months ended March 27, 2022, the Company recorded an income tax expense of $3 thousand and $10 thousand,  respectively, all of which is attributable to current state taxes. The Company utilized net operating losses to offset federal income taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of March 27, 2022, the Company had established a full valuation allowance of $6.1 million against its deferred tax assets. The Company will continue to review the need for an adjustment to the valuation allowance.

Liquidity and Capital Resources

During the nine month period ended March 27, 2022, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income or losses adjusted for certain non-cash items including depreciation and amortization, changes in deferred tax assets, share based compensation, and changes in working capital. Cash provided by operating activities was $525 thousand for the nine month period ended March 27, 2022 compared to cash used of $357 thousand for the nine month period ended March 28, 2021. The primary driver of increased operating cash flow during the nine month period ended March 27, 2022 was increased net income.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities during the nine month period ended March 27, 2022 was $169 thousand, attributable to payments received on notes receivable from fixed asset sales of $240 thousand being partially offset by the purchase of definite-lived intangible assets of $46 thousand and the purchase of property, plant, and equipment of $25 thousand. Cash flows provided by investing activities were $11 thousand for the nine months ended March 28, 2021.

Cash flows from financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used by financing activities was $1.8 million for the nine month period ended March 27, 2022 compared to net cash provided by financing activities of $3.6 million for the nine month period ended March 28, 2021. Net cash used by financing activities for the nine months ended March 27, 2022 was primarily attributable to the payment of all outstanding convertible notes during the third quarter of fiscal 2022.

Index
As a result of the COVID-19 pandemic, the Company has taken aggressive measures to control expenses and expects modest cash flow from operations during the fourth quarter of fiscal 2022. However, management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months.

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

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. During the nine month period ended March 27, 2022, no Notes were converted to common shares. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. As of March 27, 2022, there were no Notes outstanding.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the Company's reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results could differ materially from estimates.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 27, 2022 and March 28, 2021, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him on October 15, 2019. The case proceeded to a jury trial, which resulted in a verdict in favor of Crane on his breach of contract claim. On February 9, 2022, the Court entered judgment against the Company in the amount of $1,887,760.10 inclusive of attorney fees, court costs and pre-judgment interest. The Company has filed an appeal of the judgment to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date. There were no stock repurchases in the fiscal quarter ended March 27, 2022.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 27, 2022, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company's common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: May 6, 2022