Form 10-K
period 2022-06-26
RAVE RESTAURANT GROUP, INC.
filed 2022-09-23
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 26, 2022 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $14.2 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 16, 2022, there were 16,400,539 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 6, 2022, have been incorporated by reference in Part III of this report.

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

General

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchise pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.

As of June 26, 2022, we had 150 franchised Pizza Inn restaurants, 31 franchised Pie Five Units, and 9 licensed PIE Units.  The 119 domestic franchised Pizza Inn restaurants were comprised of 72 Buffet Units, 10 Delco Units and 37 Express Units.  As of June 26, 2022, there were 31 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 22%, 13% and 9%, respectively, of the total number of domestic units.

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

Index
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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2023, particularly in the Middle East.

The Company previously granted area developer rights for Pizza Inn restaurants in existing domestic markets. However, the Company is no longer pursuing such agreements.  A Pizza Inn area developer typically paid a negotiated fee to purchase the right to operate or develop restaurants within a defined territory and agreed to a multi-restaurant development schedule. The area developer assisted us in local franchise service and quality control in exchange for half of the franchise fees and royalties from all restaurants within the territory during the term of the agreement.

Index
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

Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have evolved, and our present franchise relationships are evidenced by a variety of contractual forms.  Common to those forms are provisions that: (i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee, contribute a specified percentage of sales to a marketing fund managed by the Company, and pay continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.

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

Index
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

Company-Owned Restaurant Operations

As of June 26, 2022, we did not operate any Company-owned restaurants. We presently intend to open and operate Company-owned restaurants in the future.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s.  As of June 26, 2022, there were 31 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

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

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products, but disruption of supply chains as a result of COVID-19 or other factors could cause difficulty in obtaining inventories or supplies in the future. Prices charged by our suppliers are subject to fluctuation, and franchisees and licensees bear increased costs or benefit from savings through changes in product pricing.  We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high-volume products.

Marketing and Advertising

By communicating a common brand message at the regional, local market and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share.  We offer or facilitate several ways for the brand image and message to be promoted at the local and regional levels.

Index
Pizza Inn and Pie Five franchisees contribute a specified percentage of their sales to the Company to fund the creation and production of various marketing and advertising programs and materials, which may include print and digital advertisements, direct mail materials, customer satisfaction systems, social media and e-mail marketing, television and radio commercials, in-store promotional materials, marketing and public relations services, and consumer research.  We anticipate continuing to optimize Pizza Inn and Pie Five marketing activities commensurate with the contributions of the marketing funds.

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

Employees

As of June 26, 2022, we had 24 employees. None of our employees are currently covered by collective bargaining agreements.

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

Index
ITEM 2.	PROPERTIES.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot.  This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and has elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021.

As of June 26, 2022, the Company had contingent and direct lease obligations for nine additional locations.  Two of the lease obligations have been subleased and seven of the lease obligations have been assigned to franchisees. These leased properties range in size from 2,025 to 3,000 square feet, have annual rental rates ranging from approximately $30.00 to $44.00 per square foot and expire between 2023 and 2028.

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

The Company’s common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. As of September 16, 2022, there were approximately 1,891 stockholders of record of the Company’s common stock.

The Company had no sales of unregistered securities during fiscal 2022 or 2021.

The Company did not pay any dividends on its common stock during the fiscal years ended June 26, 2022 or June 27, 2021.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
03/28/2022 - 04/24/2022	0	$0	2,167,575	848,425
04/25/2022 - 05/29/2022	0	0	2,167,575	848,425
05/30/2022 - 06/26/2022	493,474	1.04	2,661,049	354,951
Total	493,474	$1.04

On June 28, 2022, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. The 2007 Stock Purchase Plan does not have an expiration date.

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Subsequent to June 26, 2022, the Company has repurchased 1,110,891 outstanding shares for $1.4 million and may make further purchases under the 2007 Stock Purchase Plan.  The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 26, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Stock option compensation plans approved by security holders	111,750	$6.67	1,583,603

Stock option compensation plans not approved by security holders	–	–	–
Total	111,750	$6.67	1,583,603

(1)
Securities remaining available for future issuance under the 2015 Long Term Incentive Program are net of a maximum of 1,328,531 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note I to the audited consolidated financial statements included in this report.

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

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express kiosks (“PIE Units”) under the trademark “Pizza Inn”.  We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.  At June 26, 2022, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

Fiscal Year Ended June 26, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	128	$87,977	31	$20,311	159	$108,288
Company-Owned	–	–	–	–	–	–
Total Domestic Units	128	$87,977	31	$20,311	159	$108,288

International Franchised	31		–		31

The domestic units were located in 18 states predominately situated in the southern half of the United States.  The international restaurants were located in seven foreign countries.

The following table summarizes domestic comparable store retail sales for the Company.

	52 Weeks Ended
	June 26, 2022	June 27, 2021
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$83,680	$67,097
Pie Five Domestic Comparable Store Retail Sales	19,018	16,243
Total Rave Comparable Store Retail Sales	$102,698	$83,340

Basic and diluted net income per common share increased $0.36 to net income of $0.45 per share for fiscal 2022 compared to a net income of $0.09 per share in the prior fiscal year.  Net income increased $6.5 million to net income of $8.0 million for fiscal 2022 compared to a net income of $1.5 million for the prior fiscal year on revenues of $10.7 million for fiscal 2022 as compared to $8.6 million in fiscal 2021.

Index
Adjusted EBITDA for the fiscal year ended June 26, 2022, improved to $2.8 million compared to $2.0 million for the prior fiscal year.  The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 26, 2022	June 27, 2021
Net income	$8,022	$1,520
Interest expense	61	92
Income taxes	(5,657)	(29)
Depreciation and amortization	187	167
EBITDA	$2,613	$1,750
Stock compensation expense	169	80
Severance	53	23
Gain on sale of assets	—	(10)
Impairment of long-lived assets and other lease charges	6	21
Franchisee default and closed store revenue	(38)	(170)
Closed and non-operating store costs	3	271
Adjusted EBITDA	$2,806	$1,965

Results of operations for the fiscal years 2022 and 2021 both included 52 weeks.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease spread rapidly throughout the United States and the world.  Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, severely disrupted our business operations.  Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders.  In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders. Further, the COVID-19 pandemic precipitated significant job losses and a national economic downturn that impacted the demand for restaurant food service.  Although most of our domestic restaurants continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.

We expect that Buffet Units and Pie Five Units will continue to be subject to capacity restrictions for some time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic restaurants that management believes are useful in evaluating performance.

	52 Weeks Ended
	June 26, 2022	June 27, 2021
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$81,546	$63,776
Delco/Express Units - Franchised	6,198	6,053
PIE Units - Licensed	233	244
Total Domestic Retail Sales	$87,977	$70,073

Pizza Inn Comparable Store Retail Sales - Total Domestic	$83,680	$67,097

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	71	77
Delco/Express Units - Franchised	51	55
PIE Units - Licensed	10	12
Total Domestic Units	132	144

Index
Pizza Inn total domestic retail sales increased by $17.9 million, or 25.6% compared to the prior year. The increase in domestic retail sales was primarily the result of a moderation in the impact of COVID-19. Pizza Inn domestic comparable store retail sales increased by $16.6 million, or 24.7%, for the same reason.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 26, 2022:

	Fiscal Year Ended June 26, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	70	4	1	3	72
Delco/Express Units - Franchised	54	1	(1)	7	47
PIE Units - Licensed	11	–	–	2	9
Total Domestic Units	135	5	–	12	128

International Units (all types)	32	3	–	4	31

Total Units	167	8	–	16	159

The net decrease of seven domestic units was primarily due to declines in Delco and PIE units. We believe that this trend of net domestic store closures is moderating and will reverse in future periods. The net decrease of one international Pizza Inn unit was primarily due to closure of locations in Kuwait partially offset by new units in the Middle East. We believe that this represents a stabilizing of international unit count.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	52 Weeks Ended
	June 26, 2022	June 27, 2021
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$20,311	$17,734
Domestic Units - Company-owned	—	—
Total Domestic Retail Sales	$20,311	$17,734

Pie Five Comparable Store Retail Sales - Total	$19,018	$16,243

Pie Five Average Units Open in Period
Domestic Units - Franchised	32	37
Domestic Units - Company-owned	—	—
Total Domestic Units	32	37

Pie Five domestic total retail sales increased $2.6 million, or 14.5%, compared to the prior year despite average units open in the period decreasing to 32 from 37 the prior year.  Comparable store retail sales increased by $2.8 million, or 17.1% during fiscal 2022 compared to the prior year. The improvement in both total retail sales and comparable store retail sales was primarily the result of a moderation in the impact of COVID-19.

Index
The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 26, 2022:

	Fiscal Year Ended June 26, 2022
	Beginning Units	Opened	Closed	Ending Units

Domestic - Franchised	33	2	4	31
Domestic - Company-owned	–	–	—	–
Total Domestic Units	33	2	4	31

The net decrease of two Pie Five units during fiscal 2022 was primarily the result of the closure of poor-performing units, which we believe provides us a stronger foundation for future brand growth.  We believe that this trend of net store closures will moderate and then reverse in future periods.

Pie Five - Company-Owned Restaurants	Fiscal Year Ended
(in thousands, except store weeks and average data)	June 26, 2022	June 27, 2021
Loss from continuing operations before taxes	(3)	(292)
Impairment, other lease charges and non-operating store costs	3	291
Restaurant operating cash flow	—	(1)

We closed our single remaining Company-owned Pie Five restaurant during the third quarter of fiscal 2020.

Loss from continuing operations before taxes for Company-owned Pie Five stores decreased to $0.3 million for the fiscal year ended June 26, 2022 compared to the same period of the prior year primarily due to the closure of all remaining Company-owned restaurants.  Operating cash flow from Company-owned Pie Five restaurants remained essentially flat in fiscal 2022.

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

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the Fiscal Years ended June 26, 2022 and June 27, 2021 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
REVENUES:
Franchise and license revenues	$8,535	$6,582	$1,950	$1,800	$–	$–	$–	$–	$10,485	$8,382
Restaurant sales	—	–	–	–	–	–	–	–	–	–
Rental income	—	–	–	–	–	–	186	200	186	200
Interest income and other	—	–	17	16	–	–	4	(5)	21	11
Total revenues	8,535	6,582	1,967	1,816	–	–	190	195	10,692	8,593

COSTS AND EXPENSES:
Cost of sales	—	–	–	–	1	264	–	–	1	264
General and administrative expenses	—	–	–	–	2	7	5,444	4,703	5,446	4,710
Franchise expenses	2,313	1,377	971	1,017	–	–	–	–	3,284	2,394
Gain on sale of assets	—	–	–	–	–	–	–	(10)	–	(10)
Impairment of long-lived assets
and other lease charges	—	–	–	–	–	21	6	–	6	21
Bad debt expense	—	–	–	–	–	–	46	121	46	121
Interest expense	—	–	–	–	–	–	61	92	61	92
Amortization and depreciation expense	—	–	–	–	–	–	187	167	187	167
Total costs and expenses	2,313	1,377	971	1,017	3	292	5,744	5,073	9,031	7,759

OTHER INCOME:
Gain on forgiveness of PPP loan	—	—	—	—	—	—	—	657	—	657
Employee retention credit	—	—	—	—	—	—	704	—	704	—
Total other income	—	—	—	—	—	—	704	657	704	657
INCOME/(LOSS) BEFORE TAXES	$6,222	$5,205	$996	$799	$(3)	$(292)	$(4,850)	$(4,221)	$2,365	$1,491

Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributer incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, interest and other income, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors. Total revenues for fiscal 2022 and fiscal 2021 were $10.7 million and $8.6 million, respectively.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise revenues increased by $1.9 million to $8.5 million in fiscal 2022 compared to $6.6 million in fiscal 2021. The 29.7% increase was primarily the result of a moderation in the impact of COVID-19.

Index
Pie Five Franchise and License Revenues

Pie Five franchise revenues increased by $0.2 million to $2.0 million for fiscal 2022 compared to $1.8 million for fiscal 2021. The 8.3% increase was primarily the result of a moderation in the impact of COVID-19.

Restaurant Sales

We had no restaurant sales, which consist of revenue generated by Company-owned restaurants, in fiscal 2022 or fiscal 2021 because we closed our single remaining Company-owned restaurant during the third quarter of fiscal 2020.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs, labor costs, and lease costs directly related to Company-owned restaurant sales. These costs decreased to $1 thousand for fiscal 2022 compared to $264 thousand in fiscal 2021. The decrease was primarily the result of the closure of the remaining Company-owned stores during the third quarter of fiscal 2020 partially offset by ongoing lease costs directly related to closed Company-owned stores.

General and Administrative Expenses

Total general and administrative expenses increased to $5.4 million for fiscal 2022 compared to $4.7 million in the prior fiscal year. The $0.7 million, or 15.6%, increase in total general and administrative expenses was primarily the result of increased employment, legal, and travel expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  Total franchise expenses increased $0.9 million to $3.3 million in fiscal 2022 from $2.4 million in the prior fiscal year. Pizza Inn franchise expenses increased $0.9 million to $2.3 million in fiscal 2022 compared to $1.4 million in the prior fiscal year primarily as a result of an increase in payroll and related, advertising, and travel costs. Pie Five franchise expenses of $1.0 million in fiscal 2022 remained essentially unchanged from the prior year.

Gain on Sale of Assets

The Company’s gain on sale of assets reflects the net difference between the sale price of assets and the net carrying value of the assets at the time of sale.  Gain on sale of assets decreased to zero in fiscal 2022 compared to $10 thousand in the prior year.

Impairment Expenses

Impairment of long-lived assets and other lease charges were $6 thousand for fiscal 2022 compared to $21 thousand for fiscal 2021. Impairment of long-lived assets and other lease charges for Company-owned restaurants was zero in fiscal 2022 compared to $21 thousand in fiscal 2021 primarily due to a reduction in lease charges for closed stores.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense decreased by $75 thousand to $46 thousand in fiscal 2022 compared to $121 thousand in fiscal 2021 primarily related to domestic accounts receivable.

Interest Expense

Interest expense decreased $31 thousand for fiscal 2022 to $61 thousand compared to $92 thousand in the prior year.

Amortization and Depreciation Expense

Amortization and depreciation expense increased $20 thousand to $187 thousand in fiscal 2022 compared to $167 thousand in fiscal 2021 primarily as a result of higher amortization of equipment.

Index
Other Income

Other income represents non-recurring income that is not derived from the operations of the Company.  The Company had a $0.7 million refundable employee retention tax credit during fiscal 2022 compared to $0.7 million in loan forgiveness during fiscal 2021, both of which were the result of governmental actions to mitigate the economic impacts of the COVID-19 pandemic. (See, “Liquidity and Capital Resources – Employee Retention Credit” and “- PPP Loan,” below.)  Management does not presently expect similar benefits to be available in subsequent periods.

Provision for Income Tax

For the year ended June 26, 2022, the Company recorded an income tax benefit of $5.7 million including federal deferred tax benefit of $5.5 million and current/deferred state tax benefit of $0.2 million. As of June 26, 2022, the Company had net operating loss carryforwards totaling $23.1 million that are available to reduce future taxable income and will begin to expire in 2032, of which $1.8 million are limited to 80% and do not expire.

Tax returns for fiscal 2013 and after will remain open to examination by federal and state tax authorities for three to four years following the tax year in which net operating losses or tax credits are utilized. The Company was not subject to income tax examinations by any tax authority as of June 26, 2022.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. The Company has reversed the full amount of the valuation allowance as of June 26, 2022. The reversal of the valuation allowance resulted in a tax benefit of $5.7 million in fiscal 2022 compared to a negligible tax benefit in fiscal 2021.

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

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital.  Cash provided by operations was $1.4 million in fiscal 2022 compared to cash provided by operations of $1.5 million in fiscal year 2021.

Cash flows from investing activities primarily reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets. Cash provided by investing activities was $0.3 million in fiscal 2022 compared to cash used by investing activities of $0.2 million in fiscal 2021. The $0.5 million increase in cash provided by investing activities was primarily the result of payments on notes receivable from prior sales of assets.

Cash flows from financing activities generally reflect changes in the Company’s borrowings and securities activity during the period.  Net cash used by financing activities was $2.3 million for the fiscal year ended June 26, 2022 compared to net cash provided by financing activities of $3.9 million for the fiscal year June 27, 2021. The cash used by financing activities in fiscal 2022 was primarily the result of $1.6 million used to retire all outstanding convertible notes, as well as $0.5 million used to repurchase shares of the Company’s common stock and $0.2 million used to repay a short term loan.  The cash provided by financing activities in fiscal 2021 was primarily attributable to proceeds from sales of stock in an at-the-market offering.

PPP Loan Forgiveness and Employee Retention Credit

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

Index
On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law.  The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees.  This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit.  The Company has also benefitted from the CAA guidance to treat expenses associated with the PPP loan forgiveness as tax deductible.

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

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018.  Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock.  The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. During the fiscal year ended June 26, 2022, no Notes were converted to common shares. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of June 26, 2022, there were no Notes outstanding.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow.  Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2023 fiscal year and beyond.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized pre-tax, non-cash impairment charges of $6 thousand and $21 thousand during fiscal years 2022 and 2021, respectively. The Company had $0.2 million in sublease income during fiscal year 2022. The Company had lease charges related to closed units of $0.7 million partially offset by $0.2 million in sublease income during fiscal year 2021.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent losses. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on this analysis, the Company reversed the full amount of the previous valuation allowance as of June 26, 2022.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 26, 2022 and June 27, 2021, the Company had no uncertain tax positions.

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

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Condensed Consolidated Balance Sheets through a right of use asset and a corresponding lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. The Company does not presently have any short-term leases.

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

As of June 26, 2022, the Company had no Company-owned restaurants.

Information Technology Equipment

The Company rents information technology equipment, primarily printers and copiers, from a third party for its corporate office location. Information technology equipment agreements are typically structured with non-cancelable terms of one to five years. The Company has concluded that its information technology equipment commitments are operating leases.

Discount Rate

Leases typically do not provide an implicit rate. Accordingly, the Company is required to use an incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. The Company’s incremental borrowing rate reflects the estimated rate of interest that it would pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company uses the implicit rate in the limited circumstances in which that rate is readily determinable.

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right-of-use asset and lease liability will be recognized.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our income statements on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our income statements in the period in which the obligation for those payments is incurred.

The components of total lease expense for the fiscal year ended June 26, 2022, the majority of which is included in general and administrative expense, are as follows (in thousands):

Fiscal Year Ended June 26, 2022
Operating lease cost	$498
Sublease income	(186)
Total lease expense, net of sublease income	$312

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities	$551

Index
Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 26, 2022
Operating lease right of use assets, net	$1,664
Operating lease liabilities, current	490
Operating lease liabilities, net of current portion	1,421

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 26, 2022
Weighted average remaining lease term	3.1 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2023	$558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,075
Less: imputed interest	(164)
Total operating lease liability	$1,911

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See information set forth on Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 26, 2022.

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

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

2.	Any financial statement schedule filed as part of this report is listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Description of Registrant’s Securities. (filed as Exhibit 4.4 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 27, 2015 and incorporated herein by reference).*

10.4
Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.5
First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.6
Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated November 4, 2019, between Rave Restaurant Group, Inc. and Mike Burns (filed as Exhibit 10.1 to Form 8-K filed November 15, 2019 and incorporated herein by reference).*

10.9	Letter agreement dated June 16, 2021, between Rave Restaurant Group, Inc. and Clinton Fendley (filed as Exhibit 10.1 to Form 8-K filed June 17, 2021 and incorporated herein by reference).*

21.1	List of Subsidiaries (filed as Exhibit 21.1 to Form 10-K filed September 30, 2019 and incorporated herin by reference).*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

Index
ITEM 16.	FORM 10-K SUMMARY.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 23, 2022	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Clinton D. Fendley
Clinton D. Fendley
Chief Financial Officer
(principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 23, 2022

/s/ Clinton D. Fendley
Clinton D. Fendley
Chief Financial Officer
(principal financial officer)	September 23, 2022

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 23, 2022

/s/ Robert B. Page
Robert B. Page
Director	September 23, 2022

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 23, 2022

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 23, 2022

Index
RAVE RESTAURANT GROUP, INC.

Index
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Rave Restaurant Group, Inc.
The Colony, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc. (the “Company”) and subsidiaries as of June 26, 2022 and June 27, 2021, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 26, 2022 and June 27, 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provides a reasonable basis for our opinion.

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

Armanino LLP
Dallas, Texas

We have served as the Company’s auditor since 2020.

September 23, 2022

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 26, 2022	June 27, 2021

REVENUES:	$10,692	$8,593

COSTS AND EXPENSES:
Cost of sales	1	264
General and administrative expenses	5,446	4,710
Franchise expenses	3,284	2,394
Gain on sale of assets	–	(10)
Impairment of long-lived assets and other lease charges	6	21
Bad debt expense	46	121
Interest expense	61	92
Depreciation and amortization expense	187	167
Total costs and expenses	9,031	7,759

OTHER INCOME:
Gain on forgiveness of PPP loan	—	657
Employee retention credit	704	—
Total other income	704	657

INCOME BEFORE TAXES	2,365	1,491
Income tax benefit	5,657	29
NET INCOME	$8,022	$1,520

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.45	$0.09

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.45	$0.09

Weighted average common shares outstanding - basic	17,993	17,307

Weighted average common and potential dilutive common shares outstanding	17,993	18,105

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 26, 2022	June 27, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,723	$8,330
Accounts receivable, less allowance for bad debts of $27 and $47, respectively	1,981	911
Notes receivable, current	172	901
Deferred contract charges, current	36	35
Prepaid expenses and other current assets	146	196
Total current assets	10,058	10,373

LONG-TERM ASSETS
Property, plant and equipment, net	365	445
Operating lease right of use asset, net	1,664	2,085
Intangible assets definite-lived, net	232	183
Notes receivable, net of current portion	201	52
Deferred tax asset, net	5,772	—
Deferred contract charges, net of current portion	224	207
Total assets	$18,516	$13,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$669	$644
Accrued expenses	1,082	924
Other current liabilities	81	46
Operating lease liability, current	490	465
Short term loan	30	250
Convertible notes short term, net of unamortized debt issuance costs and discounts	—	1,576
Deferred revenues, current	538	626
Total current liabilities	2,890	4,531

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,421	1,911
Deferred revenues, net of current portion	793	1,170
Total liabilities	5,104	7,612

COMMITMENTS AND CONTINGENCIES (SEE NOTE K)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 17,511,430 and 18,004,904 shares, respectively	251	251
Additional paid-in capital	37,384	37,215
Retained earnings/(accumulated deficit)	826	(7,196)
Treasury stock at cost
Shares in treasury: 7,578,628 and 7,085,154, respectively	(25,049)	(24,537)
Total shareholders’ equity	13,412	5,733

Total liabilities and shareholders’ equity	$18,516	$13,345

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Earnings	Treasury Stock
	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

Balance, June 28, 2020	22,550	$225	$33,531	$(8,716)	(7,085)	$(24,537)	$503

Stock compensation expense	—	—	80	—	—	—	80
Issuance of common stock	2,540	26	3,735	—	—	—	3,761
Equity issuance costs - ATM offering	—	—	(131)	—	—	—	(131)
Net income	—	—	—	1,520	—	—	1,520
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock compensation expense	—	—	169	—	—	—	169
Purchase of treasury stock	—	—	—	—	(494)	(512)	(512)
Net income	—	—	—	8,022	—	—	8,022
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 26, 2022	June 27, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,022	$1,520
Adjustments to reconcile net income to cash provided by/ operating activities:
Impairment of long-lived assets and other lease charges	6	21
Stock compensation expense	169	80
Depreciation and amortization	140	131
Amortization of operating right of use assets	421	569
Amortization of intangible assets definite-lived	47	36
Amortization of debt issue costs	21	27
Gain on the sale of assets	—	(10)
Allowance for bad debts	46	7
Bad debt on notes receivable	—	114
Gain on forgiveness of PPP loan	—	(657)
Deferred tax asset, net	(5,772)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,116)	47
Notes receivable	80	(119)
Deferred contract charges	(18)	33
Prepaid expenses and other current assets	50	(22)
Deposits and other	—	5
Accounts payable - trade	25	198
Accounts payable - lease termination impairments	—	(428)
Accrued expenses	158	149
Other current liabilities	35	46
Operating lease liability	(465)	(793)
Deferred revenues	(465)	582
Other long-term liabilities	—	(51)
Cash provided by operating activities	$1,384	$1,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	500	47
Proceeds from sale of assets	—	1
Purchases of intangible assets definite-lived	(96)	(74)
Purchases of property, plant and equipment	(66)	(212)
Cash provided by/(used in) investing activities	338	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(512)	—
Proceeds from issuance of common stock	—	3,761
Equity issuance costs - ATM offering	—	(131)
Payment of convertible notes	(1,597)	—
Payment of short term loan	(220)	250
Cash (used in)/provided by financing activities	(2,329)	3,880

Net (decrease)/increase in cash and cash equivalents	(607)	5,127
Cash and cash equivalents, beginning of period	8,330	3,203
Cash and cash equivalents, end of period	$7,723	$8,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$64	$64
Income taxes	$31	$23

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc., and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out and express restaurants domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  The Company also licenses pizza kiosks under the “Pizza Inn” trademark. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third party distributors.

As of June 26, 2022,  we had 150 franchised Pizza Inn restaurants, 31 franchised Pie Five Units, and 9 licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 119 domestic franchised Pizza Inn restaurants were comprised of 72 pizza buffet restaurants (“Buffet Units”), 10 delivery/carry-out restaurants (“Delco Units”), and 37 express restaurants (“Express Units”).  As of June 26, 2022, there were 31 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, Arkansas, North Carolina and Mississippi accounting for approximately 23%, 22%, 13% and 9%, respectively, of the total number of domestic units.

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 26, 2022 and June 27, 2021, the Company had cash balances in excess of FDIC insurance coverage of approximately $7.5 million and $8.1 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets.  At June 26, 2022 and June 27, 2021, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with five franchisees on notes receivables with both short and long term maturities.  As of June 26, 2022, the Company had one short term notes receivable with one franchisee and four long term notes receivable with three franchisees. The financed asset sales were executed with a weighted average interest rate of 0.0%%. Principal payments are due monthly and mature from March 3, 2023 to January 1, 2025.

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

Index
The authoritative guidance on “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that discontinued operations that meet certain criteria be reflected in the income statements after results of continuing operations as a net amount.  This guidance also requires that the operations of closed restaurants, including any impairment charges, be reclassified to discontinued operations for all periods presented.

The authoritative guidance on “Accounting for Costs Associated with Exit or Disposal Activities,” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This authoritative guidance also establishes that fair value is the objective for initial measurement of the liability.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to operations as incurred while major renewals and betterments are capitalized.  Upon the sale or disposition of any property, plant or equipment, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to ten years.

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized, pre-tax, non-cash impairment charges of $6 thousand and $21 thousand during fiscal years, 2022 and 2021, respectively. The Company had $0.2 million in sublease income during fiscal year 2022. The Company had lease charges related to closed units of $0.7 million partially offset by $0.2 million in sublease rental income during fiscal year 2021.

Accounts Receivable:

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions.  The Company records an allowance for bad debts to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s  prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables.  The interest income recorded from finance charges is immaterial.

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principal payments are due monthly.  Notes receivable mature at various dates through 2025 and bore interest at a weighted average rate of 0.0%% at June 26, 2022.

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

Index
The expected principal collections on notes receivable for the next three years were as follows as of June 26, 2022 (in thousands):

Notes Receivable
2023	$172
2024	151
2025	50
$373

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on this analysis, the Company has reversed the full amount of the previous valuation allowance as of June 26, 2022 (see Note F).

For the year ended June 26, 2022, the Company recorded an income tax benefit of $5.7 million including federal deferred tax benefit of $5.5 million and current/deferred state tax benefit of $0.2 million. As of June 26, 2022, the Company had net operating loss carryforwards totaling $23.1 million that are available to reduce future taxable income and will begin to expire in 2032, of which $1.8 million are limited to 80% and do not expire. Tax returns for fiscal 2013 and after will remain open to examination by federal and state tax authorities for three to four years following the tax year in which net operating losses or tax credits are utilized. The Company was not subject to income tax examinations by any tax authority as of June 26, 2022.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

Under ASC 740, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. From time to time, the Company may be assessed interest and penalties by taxing authorities.  In those cases, the charges are recorded as income tax expense, as incurred, in the Consolidated Statements of Income.

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

Advertising fund contributions for Pie Five and Pizza Inn units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. We have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pie Five marketing fund contributions are billed and collected weekly.

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Rental income is income from our subleasing of some of our restaurant space to third parties.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 26, 2022	June 27, 2021

Franchise royalties	$4,543	$3,689
Supplier and distributor incentive revenues	4,214	3,482
Franchise license fees	154	308
Area development exclusivity fees and foreign master license fees	19	21
Advertising funds contributions	1,412	705
Supplier convention funds	143	177
Rental income	186	200
Other	21	11
	$10,692	$8,593

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

Index
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

Fiscal Year:

The Company’s fiscal year ends on the last Sunday in June.  The fiscal years ended June 26, 2022 and June 27, 2021 each contained 52 weeks.

NOTE B - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS:

Property, and plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 26, 2022	June 27, 2021

Equipment, furniture and fixtures	3 - 7 yrs	$1,080	$1,021
Software	5 yrs	792	792
Leasehold improvements	10 yrs or lease term, if shorter	472	472
		2,344	2,285
Less: accumulated depreciation/amortization		(1,979)	(1,840)
		$365	$445

Depreciation and amortization expense for property, plant and equipment was approximately $140 thousand and $131 thousand for the fiscal years ended June 26, 2022 and June 27, 2021, respectively.

Intangible assets consist of the following (in thousands):

		June 26, 2022			June 27, 2021
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$279	$(233)	$46	$278	$(209)	$69
Name change	15 years	70	(35)	35	70	(30)	40
Prototypes	5 years	170	(19)	151	74	—	74
		$519	$(287)	$232	$422	$(239)	$183

Amortization expense for intangible assets was approximately $47 thousand and $36 thousand for the fiscal years ended June 26, 2022 and June 27, 2021, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 26, 2022	June 27, 2021
Compensation	$875	$764
Other	118	130
Professional fees	89	30
	$1,082	$924

Index
NOTE D - CONVERTIBLE NOTES:

On March 3, 2017, the Company completed a registered shareholder rights offering of its 4% Convertible Senior Notes Due 2022 (“Notes”).  Shareholders exercised subscription rights to purchase all 30,000 of the Notes at the par value of $100 per Note, resulting in gross offering proceeds to the Company of $3.0 million.

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018.  Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock.  The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. During the fiscal year ended June 26, 2022, no Notes were converted to common shares. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of June 26, 2022, there were no Notes outstanding.

NOTE E - PPP LOAN FORGIVENESS AND EMPLOYEE RETENTION CREDIT:

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. The Company has also benefitted from the CAA guidance to treat expenses associated with the PPP loan forgiveness as tax deductible.

NOTE F - INCOME TAXES:

Benefit from income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 26, 2022	June 27, 2021
Current - Federal	$—	$—
Current - State	(115)	29
Deferred - Federal	5,537	—
Deferred - State	235	—
Benefit from income taxes	$5,657	$29

The effective income tax rate varied from the statutory rate for the fiscal years ended June 26, 2022 and June 27, 2021 as reflected below (in thousands):

	June 26, 2022	June 27, 2021
Federal income taxes based on a statutory rate of 21%	$(496)	$(313)
State income taxes (net of federal benefit)	127	23
Permanent adjustments	—	(5)
PPP loan forgiveness	—	138
Change in valuation allowance	6,052	190
Other	(26)	(4)
Income tax benefit	$5,657	$29

Index
The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 26, 2022	June 27, 2021
Allowance for bad debt	$6	$10
Deferred fees	45	34
Other reserves and accruals	652	542
Operating lease liabilities	444	525
Depreciable assets	—	—
Credit carryforwards	156	197
Net operating loss carryforwards	4,987	5,563
Total gross deferred tax asset	6,290	6,871
Valuation allowance	—	(6,307)
Total deferred tax assets	$6,290	$564

Right-of-use asset	(387)	(461)
Other deferred tax liabilities	(131)	(103)
Total deferred tax liabilities	$(518)	$(564)

Net deferred tax asset	$5,772	$—

For the year ended June 26, 2022, the Company recorded an income tax benefit of $5.7 million including federal deferred tax benefit of $5.5 million and current/deferred state tax benefit of $0.2 million. As of June 26, 2022, the Company had net operating loss carryforwards totaling $23.1 million that are available to reduce future taxable income and will begin to expire in 2032, of which $1.8 million are limited to 80% and do not expire. Tax returns for fiscal 2013 and after will remain open to examination by federal and state tax authorities for three to four years following the tax year in which net operating losses or tax credits are utilized. The Company was not subject to income tax examinations by any tax authority as of June 26, 2022.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on this analysis, the Company reversed the full amount of the established valuation allowance as of June 26, 2022. The reversal of the valuation allowance resulting in tax benefit of $5.7 million in fiscal 2022.

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

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Consolidated Balance Sheets through a right of use asset and a corresponding lease liability. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. The Company does not presently have any short-term leases.

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

As of June 26, 2022, the Company had no Company-owned restaurants.

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

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right-of-use asset and lease liability will be recognized.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our income statements on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our income statements in the period in which the obligation for those payments is incurred.

The components of total lease expense for the fiscal year ended June 26, 2022, the majority of which is included in general and administrative expense in the accompanying Consolidated Statements of Income, are as follows (in thousands):

Fiscal Year Ended June 26, 2022
Operating lease cost	$498
Sublease income	(186)
Total lease expense, net of sublease income	$312

Index
Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities	$551

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

Fiscal Year Ended June 26, 2022
Operating lease right of use assets, net	$1,664
Operating lease liabilities, current	490
Operating lease liabilities, net of current portion	1,421

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

Fiscal Year Ended June 26, 2022
Weighted average remaining lease term	3.1 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2023	$558
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$2,075
Less: imputed interest	$(164)
Total operating lease liability	$1,911

Premises previously occupied by Company-owned restaurants were leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

Future minimum rental payments under active non-cancelable leases with initial or remaining terms of one year or more at June 26, 2022 were as follows (in thousands):

Operating Leases
2023	$1,056
2024	845
2025	685
2026	490
2027	278
Thereafter	86
$3,440

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 26, 2022 were as follows (in thousands):

Sublease Rental Income
2023	$177
2024	128
2025	53
$358

Index
Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 26, 2022	June 27, 2021
Minimum rentals	$498	$705
Sublease rentals	(186)	(200)
	$312	$505

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

For the fiscal year ended June 26, 2022, and June 27, 2021, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $33 thousand and $24 thousand, respectively.

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

The 2015 Long Term Incentive Plan (the “2015 LTIP”) was approved by the Company’s shareholders on November 18, 2014 and became effective June 1, 2015.  Officers, employees and non-employee directors of the Company are eligible to receive awards under the 2015 LTIP.  A total of 3,000,000 shares of common stock are authorized for issuance under the 2015 LTIP.  Awards authorized under the 2015 LTIP include incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options).  The 2015 LTIP provides for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors.  The Compensation Committee may also determine the vesting periods, performance criteria and other terms and conditions of all awards under the 2015 LTIP.  The Compensation Committee has adopted resolutions under the 2015 LTIP automatically granting to each non-employee director on the first day of each fiscal year options to purchase twice the number of shares of common stock acquired during the previous fiscal year, up to a maximum of 40,000 shares.  Such options are exercisable at the market value of the stock on the first day of the fiscal year, vest six months from the date of grant and expire 10 years from the date of grant.

Index
Stock based compensation expense is included in general and administrative expense in the accompanying Consolidated Statements of Income.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended June 26, 2022		Fiscal Year Ended June 27, 2021
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	166,750	$5.49	206,750	$4.96

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Canceled/Expired	(55,000)	3.11	(40,000)	2.71

Outstanding at end of period	111,750	$6.67	166,750	$5.49

Exercisable at end of period	111,750	$6.67	166,750	$5.49

The intrinsic value of options outstanding at June 26, 2022 was zero.

The following table provides information on options outstanding and options exercisable as of June 26, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 26, 2022	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 26, 2022	Weighted- Average Exercise Price

$3.31 - 3.95	50,000	4.00	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	1.01	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	2.01	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	3.02	$13.11	24,286	$13.11
	111,750	3.04	$6.67	111,750	$6.67

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

Index
Expected Forfeitures.  We use historical data to estimate pre-vesting option forfeitures.  We record stock-based compensation only for those awards that are expected to vest.

At June 26, 2022, all stock options that the Company had granted were vested. No stock compensation expense related to stock options was recognized in either fiscal years 2022 or 2021.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2022 and 2021, 362,500 and 545,600 performance-based restricted stock units, respectively, were granted to certain employees.

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

A summary of the status of restricted stock units as of June 26, 2022 and June 27, 2021, and changes during the fiscal years then ended is presented below:

	June 26, 2022	June 27, 2021
Unvested at beginning of year	545,600	—
Granted during the year	362,500	545,600
Vested during the year	—	—
Forfeited during the year	(22,413)	—
Unvested at end of year	885,687	545,600

NOTE J - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. During fiscal 2022, 493,474 shares were repurchased and, as of June 26, 2022, there were 354,951 shares available to be repurchased under the plan.

On June 28, 2022, the Company’s board of directors again amended the stock repurchase plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares.  Subsequently to fiscal year 2022, the Company has repurchased an additional 1,110,891 outstanding shares of its common stock.

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

The Company paid to B. Riley FBR a fee equal to 3% of the gross sales price in addition to reimbursing certain costs.  The Company had $131 thousand in expenses associated with the 2017 ATM Offering in fiscal 2021.

Index
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

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease spread rapidly throughout the United States and the world.  Federal, state and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees and employees, severely disrupted our business operations.  Most of the domestic Pizza Inn buffet restaurants and Pie Five restaurants are in areas that were for varying periods subject to “shelter-in-place” and social distancing restrictions prohibiting in-store sales and, therefore, were limited to carry-out and/or delivery orders.  In some areas, these restrictions limited non-essential movement outside the home, which discouraged or even precluded carry-out orders. Further, the COVID-19 pandemic precipitated significant job losses and a national economic downturn that impacted the demand for restaurant food service.  Although most of our domestic restaurants continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and enhanced cleaning and disinfecting practices.

The COVID-19 pandemic has resulted in dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales.  The decreased aggregate retail sales have correspondingly decreased supplier rebates and franchise royalties payable to the Company.

An outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will continue, or if individuals will be comfortable returning to our Buffet Units and Pie Five Units. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

NOTE L - EARNINGS PER SHARE:

The Company computes and presents earnings per share (“EPS”) in accordance with ASC 260 Earnings Per Share.  Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock that then shared in the earnings of the Company.

Index
The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts).

	Fiscal Year Ended
	June 26, 2022	June 27, 2021
Net income available to common shareholders	$8,022	$1,520
Interest saved on convertible notes at 4%	$40	$64
Adjusted net income	$8,062	$1,584

BASIC:
Weighted average common shares	17,993	17,307

Net income/(loss) per common share	$0.45	$0.09

DILUTED:
Weighted average common shares	17,993	17,307
Convertible notes	—	798
Weighted average common shares outstanding	17,993	18,105

Income from continuing operations per common share	$0.45	$0.09

Index
We had 111,750 and 166,750 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 26, 2022 and June 27, 2021, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero and were anti-dilutive. These options expire at varying times from fiscal 2024 through fiscal 2026.

NOTE M - SEGMENT REPORTING:

The Company has three reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Disclosures about Segments of an Enterprise and Related Information:  (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Company-Owned Restaurants.  These segments are a result of differences in the nature of the products and services sold.  Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments.  Other revenue consists of nonrecurring items.

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for these segments are derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures.

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures for the Company-Owned restaurants. As of June 26, 2022, the Company did not operate any Company-Owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of and for the fiscal years ended June 26, 2022 and June 27, 2021 (in thousands):

	Fiscal Year Ended
	June 26, 2022	June 27, 2021
Net sales and operating revenues:
Pizza Inn Franchising	$8,535	$6,582
Pie Five Franchising	1,967	1,816
Company-Owned Restaurants	—	—
Corporate administration and other	190	195
Consolidated revenues	$10,692	$8,593

Depreciation and amortization:
Pizza Inn Franchising	$—	$—
Pie Five Franchising	—	—
Company-Owned Restaurants	—	—
Combined	—	—
Corporate administration and other	187	167
Depreciation and amortization	$187	$167

Income/(Loss) before taxes:
Pizza Inn Franchising	$6,222	$5,205
Pie Five Franchising	996	799
Company-Owned Restaurants	(3)	(292)
Combined	7,215	5,712
Corporate administration and other	(4,850)	(4,221)
Income/(loss) before taxes	$2,365	$1,491

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$10,399	$8,373
Foreign countries	293	220
Consolidated total	$10,692	$8,593

Index
NOTE N - SUBSEQUENT EVENTS:

In preparation of its financial statements, the Company considered subsequent events through September 23, 2022 which was the date the Company’s financial statements were available to be issued.

On June 28, 2022, the Company’s board of directors amended its stock repurchase plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. Subsequently, the Company has repurchased an additional 1,110,891 outstanding shares of its common stock at an aggregate price of $1.4 million.