Form 10-Q
period 2022-09-25
RAVE RESTAURANT GROUP, INC.
filed 2022-11-03
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2022 or
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

As of October 31, 2022, 16,400,539 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 25, 2022	September 26, 2021
REVENUES:	$3,005	$2,553

COSTS AND EXPENSES:
General and administrative expenses	1,343	1,206
Franchise expenses	1,202	986
Impairment of long-lived assets and other lease charges	5	—
Bad debt expense	4	5
Interest expense	1	24
Depreciation and amortization expense	51	44
Total costs and expenses	2,606	2,265

INCOME BEFORE TAXES	399	288
Income tax expense	(92)	(3)
NET INCOME	307	285

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.02	$0.02

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.02

Weighted average common shares outstanding - basic	16,632	18,005

Weighted average common and potential dilutive common shares outstanding	16,632	18,803

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 25, 2022	June 26, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,421	$7,723
Accounts receivable, less allowance for bad debts of $25 and $27, respectively	1,486	1,981
Notes receivable, current	170	172
Deferred contract charges, current	34	36
Prepaid expenses and other	108	146
Total current assets	9,219	10,058

LONG-TERM ASSETS
Property, plant and equipment, net	339	365
Operating lease right of use asset, net	1,556	1,664
Intangible assets definite-lived, net	255	232
Notes receivable, net of current portion	168	201
Deferred tax asset, net	5,772	5,772
Deferred contract charges, net of current portion	217	224
Total assets	$17,526	$18,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$689	$669
Accrued expenses	1,447	1,082
Other current liabilities	—	81
Operating lease liability, current	498	490
Short term loan, current	—	30
Deferred revenues, current	401	538
Total current liabilities	3,035	2,890

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,293	1,421
Deferred revenues, net of current portion	777	793
Total liabilities	5,105	5,104

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 16,400,539 and 17,511,430 shares, respectively	251	251
Additional paid-in capital	37,470	37,384
Retained earnings	1,133	826
Treasury stock at cost
Shares in treasury: 8,689,519 and 7,578,628 respectively	(26,433)	(25,049)
Total shareholders’ equity	12,421	13,412

Total liabilities and shareholders’ equity	$17,526	$18,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock-based compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of Treasury Stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 25, 2022	September 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$307	$285
Adjustments to reconcile net income to cash provided by/(used in) operating activities:
Impairment of long-lived assets and other lease charges	5	—
Stock-based compensation expense	86	42
Depreciation and amortization	35	36
Amortization of operating right of use assets	108	104
Amortization of intangible assets definite-lived	16	8
Amortization of debt issue costs	—	7
Allowance for bad debts	4	5
Changes in operating assets and liabilities:
Accounts receivable	491	74
Notes receivable	5	26
Deferred contract charges	9	(3)
Prepaid expenses and other	38	46
Accounts payable - trade	20	(123)
Accrued expenses	284	(424)
Operating lease liability	(120)	(114)
Deferred revenues	(153)	(312)
Cash provided by/(used in) operating activities	1,135	(343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	30	57
Purchase of intangible assets definite-lived	(39)	(27)
Purchase of property, plant and equipment	(14)	(11)
Cash (used in)/provided by investing activities	(23)	19

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of stock	(1,384)	—
Short term loan, current	(30)	(130)
Cash (used in) financing activities	(1,414)	(130)

Net (decrease)/increase in cash and cash equivalents	(302)	(454)
Cash and cash equivalents, beginning of period	7,723	8,330
Cash and cash equivalents, end of period	$7,421	$7,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$9	$2

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out(“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and  franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2022.

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

Fiscal Quarters
The three month periods ended September 25, 2022 and September 26, 2021 each contained 13 weeks.

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

Index
Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the accompanying Condensed Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement. Area development exclusivity fees that include rights to sub-franchise are amortized as revenue over the term of the contract.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 25, 2022	September 26, 2021
Franchise royalties	$1,214	$1,082
Supplier and distributor incentive revenues	1,070	866
Franchise license fees	30	31
Area development exclusivity fees and foreign master license fees	4	5
Advertising funds contributions	466	375
Supplier convention funds	172	143
Rental income	47	47
Other	2	4
	$3,005	$2,553

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

As of September 25, 2022, the Company had no Company-owned restaurants.

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

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right of use asset and lease liability will be recognized.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, leases that, at commencement, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to short-term leases in our income statements on a straight-line basis over the lease term. To the extent that there are variable lease payments, we recognize those payments in our income statements in the period in which the obligation for those payments is incurred.

The components of total lease expense for the three months ended September 25, 2022, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

Three Months Ended
September 25, 2022
Operating lease cost	$124
Rental income	(47)
Total lease expense, net of sublease income	$77

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Three Months Ended
September 25, 2022
Cash paid for amounts included in the measurement of lease liabilities	$138

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

September 25, 2022
Weighted average remaining lease term	2.8 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2023	$420
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$1,937
Less: imputed interest	(146)
Total operating lease liability	$1,791

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 27, 2022 - July 31, 2022	891,350	$1.20	3,552,399	4,463,601
August 1, 2022 - August 28, 2022	219,541	1.35	3,771,940	4,244,060
August 29, 2022 - September 25, 2022	0	0	3,771,940	4,244,060
Total	1,110,891	$1.23

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

Note E - Stock-Based Compensation

Stock Options:

For the fiscal quarters ended September 25, 2022 and September 26, 2021, the Company recognized stock-based compensation expense related to stock options of $4 thousand and zero, respectively. As of September 25, 2022, there was $11 thousand unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 25, 2022	September 26, 2021
	Shares	Shares
Outstanding at beginning of year	111,750	166,750

Granted	40,000	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	151,750	166,750

Exercisable at end of period	111,750	166,750

Restricted Stock Units:

For the three months ended September 25, 2022 and September 26, 2021, the Company had stock-based compensation expense of $82 thousand and $42 thousand, respectively, related to RSUs. As of September 25, 2022, there was no unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of September 25, 2022, and changes during the three months then ended is presented below:

Unvested at June 26, 2022	885,687
Granted	—
Issued	—
Forfeited	—
Unvested at September 25, 2022	885,687

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 25, 2022	September 26, 2021
Net income available to common shareholders	$307	$285

BASIC:
Weighted average common shares	16,632	18,005

Net income per common share	$0.02	$0.02

DILUTED:
Weighted average common shares	16,632	18,005
Convertible notes	—	798
Dilutive stock options	—	—
Weighted average common shares outstanding	16,632	18,803

Net income per common share	$0.02	$0.02

For the three months ended September 25, 2022, exercisable options to purchase 111,750 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 26, 2021, exercisable options to purchase 166,750 shares of common stock at exercise prices ranging from $3.11 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

Note G - Income Taxes

For the three months ended September 25, 2022, the Company recorded an income tax expense of $92 thousand, most of which is attributable to current state taxes.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Note H - Segment Reporting

The Company has three reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Company-Owned Restaurants. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal, and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for these segments are derived from franchise royalties, franchise fees, sale of area development and foreign master license rights, incentive payments from third party suppliers and distributors, advertising funds, and supplier convention funds. Assets for these segments include equipment, furniture and fixtures.

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants. As of September 25, 2022, the Company did not operate any Company-owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Index
Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of the three months ended September 25, 2022 and September 26, 2021 (in thousands):

	Three Months Ended
	September 25, 2022	September 26, 2021
Net sales and operating revenues:
Pizza Inn Franchising	$2,469	$2,034
Pie Five Franchising	488	472
Company-Owned Restaurants	—	—
Corporate administration and other	48	47
Consolidated revenues	$3,005	$2,553

Depreciation and amortization:
Corporate administration and other	51	44
Depreciation and amortization	$51	$44

Income/(loss) before taxes:
Pizza Inn Franchising	$1,511	$1,275
Pie Five Franchising	244	245
Company-Owned Restaurants	—	(1)
Combined	1,755	1,519
Corporate administration and other	(1,356)	(1,231)
Income/(loss) before taxes	$399	$288

Geographic information (revenues):
United States	$2,929	$2,477
Foreign countries	76	76
Consolidated revenues	$3,005	$2,553

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 26, 2022 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 26, 2022. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 25, 2022, franchised and licensed units consisted of the following:

Three Months Ended September 25, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	128	$23,979	31	$5,243	159	$29,222

International Franchised	33		—		33

The domestic units were located in 18 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Index
Basic net income per share of $0.02 per share was unchanged for the three months ended September 25, 2022, compared to the comparable period in the prior fiscal year. The Company had net income of $0.3 million for the three months ended September 25, 2022 compared to net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended September 25, 2022 compared to $2.6 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distributer incentives, and advertising fund contributions.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus (COVID-19) as a pandemic, and the disease spread rapidly throughout the United States and the world. Federal, state, and local responses to the COVID-19 pandemic, as well as our internal efforts to protect customers, franchisees, and employees, severely disrupted our business operations. Further, the COVID-19 pandemic precipitated significant job losses and a national economic downturn that impacted the demand for restaurant food service.

Although most of our domestic restaurants continued to operate under these conditions, we have experienced temporary closures from time to time during the pandemic. During much of the COVID-19 pandemic, we experienced dramatically reduced aggregate in-store retail sales at Buffet Units and Pie Five Units, modestly offset by increased aggregate carry-out and delivery sales. The decreased aggregate retail sales correspondingly decreased supplier rebates and franchise royalties payable to the Company.

In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and/or enhanced cleaning and disinfecting practices.  As a result, the adverse impacts of the COVID-19 pandemic have diminished in recent periods.  Nonetheless, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will continue or whether it will recur, what additional restrictions may be enacted, if individuals will be comfortable frequenting our Buffet Units and Pie Five Units, or to what extent off-premises dining will continue. Any of these changes could materially adversely affect the Company’s future financial performance. However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

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

The following key performance indicators presented herein, some of which represent non-GAAP financial measures, have these meanings and are calculated as follows:

●	“EBITDA” represents earnings before interest, taxes, depreciation and amortization.
●
“Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, stock-based compensation expense, severance, gain/loss on sale of assets, costs related to impairment and other lease charges, franchisee default and closed store revenue/expense, and closed and non-operating store costs.

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

Index
●	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
●	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 25, 2022 increased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 25, 2022	September 26, 2021
Net income	$307	$285
Interest expense	1	24
Income taxes	92	3
Depreciation and amortization	51	44
EBITDA	$451	$356
Stock-based compensation expense	86	42
Severance	—	33
Impairment of long-lived assets and other lease charges	5	—
Franchisee default and closed store revenue	—	(1)
Closed and non-operating store costs	—	1
Adjusted EBITDA	$542	$431

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 25, 2022	September 26, 2021
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$22,441	$18,645
Delco/Express Units - Franchised	1,482	1,642
PIE Units - Licensed	56	60
Total Domestic Retail Sales	$23,979	$20,347

Pizza Inn Comparable Store Retail Sales - Total Domestic	22,512	20,017

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	72	71
Delco/Express Units - Franchised	47	52
PIE Units - Licensed	9	10
Total Domestic Units	128	133

Pizza Inn total domestic retail sales increased by $3.6 million, or 17.9%, for the three months ended September 25, 2022 when compared to the same period of the prior year. The increase in domestic retail sales was primarily the result of the diminished impact of COVID-19 and increased customer engagement. Pizza Inn domestic comparable store retail sales increased by $2.5 million, or 12.5%, for the same reason.

Index
The following chart summarizes Pizza Inn restaurant activity for the three months ended September 25, 2022:

	Three Months Ended September 25, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	72	—	—	—	72
Delco/Express Units - Franchised	47	—	—	—	47
PIE Units - Licensed	9	—	—	—	9
Total Domestic Units	128	—	—	—	128

International Units (all types)	31	2	—	—	33

Total Units	159	2	—	—	161

The domestic Pizza Inn units remained stable during the three months ended September 25, 2022. For the three months ended September 25, 2022, the number of international Pizza Inn units increased by two units. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 25, 2022	September 26, 2021
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$5,243	$5,060
Domestic Units - Company-owned	—	—
Total Domestic Retail Sales	$5,243	$5,060

Pie Five Comparable Store Retail Sales - Total	$4,989	$4,635

Pie Five Average Units Open in Period
Domestic Units - Franchised	31	33
Domestic Units - Company-owned	—	—
Total Domestic Units	31	33

Pie Five system-wide retail sales increased $0.2 million, or 3.6%, for the three months ended September 25, 2022 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 33 to 31. Comparable store retail sales increased $0.4 million, or 7.6%, during the first quarter of fiscal 2023 compared to the same period of the prior year. For the three months ended September 25, 2022, the improvements in domestic retail sales and comparable store retail sales were primarily the result of the diminished impact of COVID-19 and increased customer engagement.

The following chart summarizes Pie Five restaurant activity for the three months ended September 25, 2022:

	Three Months Ended September 25, 2022
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	31	—	—	—	31
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	31	—	—	—	31

The Pie Five units remained stable during the three months ended September 25, 2022. We believe that Pie Five units will eventually increase in future periods.

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 25, 2022 and September 26, 2021 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
REVENUES:
Franchise and license revenues	$2,469	$2,034	$488	$468	$—	$—	$—	$—	$2,957	$2,502
Rental income	—	—	—	—	—	—	47	47	47	47
Interest income and other	—	—	—	4	—	—	1	—	1	4
Total revenues	2,469	2,034	488	472	—	—	48	47	3,005	2,553

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	—	1	1,343	1,205	1,343	1,206
Franchise expenses	958	759	244	227	—	—	—	—	1,202	986
Impairment of long-lived assets and other lease charges	—	—	—	—	—	—	5	—	5	—
Bad debt expense	—	—	—	—	—	—	4	5	4	5
Interest expense	—	—	—	—	—	—	1	24	1	24
Depreciation and amortization expense	—	—	—	—	—	—	51	44	51	44
Total costs and expenses	958	759	244	227	—	1	1,404	1,278	2,606	2,265

INCOME/(LOSS) BEFORE TAXES	$1,511	$1,275	$244	$245	$—	$(1)	$(1,356)	$(1,231)	$399	$288

Index
Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributor incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, interest and other income, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors. Total revenues for the three month period ended September 25, 2022 and for the same period in the prior fiscal year were $3.0 million and $2.6 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.4 million to $2.5 million for the three month period ended September 25, 2022 as compared to the same period in the prior fiscal year. The 21.4% increase was driven by increases in supplier incentives, domestic royalties and advertising fund revenues.

Pie Five Franchise and License

Pie Five franchise revenues remained relatively stable at $0.5 million for the three month period ended September 25, 2022 as compared to the same period in the prior fiscal year.

General and Administrative Expenses

Total general and administrative expenses increased to $1.3 million for the three month period ended September 25, 2022 compared to $1.2 million for the same period of the prior fiscal year. The 11.5% increase in total general and administrative expenses during the three month period was primarily the result of increased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses increased $0.2 million to $1.2 million for the three month period ended September 25, 2022 from $1.0 million for the same period of the prior fiscal year. The increase was primarily due to an increase in payroll and related, advertising, and travel costs.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were $5 thousand for the three months ended September 25, 2022 compared to zero for the same fiscal period of the prior year. The increase was primarily due to writing down beverage equipment.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended September 25, 2022, bad debt expense was $4 thousand compared to the bad debt expense of $5 thousand for the same period in the prior fiscal year.

Interest Expense

Interest expense decreased $23 thousand to $1 thousand for the three month period ended September 25, 2022 compared to the same fiscal period of the prior year. The decrease was primarily the result of the payment of all outstanding convertible notes during the third quarter of fiscal 2022.

Amortization and Depreciation Expense

Amortization and depreciation expense increased $7 thousand to $51 thousand for the three months ended September 25, 2022, compared to $44 thousand in the same periods of the prior year. The increase was primarily the result of higher amortization of intangible assets.

Provision for Income Taxes

For the three months ended September 25, 2022, the Company recorded an income tax expense of $92 thousand, most of which is attributable to current state taxes.

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

Liquidity and Capital Resources

During the three month period ended September 25, 2022, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital. Cash provided by operating activities was $1.1 million for the three month period ended September 25, 2022 compared to cash used of $0.3 million for the three month period ended September 26, 2021. The primary driver of increased operating cash flow during the three month period ended September 25, 2022 was increased collections of accounts receivable related to the employee retention credit.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the three month period ended September 25, 2022 was $23 thousand compared to cash provided by investing activities of $19 thousand for the three months ended September 26, 2021.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used by financing activities was $1.4 million for the three month period ended September 25, 2022 compared to net cash used by financing activities of $0.1 million for the three month period ended September 26, 2021. Net cash used by financing activities for the three months ended September 25, 2022 was primarily attributable to repurchases of the Company's common stock.

Management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

Convertible Notes

On March 3, 2017, the Company completed a registered shareholder rights offering of its 4% Convertible Senior Notes Due 2022 (“Notes”).  Shareholders exercised subscription rights to purchase all 30,000 of the Notes at the par value of $100 per Note, resulting in gross offering proceeds to the Company of $3.0 million.

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018.  Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock.  The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of September 25, 2022, there were no Notes outstanding.

Employee Retention Credit

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law.  The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees.  This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit, $0.6 million of which was collected in the first quarter of fiscal 2023.

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

Index
Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions. The Company records an allowance for bad debts to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent operating performance.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 25, 2022 and September 26, 2021, the Company had no uncertain tax positions.

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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him on October 15, 2019. The case proceeded to a jury trial, which resulted in a verdict in favor of Crane on his breach of contract claim. On February 9, 2022, the Court entered a $1.9 million judgment against the Company inclusive of attorney fees, court costs and pre-judgment interest. The Company has filed an appeal of the judgment to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors of the Company again amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. On June 28, 2022, the Company’s board of directors again amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. During the three months ended September 25, 2022, the Company repurchased 1,110,891 outstanding shares of its common stock leaving 4,244,060 shares that may yet be repurchased under the 2007 Stock Purchase Plan.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 25, 2022, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company's common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: November 3, 2022