Form 10-Q
period 2022-12-25
RAVE RESTAURANT GROUP, INC.
filed 2023-02-02
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2022 or
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

As of January 23, 2023, 14,154,453 shares of the issuer’s common stock were outstanding.

Index
RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
REVENUES:	$2,866	$2,696	$5,871	$5,249

COSTS AND EXPENSES:
General and administrative expenses	1,453	1,377	2,796	2,583
Franchise expenses	867	784	2,069	1,770
Impairment of long-lived assets and other lease charges	—	—	5	—
Bad debt expense	5	3	9	8
Interest expense	—	23	1	47
Depreciation and amortization expense	53	48	104	92
Total costs and expenses	2,378	2,235	4,984	4,500

INCOME BEFORE TAXES	488	461	887	749
Income tax expense	(140)	(4)	(232)	(7)
NET INCOME	$348	$457	$655	$742

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.02	$0.03	$0.04	$0.04

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.02	$0.04	$0.04

Weighted average common shares outstanding - basic	16,351	18,005	16,491	18,005

Weighted average common and potential dilutive common shares outstanding	16,351	18,803	16,491	18,803

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 25, 2022	June 26, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,429	$7,723
Accounts receivable, less allowance for bad debts of $32 and $27, respectively	1,276	1,981
Notes receivable, current	167	172
Property held for sale	9	—
Deferred contract charges, current	34	36
Prepaid expenses and other current assets	105	146
Total current assets	5,020	10,058

LONG-TERM ASSETS
Property, plant and equipment, net	304	365
Operating lease right of use asset, net	1,447	1,664
Intangible assets definite-lived, net	312	232
Notes receivable, net of current portion	132	201
Deferred tax asset, net	5,590	5,772
Deferred contract charges, net of current portion	224	224
Total assets	$13,029	$18,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$578	$669
Accrued expenses	487	1,082
Other current liabilities	1	81
Operating lease liability, current	498	490
Short term loan	—	30
Deferred revenues, current	292	538
Total current liabilities	1,856	2,890

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,172	1,421
Deferred revenues, net of current portion	740	793
Total liabilities	3,768	5,104

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 14,154,453 and 17,511,430 shares, respectively	251	251
Additional paid-in capital	37,557	37,384
Retained earnings	1,481	826
Treasury stock at cost
Shares in treasury: 10,935,605 and 7,578,628 respectively	(30,028)	(25,049)
Total shareholders’ equity	9,261	13,412

Total liabilities and shareholders’ equity	$13,029	$18,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock-based compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

Stock-based compensation expense	—	—	43	—	—	—	43
Net income	—	—	—	457	—	—	457
Balance, December 26, 2021	25,090	$251	$37,300	$(6,454)	(7,085)	$(24,537)	$6,560

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of treasury stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

Stock-based compensation expense	—	—	87	—	—	—	87
Purchase of treasury stock	—	—	—	—	(2,246)	(3,595)	(3,595)
Net income	—	—	—	348	—	—	348
Balance, December 25, 2022	25,090	$251	$37,557	$1,481	(10,936)	$(30,028)	$9,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 25, 2022	December 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$655	$742
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	5	—
Stock-based compensation expense	173	85
Depreciation and amortization	70	72
Amortization of operating right of use assets	217	209
Amortization of intangible assets definite-lived	34	20
Amortization of debt issue costs	—	14
Allowance for bad debts	9	8
Deferred income tax	182	—
Changes in operating assets and liabilities:
Accounts receivable	696	(74)
Notes receivable	14	46
Deferred contract charges	2	(12)
Prepaid expenses and other	41	110
Accounts payable - trade	(91)	(43)
Accrued expenses	(675)	(394)
Operating lease liability	(241)	(230)
Deferred revenues	(299)	(539)
Cash provided by operating activities	792	14

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	60	94
Purchase of intangible assets definite-lived	(114)	(34)
Purchase of property, plant and equipment	(23)	(12)
Cash (used in)/provided by investing activities	(77)	48

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,979)	—
Payments on short term loan	(30)	(160)
Cash (used in) financing activities	(5,009)	(160)

Net (decrease) in cash and cash equivalents	(4,294)	(98)
Cash and cash equivalents, beginning of period	7,723	8,330
Cash and cash equivalents, end of period	$3,429	$8,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$91	$8

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

Fiscal Quarters
The three and six month periods ended December 25, 2022 and December 26, 2021 each contained 13 weeks and 26 weeks, respectively.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	December 25, 2022	December 26, 2021
Franchise royalties	$1,171	$1,095
Supplier and distributor incentive revenues	1,145	1,129
Franchise license fees	40	39
Area development exclusivity fees and foreign master license fees	5	5
Advertising funds contributions	453	367
Rental income	46	47
Other	6	14
	$2,866	$2,696

	Six Months Ended
	December 25, 2022	December 26, 2021
Franchise royalties	$2,385	$2,178
Supplier and distributor incentive revenues	2,215	1,995
Franchise license fees	70	70
Area development exclusivity fees and foreign master license fees	9	9
Advertising funds contributions	919	744
Supplier convention funds	172	142
Rental income	93	93
Other	8	18
	$5,871	$5,249

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

As of December 25, 2022, the Company had no Company-owned restaurants.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, leases that, at commencement, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to short-term leases in our income statements on a straight-line basis over the lease term. To the extent that there are variable lease payments, we recognize those payments in our Condensed Consolidated Statements of Income the period in which the obligation for those payments is incurred.

The components of total lease expense for the six months ended December 25, 2022, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

Six Months Ended
December 25, 2022
Operating lease cost	$248
Rental income	(93)
Total lease expense, net of sublease income	$155

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Six Months Ended
December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities	$276

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

December 25, 2022
Weighted average remaining lease term	2.6 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2023	$281
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$1,798
Less: imputed interest	(128)
Total operating lease liability	$1,670

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
June 27, 2022 - July 31, 2022	891,350	$1.20	3,552,399	4,463,601
August 1, 2022 - August 28, 2022	219,541	1.35	3,771,940	4,244,060
August 29, 2022 - September 25, 2022	0	0	3,771,940	4,244,060
September 26, 2022 - October 30, 2022	0	0	3,771,940	4,244,060
October 31, 2022 - November 27, 2022	0	0	3,771,940	4,244,060
November 28, 2022 - December 25, 2022	2,246,086	1.60	6,018,026	1,997,974
Total	3,356,977	$1.48

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

On December 21, 2022, the Company entered into a Stock Purchase Agreement with Hallmark Financial Services, Inc. (“Hallmark”) pursuant to which the Company purchased from certain direct or indirect subsidiaries of Hallmark an aggregate of 2,246,086 shares of the Company’s common stock at a price of $1.60 per share, resulting in an aggregate purchase price of $3,593,738. The price per share represented the average closing price of the Company’s common stock on the Nasdaq Capital Market for the preceding 15 trading days. The transaction was approved by the Audit Committee of the Company, which consists of all of the independent directors of the Company. The Chairman of the Company, Mark E. Schwarz, who is also the Executive Chairman and Chief Executive Officer of Hallmark, recused himself from all deliberations with respect to the Stock Purchase Agreement with Hallmark.

Index
Note D - Commitments and Contingencies

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

The Company is subject to other various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s annual results of operations or financial condition if decided in a manner that is unfavorable to the Company.

Note E - Stock-Based Compensation

Stock Options:

For the three and six months ended December 25, 2022, the Company recognized stock-based compensation expense related to stock options of $4 thousand and $8 thousand, respectively.  For the three and six months ended December 26, 2021, the Company recognized stock-based compensation expense related to stock options of zero and zero, respectively. As of December 25, 2022, there was $8 thousand unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 25, 2022	December 26, 2021
	Shares	Shares
Outstanding at beginning of year	111,750	166,750

Granted	40,000	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	151,750	166,750

Exercisable at end of period	111,750	166,750

Restricted Stock Units:

For the three and six months ended December 25, 2022, the Company had stock-based compensation expense of $82 thousand and $165 thousand, respectively, related to RSUs. For the three and six months ended December 26, 2021, the Company had stock-based compensation expense of $42 thousand and $85 thousand, respectively, related to RSUs. As of December 25, 2022, there was $412 thousand unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of December 25, 2022, and changes during the six months then ended is presented below:

Unvested at June 26, 2022	885,688
Granted	—
Issued	—
Forfeited	—
Unvested at December 25, 2022	885,688

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net income available to common stockholders	$348	$457	$655	$742

BASIC:
Weighted average common shares	16,351	18,005	16,491	18,005

Net income per common share	$0.02	$0.03	$0.04	$0.04

DILUTED:
Weighted average common shares	16,351	18,005	16,491	18,005
Convertible notes	—	798	—	798
Dilutive stock options	—	—	—	—
Weighted average common shares outstanding	16,351	18,803	16,491	18,803

Net income per common share	$0.02	$0.02	$0.04	$0.04

For the three and six months ended December 25, 2022, exercisable options to purchase 111,750 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

For the three and six months ended December 26, 2021, exercisable options to purchase 166,750 shares of common stock at exercise prices ranging from $3.11 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

Note G - Income Taxes

For the three and six months ended December 25, 2022, the Company recorded an income tax expense of $140 thousand and $232 thousand, respectively. For the three and six months ended December 26, 2021, the Company recorded an income tax expense of $4 thousand and $7 thousand, respectively. For the three months ended December 25, 2022, the federal and state tax expense were $100 thousand and $40 thousand, respectively. For the six months ended December 25, 2022, the federal and state tax expense were $182 thousand and $50 thousand, respectively.

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

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants. As of December 25, 2022, the Company did not operate any Company-owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Index
Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of the three and six months ended December 25, 2022 and December 26, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net sales and operating revenues:
Pizza Inn Franchising	$2,351	$2,154	$4,820	$4,188
Pie Five Franchising	470	496	958	968
Company-Owned Restaurants	—	—	—	—
Corporate administration and other	45	46	93	93
Consolidated revenues	$2,866	$2,696	$5,871	$5,249

Depreciation and amortization:
Corporate administration and other	$53	$48	$104	$92
Depreciation and amortization	$53	$48	$104	$92

Income before taxes:
Pizza Inn Franchising	$1,695	$1,583	$3,206	$2,858
Pie Five Franchising	259	283	503	528
Company-Owned Restaurants	—	(1)	—	(2)
Combined	1,954	1,865	3,709	3,384
Corporate administration and other	(1,466)	(1,404)	(2,822)	(2,635)
Income before taxes	$488	$461	$887	$749

Geographic information (revenues):
United States	$2,799	$2,620	$5,728	$5,096
Foreign countries	67	76	143	153
Consolidated revenues	$2,866	$2,696	$5,871	$5,249

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 25, 2022, franchised and licensed units consisted of the following:

Three Months Ended December 25, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	125	$23,633	31	$4,853	156	$28,486

International Franchised	33		—		33

Six Months Ended December 25, 2022
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	125	$47,612	31	$10,100	156	$57,712

International Franchised	33		—		33

The domestic units were located in 18 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Basic net income per share decreased $0.01 per share to $0.02 per share for the three months ended December 25, 2022, compared to the comparable period in the prior fiscal year. The Company had net income of $0.3 million for the three months ended December 25, 2022 compared to net income of $0.5 million in the comparable period in the prior fiscal year, on revenues of $2.9 million for the three months ended December 25, 2022 compared to $2.7 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distributer incentives, and advertising fund contributions. The $0.1 million decrease in net income for the three months ended December 25, 2022, compared to the comparable period of the prior year was primarily the result of a $0.1 million increase in income tax expense.

Basic net income per share of $0.04 per share was unchanged for the six months ended December 25, 2022, compared to the comparable period in the prior fiscal year. The Company had net income of $0.7 million for the six months ended December 25, 2022 compared to net income of $0.7 million in the comparable period in the prior fiscal year, on revenues of $5.9 million for the six months ended December 25, 2022 compared to $5.3 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distribution incentives, and advertising fund contributions. The $0.1 million decrease in net income for the six months ended December 25, 2022 compared to the comparable period of the prior year was primarily the result of the $0.6 million increase in revenues partially offset by a $0.5 million increase in expenses and a $0.2 million increase in income tax expense.

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

In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and/or enhanced cleaning and disinfecting practices. As a result, the adverse impacts of the COVID-19 pandemic have diminished in recent periods. Nonetheless, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will continue or whether it will recur, what additional restrictions may be enacted, if individuals will be comfortable frequenting our Buffet Units and Pie Five Units, or to what extent off-premises will continue. Any of these changes could materially adversely affect the Company’s future financial performance.  However, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

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

Index
EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 25, 2022 increased $0.1 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.2 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
Net income	$348	$457	$655	$742
Interest expense	—	23	1	47
Income taxes	140	4	232	7
Depreciation and amortization	53	48	104	92
EBITDA	$541	$532	$992	$888
Stock-based compensation expense	87	43	173	85
Severance	—	—	—	33
Impairment of long-lived assets and other lease charges	—	—	5	—
Franchisee default and closed store revenue	(13)	(11)	(13)	(12)
Closed and non-operating store costs	—	1	—	2
Adjusted EBITDA	$615	$565	$1,157	$996

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended			Six Months Ended
	December 25, 2022	December 26, 2021		December 25, 2022	December 26, 2021
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)			(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$22,223		$19,433	$44,664	$38,078
Delco/Express Units - Franchised	1,342		1,524	2,824	3,166
PIE Units - Licensed	68		58	124	118
Total Domestic Retail Sales	$23,633		$21,015	$47,612	$41,362

Pizza Inn Comparable Store Retail Sales - Total Domestic	$22,531	$	$ 20,783	$45,042	$40,799

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	72		70	73	71
Delco/Express Units - Franchised	46		49	46	51
PIE Units - Licensed	8		9	9	10
Total Domestic Units	126		128	128	132

Pizza Inn total domestic retail sales increased by $2.6 million, or 12.5%, for the three months ended December 25, 2022 when compared to the same period of the prior year. The increase in domestic retail sales was primarily the result of the diminished impact of COVID-19 and increased customer engagement. Pizza Inn domestic comparable store retail sales increased by $1.7 million, or 8.4%, for the same reason. For the six months ended December 25, 2022, the improvements in domestic retail sales and comparable store retail sales were primarily due to the diminished impact of COVID-19 and increased customer engagement.

Index
The following chart summarizes Pizza Inn restaurant activity for the three and six months ended December 25, 2022:

	Three Months Ended December 25, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	72	1	—	—	73
Delco/Express Units - Franchised	47	—	—	3	44
PIE Units - Licensed	9	—	—	1	8
Total Domestic Units	128	1	—	4	125

International Units (all types)	33	—	—	—	33

Total Units	161	1	—	4	158

	Six Months Ended December 25, 2022
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	72	1	—	—	73
Delco/Express Units - Franchised	47	—	—	3	44
PIE Units - Licensed	9	—	—	1	8
Total Domestic Units	128	1	—	4	125

International Units (all types)	31	2	—	—	33

Total Units	159	3	—	4	158

There was a net decrease of three units in the total domestic Pizza Inn unit count during the three and six months ended December 25, 2022. For the three and six months ended December 25, 2022, the number of international Pizza Inn units remained stable and increased by two units, respectively. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended				Six Months Ended
	December 25, 2022		December 26, 2021		December 25, 2022		December 26, 2021
	(in thousands, except unit data)				(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$	$ 4,857	$	$ 4,977	$	$ 10,100	$	$ 10,037
Domestic Units - Company-owned		—		—		—		—
Total Domestic Retail Sales	$	$ 4,857	$	$ 4,977	$	$ 10,100	$	$ 10,037

Pie Five Comparable Store Retail Sales - Total	$	$ 4,622	$	$ 4,347	$	$ 9,615	$	$ 8,982

Pie Five Average Units Open in Period
Domestic Units - Franchised		31		34		31		34
Domestic Units - Company-owned		—		—		—		—
Total Domestic Units		31		34		31		34

Pie Five system-wide retail sales decreased $0.1 million, or 2.5%, for the three months ended December 25, 2022 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 34 to 31. Comparable store retail sales increased $0.3 million, or 6.3%, during the second quarter of fiscal 2023 compared to the same period of the prior year. For the three months ended December 25, 2022, the decrease in domestic retail sales  were primarily the result of the decrease in store count offset by an increase in comparable store retail sales, primarily resulting from the diminished impact of COVID-19 and increased customer engagement. For the six months ended December 25, 2022, the improvements in domestic retail sales and comparable store retail sales were primarily due to the diminished impact of COVID-19 and increased customer engagement.

Index
The following chart summarizes Pie Five restaurant activity for the three and six months ended December 25, 2022:

	Three Months Ended December 25, 2022
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	31	—	—	—	31
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	31	—	—	—	31

	Six Months Ended December 25, 2022
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	31	—	—	—	31
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	31	—	—	—	31

The Pie Five units remained stable during the six months ended December 25, 2022. We believe that Pie Five units will eventually increase in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and six months ended December 25, 2022 and December 26, 2021 (in thousands):

Three Months Ended December 25, 2022 and December 26, 2021

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
REVENUES:
Franchise and license revenues	$2,351	$2,154	$462	$483	$—	$—	$—	$—	$2,813	$2,637
Rental income	—	—	—	—	—	—	46	46	46	46
Interest income and other	—	—	8	13	—	—	(1)	—	7	13
Total revenues	2,351	2,154	470	496	—	—	45	46	2,866	2,696

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	—	1	1,453	1,376	1,453	1,377
Franchise expenses	656	571	211	213	—	—	—	—	867	784
Bad debt expense	—	—	—	—	—	—	5	3	5	3
Interest expense	—	—	—	—	—	—	—	23	—	23
Depreciation and amortization expense	—	—	—	—	—	—	53	48	53	48
Total costs and expenses	656	571	211	213	—	1	1,511	1,450	2,378	2,235
INCOME/(LOSS) BEFORE TAXES	$1,695	$1,583	$259	$283	$—	$(1)	$(1,466)	$(1,404)	$488	$461

Index
Six Months Ended December 25, 2022 and December 26, 2021

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021	December 25, 2022	December 26, 2021
REVENUES:
Franchise and license revenues	$4,820	$4,188	$950	$951	$—	$—	$—	$—	$5,770	$5,139
Rental Income	—	—	—	—	—	—	93	93	93	93
Interest income and other	—	—	8	17	—	—	—	—	8	17
Total revenues	4,820	4,188	958	968	—	—	93	93	5,871	5,249

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	—	2	2,796	2,581	2,796	2,583
Franchise expenses	1,614	1,330	455	440	—	—	—	—	2,069	1,770
Impairment of long-lived assets and other lease charges	—	—	—	—	—	—	5	—	5	—
Bad debt expense	—	—	—	—	—	—	9	8	9	8
Interest expense	—	—	—	—	—	—	1	47	1	47
Depreciation and amortization expense	—	—	—	—	—	—	104	92	104	92
Total costs and expenses	1,614	1,330	455	440	—	2	2,915	2,728	4,984	4,500
INCOME/(LOSS) BEFORE TAXES	$3,206	$2,858	$503	$528	$—	$(2)	$(2,822)	$(2,635)	$887	$749

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

Total revenues for the three month period ended December 25, 2022 and for the same period in the prior fiscal year were $2.9 million and $2.7 million, respectively. The increase in total revenues was driven by increases in Pizza Inn franchise and license fees.

Total revenues for the six month period ended December 25, 2022 and for the same period in the prior fiscal year were $5.9 million and $5.2 million, respectively. The increase in total revenues was driven by increases in Pizza Inn franchise and license fees.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased to $2.4 million for the three month period ended December 25, 2022 from $2.2 million for to the same period of the prior fiscal year. Pizza Inn franchise revenues increased to $4.8 million for the six month period ended December 25, 2022 from $4.2 million for the same period of the prior fiscal year. The increases were primarily driven by increases in supplier incentives, domestic royalties and advertising fund revenues.

Pie Five Franchise and License

Pie Five franchise revenues remained relatively stable at $0.5 million for the three month period ended December 25, 2022 as compared to the same period of the prior fiscal year. Pie Five franchise revenues remained relatively stable at $1.0 million for the six month period ended December 25, 2022 as compared to the same period of the prior fiscal year.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million to $1.5 million for the three month period ended December 25, 2022 compared to $1.4 million for the same period of the prior fiscal year. Total general and administrative expenses increased $0.2 million to $2.8 million for the six month period ended December 25, 2022 compared to $2.6 million for the same period of the prior fiscal year. The increases in total general and administrative expenses during both the three and six month periods were primarily the result of increased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses increased to $0.9 million for the three month period ended December 25, 2022 compared to $0.8 million for the same period of the prior fiscal year. Total franchise expenses increased to $2.1 million for the six month period ended December 25, 2022 compared to $1.8 million for the same period of the prior fiscal year. The increase was primarily due to an increase in payroll and related, advertising, and travel costs.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended December 25, 2022 compared to zero for the same period of the prior fiscal year. Impairment of long-lived assets and other lease charges was $5 thousand for the six month period ended December 25, 2022 compared to zero for the same period of the prior fiscal year. The increase was primarily due to impaired beverage equipment.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended December 25, 2022, bad debt expense was $5 thousand compared to bad debt expense of $3 thousand for the same period in the prior fiscal year. Bad debt expense for the six month period ended December 25, 2022, increased $1 thousand to $9 thousand compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $23 thousand to zero for the three month period ended December 25, 2022 compared to the same fiscal period of the prior year. Interest expense decreased $46 thousand to $1 thousand for the six month period ended December 25, 2022 compared to the same fiscal period of the prior year. In both cases, the decrease was primarily the result of the payment of all outstanding convertible notes during the third quarter of fiscal 2022.

Index
Amortization and Depreciation Expense

Amortization and depreciation expense increased slightly for the three and six months ended December 25, 2022, compared to the same periods of the prior year. In both cases, the increase was primarily the result of higher amortization of intangible assets.

Provision for Income Taxes

For the three and six months ended December 25, 2022, the Company recorded an income tax expense of $140 thousand and $232 thousand, respectively. For the three and six months ended December 26, 2021, the Company recorded an income tax expense of $4 thousand and $7 thousand, respectively. For the six months ended December 25, 2022, the federal and state tax expense were $182 thousand and $50 thousand, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Liquidity and Capital Resources

During the six month period ended December 25, 2022, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital. Cash provided by operating activities was $792 thousand for the six month period ended December 25, 2022 compared to cash provided by operating activities of $14 thousand for the six month period ended December 26, 2021. The primary driver of increased operating cash flow during the six month period ended December 25, 2022 was increased collections of accounts receivable related to the employee retention credit.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the six month period ended December 25, 2022 was $77 thousand compared to cash provided by investing activities of $48 thousand for the six months ended December 25, 2022.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used by financing activities was $5.0 million for the six month period ended December 25, 2022 compared to net cash used by financing activities of $0.2 million for the six month period ended December 26, 2021. Net cash used by financing activities for the six months ended December 25, 2022 was primarily attributable to repurchases of the Company's stock.

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

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of December 25, 2022, there were no Notes outstanding.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 25, 2022 and December 26, 2021, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors of the Company again amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. On June 28, 2022, the Company’s board of directors again amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. During the six months ended December 25, 2022, the Company repurchased 3,356,977 outstanding shares of its common stock leaving 1,997,974 shares that may yet be repurchased under the 2007 Stock Purchase Plan.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to December 25, 2022, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company's common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: February 2, 2023