Form 10-Q
period 2023-03-26
RAVE RESTAURANT GROUP, INC.
filed 2023-05-04
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2023 or
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

As of April 21, 2023, 14,154,453 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
REVENUES:	$2,970	$2,620	$8,841	$7,869

COSTS AND EXPENSES:
Cost of sales	—	1	—	1
General and administrative expenses	1,486	1,357	4,282	3,940
Franchise expenses	964	705	3,033	2,475
Impairment of long-lived assets and other lease charges	—	—	5	—
Bad debt expense	28	1	37	9
Interest expense	—	14	1	61
Depreciation and amortization expense	54	46	158	138
Total costs and expenses	2,532	2,124	7,516	6,624

INCOME BEFORE TAXES	438	496	1,325	1,245
Income tax expense	(115)	(3)	(347)	(10)
NET INCOME	$323	$493	$978	$1,235

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.02	$0.03	$0.06	$0.07

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.02	$0.03	$0.06	$0.07

Weighted average common shares outstanding - basic	14,154	18,005	15,712	18,005

Weighted average common and potential dilutive common shares outstanding	14,154	18,452	15,712	18,686

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 26, 2023	June 26, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,867	$7,723
Accounts receivable, less allowance for bad debts of $59 and $27, respectively	1,492	1,981
Notes receivable, current	165	172
Property held for sale	19	—
Deferred contract charges, current	32	36
Prepaid expenses and other current assets	181	146
Total current assets	5,756	10,058

LONG-TERM ASSETS
Property, plant and equipment, net	283	365
Operating lease right of use asset, net	1,337	1,664
Intangible assets definite-lived, net	302	232
Notes receivable, net of current portion	96	201
Deferred tax asset, net	5,500	5,772
Deferred contract charges, net of current portion	216	224
Total assets	$13,490	$18,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$465	$669
Accrued expenses	747	1,082
Other current liabilities	1	81
Operating lease liability, current	481	490
Short term loan	—	30
Deferred revenues, current	342	538
Total current liabilities	2,036	2,890

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	1,066	1,421
Deferred revenues, net of current portion	718	793
Total liabilities	3,820	5,104

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 14,154,453 and 17,511,430 shares, respectively	251	251
Additional paid-in capital	37,643	37,384
Retained earnings	1,804	826
Treasury stock at cost
Shares in treasury: 10,935,605 and 7,578,628 respectively	(30,028)	(25,049)
Total shareholders’ equity	9,670	13,412

Total liabilities and shareholders’ equity	$13,490	$18,516

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total
Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733

Stock-based compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	285	—	—	285
Balance, September 26, 2021	25,090	$251	$37,257	$(6,911)	(7,085)	$(24,537)	$6,060

Stock-based compensation expense	—	—	43	—	—	—	43
Net income	—	—	—	457	—	—	457
Balance, December 26, 2021	25,090	251	37,300	(6,454)	(7,085)	(24,537)	6,560

Stock-based compensation expense	—	—	42	—	—	—	42
Net income	—	—	—	493	—	—	493
Balance, March 27, 2022	25,090	251	$37,342	$(5,961)	(7,085)	$(24,537)	$7,095

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of treasury stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

Stock-based compensation expense	—	—	87	—	—	—	87
Purchase of treasury stock	—	—	—	—	(2,246)	(3,595)	(3,595)
Net income	—	—	—	348	—	—	348
Balance, December 25, 2022	25,090	$251	$37,557	$1,481	(10,936)	$(30,028)	$9,261

Stock-based compensation expense	—	—	86	—	—	—	86
Net income	—	—	—	323	—	—	323
Balance, March 26, 2023	25,090	$251	$37,643	$1,804	(10,936)	$(30,028)	$9,670

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 26, 2023	March 27, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$978	$1,235
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	5	—
Stock-based compensation expense	259	127
Depreciation and amortization	105	105
Amortization of operating right of use assets	327	314
Amortization of intangible assets definite-lived	53	33
Amortization of debt issue costs	—	21
Allowance for bad debts	37	9
Deferred income tax	272	—
Changes in operating assets and liabilities:
Accounts receivable	452	(273)
Notes receivable	22	28
Deferred contract charges	12	(17)
Prepaid expenses and other	(35)	65
Accounts payable - trade	(204)	(29)
Accrued expenses	(415)	(175)
Operating lease liability	(364)	(347)
Deferred revenues	(271)	(571)
Cash provided by operating activities	1,233	525

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	90	240
Proceeds from sale of assets	5	—
Purchase of intangible assets definite-lived	(123)	(46)
Purchase of property, plant and equipment	(52)	(25)
Cash (used in)/provided by investing activities	(80)	169

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,979)	—
Payment of convertible notes	—	(1,597)
Payments on short term loan	(30)	(190)
Cash used in financing activities	(5,009)	(1,787)

Net decrease in cash and cash equivalents	(3,856)	(1,093)
Cash and cash equivalents, beginning of period	7,723	8,330
Cash and cash equivalents, end of period	$3,867	$7,237
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Income taxes	$90	$8

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

Fiscal Quarters
The three and nine month periods ended March 26, 2023 and March 27, 2022 each contained 13 weeks and 39 weeks, respectively.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	March 26, 2023	March 27, 2022
Franchise royalties	$1,295	$1,137
Supplier and distributor incentive revenues	1,045	1,056
Franchise license fees	39	36
Area development exclusivity fees and foreign master license fees	5	5
Advertising funds contributions	528	339
Rental income	47	47
Other	11	—
	$2,970	$2,620

	Nine Months Ended
	March 26, 2023	March 27, 2022
Franchise royalties	$3,680	$3,315
Supplier and distributor incentive revenues	3,260	3,051
Franchise license fees	109	106
Area development exclusivity fees and foreign master license fees	13	14
Advertising funds contributions	1,448	1,083
Supplier convention funds	172	143
Rental income	140	140
Other	19	17
	$8,841	$7,869

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

As of March 26, 2023, the Company had no Company-owned restaurants.

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

The components of total lease expense for the nine months ended March 26, 2023, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

Nine Months Ended
March 26, 2023
Operating lease cost	$371
Rental income	(140)
Total lease expense, net of sublease income	$231

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

Nine Months Ended
March 26, 2023
Cash paid for amounts included in the measurement of lease liabilities	$417

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

March 26, 2023
Weighted average remaining lease term	2.3 Years
Weighted average discount rate	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2023	$141
2024	511
2025	433
2026	382
Thereafter	191
Total operating lease payments	$1,658
Less: imputed interest	(111)
Total operating lease liability	$1,547

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
June 27, 2022 - July 31, 2022	891,350	$1.20	3,552,399	4,463,601
August 1, 2022 - August 28, 2022	219,541	1.35	3,771,940	4,244,060
August 29, 2022 - September 25, 2022	0	0	3,771,940	4,244,060
September 26, 2022 - October 30, 2022	0	0	3,771,940	4,244,060
October 31, 2022 - November 27, 2022	0	0	3,771,940	4,244,060
November 28, 2022 - December 25, 2022	2,246,086	1.60	6,018,026	1,997,974
December 26, 2022 - January 29, 2023	0	0	6,018,026	1,997,974
January 30, 2023 - February 26, 2023	0	0	6,018,026	1,997,974
February 27, 2023 - March 26, 2023	0	0	6,018,026	1,997,974
Total	3,356,977	$1.48

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

Index
Note D - Commitments and Contingencies

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him on October 15, 2019. The case proceeded to a jury trial, which resulted in a verdict in favor of Crane on his breach of contract claim. On February 9, 2022, the Court entered a $1.9 million judgment against the Company inclusive of attorney fees, court costs and pre-judgment interest. The Company has filed an appeal of the judgment to the Fifth Circuit Court of Appeals. There are three possibilities upon decision by the Fifth Circuit Court of Appeals: the judgment could be affirmed; the judgment could be reversed and the matter sent for a new trial; or, the judgment could be reversed and judgment entered in favor of the Company. Due to the range of possible decisions by the Fifth Circuit Court of Appeals, it is impossible to predict the ultimate outcome at this time.

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

Note E - Stock-Based Compensation

Stock Options:

For the three and nine months ended March 26, 2023, the Company recognized stock-based compensation expense related to stock options of $4 thousand and $11 thousand, respectively.  For the three and nine months ended March 27, 2022, the Company recognized stock-based compensation expense related to stock options of zero and zero, respectively. As of March 26, 2023, there was $4 thousand unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 26, 2023	March 27, 2022
	Shares	Shares
Outstanding at beginning of year	111,750	166,750

Granted	40,000	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—

Outstanding at end of period	151,750	166,750

Exercisable at end of period	111,750	166,750

Restricted Stock Units:

For the three and nine months ended March 26, 2023, the Company had stock-based compensation expense of $82 thousand and $248 thousand, respectively, related to RSUs. For the three and nine months ended March 27, 2022, the Company had stock-based compensation expense of $42 thousand and $127 thousand, respectively, related to RSUs. As of March 26, 2023, there was $330 thousand unamortized stock-based compensation expense related to RSUs.

A summary of the status of restricted stock units as of March 26, 2023, and changes during the nine months then ended is presented below:

Unvested at June 26, 2022	885,688
Granted	—
Issued	—
Forfeited	—
Unvested at March 26, 2023	885,688

Index
Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net income available to common stockholders	$323	$493	$978	$1,235

BASIC:
Weighted average common shares	14,154	18,005	15,712	18,005

Net income per common share	$0.02	$0.03	$0.06	$0.07

DILUTED:
Weighted average common shares	14,154	18,005	15,712	18,005
Convertible notes	—	447	—	681
Dilutive stock options	—	—	—	—
Weighted average common shares outstanding	14,154	18,452	15,712	18,686

Net income per common share	$0.02	$0.03	$0.06	$0.07

For the three and nine months ended March 26, 2023, exercisable options to purchase 111,750 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

For the three and nine months ended March 27, 2022, exercisable options to purchase 166,750 shares of common stock at exercise prices ranging from $3.11 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero.

Note G - Income Taxes

For the three and nine months ended March 26, 2023, the Company recorded an income tax expense of $115 thousand and $347 thousand, respectively. For the three and nine months ended March 27, 2022, the Company recorded an income tax expense of $3 thousand and $10 thousand, respectively. For the three months ended March 26, 2023, the federal and state tax expense were $91 thousand and $24 thousand, respectively. For the nine months ended March 26, 2023, the federal and state tax expense were $272 thousand and $75 thousand, respectively.

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

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants. As of March 26, 2023, the Company did not operate any Company-owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Index
Summarized in the following tables are net sales and operating revenues, depreciation and amortization expense, income from continuing operations before taxes, capital expenditures and assets for the Company’s reportable segments as of the three and nine months ended March 26, 2023 and March 27, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net sales and operating revenues:
Pizza Inn Franchising	$2,450	$2,091	$7,270	$6,279
Pie Five Franchising	473	482	1,431	1,450
Company-Owned Restaurants	—	—	—	—
Corporate administration and other	47	47	140	140
Consolidated revenues	$2,970	$2,620	$8,841	$7,869

Depreciation and amortization:
Corporate administration and other	$54	$46	$158	$138
Depreciation and amortization	$54	$46	$158	$138

Income before taxes:
Pizza Inn Franchising	$1,701	$1,648	$4,907	$4,506
Pie Five Franchising	258	220	761	748
Company-Owned Restaurants	—	(1)	—	(3)
Combined	1,959	1,867	5,668	5,251
Corporate administration and other	(1,521)	(1,371)	(4,343)	(4,006)
Income before taxes	$438	$496	$1,325	$1,245

Geographic information (revenues):
United States	$2,910	$2,547	$8,638	$7,643
Foreign countries	60	73	203	226
Consolidated revenues	$2,970	$2,620	$8,841	$7,869

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 26, 2023, franchised and licensed units consisted of the following:

Three Months Ended March 26, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	122	$25,689	30	$4,998	152	$30,687

International Franchised	33		—		33

Nine Months Ended March 26, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	122	$73,301	30	$15,098	152	$88,399

International Franchised	33		—		33

The domestic units were located in 18 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Basic net income per share decreased $0.01 per share to $0.02 per share for the three months ended March 26, 2023, compared to the comparable period in the prior fiscal year. The Company had net income of $0.3 million for the three months ended March 26, 2023 compared to net income of $0.5 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended March 26, 2023 compared to $2.6 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties and advertising fund contributions. The $0.2 million decrease in net income for the three months ended March 26, 2023, compared to the comparable period of the prior year was primarily the result of a $0.1 million increase in income tax expense.

Basic net income per share decreased $0.01 per share to $0.06 per share for the nine months ended March 26, 2023, compared to the comparable period in the prior fiscal year. The Company had net income of $1.0 million for the nine months ended March 26, 2023 compared to net income of $1.2 million in the comparable period in the prior fiscal year, on revenues of $8.8 million for the nine months ended March 26, 2023 compared to $7.9 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in franchise royalties, supplier and distribution incentives, and advertising fund contributions. The $0.2 million decrease in net income for the nine months ended March 26, 2023 compared to the comparable period of the prior year was primarily the result of the $1.0 million increase in revenues partially offset by a $0.9 million increase in expenses and a $0.3 million increase in income tax expense.

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

Index
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

EBITDA and Adjusted EBITDA

Adjusted EBITDA remained relatively stable at $0.6 million for the fiscal quarter ended March 26, 2023 compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
Net income	$323	$493	$978	$1,235
Interest expense	—	14	1	61
Income taxes	115	3	347	10
Depreciation and amortization	54	46	158	138
EBITDA	$492	$556	$1,484	$1,444
Stock-based compensation expense	86	42	259	127
Severance	—	—	—	33
Impairment of long-lived assets and other lease charges	—	—	5	—
Franchisee default and closed store revenue	(10)	(9)	(23)	(21)
Closed and non-operating store costs	—	1	—	3
Adjusted EBITDA	$568	$590	$1,725	$1,586

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended			Nine Months Ended
	March 26, 2023	March 27, 2022		March 26, 2023	March 27, 2022
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)			(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$24,303		$20,676	$68,967	$58,754
Delco/Express Units - Franchised	1,356		1,494	4,180	4,660
PIE Units - Licensed	30		58	154	176
Total Domestic Retail Sales	$25,689		$22,228	$73,301	$63,590

Pizza Inn Comparable Store Retail Sales - Total Domestic	$25,321	$	$ 21,906	$70,366	$62,705

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	73		70	73	71
Delco/Express Units - Franchised	43		49	44	51
PIE Units - Licensed	8		9	9	10
Total Domestic Units	124		128	126	132

Index
Pizza Inn total domestic retail sales increased by $3.5 million, or 15.6%, for the three months ended March 26, 2023 when compared to the same period of the prior year. The increase in domestic retail sales was primarily the result of the diminished impact of COVID-19 and increased customer engagement. Pizza Inn domestic comparable store retail sales increased by $3.4 million, or 15.6%, for the same reason. For the nine months ended March 26, 2023, the improvements in domestic retail sales and comparable store retail sales were primarily due to the diminished impact of COVID-19 and increased customer engagement.

The following chart summarizes Pizza Inn restaurant activity for the three and nine months ended March 26, 2023:

	Three Months Ended March 26, 2023
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	73	—	—	—	73
Delco/Express Units - Franchised	44	—	—	3	41
PIE Units - Licensed	8	—	—	—	8
Total Domestic Units	125	—	—	3	122

International Units (all types)	33	—	—	—	33

Total Units	158	—	—	3	155

	Nine Months Ended March 26, 2023
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	72	1	—	—	73
Delco/Express Units - Franchised	47	—	—	6	41
PIE Units - Licensed	9	—	—	1	8
Total Domestic Units	128	1	—	7	122

International Units (all types)	31	2	—	—	33

Total Units	159	3	—	7	155

There was a net decrease of three and six units in the total domestic Pizza Inn unit count during the three and nine months ended March 26, 2023, respectively. For the three and nine months ended March 26, 2023, the number of international Pizza Inn units remained stable and increased by two units, respectively. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended				Nine Months Ended
	March 26, 2023		March 27, 2022		March 26, 2023		March 27, 2022
	(in thousands, except unit data)				(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$	$ 4,998	$	$ 4,870	$	$ 15,098	$	$ 14,907
Domestic Units - Company-owned		—		—		—		—
Total Domestic Retail Sales	$	$ 4,998	$	$ 4,870	$	$ 15,098	$	$ 14,907

Pie Five Comparable Store Retail Sales - Total	$	$ 4,756	$	$ 4,399	$	$ 14,399	$	$ 13,381

Pie Five Average Units Open in Period
Domestic Units - Franchised		31		34		31		33
Domestic Units - Company-owned		—		—		—		—
Total Domestic Units		31		34		31		33

Index
Pie Five system-wide retail sales increased $0.1 million, or 2.6%, for the three months ended March 26, 2023 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 34 to 31. Comparable store retail sales increased $0.4 million, or 8.1%, during the third quarter of fiscal 2023 compared to the same period of the prior year. For the three months ended March 26, 2023, the increase in domestic retail sales  were primarily the result of the increase in comparable store retail sales, primarily resulting from the diminished impact of COVID-19 and increased customer engagement, offset by a decrease in store count. For the nine months ended March 26, 2023, the improvements in domestic retail sales and comparable store retail sales were primarily due to the diminished impact of COVID-19 and increased customer engagement.

The following chart summarizes Pie Five restaurant activity for the three and nine months ended March 26, 2023:

	Three Months Ended March 26, 2023
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	31	—	—	1	30
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	31	—	—	1	30

	Nine Months Ended March 26, 2023
	Beginning Units	Opened	Transfer	Closed	Ending Units

Domestic - Franchised	31	—	—	1	30
Domestic - Company-owned	—	—	—	—	—
Total Domestic Units	31	—	—	1	30

There was a net decrease of one unit in the total domestic Pie Five unit count during the three and nine months ended March 26, 2023. We believe that Pie Five units will eventually increase in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three and nine months ended March 26, 2023 and March 27, 2022 (in thousands):

Three Months Ended March 26, 2023 and March 27, 2022

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
REVENUES:
Franchise and license revenues	$2,450	$2,091	$462	$482	$—	$—	$—	$—	$2,912	$2,573
Rental income	—	—	—	—	—	—	47	47	47	47
Interest income and other	—	—	11	—	—	—	—	—	11	—
Total revenues	2,450	2,091	473	482	—	—	47	47	2,970	2,620

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	1	—	—	—	1
General and administrative expenses	—	—	—	—	—	—	1,486	1,357	1,486	1,357
Franchise expenses	749	443	215	262	—	—	—	—	964	705
Bad debt expense	—	—	—	—	—	—	28	1	28	1
Interest expense	—	—	—	—	—	—	—	14	—	14
Depreciation and amortization expense	—	—	—	—	—	—	54	46	54	46
Total costs and expenses	749	443	215	262	—	1	1,568	1,418	2,532	2,124

INCOME/(LOSS) BEFORE TAXES	$1,701	$1,648	$258	$220	$—	$(1)	$(1,521)	$(1,371)	$438	$496

Index
Nine Months Ended March 26, 2023 and March 27, 2022

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022	March 26, 2023	March 27, 2022
REVENUES:
Franchise and license revenues	$7,270	$6,279	$1,412	$1,433	$—	$—	$—	$—	$8,682	$7,712
Rental Income	—	—	—	—	—	—	140	140	140	140
Interest income and other	—	—	19	17	—	—	—	—	19	17
Total revenues	7,270	6,279	1,431	1,450	—	—	140	140	8,841	7,869

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	1	—	—	—	1
General and administrative expenses	—	—	—	—	—	2	4,282	3,938	4,282	3,940
Franchise expenses	2,363	1,773	670	702	—	—	—	—	3,033	2,475
Impairment of long-lived assets and other lease charges	—	—	—	—	—	—	5	—	5	—
Bad debt expense	—	—	—	—	—	—	37	9	37	9
Interest expense	—	—	—	—	—	—	1	61	1	61
Depreciation and amortization expense	—	—	—	—	—	—	158	138	158	138
Total costs and expenses	2,363	1,773	670	702	—	3	4,483	4,146	7,516	6,624

INCOME/(LOSS) BEFORE TAXES	$4,907	$4,506	$761	$748	$—	$(3)	$(4,343)	$(4,006)	$1,325	$1,245

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

Total revenues for the three month period ended March 26, 2023 and for the same period in the prior fiscal year were $3.0 million and $2.6 million, respectively. The increase in total revenues was driven by increases in Pizza Inn franchise and license fees.

Total revenues for the nine month period ended March 26, 2023 and for the same period in the prior fiscal year were $8.8 million and $7.9 million, respectively. The increase in total revenues was driven by increases in Pizza Inn franchise and license fees.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased to $2.5 million for the three month period ended March 26, 2023 from $2.1 million for to the same period of the prior fiscal year. Pizza Inn franchise revenues increased to $7.3 million for the nine month period ended March 26, 2023 from $6.3 million for the same period of the prior fiscal year. The increases were primarily driven by increases in supplier incentives, domestic royalties and advertising fund revenues.

Pie Five Franchise and License

Pie Five franchise revenues remained relatively stable at $0.5 million for the three month period ended March 26, 2023 as compared to the same period of the prior fiscal year. Pie Five franchise revenues remained relatively stable at $1.4 million for the nine month period ended March 26, 2023 as compared to the same period of the prior fiscal year.

General and Administrative Expenses

Total general and administrative expenses increased $0.1 million to $1.5 million for the three month period ended March 26, 2023 compared to $1.4 million for the same period of the prior fiscal year. Total general and administrative expenses increased $0.3 million to $4.3 million for the nine month period ended March 26, 2023 compared to $4.0 million for the same period of the prior fiscal year. The increases in total general and administrative expenses during both the three and nine month periods were primarily the result of increased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses increased to $1.0 million for the three month period ended March 26, 2023 compared to $0.7 million for the same period of the prior fiscal year. Total franchise expenses increased to $3.0 million for the nine month period ended March 26, 2023 compared to $2.5 million for the same period of the prior fiscal year. The increase was primarily due to an increase in payroll and related, advertising, and travel costs.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended March 26, 2023 compared to zero for the same period of the prior fiscal year. Impairment of long-lived assets and other lease charges was $5 thousand for the nine month period ended March 26, 2023 compared to zero for the same period of the prior fiscal year. The increase was primarily due to impaired beverage equipment.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended March 26, 2023, bad debt expense was $28 thousand compared to bad debt expense of $1 thousand for the same period in the prior fiscal year. Bad debt expense for the nine month period ended March 26, 2023, increased $28 thousand to $37 thousand compared to the comparable period in the prior fiscal year.

Interest Expense

Interest expense decreased $14 thousand to zero for the three month period ended March 26, 2023 compared to the same fiscal period of the prior year. Interest expense decreased $60 thousand to $1 thousand for the nine month period ended March 26, 2023 compared to the same fiscal period of the prior year. In both cases, the decrease was primarily the result of the payment of all outstanding convertible notes during the third quarter of fiscal 2022.

Index
Amortization and Depreciation Expense

Amortization and depreciation expense increased slightly for the three and nine months ended March 26, 2023, compared to the same periods of the prior year. In both cases, the increase was primarily the result of higher amortization of intangible assets.

Provision for Income Taxes

For the three and nine months ended March 26, 2023, the Company recorded an income tax expense of $115 thousand and $347 thousand, respectively. For the three and nine months ended March 27, 2022, the Company recorded an income tax expense of $3 thousand and $10 thousand, respectively. The increase for both the three and nine months ended as of March 26, 2023 is due to the full recognition of the Company’s deferred tax asset which occurred during the fourth quarter of 2022. For the nine months ended March 26, 2023, the federal and state tax expense were $272 thousand and $75 thousand, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Liquidity and Capital Resources

During the nine month period ended March 26, 2023, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital. Cash provided by operating activities was $1.2 million for the nine month period ended March 26, 2023 compared to cash provided by operating activities of $0.5 million for the nine month period ended March 27, 2022. The primary driver of increased operating cash flow during the nine month period ended March 26, 2023 was increased collections of accounts receivable related to the employee retention credit.

Cash flows from investing activities reflect net proceeds from the sale of assets, capital expenditures for the purchase of Company assets and intangibles, and payments received on notes receivable. Cash used in investing activities during the nine month period ended March 26, 2023 was $0.1 million compared to cash provided by investing activities of $0.2 million for the nine months ended March 27, 2022.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $5.0 million for the nine month period ended March 26, 2023 compared to net cash used in financing activities of $1.8 million for the nine month period ended March 27, 2022. Net cash used by financing activities for the nine months ended March 26, 2023 was primarily attributable to repurchases of the Company's stock.

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

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of March 26, 2023, there were no Notes outstanding.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 26, 2023 and March 27, 2022, the Company had no uncertain tax positions.

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

Index
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

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Mr. Crane for the purpose of depriving him of certain equity compensation that would otherwise have become due to him on October 15, 2019. The case proceeded to a jury trial, which resulted in a verdict in favor of Crane on his breach of contract claim. On February 9, 2022, the Court entered a $1.9 million judgment against the Company inclusive of attorney fees, court costs and pre-judgment interest. The Company has filed an appeal of the judgment to the Fifth Circuit Court of Appeals. There are three possibilities upon decision by the Fifth Circuit Court of Appeals: the judgment could be affirmed; the judgment could be reversed and the matter sent for a new trial; or, the judgment could be reversed and judgment entered in favor of the Company. Due to the range of possible decisions by the Fifth Circuit Court of Appeals, it is impossible to predict the ultimate outcome at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the board of directors of the Company again amended the 2007 Stock Purchase Plan by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares. On June 28, 2022, the Company’s board of directors again amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. During the six months ended March 26, 2023, the Company repurchased 3,356,977 outstanding shares of its common stock leaving 1,997,974 shares that may yet be repurchased under the 2007 Stock Purchase Plan.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to March 26, 2023, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company's common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: May 4, 2023