Form 10-K
period 2023-06-25
RAVE RESTAURANT GROUP, INC.
filed 2023-09-21
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 25, 2023 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 25, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $11.6 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 18, 2023, there were 14,154,453 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 5, 2023, have been incorporated by reference in Part III of this report.

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

General

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”) franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.

As of June 25, 2023, we had 152 franchised Pizza Inn restaurants, 27 franchised Pie Five Units, and 5 licensed PIE Units.  The 118 domestic franchised Pizza Inn restaurants were comprised of 77 Buffet Units, 7 Delco Units and 34 Express Units.  As of June 25, 2023, there were 34 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Arkansas, Texas, North Carolina and Mississippi accounting for approximately 23%, 20%, 15% and 9%, respectively, of the total number of domestic units.

Our History

The Company has offered consumers affordable, high quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas.  We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969.  We began franchising the Pizza Inn brand internationally in the late 1970s.  In 1993, our stock began trading on the NASDAQ Stock Market and presently trades on the NASDAQ Capital Market under the ticker symbol “RAVE.”  In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas.  In November 2012, we signed our first franchise development agreement for Pie Five.  In 2019, we launched the PIE kiosk and convenience store solution to meet the consumer demand for tasty and high-quality pizzas within a grab-and-go delivery model.

Our Concepts

We operate and franchise restaurant concepts under two distinct brands: Pizza Inn and Pie Five.

Pizza Inn

We franchise Buffet Units, Delco Units and Express Units under the Pizza Inn brand.  Additionally, we license PIE Units under the Pizza Inn brand.  Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day.  Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese, and a proprietary mix of classic pizza spices.  In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

Index
Buffet Units offer dine-in, carryout, and catering service and, in many cases, also offer delivery service.  Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere.  We occasionally offer other items on a limited promotional basis.  Buffet Units are generally located in free standing buildings or strip center locations in retail developments near offices, shopping centers and residential areas.  The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 120 to 185 customers.  The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere.  Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.

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

Express Units serve our customers through a variety of non-traditional points of sale.  Express Units are typically located in a convenience store, food court, college campus, airport terminal, travel plaza, athletic facility, or other commercial facility.  They have limited or no seating and solely offer quick carryout service of a limited menu of pizza and other foods and beverages.  An Express Unit typically occupies approximately 200 to 400 square feet and is commonly operated by the operator or food service licensee of the commercial host facility.  We have developed a high-quality, pre-prepared crust that is topped and cooked on-site, allowing this concept to offer a lower initial investment and reduced labor and operating costs while maintaining product quality and consistency.  Like Delco Units, Express Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit.

PIE Units serve customers through a non-traditional, licensed, pizza-only model called Pizza Inn Express. Like Delco Units and Express Units, the PIE Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit. The Company does not intend to open additional PIE Units in the foreseeable future.

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

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote significant resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics and an evaluation process.  We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share.  We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2024, particularly in the Middle East.

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

Index
We intend to continue developing franchised Pie Five Units domestically. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets, and by our ability to continue training and monitoring our franchisees. We intend to continue to focus on franchise development opportunities with experienced, well-capitalized restaurant operators.

Domestic Franchise Operations

Franchise and development agreements. Since the Pizza Inn concept was first franchised in 1963, industry franchising concepts and development strategies have evolved, and our present franchise relationships are evidenced by a variety of contractual forms.  Common to those forms are provisions that: (i) require the franchisee to follow the Pizza Inn system of restaurant operation and management, (ii) require the franchisee to pay a franchise fee, contribute a specified percentage of sales to a marketing fund managed by the Company, and pay continuing royalties, and (iii) except for Express Units, prohibit the development of one restaurant within a specified distance from another.

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

Training.  We offer numerous training programs for the benefit of franchisees and their restaurant crew managers.  The training programs, taught by experienced Company employees, focus on food preparation, service, cost control, sanitation, safety, local store marketing, personnel management, and other aspects of restaurant operation.  The training programs include group classes, supervised work in restaurants, and special field seminars.  Initial and certain supplemental training programs are offered free of charge to franchisees, who pay their own travel and lodging expenses.  New franchisees also receive on-site training from Company employees to assist with their first two restaurant openings under their development agreements.  Restaurant managers train their staff through on-the-job training using video and printed materials produced by us.

Standards.  We require franchisee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn and Pie Five brands.  All franchisees are required to operate their restaurants in compliance with these written policies, standards, and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor, and signs.  Our efforts to maintain consistent operations may result, from time to time, in the closing of certain restaurants that have not maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our franchisees by our franchise business consultants, who are deployed locally in markets where our franchisees are located.

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

Training.  New licensees and their PIE Unit employees must attend and successfully complete our training program, which consists of a single day of training at the licensed location.  PIE Unit managers train their staff through on-the-job training, using video and printed materials produced by us.

Standards.  We require licensee adherence to a variety of standards designed to ensure proper operations and to protect and enhance the Pizza Inn brand.  All licensees are required to operate their kiosks in compliance with these written policies, standards, and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor, and signs.  Our efforts to maintain consistent operations may result, from time to time, in the closing of certain kiosks that have not maintained a consistent standard of quality or operations. We also maintain adherence to our standards through ongoing support and education of our licensees by our franchise business consultants, who are deployed locally in markets where our licensees are located.

Company-Owned Restaurant Operations

As of June 25, 2023 and June 26, 2022, we did not operate any Company-owned restaurants. We presently intend to open and operate Company-owned restaurants in the future.

Index
International Franchise Operations

We also offer master license rights to develop Pizza Inn and Pie Five restaurants in certain foreign countries, with negotiated fees, development schedules, and ongoing royalties.  A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option.  The master licensee agrees to a multi-restaurant development schedule, and we train the master licensee to monitor and assist franchisees in their territory with local service and quality control with support from us.  In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement.  Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee subject to our approval.

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s.  As of June 25, 2023, there were 34 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras and one restaurant in New Zealand, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

Food and Supply Distribution

Our franchisees and licensees purchase food and supplies directly from authorized, reputable, and experienced supply and distribution companies. The Company provides sourcing, quality assurance, and research and development for both the Pizza Inn and Pie Five systems.  The authorized distributors make deliveries to all domestic units from several distribution centers, with delivery territories and responsibilities for each determined according to geographical region.  As a franchisor, the Company is able to leverage the advantages of direct vendor negotiations and volume purchasing of food, equipment, and supplies for the franchisees’ and licensees’ benefit in the form of a concentrated, one-truck delivery system, competitive pricing, and product consistency.  Franchisees and licensees are able to source all products and ingredients from authorized distributors.  In order to assure product quality and consistency, our franchisees and licensees are required to purchase from authorized distributors certain food products that are proprietary to the Pizza Inn and Pie Five systems, including cheese, pizza sauce, flour mixture, certain meats, and spice blend. Franchisees and licensees may purchase other non-proprietary food products and supplies either from authorized distributors or from other suppliers who meet our requirements for quality and reliability.

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

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies, or products, but disruption of supply chains or other factors could cause difficulty in obtaining inventories or supplies in the future. Prices charged by our suppliers are subject to fluctuation, and franchisees and licensees bear increased costs or benefit from savings through changes in product pricing.  We do not engage in commodity hedging but enter into pricing arrangements for up to a year in advance for certain high-volume products.

Marketing and Advertising

By communicating a common brand message at the regional, local market, and restaurant levels, we believe we can create and reinforce a strong, consistent marketing message to consumers and increase our market share.  We offer or facilitate several ways for the brand image and message to be promoted at the local and regional levels.

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

Index
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

Employees

As of June 25, 2023, we had 25 full-time employees. None of our employees are currently covered by collective bargaining agreements.

Industry and Competition

The restaurant industry is intensely competitive with respect to price, service, location, and food quality, and there are many well-established competitors with substantially greater brand recognition and financial and other resources than the Company.  Competitors include a number of international, national, and regional restaurant and pizza chains, as well as local restaurants and pizza operators.  Some of our competitors may be better established in the markets where our restaurants are or may be located.  Within the pizza segment of the restaurant industry, we believe that our primary competitors are national pizza chains and several regional chains.  We also compete against the frozen pizza products available at grocery stores and large superstore retailers.  In recent years, several competitors have developed fast-casual pizza concepts that compete with Pie Five in certain metropolitan areas.  A change in the pricing or other market strategies of one or more of our competitors could have an adverse impact on our sales and earnings.

With respect to the sale of franchises and licenses, we compete with many franchisors of restaurants and other business concepts.  We believe that the principal competitive factors affecting the sale of franchises are product quality, price, value, consumer acceptance, franchisor experience and support, and the quality of the relationship maintained between the franchisor and its franchisees.  In general, there is active competition for management personnel and attractive commercial real estate sites suitable for our restaurants.

ITEM 1A.	RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot. This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021.

As of June 25, 2023, the Company had contingent and direct lease obligations for eight additional restaurant locations.  Two of the lease obligations have been subleased and six of the lease obligations have been assigned to franchisees. These leased properties range in size from 2,025 to 3,000 square feet, have annual rental rates ranging from approximately $30.00 to $42.00 per square foot and expire between 2023 and 2028.

Index
ITEM 3.	LEGAL PROCEEDINGS.

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Crane for the purpose of depriving him of certain equity compensation that otherwise would have been due to him on October 15, 2019. The Company asserted that Crane failed to meet the contractual qualifications for the equity, as well as other defenses. The matter proceeded to trial which resulted in a verdict in favor of Crane, and the trial court entered judgment in Crane’s favor. The Company appealed the judgment to the Fifth Circuit Court of Appeals, which on May 31, 2023 issued an opinion reversing the trial court and rendering judgment in favor of the Company on all claims brought by Crane, and returning the matter to the trial court for consideration of costs and attorney fees to be awarded to the Company as the prevailing party in the litigation.

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

The Company’s common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. As of September 18, 2023, there were approximately 1,888 stockholders of record of the Company’s common stock.

The Company had no sales of unregistered securities during fiscal 2023 or 2022.

The Company did not pay any dividends on its common stock during the fiscal years ended June 25, 2023 or June 26, 2022.  Any determination to pay cash dividends in the future will be at the discretion of the Company’s board of directors and will be dependent upon the Company’s results of operations, financial condition, capital requirements, contractual restrictions, and other factors deemed relevant.  Currently, there is no intention to pay any dividends on our common stock.

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during fiscal 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
June 27, 2022 - July 31, 2022	891,350	$1.20	3,552,399	4,463,601
August 1, 2022 - August 28, 2022	219,541	1.35	3,771,940	4,244,060
August 29, 2022 - September 25, 2022	0	0	3,771,940	4,244,060
September 26, 2022 - October 30, 2022	0	0	3,771,940	4,244,060
October 31, 2022 - November 27, 2022	0	0	3,771,940	4,244,060
November 28, 2022 - December 25, 2022	2,246,086	1.60	6,018,026	1,997,974
December 26, 2022 - January 29, 2023	0	0	6,018,026	1,997,974
January 30, 2023 - February 26, 2023	0	0	6,018,026	1,997,974
February 27, 2023 - March 26, 2023	0	0	6,018,026	1,997,974
March 27, 2023 - April 30, 2023	0	0	6,018,026	1,997,974
May 1, 2023 - May 28, 2023	0	0	6,018,026	1,997,974
May 29, 2023 - June 25, 2023	0	0	6,018,026	1,997,974
Total	3,356,977	$1.48

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations, and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

On December 21, 2022, the Company entered into a Stock Purchase Agreement with Hallmark Financial Services, Inc. (“Hallmark”) pursuant to which the Company purchased from certain direct or indirect subsidiaries of Hallmark an aggregate of 2,246,086 shares of the Company’s common stock at a price of $1.60 per share, resulting in an aggregate purchase price of $3,593,738.  The price per share represented the average closing price of the Company’s common stock on the Nasdaq Capital Market for the preceding 15 trading days.  The transaction was approved by the Audit Committee of the Company, which consists of all of the independent directors of the Company.  The Chairman of the Company, Mark E. Schwarz, who is also the Executive Chairman of Hallmark, recused himself from all deliberations with respect to the Stock Purchase Agreement with Hallmark.

Index
Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 25, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Stock option compensation plans approved by security holders	151,750	$5.19	1,543,603

Stock option compensation plans not approved by security holders	—	—	—
Total	151,750	$5.19	1,543,603

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

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express kiosks (“PIE Units”) under the trademark “Pizza Inn”.  We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.  At June 25, 2023 and June 26, 2022, Company-owned and franchised restaurants consisted of the following (in thousands, except unit data):

Fiscal Year Ended June 25, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	123	$100,361	27	$20,002	150	$120,363
Company-Owned	–	–	–	–	–	–
Total Domestic Units	123	$100,361	27	$20,002	150	$120,363

International Franchised	34		–		34

The domestic units were located in 18 states predominately situated in the southern half of the United States.  The international restaurants were located in eight foreign countries predominantly in the Middle East.

The following table summarizes domestic comparable store retail sales for the Company.

	52 Weeks Ended
	June 25, 2023	June 26, 2022
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$96,021	$86,253
Pie Five Domestic Comparable Store Retail Sales	19,173	18,184
Total Rave Comparable Store Retail Sales	$115,194	$104,437

Basic net income per common share decreased $0.34 to net income of $0.11 per share for fiscal 2023 compared to a net income of $0.45 per share in the prior fiscal year. Diluted net income per common share decreased $0.35 to net income of $0.10 per share for fiscal 2023 compared to a net income of $0.45 per share in the prior fiscal year. Net income decreased $6.4 million to net income of $1.6 million for fiscal 2023 compared to a net income of $8.0 million for the prior fiscal year on revenues of $11.9 million for fiscal 2023 as compared to $10.7 million in fiscal 2022.

Index
Adjusted EBITDA for the fiscal year ended June 25, 2023, decreased to $2.7 million compared to $2.8 million for the prior fiscal year.  The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 25, 2023	June 26, 2022
Net income	$1,613	$8,022
Interest expense	1	61
Income taxes	537	(5,657)
Depreciation and amortization	214	187
EBITDA	$2,365	$2,613
Stock-based compensation expense	345	169
Severance	—	53
Impairment of long-lived assets and other lease charges	5	6
Franchisee default and closed store revenue	(13)	(38)
Closed and non-operating store costs	—	3
Adjusted EBITDA	$2,702	$2,806

Results of operations for the fiscal years 2023 and 2022 both included 52 weeks.

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

In most cases, in-store dining has now resumed subject to seating capacity limitations, social distancing protocols, and/or enhanced cleaning and disinfecting practices. As a result, the adverse impacts of the COVID-19 pandemic have diminished in recent periods. Nonetheless, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. Therefore, despite the official end of the pandemic, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic restaurants that management believes are useful in evaluating performance.

	52 Weeks Ended
	June 25, 2023	June 26, 2022
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$94,836	$81,546
Delco/Express Units - Franchised	5,335	6,198
PIE Units - Licensed	190	233
Total Domestic Retail Sales	$100,361	$87,977

Pizza Inn Comparable Store Retail Sales - Total Domestic	$96,021	$86,253

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	75	71
Delco/Express Units - Franchised	44	51
PIE Units - Licensed	7	10
Total Domestic Units	126	132

Pizza Inn total domestic retail sales increased by $12.4 million, or 14.1% compared to the prior year. The increase in domestic retail sales was primarily the result of the diminished impact of COVID-19 and increased customer engagement. Pizza Inn domestic comparable store retail sales increased by $9.8 million, or 11.3%, for the same reason.

Index
The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 25, 2023:

		Fiscal Year Ended June 25, 2023
	Beginning Units	Opened	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	72	5	—	77
Delco/Express Units - Franchised	47	—	6	41
PIE Units - Licensed	9	—	4	5
Total Domestic Units	128	5	10	123

International Units (all types)	31	3	—	34

Total Units	159	8	10	157

The net decrease of five domestic units was primarily due to declines in Delco and PIE units. We believe that this trend of net domestic store closures is moderating and will reverse in future periods. The net increase of three international Pizza Inn units was due to new units in the Middle East and New Zealand.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance.

	52 Weeks Ended
	June 25, 2023	June 26, 2022
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Domestic Units - Franchised	$20,002	$20,311
Total Domestic Retail Sales	$20,002	$20,311

Pie Five Comparable Store Retail Sales - Total	$19,173	$18,184

Pie Five Average Units Open in Period
Domestic Units - Franchised	29	32
Total Domestic Units	29	32

Pie Five domestic total retail sales decreased $0.3 million, or 1.5%, compared to the prior year and average units open in the period decreased to 29 from 32 the prior year. The decrease in domestic retail sales was primarily the result of lower store count. Comparable store retail sales increased by $1.0 million, or 5.4% during fiscal 2023 compared to the prior year. The improvement in comparable store retail sales was primarily the result of the diminished impact of COVID-19 and increased customer engagement.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 25, 2023:

	Fiscal Year Ended June 25, 2023
	Beginning Units	Opened	Closed	Ending Units

Domestic - Franchised	31	—	4	27
Total Domestic Units	31	—	4	27

The net decrease of four Pie Five units during fiscal 2023 was primarily the result of the closure of poor-performing units.

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

We consider EBITDA and Adjusted EBITDA to be important supplemental measures of operating performance that are commonly used by securities analysts, investors, and other parties interested in our industry. We believe that EBITDA is helpful to investors in evaluating our results of operations without the impact of expenses affected by financing methods, accounting methods and the tax environment. We believe that Adjusted EBITDA provides additional useful information to investors by excluding non-operational or non-recurring expenses to provide a measure of operating performance that is more comparable from period to period. Management also uses these non-GAAP financial measures for evaluating operating performance, assessing the effectiveness of business strategies, projecting future capital needs, budgeting and other planning purposes.

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

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the Fiscal Years ended June 25, 2023 and June 26, 2022 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Stores		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
REVENUES:
Franchise and license revenues	$9,810	$8,535	$1,870	$1,950	$—	$—	$—	$—	$11,680	$10,485
Rental income	—	—	—	—	—	—	186	186	186	186
Interest income and other	—	—	23	17	—	—	—	4	23	21
Total revenues	9,810	8,535	1,893	1,967	—	—	186	190	11,889	10,692

COSTS AND EXPENSES:
Cost of sales	—	—	—	—	—	1	—	—	—	1
General and administrative expenses	—	—	—	—	—	2	5,490	5,444	5,490	5,446
Franchise expenses	3,059	2,313	897	971	—	—	—	—	3,956	3,284
Impairment of long-lived assets
and other lease charges	—	—	—	—	—	—	5	6	5	6
Bad debt expense	—	—	—	—	—	—	73	46	73	46
Interest expense	—	—	—	—	—	—	1	61	1	61
Depreciation and amortization expense	—	—	—	—	—	—	214	187	214	187
Total costs and expenses	3,059	2,313	897	971	—	3	5,783	5,744	9,739	9,031

OTHER INCOME:
Employee retention credit	—	—	—	—	—	—	—	704	—	704
Total other income	—	—	—	—	—	—	—	704	—	704
INCOME/(LOSS) BEFORE TAXES	$6,751	$6,222	$996	$996	$—	$(3)	$(5,597)	$(4,850)	$2,150	$2,365

Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributer incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, interest and other income, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors. Total revenues for fiscal 2023 and fiscal 2022 were $11.9 million and $10.7 million, respectively.

Pizza Inn Franchise and License Revenues

Pizza Inn franchise revenues increased by $1.3 million to $9.8 million in fiscal 2023 compared to $8.5 million in fiscal 2022. The 14.9% increase was primarily the result of an increase in store count, effective marketing campaigns, and a reduction in the impact of COVID-19.

Pie Five Franchise and License Revenues

Pie Five franchise revenues decreased by $0.1 million to $1.9 million for fiscal 2023 compared to $2.0 million for fiscal 2022. The 4.1% decrease was primarily the result of lower store count.

Restaurant Sales

We had no restaurant sales, which consist of revenue generated by Company-owned restaurants, in fiscal 2023 or fiscal 2022 because we closed our single remaining Company-owned restaurant during the third quarter of fiscal 2020.

Costs and Expenses:

Cost of Sales

Cost of sales primarily includes food and supply costs, labor costs, and lease costs directly related to Company-owned restaurant sales. These costs decreased to zero for fiscal 2023 compared to $1 thousand in fiscal 2022. The decrease was primarily the result of the closure of the remaining Company-owned stores during the third quarter of fiscal 2020 partially offset by ongoing lease costs directly related to closed Company-owned stores.

General and Administrative Expenses

Total general and administrative expenses increased to $5.5 million for fiscal 2023 compared to $5.4 million in the prior fiscal year. The $44 thousand, or 0.8%, increase in total general and administrative expenses was primarily the result of increased corporate expenses related to a decrease in miscellaneous income offset by a decrease in legal fees.

Index
Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises.  Total franchise expenses increased $0.7 million to $4.0 million in fiscal 2023 from $3.3 million in the prior fiscal year. Pizza Inn franchise expenses increased $0.8 million to $3.1 million in fiscal 2023 compared to $2.3 million in the prior fiscal year primarily as a result of an increase in payroll and related, advertising, and travel costs. Pie Five franchise expenses decreased $0.1 million to $0.9 million in fiscal 2023 compared to $1.0 million in the prior fiscal year primarily as a result of lower store count.

Impairment Expenses

Impairment of long-lived assets and other lease charges were $5 thousand for fiscal 2023 compared to $6 thousand for fiscal 2022. Impairment of long-lived assets and other lease charges for Company-owned restaurants of zero in fiscal 2023 remained essentially unchanged from the prior year.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased by $27 thousand to $73 thousand in fiscal 2023 compared to $46 thousand in fiscal 2022 primarily related to collectability concerns on international accounts receivable.

Interest Expense

Interest expense decreased $60 thousand for fiscal 2023 to $1 thousand compared to $61 thousand in the prior year.

Amortization and Depreciation Expense

Amortization and depreciation expense increased $27 thousand to $214 thousand in fiscal 2023 compared to $187 thousand in fiscal 2022 primarily as a result of higher amortization of intangible assets.

Other Income

Other income represents non-recurring income that is not derived from the operations of the Company.  The Company had a $0.7 million refundable employee retention tax credit during fiscal 2022 which was the result of governmental actions to mitigate the economic impacts of the COVID-19 pandemic. (See, “Liquidity and Capital Resources – Employee Retention Credit” below.)  Management does not presently expect similar benefits to be available in subsequent periods.

Provision for Income Tax

For the year ended June 25, 2023, the Company recorded an income tax expense of $0.5 million. The federal and state tax expense was $0.4 million and $0.1 million, respectively. The Company utilized net operating losses to offset federal taxes. For the year ended June 26, 2022, the Company recorded an income tax benefit of $5.7 million including federal deferred tax benefit of $5.5 million and current/deferred state tax benefit of $0.2 million. As of June 25, 2023, the Company had federal net operating loss carryforwards totaling $21 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.4 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2020 through June 26, 2022. Tax years that remain subject to examination by state authorities are the years ended June 30, 2019 through June 26, 2022.

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

There are no uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

Liquidity and Capital Resources
Sources and Uses of Funds

Our primary sources of liquidity are cash flows from operating activities, loan proceeds, and proceeds from the sale of securities.

Index
Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital.  Cash provided by operations was $2.6 million in fiscal 2023 compared to cash provided by operations of $1.4 million in fiscal 2022.

Cash flows from investing activities primarily reflect net proceeds from sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities was $15 thousand in fiscal 2023 compared to cash provided by investing activities of $0.3 million in fiscal 2022. The $0.3 million decrease in cash provided by investing activities was primarily the result of decreased payments on notes receivable from prior sales of assets.

Cash flows from financing activities generally reflect changes in the Company’s borrowings and securities activity during the period.  Net cash used in financing activities was $5.0 million for the fiscal year ended June 25, 2023 compared to net cash used in financing activities of $2.3 million for the fiscal year June 26, 2022. The cash used in financing activities in fiscal 2023 was primarily the result of $5.0 million used to repurchase shares of the Company’s common stock.  The cash used in financing activities in fiscal 2022 was primarily attributable to the retirement of all outstanding convertible notes, the repurchase of the Company’s common stock, and the repayment of a short term loan.

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

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. During the fiscal year ended June 26, 2022, no Notes were converted to common shares. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of June 25, 2023 and June 26, 2022, there were no Notes outstanding.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2024 fiscal year and beyond.

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

Index
The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized pre-tax, non-cash impairment charges of $5 thousand and $6 thousand during fiscal 2023 and 2022, respectively. The Company had $0.2 million in sublease income during fiscal 2023 and 2022.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 25, 2023 and June 26, 2022, the Company had no uncertain tax positions.

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

Index
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

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 25, 2023.

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

Rave Restaurant Group, Inc.
Date: September 21, 2023	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Clinton D. Fendley
Clinton D. Fendley
Chief Financial Officer
(principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 21, 2023

/s/ Clinton D. Fendley
Clinton D. Fendley
Chief Financial Officer
(principal financial officer)	September 21, 2023

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 21, 2023

/s/ Robert B. Page
Robert B. Page
Director	September 21, 2023

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 21, 2023

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 21, 2023

Index
RAVE RESTAURANT GROUP, INC.

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Rave Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rave Restaurant Group, Inc and subsidiaries (the “Company”) as of June 25, 2023, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 25, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates

Assessment of Realizability of Deferred Tax Assets

Critical Audit Matter Description

As disclosed in Note A and Note F to the consolidated financial statements, the Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of June 25, 2023, the Company has deferred tax assets of approximately $5.3 million.  Auditing management’s assessment of realizability of deferred tax assets involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

How We Addressed the Matter

We evaluated the assumptions used by the Company to develop projections of future taxable income, including the pre-tax income, by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we compared the projections of pre-tax income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also compared the projections of future pre-tax income with other forecasted financial information prepared by the Company.

With the assistance of our income tax specialists, we evaluated the methodology and models used in management’s forecasting of the reversal of deferred income tax assets and liabilities in order to determine such methodologies were consistent with GAAP, including management’s consideration of definite-lived deferred income tax balances and indefinite-lived deferred income tax balances.

We have served as the Company’s auditor since 2023.

/s/ Whitley Penn LLP

Plano, Texas
September 21, 2023

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

Armanino LLP
Dallas, Texas

We served as the Company’s auditor from 2020 through 2022.

September 23, 2022

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 25, 2023	June 26, 2022

REVENUES	$11,889	$10,692

COSTS AND EXPENSES:
Cost of sales	—	1
General and administrative expenses	5,490	5,446
Franchise expenses	3,956	3,284
Impairment of long-lived assets and other lease charges	5	6
Bad debt expense	73	46
Interest expense	1	61
Depreciation and amortization expense	214	187
Total costs and expenses	9,739	9,031

OTHER INCOME:
Employee retention credit	—	704
Total other income	—	704

INCOME BEFORE TAXES	2,150	2,365
Income tax (expense) benefit	(537)	5,657
NET INCOME	$1,613	$8,022

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.11	$0.45

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.10	$0.45

Weighted average common shares outstanding - basic	15,323	17,993

Weighted average common and potential dilutive common shares outstanding	15,911	17,993

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 25, 2023	June 26, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,328	$7,723
Accounts receivable, less allowance for bad debts of $58 and $27, respectively	1,145	1,981
Notes receivable, current	105	172
Property held for sale	19	—
Deferred contract charges, current	33	36
Prepaid expenses and other current assets	204	146
Total current assets	6,834	10,058

LONG-TERM ASSETS
Property and equipment, net	258	365
Operating lease right of use asset, net	1,227	1,664
Intangible assets definite-lived, net	328	232
Notes receivable, net of current portion	28	201
Deferred tax asset, net	5,342	5,772
Deferred contract charges, net of current portion	220	224
Total assets	$14,237	$18,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$502	$669
Accrued expenses	890	1,082
Other current liabilities	1	81
Operating lease liability, current	463	490
Short term loan	—	30
Deferred revenues, current	342	538
Total current liabilities	2,198	2,890

LONG-TERM LIABILITIES
Operating lease liability, net of current portion	958	1,421
Deferred revenues, net of current portion	690	793
Total liabilities	3,846	5,104

COMMITMENTS AND CONTINGENCIES (SEE NOTE K)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 14,154,453 and 17,511,430 shares, respectively	251	251
Additional paid-in capital	37,729	37,384
Retained earnings	2,439	826
Treasury stock at cost
Shares in treasury: 10,935,605 and 7,578,628 respectively	(30,028)	(25,049)
Total shareholders’ equity	10,391	13,412

Total liabilities and shareholders’ equity	$14,237	$18,516

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings/	Treasury Stock
	Shares	Amount	Capital	(Accumulated Deficit)	Shares	Amount	Total

Balance, June 27, 2021	25,090	$251	$37,215	$(7,196)	(7,085)	$(24,537)	$5,733
Stock compensation expense	—	—	169	—	—	—	169
Purchase of treasury stock	—	—	—	—	(494)	(512)	(512)
Net income	—	—	—	8,022	—	—	8,022
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock
	Shares	Amount	Capital		Shares	Amount	Total

Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412
Stock compensation expense	—	—	345	—	—	—	345
Purchase of treasury stock	—	—	—	—	(3,357)	(4,979)	(4,979)
Net income	—	—	—	1,613	—	—	1,613
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 25, 2023	June 26, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,613	$8,022
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	5	6
Stock-based compensation expense	345	169
Depreciation and amortization	141	140
Amortization of operating right of use assets	437	421
Amortization of intangible assets definite-lived	73	47
Amortization of debt issue costs	—	21
Allowance for bad debts	73	46
Deferred income tax	430	(5,772)
Changes in operating assets and liabilities:
Accounts receivable	763	(1,116)
Notes receivable	28	80
Deferred contract charges	7	(18)
Prepaid expenses and other	(58)	50
Accounts payable - trade	(167)	25
Accrued expenses	(272)	158
Other current liabilities	—	35
Operating lease liability	(490)	(465)
Deferred revenues	(299)	(465)
Cash provided by operating activities	$2,629	$1,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	212	500
Proceeds from sale of assets	7	—
Purchase of intangible assets definite-lived	(169)	(96)
Purchase of property and equipment	(65)	(66)
Cash (used in)/provided by investing activities	(15)	338

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,979)	(512)
Payment of convertible notes	—	(1,597)
Payments on short term loan	(30)	(220)
Cash used in financing activities	(5,009)	(2,329)

Net decrease in cash and cash equivalents	(2,395)	(607)
Cash and cash equivalents, beginning of period	7,723	8,330
Cash and cash equivalents, end of period	$5,328	$7,723

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$1	$64
Income taxes (net of refunds)	$87	$31

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

As of June 25, 2023,  we had 152 franchised Pizza Inn restaurants, 27 franchised Pie Five Units, and 5 licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 118 domestic franchised Pizza Inn restaurants were comprised of 77 pizza buffet restaurants (“Buffet Units”), 7 delivery/carry-out restaurants (“Delco Units”), and 34 express restaurants (“Express Units”).  As of June 25, 2023, there were 34 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Arkansas, Texas, North Carolina and Mississippi accounting for approximately 23%, 20%, 15% and 9%, respectively, of the total number of domestic units.

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 25, 2023 and June 26, 2022, the Company had cash balances in excess of FDIC insurance coverage of approximately $5.1 million and $7.5 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets.  At June 25, 2023 and June 26, 2022, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with three franchisees on notes receivables with both short and long term maturities.  As of June 25, 2023, the Company had zero short term notes receivable and three long term notes receivable with three franchisees. The financed asset sales were executed with a weighted average interest rate of 0.0%. Principal payments are due monthly and mature from September 1, 2024 to January 1, 2027.

Index
Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization.  Repairs and maintenance are charged to operations as incurred while major renewals and betterments are capitalized.  Upon the sale or disposition of any property or equipment, the asset and the related accumulated depreciation or amortization are removed from the accounts and the gain or loss is included in operations.  The Company capitalizes interest on borrowings during the active construction period of major capital projects.  Capitalized interest is added to the cost of the underlying asset and amortized over the estimated useful life of the asset.

Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease including any reasonably assured renewal periods, if shorter.  The useful lives of the assets range from three to ten years.

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is recognized, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized, pre-tax, non-cash impairment charges of $5 thousand and $6 thousand during fiscal 2023 and 2022, respectively. The Company had $0.2 million in sublease income during fiscal 2023 and 2022.

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

Bad Debt Expense:

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Bad debt expense increased by $27 thousand to $73 thousand in fiscal 2023 compared to $46 thousand in fiscal 2022 primarily related to collectability concerns on international accounts receivable.

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principal payments are due monthly.  Notes receivable mature at various dates through 2025 and bore interest at a weighted average rate of 0.0% at June 25, 2023.

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

Index
The expected principal collections on notes receivable for the next two years are as follows as of June 25, 2023 (in thousands):

Notes Receivable
2024	$105
2025	28
$133

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

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. Based on this analysis, the Company reversed the full amount of the established valuation allowance as of June 26, 2022 (see Note F).

For the year ended June 25, 2023, the Company recorded an income tax expense of $0.5 million. The federal and state tax expense was $0.4 million and $0.1 million, respectively. The Company utilized net operating losses to offset federal taxes. As of June 25, 2023, the Company had federal net operating loss carryforwards totaling $21 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.4 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2020 through June 26, 2022. Tax years that remain subject to examination by state authorities are the years ended June 30, 2019 through June 26, 2022.

There are no uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

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

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement, which typically range from five to 20 years. Fees received for renewal periods are amortized over the life of the renewal period.

Index
Area development exclusivity fees and foreign master license fees are typically billed upon execution of the area development and foreign master license agreements. Area development exclusivity fees are included in deferred revenue in the accompanying Consolidated Balance Sheets and allocated on a pro rata basis to all stores opened under that specific development agreement as the stores are opened. Area development exclusivity fees that include rights to sub-franchise are amortized as revenue over the term of the contract.

Advertising fund contributions for Pizza Inn and Pie Five units represent contributions collected where we have control over the activities of the fund. Contributions are based on a percentage of net retail sales. We have determined that we are the principal in these arrangements, and advertising fund contributions and expenditures are, therefore, reported on a gross basis in the Consolidated Statements of Income. In general, we expect such advertising fund contributions and expenditures to be largely offsetting and, therefore, do not expect a significant impact on our reported income before income taxes. Our obligation related to these funds is to develop and conduct advertising activities. Pizza Inn and Pie Five marketing fund contributions are billed and collected weekly or monthly.

Supplier convention funds are deferred until the obligations of the agreement are met and the event takes place.

Rental income is income from our subleasing of some of our restaurant space to third parties.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 25, 2023	June 26, 2022

Franchise royalties	$4,978	$4,543
Supplier and distributor incentive revenues	4,418	4,214
Franchise license fees	152	154
Area development exclusivity fees and foreign master license fees	18	19
Advertising funds contributions	1,943	1,412
Supplier convention funds	172	143
Rental income	186	186
Other	22	21
	$11,889	$10,692

The opening balance of accounts receivable on June 28, 2021 was $0.9 million.  The opening balance of deferred revenues on June 28, 2021 was $1.8 million.  Revenue recognized in fiscal 2023 that was in the deferred revenue balance at June 26, 2022 was $0.6 million.

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

Fiscal Year:

The Company’s fiscal year ends on the last Sunday in June. The fiscal years ended June 25, 2023 and June 26, 2022 each contained 52 weeks.

NOTE B - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

Property and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 25, 2023	June 26, 2022

Equipment, furniture and fixtures	3 - 7 yrs	$1,114	$1,080
Software	5 yrs	—	792
Leasehold improvements	10 yrs or lease term, if shorter	472	472
		1,586	2,344
Less: accumulated depreciation/amortization		(1,328)	(1,979)
		$258	$365

Depreciation and amortization expense for property and equipment was approximately $141 thousand and $140 thousand for the fiscal years ended June 25, 2023 and June 26, 2022, respectively.

Intangible assets consist of the following (in thousands):

		June 25, 2023			June 26, 2022
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(248)	$30	$279	$(233)	$46
Name change	15 years	70	(39)	31	70	(35)	35
Prototypes	5 years	339	(72)	267	170	(19)	151
		$687	$(359)	$328	$519	$(287)	$232

Amortization expense for intangible assets was approximately $73 thousand and $47 thousand for the fiscal years ended June 25, 2023 and June 26, 2022, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 25, 2023	June 26, 2022
Compensation	$776	$875
Other	21	118
Professional fees	93	89
	$890	$1,082

Index
NOTE D - CONVERTIBLE NOTES:

On March 3, 2017, the Company completed a registered shareholder rights offering of its 4% Convertible Senior Notes Due 2022 (“Notes”). Shareholders exercised subscription rights to purchase all 30,000 of the Notes at the par value of $100 per Note, resulting in gross offering proceeds to the Company of $3.0 million.

The Notes bore interest at the rate of 4% per annum on the principal or par value of $100 per note, payable annually in arrears on February 15 of each year, commencing February 15, 2018. Interest was payable in cash or, at the Company’s discretion, in shares of Company common stock. The Notes were secured by a pledge of all outstanding equity securities of our two primary direct operating subsidiaries. During the fiscal year ended June 26, 2022, no Notes were converted to common shares. The Notes matured on February 15, 2022, at which time all principal and unpaid interest was paid in cash. Therefore, as of June 25, 2023 and June 26, 2022, there were no Notes outstanding.

NOTE E - EMPLOYEE RETENTION CREDIT:

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. As of June 25, 2023, $0.6 million has been received and $0.1 million is still outstanding.

NOTE F - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 25, 2023	June 26, 2022
Current - Federal	$—	$—
Current - State	(107)	(115)
Deferred - Federal	(394)	5,537
Deferred - State	(36)	235
Provision for income taxes	$(537)	$5,657

The effective income tax rate varied from the statutory rate for the fiscal years ended June 25, 2023 and June 26, 2022 as reflected below (in thousands):

	June 25, 2023	June 26, 2022
Federal income taxes based on a statutory rate of 21%	$(452)	$(496)
State income taxes (net of federal benefit)	(119)	127
Permanent adjustments	(7)	—
Return to provision	49	—
Change in valuation allowance	—	6,052
Other	(8)	(26)
Provision for income taxes	$(537)	$5,657

Index
The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 25, 2023	June 26, 2022
Allowance for bad debt	$13	$6
Deferred fees	49	45
Other reserves and accruals	619	652
Operating lease liabilities	330	444
Credit carryforwards	156	156
Net operating loss carryforwards	4,521	4,987
Total gross deferred tax asset	5,688	6,290
Valuation allowance	—	—
Total deferred tax assets	$5,688	$6,290

Right-of-use asset	(285)	(387)
Other deferred tax liabilities	(61)	(131)
Total deferred tax liabilities	$(346)	$(518)

Net deferred tax asset	$5,342	$5,772

For the year ended June 25, 2023, the Company recorded an income tax expense of $0.5 million. The federal and state tax expense was $0.4 million and $0.1 million, respectively. The Company utilized net operating losses to offset federal taxes. As of June 25, 2023, the Company had federal net operating loss carryforwards totaling $21 million that are available to reduce future taxable income and will begin to expire in 2035. For the year ended June 26, 2022, the Company recorded an income tax benefit of $5.7 million including federal deferred tax benefit of $5.5 million and current/deferred state tax benefit of $0.2 million. As of June 26, 2022, the Company had net operating loss carryforwards totaling $23.1 million that are available to reduce future taxable income and will begin to expire in 2032, of which $1.8 million are limited to 80% and do not expire. Under the Tax Cuts and Jobs Act, approximately $1.4 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2020 through June 26, 2022. Tax years that remain subject to examination by state authorities are the years ended June 30, 2019 through June 26, 2022.

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

There are no uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

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

As of June 25, 2023 and June 26, 2022, the Company had no Company-owned restaurants.

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

Future minimum rental payments for guaranteed leases with initial or remaining terms of one year or more at June 25, 2023 were as follows (in thousands):

Guaranteed Leases
2024	$333
2025	252
2026	108
2027	87
2028	87
Thereafter	—
$867

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

The components of total lease expense for the fiscal years ended June 25, 2023 and June 26, 2022, the majority of which is included in general and administrative expense in the accompanying Consolidated Statements of Income, are as follows (in thousands):

	Fiscal Year Ended June 25, 2023	Fiscal Year Ended June 26, 2022
Operating lease cost	$494	$498
Sublease income	(186)	(186)
Total lease expense, net of sublease income	$308	$312

Index
Supplemental cash flow information related to operating leases is included in the table below (in thousands):

	Fiscal Year Ended June 25, 2023	Fiscal Year Ended June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities	$558	$551

Supplemental balance sheet information related to operating leases is included in the table below (in thousands):

	Fiscal Year Ended June 25, 2023	Fiscal Year Ended June 26, 2022
Operating lease right of use asset, net	$1,227	$1,664
Operating lease liabilities, current	463	490
Operating lease liabilities, net of current portion	958	1,421

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	Fiscal Year Ended June 25, 2023	Fiscal Year Ended June 26, 2022
Weighted average remaining lease term	2.1 Years	3.1 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2024	$511
2025	433
2026	382
2027	191
2028	—
Thereafter	—
Total operating lease payments	$1,517
Less: imputed interest	$(96)
Total operating lease liability	$1,421

Premises previously occupied by Company-owned restaurants were leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 25, 2023 were as follows (in thousands):

Sublease Rental Income
2024	$128
2025	53
$181

Index
Rental expense consisted of the following (in thousands):

	Fiscal Year Ended
	June 25, 2023	June 26, 2022
Minimum rentals	$494	$498
Sublease rentals	(186)	(186)
	$308	$312

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

For the fiscal years ended June 25, 2023 and June 26, 2022, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $24 thousand and $33 thousand, respectively.

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

Index
Stock based compensation expense is included in general and administrative expense in the accompanying Consolidated Statements of Income.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended		Fiscal Year Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	111,750	166,750	$6.67	$5.49

Granted	40,000	—	1.06	—
Exercised	—	—	—	—
Forfeited/Canceled/Expired	—	(55,000)	—	3.11

Outstanding at end of period	151,750	111,750	$5.19	$6.67

Exercisable at end of period	111,750	111,750	$6.67	$6.67

The intrinsic value of options outstanding at June 25, 2023 was $33 thousand.

The following table provides information on options outstanding and options exercisable as of June 25, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 25, 2023	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 25, 2023	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	9.01	$1.06	—	$—
$3.31 - 3.95	50,000	3.01	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	0.02	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	1.01	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	2.02	$13.11	24,286	$13.11
	151,750	3.88	$5.19	111,750	$6.67

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

The following weighted average assumptions were used for options granted during fiscal 2023:

Fiscal Year Ended	June 25, 2023
Expected life (in years)	5.5
Expected volatility	79.6%
Risk-free interest rate	2.9%
Expected forfeiture rate	48.8%

At June 25, 2023, 111,750 of the stock options that the Company had granted were vested. $15 thousand stock compensation expense related to stock options was recognized in fiscal 2023. No stock compensation expense related to stock options was recognized in fiscal 2022. There were 40,000 of the stock options that were unvested at June 25, 2023. 40,000 of the stock options vested on June 27, 2023 and, therefore, there was zero unamortized stock compensation expense at June 25, 2023.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2023 and 2022, zero and 362,500 performance-based restricted stock units, respectively, were granted to certain employees. For the years ended June 25, 2023 and June 26, 2022, the Company had stock compensation expense of $329 thousand and $169 thousand, respectively, related to RSUs. As of June 25, 2023, there was $212 thousand and $36 thousand unamortized stock compensation expense related to RSUs, which should be recognized during fiscal years 2024 and 2025, respectively.

The restricted stock units granted to each recipient are allocated among performance criteria pertaining to various aspects of the Company’s business, as well as its overall operations, measured based on the second fiscal year following the date of grant.  Achievement of the various performance criteria entitles the recipient to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted.  Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions on our common stock, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Contingent unvested restricted stock units are considered participating securities under ASC 260, “Earnings Per Share,” and are included in the calculation of diluted earnings per share.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

A summary of the status of restricted stock units as of June 25, 2023 and June 26, 2022, and changes during the fiscal years then ended is presented below:

	June 25, 2023	June 26, 2022
Unvested at beginning of year	885,687	545,600
Granted during the year	—	362,500
Vested during the year	—	—
Forfeited during the year	—	(22,413)
Unvested at end of year	885,687	885,687

NOTE J - SHAREHOLDERS’ EQUITY:

On April 22, 2009, the board of directors of the Company amended the stock repurchase plan first authorized on May 23, 2007, and previously amended on June 2, 2008, by increasing the aggregate number of shares of common stock the Company may repurchase under the plan to a total of 3,016,000 shares.

On June 28, 2022, the Company’s board of directors again amended the stock repurchase plan to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. During fiscal 2023, 3,356,977 shares were repurchased and, as of June 25, 2023, there were 1,997,974 shares available to be repurchased under the plan. Subsequent to fiscal 2023, the Company has not repurchased any additional outstanding shares of its common stock.

Index
NOTE K - COMMITMENTS AND CONTINGENCIES:

On January 6, 2020, the Company’s former Chief Executive Officer, Scott Crane, filed suit in the U.S. District Court for the Eastern District of Texas alleging various claims in connection with the Company’s termination of his employment in July 2019. In general, the suit asserted that the Company terminated Crane for the purpose of depriving him of certain equity compensation that otherwise would have been due to him on October 15, 2019. The Company asserted that Crane failed to meet the contractual qualifications for the equity, as well as other defenses. The matter proceeded to trial which resulted in a verdict in favor of Crane, and the trial court entered judgment in Crane’s favor. The Company appealed the judgment to the Fifth Circuit Court of Appeals, which on May 31, 2023 issued an opinion reversing the trial court and rendering judgment in favor of the Company on all claims brought by Crane, and returning the matter to the trial court for consideration of costs and attorney fees to be awarded to the Company as the prevailing party in the litigation.

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

	Fiscal Year Ended
	June 25, 2023	June 26, 2022
Net income available to common shareholders	$1,613	$8,022
Interest saved on convertible notes at 4%	$—	$40
Adjusted net income	$1,613	$8,062

BASIC:
Weighted average common shares	15,323	17,993

Net income per common share	$0.11	$0.45

DILUTED:
Weighted average common shares	15,323	17,993
Dilutive restricted stock units	588	—
Dilutive stock options	—	—
Weighted average common shares outstanding	15,911	17,993

Income from continuing operations per common share	$0.10	$0.45

Index
We had 151,750 and 111,750 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 25, 2023 and June 26, 2022, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero. These options expire at varying times from fiscal 2024 through fiscal 2032. We had 271,825 and 859,501 restricted stock units for years ended June 25, 2023 and June 26, 2022, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because the performance criteria had not been met and vesting was not probable.

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

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants.  Assets for this segment include equipment, furniture and fixtures for the Company-Owned restaurants. As of June 25, 2023 and June 26, 2022, the Company did not operate any Company-Owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets.  All assets are located within the United States.

Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of and for the fiscal years ended June 25, 2023 and June 26, 2022 (in thousands):

	Fiscal Year Ended
	June 25, 2023	June 26, 2022
Net sales and operating revenues:
Pizza Inn Franchising	$9,810	$8,535
Pie Five Franchising	1,893	1,967
Company-Owned Restaurants	—	—
Corporate administration and other	186	190
Consolidated revenues	$11,889	$10,692

Depreciation and amortization:
Pizza Inn Franchising	$—	$—
Pie Five Franchising	—	—
Company-Owned Restaurants	—	—
Combined	—	—
Corporate administration and other	214	187
Depreciation and amortization	$214	$187

Income before taxes:
Pizza Inn Franchising	$6,751	$6,222
Pie Five Franchising	996	996
Company-Owned Restaurants	—	(3)
Combined	7,747	7,215
Corporate administration and other	(5,597)	(4,850)
Income before taxes	$2,150	$2,365

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$11,627	$10,399
Foreign countries	262	293
Consolidated total	$11,889	$10,692

Index
NOTE N - SUBSEQUENT EVENTS:

In preparation of its financial statements, the Company considered subsequent events through September 21, 2023 which was the date the Company’s financial statements were available to be issued.

The Company terminated its master licensee of Pizza Inn in Saudi Arabia in September 2023. This termination resulted in the closure of 12 international units. These locations represented approximately $0.1 million in revenue during fiscal 2023.