Form 10-Q
period 2023-09-24
RAVE RESTAURANT GROUP, INC.
filed 2023-11-02
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2023 or
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

As of October 30, 2023, 14,586,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 24, 2023	September 25, 2022
REVENUES	$3,089	$3,005

COSTS AND EXPENSES:
General and administrative expenses	1,319	1,343
Franchise expenses	1,172	1,202
Impairment of long-lived assets and other lease charges	—	5
Bad debt expense	25	4
Interest expense	—	1
Depreciation and amortization expense	55	51
Total costs and expenses	2,571	2,606

INCOME BEFORE TAXES	518	399
Income tax expense	(132)	(92)
NET INCOME	386	307

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.03	$0.02

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.03	$0.02

Weighted average common shares outstanding - basic	14,154	16,632

Weighted average common shares outstanding - diluted	14,762	16,632

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 24, 2023	June 25, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,944	$5,328
Accounts receivable, less allowance for bad debts of $12 and $58, respectively	1,072	1,145
Notes receivable, current	122	105
Assets held for sale	34	19
Deferred contract charges, current	31	33
Prepaid expenses and other current assets	388	204
Total current assets	7,591	6,834

LONG-TERM ASSETS
Property and equipment, net	231	258
Operating lease right of use assets, net	1,115	1,227
Intangible assets definite-lived, net	312	328
Notes receivable, net of current portion	44	28
Deferred tax asset, net	5,234	5,342
Deferred contract charges, net of current portion	202	220
Total assets	$14,729	$14,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$583	$502
Accrued expenses	1,172	891
Operating lease liabilities, current	446	463
Deferred revenues, current	222	342
Total current liabilities	2,423	2,198

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	848	958
Deferred revenues, net of current portion	602	690
Total liabilities	3,873	3,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,090,058 and 25,090,058 shares, respectively; outstanding 14,154,453 and 14,154,453 shares, respectively	251	251
Additional paid-in capital	37,808	37,729
Retained earnings	2,825	2,439
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders’ equity	10,856	10,391

Total liabilities and shareholders’ equity	$14,729	$14,237

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of treasury stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 24, 2023	September 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$386	$307
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	—	5
Stock-based compensation expense	79	86
Depreciation and amortization	34	35
Amortization of operating right of use assets	112	108
Amortization of intangible assets definite-lived	21	16
Allowance for bad debts	25	4
Deferred income tax	108	—
Changes in operating assets and liabilities:
Accounts receivable	48	491
Notes receivable	(48)	5
Deferred contract charges	20	9
Prepaid expenses and other assets	(184)	38
Accounts payable - trade	81	20
Accrued expenses	281	284
Operating lease liabilities	(127)	(120)
Deferred revenues	(208)	(153)
Cash provided by operating activities	628	1,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	15	30
Purchase of intangible assets definite-lived	(5)	(39)
Purchase of property and equipment	(22)	(14)
Cash used in investing activities	(12)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(1,384)
Payments on short term loan	—	(30)
Cash used in financing activities	—	(1,414)

Net increase/(decrease) in cash and cash equivalents	616	(302)
Cash and cash equivalents, beginning of period	5,328	7,723
Cash and cash equivalents, end of period	$5,944	$7,421
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH (REFUNDED)/PAID FOR:
Income taxes	$(5)	$9

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out(“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and  franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023.

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

Fiscal Quarters
The three month periods ended September 24, 2023 and September 25, 2022 each contained 13 weeks.

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

Revenue Recognition
Revenue is measured based on consideration specified in contracts with customers and excludes incentives and amounts collected on behalf of third parties, primarily sales tax. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue.

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

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement which typically range from five to 20 years. Fees received for renewal periods are amortized over the life of the renewal period.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 24, 2023	September 25, 2022
Franchise royalties	$1,225	$1,214
Supplier and distributor incentive revenues	1,100	1,070
Franchise license fees	101	30
Area development exclusivity fees and foreign master license fees	4	4
Advertising funds contributions	422	466
Supplier convention funds	187	172
Rental income	46	47
Other	4	2
	$3,089	$3,005

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

As of September 24, 2023 and June 25, 2023, the Company had no Company-owned restaurants.

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

Lease Guarantees

The Company has guaranteed the financial responsibilities of certain franchised store leases. These guaranteed leases are not considered operating leases because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right-of-use asset, and lease liability will be recognized.

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

In addition, for all existing asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to short-term leases (that is, a lease that, at commencement, have a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, we recognize lease payments related to our short-term leases in our income statements on a straight-line basis over the lease term which has not changed from our prior recognition. To the extent that there are variable lease payments, we recognize those payments in our income statements in the period in which the obligation for those payments is incurred.

The components of total lease expense for the three months ended September 24, 2023 and September 25, 2022, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended	Three Months Ended
	September 24, 2023	September 25, 2022
Operating lease cost	$123	$124
Sublease income	(47)	(47)
Total lease expense, net of sublease income	$76	$77

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	September 24, 2023	September 25, 2022
Weighted average remaining lease term	1.8 Years	2.8 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2024	$370
2025	433
2026	382
2027	191
Total operating lease payments	$1,376
Less: imputed interest	(82)
Total operating lease liability	$1,294

Note C - Commitments and Contingencies

The Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s results of operations or financial condition if decided in a manner that is unfavorable to the Company.

Note D - Stock-Based Compensation

Stock Options:

For the three months ended September 24, 2023 and September 25, 2022, the Company recognized stock-based compensation expense related to stock options of zero and $4 thousand, respectively. As of September 24, 2023, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 24, 2023	September 25, 2022
	Shares	Shares
Outstanding at beginning of year	151,750	111,750

Granted	—	40,000
Exercised	—	—
Forfeited/Canceled/Expired	(8,664)	—

Outstanding at end of period	143,086	151,750

Exercisable at end of period	143,086	111,750

Restricted Stock Units:

For the three months ended September 24, 2023 and September 25, 2022, the Company had stock-based compensation expense related to RSUs of $79 thousand and $82 thousand, respectively. As of September 24, 2023, there was $138 thousand unamortized stock-based compensation expense related to RSUs.

As of September 24, 2023 and September 25, 2022, the RSUs will be amortized during the next one and 13 months, respectively. A summary of the status of restricted stock units as of September 24, 2023, and changes during the three months then ended is presented below:

	Three Months Ended
	September 24, 2023	September 25, 2022
Unvested at beginning of year	885,687	885,687
Performance Adjustment	(25,223)	—
Granted	—	—
Issued	—	—
Forfeited	—	—
Unvested at end of period	860,464	885,687

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 24, 2023	September 25, 2022
Net income available to common shareholders	$386	$307
BASIC:
Weighted average common shares	14,154	16,632

Net income per common share	$0.03	$0.02

DILUTED:
Weighted average common shares	14,154	16,632
Dilutive RSU	589	—
Dilutive stock options	19	—
Weighted average common shares outstanding	14,762	16,632

Net income per common share	$0.03	$0.02

For the three months ended September 24, 2023, exercisable options to purchase 103,086 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 24, 2023, 90,625 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end.

For the three months ended September 25, 2022, exercisable options to purchase 111,750 shares of common stock at exercise prices ranging from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 25, 2022, zero RSUs were excluded from the computation of diluted EPS.

Note F - Income Taxes

For the three months ended September 24, 2023, the Company recorded an income tax expense of $132 thousand. For the three months ended September 25, 2022, the Company recorded an income tax expense of $92 thousand. For the three months ended September 24, 2023, the federal and state tax expense were $108 thousand and $24 thousand, respectively. For the three months ended September 25, 2022, the federal and state tax expense were $82 thousand and $10 thousand, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Note G - Segment Reporting

The Company has two reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising and (2) Pie Five Franchising. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. Other revenue consists of nonrecurring items.

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for these segments are derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures.

The Company-Owned Restaurants segment includes sales and operating results for all Company-owned restaurants. Assets for this segment include equipment, furniture and fixtures for the Company-owned restaurants. As of September 24, 2023, the Company did not operate any Company-owned restaurants.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Index
Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three months ended September 24, 2023 and September 25, 2022 (in thousands):

	Three Months Ended
	September 24, 2023	September 25, 2022
Net sales and operating revenues:
Pizza Inn Franchising	$2,604	$2,469
Pie Five Franchising	438	488
Corporate administration and other	47	48
Consolidated revenues	$3,089	$3,005

Depreciation and amortization:
Corporate administration and other	$55	$51
Depreciation and amortization	$55	$51

Income before taxes:
Pizza Inn Franchising	$1,661	$1,511
Pie Five Franchising	209	244
Combined	1,870	1,755
Corporate administration and other	(1,352)	(1,356)
Income before taxes	$518	$399

Geographic information (revenues):
United States	$3,036	$2,929
Foreign countries	53	76
Consolidated revenues	$3,089	$3,005

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 25, 2023 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 25, 2023. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At September 24, 2023, franchised and licensed units consisted of the following:

Three Months Ended September 24, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	111	$26,030	26	$4,767	137	$30,797

International Franchised	22		—		22

The domestic units were located in 17 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Basic net income per share increased $0.01 per share to $0.03 per share for the three months ended September 24, 2023, compared to the comparable period in the prior fiscal year. The Company had net income of $0.4 million for the three months ended September 24, 2023 compared to net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $3.1 million for the three months ended September 24, 2023 compared to $3.0 million in the comparable period in the prior fiscal year. The increase in revenue was primarily due to increases in default and closed store revenues, franchise royalties, and supplier and distributor incentives.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 24, 2023 increased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 24, 2023	September 25, 2022
Net income	$386	$307
Interest expense	—	1
Income taxes	132	92
Depreciation and amortization	55	51
EBITDA	$573	$451
Stock-based compensation expense	79	86
Impairment of long-lived assets and other lease charges	—	5
Franchisee default and closed store revenue	(64)	—
Adjusted EBITDA	$588	$542

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 24, 2023	September 25, 2022
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$25,011	$22,441
Delco/Express Units - Franchised	999	1,482
PIE Units - Licensed	20	56
Total Domestic Retail Sales	$26,030	$23,979

Pizza Inn Comparable Store Retail Sales - Total Domestic	24,596	23,028

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	75	72
Delco/Express Units - Franchised	37	47
PIE Units - Licensed	4	9
Total Domestic Units	116	128

Pizza Inn total domestic retail sales increased by $2.1 million, or 8.6%, for the three months ended September 24, 2023 when compared to the same period of the prior year. The increase in domestic retail sales was primarily the result of increased buffet units versus the year ago period and increased customer engagement. Pizza Inn domestic comparable store retail sales increased by $1.6 million, or 6.8%, due to increased customer engagement.

The following chart summarizes Pizza Inn restaurant activity for the three months ended September 24, 2023:

	Three Months Ended September 24, 2023
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units:
Buffet Units - Franchised	77	—	—	3	74
Delco/Express Units - Franchised	41	—	—	8	33
PIE Units - Licensed	5	—	—	1	4
Total Domestic Units	123	—	—	12	111

International Units (all types)	34	—	—	12	22

Total Units	157	—	—	24	133

The domestic Pizza Inn units decreased by 12 units during the three months ended September 24, 2023. For the three months ended September 24, 2023, the number of international Pizza Inn units decreased by 12 units due to the termination of the Company’s master licensee in Saudi Arabia. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised and Company-owned restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 24, 2023	September 25, 2022
	(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Total Domestic Retail Sales	$4,767	$5,243

Pie Five Comparable Store Retail Sales - Total	$4,717	$4,660

Pie Five Average Units Open in Period
Total Domestic Units	27	31

Index
Pie Five domestic total retail sales decreased $0.5 million, or 9.1%, for the three months ended September 24, 2023 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 31 to 27. Comparable store retail sales increased $0.1 million, or 1.2%, during the first quarter of fiscal 2024 compared to the same period of the prior year. For the three months ended September 24, 2023, the decline in domestic retail sales is due to decreased domestic units. For the three months ended September 24, 2023, the increase in domestic comparable store retail sales is due to increased customer engagement.

The following chart summarizes Pie Five restaurant activity for the three months ended September 24, 2023:

	Three Months Ended September 24, 2023
	Beginning Units	Opened	Transfer	Closed	Ending Units

Total Domestic Units	27	—	—	1	26

The Pie Five units decreased by one unit during the three months ended September 24, 2023. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising, Pie Five Franchising and Company-Owned Restaurants. The following is additional business segment information for the three months ended September 24, 2023 and September 25, 2022 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Company-Owned Restaurants		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
REVENUES:
Franchise and license revenues	$2,604	$2,469	$435	$488	$—	$—	$—	$—	$3,039	$2,957
Rental income	—	—	—	—	—	—	47	47	47	47
Interest income and other	—	—	3	—	—	—	—	1	3	1
Total revenues	2,604	2,469	438	488	—	—	47	48	3,089	3,005

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	—	—	1,319	1,343	1,319	1,343
Franchise expenses	943	958	229	244	—	—	—	—	1,172	1,202
Impairment of long-lived assets and other lease charges	—	—	—	—	—	—	—	5	—	5
Bad debt expense	—	—	—	—	—	—	25	4	25	4
Interest expense	—	—	—	—	—	—	—	1	—	1
Depreciation and amortization expense	—	—	—	—	—	—	55	51	55	51
Total costs and expenses	943	958	229	244	—	—	1,399	1,404	2,571	2,606

INCOME/(LOSS) BEFORE TAXES	$1,661	$1,511	$209	$244	$—	$—	$(1,352)	$(1,356)	$518	$399

Index
Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributor incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, interest and other income, and sales by Company-owned restaurants. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors. Total revenues for the three month period ended September 24, 2023 and for the same period in the prior fiscal year were $3.1 million and $3.0 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.1 million to $2.6 million for the three month period ended September 24, 2023 as compared to the same period in the prior fiscal year. The 5.5% increase was driven by increases in supplier incentives, domestic royalties and advertising fund revenues.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.4 million for the three month period ended September 24, 2023 as compared to the same period in the prior fiscal year. The 10.2% decrease was driven by decreases in supplier incentives, domestic royalties and advertising fund revenues.

General and Administrative Expenses

Total general and administrative expenses remained relatively stable at $1.3 million for the three month period ended September 24, 2023 as compared to the same period of the prior fiscal year. The 1.8% decrease in total general and administrative expenses during the three month period was primarily the result of decreased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $1.2 million for the three month period ended September 24, 2023 as compared to the same period of the prior fiscal year. The 2.5% decrease was primarily due to a decrease in advertising and recruiting fees.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges were zero for the three months ended September 24, 2023 compared to $5 thousand for the same fiscal period of the prior year. The decrease was primarily due to impaired beverage equipment in the prior period.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended September 24, 2023, bad debt expense was $25 thousand compared to the bad debt expense of $4 thousand for the same period in the prior fiscal year due to international receivables.

Interest Expense

Interest expense was zero for the three months ended September 24, 2023 compared to $1 thousand for the same fiscal period of the prior year.

Amortization and Depreciation Expense

Amortization and depreciation expense increased $4 thousand to $55 thousand for the three months ended September 24, 2023, compared to $51 thousand in the same periods of the prior year. The increase was primarily the result of higher amortization of intangible assets.

Provision for Income Taxes

For the three months ended September 24, 2023 and September 25, 2022, the Company recorded an income tax expense of $132 thousand and $92 thousand, respectively, both of which are mostly attributable to current federal taxes. The change is due to increased income before taxes.

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

Liquidity and Capital Resources

During the three month period ended September 24, 2023, the Company’s primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital. Cash provided by operating activities was $0.7 million for the three month period ended September 24, 2023 compared to cash provided by operating activities of $1.1 million for the three month period ended September 25, 2022. The primary driver of decreased operating cash flow during the three month period ended September 24, 2023 was decreased collections of accounts receivable related to the employee retention credit.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the three month period ended September 24, 2023 was $12 thousand compared to cash used in investing activities of $23 thousand for the three months ended September 25, 2022.

Cash flows used in financing activities generally reflect changes in the Company’s stock and debt activity during the period. Net cash used by financing activities was zero for the three month period ended September 24, 2023 compared to net cash used by financing activities of $1.4 million for the three month period ended September 25, 2022. Net cash used by financing activities for the three months ended September 25, 2022 was primarily attributable to repurchases of the Company’s common stock.

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

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions. The Company records an allowance for doubtful receivables to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 24, 2023 and September 25, 2022, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On May 23, 2007, the Company’s board of directors approved a stock purchase plan (the “2007 Stock Purchase Plan”) authorizing the purchase on our behalf of up to 1,016,000 shares of our common stock in the open market or in privately negotiated transactions. On June 2, 2008, the Company’s board of directors amended the 2007 Stock Purchase Plan to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 2,016,000 shares. On April 22, 2009, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 1,000,000 shares to a total of 3,016,000 shares. On June 28, 2022, the Company’s board of directors amended the 2007 Stock Purchase Plan again to increase the number of shares of common stock the Company may repurchase by 5,000,000 shares to a total of 8,016,000 shares. During the three months ended September 24, 2023, the Company repurchased zero outstanding shares of its common stock leaving 1,997,974 shares that may yet be repurchased under the 2007 Stock Purchase Plan.

The Company’s ability to repurchase shares of our common stock is subject to various laws, regulations and policies as well as the rules and regulations of the SEC. Subsequent to September 24, 2023, the Company has not repurchased any outstanding shares but may make further repurchases under the 2007 Stock Purchase Plan. The Company may also repurchase shares of the Company’s common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

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

Dated: November 2, 2023