Form 10-Q
period 2023-12-24
RAVE RESTAURANT GROUP, INC.
filed 2024-02-01
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2023 or
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

As of January 25, 2024, 14,586,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
REVENUES:	$2,792	$2,866	$5,881	$5,871

COSTS AND EXPENSES:
General and administrative expenses	1,341	1,453	2,660	2,796
Franchise expenses	844	867	2,016	2,069
Impairment of long-lived assets and other lease charges	—	—	—	5
Bad debt expense	10	5	35	9
Interest expense	—	—	—	1
Depreciation and amortization expense	57	53	112	104
Total costs and expenses	2,252	2,378	4,823	4,984

INCOME BEFORE TAXES	540	488	1,058	887
Income tax benefit (expense)	13	(140)	(119)	(232)
NET INCOME	$553	$348	$939	$655

INCOME PER SHARE OF COMMON STOCK - BASIC:	$0.04	$0.02	$0.07	$0.04

INCOME PER SHARE OF COMMON STOCK - DILUTED:	$0.04	$0.02	$0.07	$0.04

Weighted average common shares outstanding - basic	14,444	16,351	14,299	16,491

Weighted average common shares outstanding - diluted	14,465	16,351	14,319	16,491

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 24, 2023	June 25, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,306	$5,328
Accounts receivable, less allowance for bad debts of $23 and $58, respectively	1,193	1,145
Notes receivable, current	82	105
Assets held for sale	37	19
Deferred contract charges, current	30	33
Prepaid expenses and other current assets	458	204
Total current assets	7,106	6,834

LONG-TERM ASSETS
Property and equipment, net	208	258
Operating lease right of use assets, net	1,008	1,227
Intangible assets definite-lived, net	294	328
Notes receivable, net of current portion	61	28
Deferred tax asset, net	5,271	5,342
Deferred contract charges, net of current portion	212	220
Total assets	$14,160	$14,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$653	$502
Accrued expenses	449	891
Operating lease liabilities, current	432	463
Deferred revenues, current	163	342
Total current liabilities	1,697	2,198

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	740	958
Deferred revenues, net of current portion	622	690
Total liabilities	3,059	3,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,522,171 and 25,090,058 shares, respectively; outstanding 14,586,566 and 14,154,453 shares, respectively	255	251
Additional paid-in capital	37,496	37,729
Retained earnings	3,378	2,439
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders’ equity	11,101	10,391

Total liabilities and shareholders’ equity	$14,160	$14,237

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of treasury stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

Stock-based compensation expense	—	—	87	—	—	—	87
Purchase of treasury stock	—	—	—	—	(2,246)	(3,595)	(3,595)
Net income	—	—	—	348	—	—	348
Balance, December 25, 2022	25,090	$251	$37,557	$1,481	(10,936)	$(30,028)	$9,261

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856

Stock-based compensation expense	—	—	3	—	—	—	3
Purchase of treasury stock	—	—	—	—	—	—	—
RSU vested and taxes paid on RSUs	432	4	(315)	—	—	—	(311)
Net income	—	—	—	553	—	—	553
Balance, December 24, 2023	25,522	$255	$37,496	$3,378	(10,936)	$(30,028)	$11,101

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 24, 2023	December 25, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$939	$655
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	—	5
Stock-based compensation expense	82	173
Depreciation and amortization	70	70
Amortization of operating right of use assets	219	217
Amortization of intangible assets definite-lived	42	34
Allowance for bad debts	35	9
Deferred income tax	71	182
Changes in operating assets and liabilities:
Accounts receivable	(69)	696
Notes receivable	(54)	14
Deferred contract charges	11	2
Prepaid expenses and other current assets	(254)	41
Accounts payable - trade	151	(91)
Accrued expenses	(442)	(675)
Operating lease liabilities	(249)	(241)
Deferred revenues	(247)	(299)
Cash provided by operating activities	305	792

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	30	60
Purchase of intangible assets definite-lived	(8)	(114)
Purchase of property and equipment	(38)	(23)
Cash used in investing activities	(16)	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,979)
Taxes paid on issuance of restricted stock units	(311)	—
Payments on short term loan	—	(30)
Cash used in financing activities	(311)	(5,009)

Net decrease in cash and cash equivalents	(22)	(4,294)
Cash and cash equivalents, beginning of period	5,328	7,723
Cash and cash equivalents, end of period	$5,306	$3,429
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH (REFUNDED)/PAID FOR:
Income taxes	$(4)	$91

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2023.

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

Fiscal Quarters
The three and six month periods ended December 24, 2023 and December 25, 2022 each contained 13 weeks and 26 weeks, respectively.

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

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance was effective for the Company on June 26, 2023. There was no material impact on the Company’s consolidated financial statements and related disclosures as a result of adopting this standard.

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

Rental Income

The Company subleases some of its restaurant space to a third party. The Company’s sublease has terms that end in 2025. The sublease agreement is noncancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Total revenues consist of the following (in thousands):

	Three Months Ended
	December 24, 2023	December 25, 2022
Franchise royalties	$1,171	$1,171
Supplier and distributor incentive revenues	1,051	1,145
Franchise license fees	50	40
Area development exclusivity fees and foreign master license fees	3	5
Advertising funds contributions	426	453
Rental income	38	46
Other	53	6
	$2,792	$2,866

	Six Months Ended
	December 24, 2023	December 25, 2022
Franchise royalties	$2,396	$2,385
Supplier and distributor incentive revenues	2,151	2,215
Franchise license fees	151	70
Area development exclusivity fees and foreign master license fees	7	9
Advertising funds contributions	848	919
Supplier convention funds	187	172
Rental income	85	93
Other	56	8
	$5,881	$5,871

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

Restaurant Space Agreements

The Company subleases some of its restaurant space to a third party. The Company’s sublease has terms that end in 2025. The sublease agreement is noncancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

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

The components of total lease expense for the three and six months ended December 24, 2023 and December 25, 2022, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Operating lease cost	$117	$124	$240	$248
Sublease income	(38)	(46)	(85)	(93)
Total lease expense, net of sublease income	$79	$78	$155	$155

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	December 24, 2023	December 25, 2022
Weighted average remaining lease term	2.0 Years	2.6 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2024	$236
2025	433
2026	382
2027	191
Total operating lease payments	$1,242
Less: imputed interest	(70)
Total operating lease liability	$1,172

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

Note D - Stock-Based Compensation

Stock Options:

For the three and six months ended December 24, 2023, the Company recognized stock-based compensation expense related to stock options of zero and zero, respectively. For the three six months ended December 25, 2022, the Company recognized stock-based compensation expense related to stock options of $4 thousand and $8 thousand, respectively. As of December 24, 2023, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 24, 2023	December 25, 2022
	Shares	Shares
Outstanding at beginning of year	151,750	111,750

Granted	—	40,000
Exercised	—	—
Forfeited/Canceled/Expired	(8,664)	—

Outstanding at end of period	143,086	151,750

Exercisable at end of period	143,086	111,750

Restricted Stock Units:

For the three and six months ended December 24, 2023, the Company had stock-based compensation expense related to RSUs of $3 thousand and $82 thousand, respectively. For the three and six months ended December 25, 2022, the Company had stock-based compensation expense related to RSUs of $82 thousand and $165 thousand, respectively. As of December 24, 2023, there was $328 thousand unamortized stock-based compensation expense related to RSUs.

As of December 24, 2023 and December 25, 2022, the RSUs will be amortized during the next ten and 34 months, respectively. A summary of the status of restricted stock units as of December 24, 2023, and changes during the six months then ended is presented below:

	Six Months Ended
	December 24, 2023	December 25, 2022
Unvested at beginning of year	885,688	885,688
Granted	131,460	—
Issued	(588,589)	—
Forfeited/Canceled	(126,684)	—
Unvested at December 24, 2023	301,875	885,688

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Net income available to common stockholders	$553	$348	$939	$655

BASIC:
Weighted average common shares	14,444	16,351	14,299	16,491

Net income per common share	$0.04	$0.02	$0.07	$0.04

DILUTED:
Weighted average common shares	14,444	16,351	14,299	16,491
Dilutive stock options	21	—	20	—
Weighted average common shares outstanding	14,465	16,351	14,319	16,491

Net income per common share	$0.04	$0.02	$0.07	$0.04

For the three and six months ended December 24, 2023, exercisable options to purchase 103,086 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and six months ended December 24, 2023, zero and 90,625 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

For the three and six months ended December 25, 2022, exercisable options to purchase 111,750 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and six months ended December 25, 2022, zero and zero RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

Note F - Income Taxes

For the three and six months ended December 24, 2023, the Company recorded an income tax benefit of $13 thousand and a tax expense of $119 thousand, respectively. For the three and six months ended December 25, 2022, the Company recorded an income tax expense of $140 thousand and $232 thousand, respectively. For the three months ended December 24, 2023, the federal tax benefit was $23 thousand and the state tax expense was $10 thousand. For the six months ended December 24, 2023, the federal and state tax expense were $85 thousand and $34 thousand, respectively. For the three months ended December 25, 2022, the federal and state tax expense were $100 thousand and $40 thousand, respectively. For the six months ended December 25, 2022, the federal and state tax expense were $182 thousand and $50 thousand, respectively.

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

Index
Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three and six months ended December 24, 2023 and December 25, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Net sales and operating revenues:
Pizza Inn Franchising	$2,271	$2,351	$4,875	$4,820
Pie Five Franchising	435	470	873	958
Corporate administration and other	86	45	133	93
Consolidated revenues	$2,792	$2,866	$5,881	$5,871

Depreciation and amortization:
Corporate administration and other	$57	$53	$112	$104
Depreciation and amortization	$57	$53	$112	$104

Income before taxes:
Pizza Inn Franchising	$1,602	$1,695	$3,263	$3,206
Pie Five Franchising	260	259	469	503
Combined	1,862	1,954	3,732	3,709
Corporate administration and other	(1,322)	(1,466)	(2,674)	(2,822)
Income before taxes	$540	$488	$1,058	$887

Geographic information (revenues):
United States	$2,747	$2,799	$5,783	$5,728
Foreign countries	45	67	98	143
Consolidated revenues	$2,792	$2,866	$5,881	$5,871

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express (“Express Units”) restaurants under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens ("Pie Five Ghost Kitchen Units") under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At December 24, 2023, franchised and licensed units consisted of the following:

Three Months Ended December 24, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	112	$25,543	24	$4,304	136	$29,847

International Franchised	18		—		18

Six Months Ended December 24, 2023
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	112	$51,573	24	$9,071	136	$60,644

International Franchised	18		—		18

The domestic units were located in 17 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Index
Basic net income per share increased $0.02 per share to $0.04 per share for the three months ended December 24, 2023, compared to the comparable period in the prior fiscal year. The Company had net income of $0.6 million for the three months ended December 24, 2023 compared to net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $2.8 million for the three months ended December 24, 2023 compared to $2.9 million in the comparable period in the prior fiscal year. The decrease in revenue was primarily due to decreases in franchise royalties and supplier and distributor incentives impacted by decreased store count offset by increased comparable store retail sales.

Basic net income per share increased $0.03 per share to $0.07 per share for the six months ended December 24, 2023, compared to the comparable period in the prior fiscal year. The Company had net income of $0.9 million for the six months ended December 24, 2023 compared to net income of $0.7 million in the comparable period in the prior fiscal year, on revenues of $5.9 million for the six months ended December 24, 2023 compared to $5.9 million in the comparable period in the prior fiscal year. The stability in revenue was primarily due to increases in default and closed store revenues and franchise royalties, offset by a decrease in deferred marketing revenue.

COVID-19 Pandemic

Although the adverse impacts of the COVID-19 pandemic have diminished in recent periods, an outbreak or perceived outbreak of COVID-19 connected to restaurant dining could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. Therefore, despite the official end of the pandemic, the ultimate impact of COVID-19 on our future results of operations and liquidity cannot presently be predicted.

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

Index
EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 24, 2023 remained relatively stable at $0.6 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA remained relatively stable at $1.2 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
Net income	$553	$348	$939	$655
Interest expense	—	—	—	1
Income taxes	(13)	140	119	232
Depreciation and amortization	57	53	112	104
EBITDA	$597	$541	$1,170	$992
Stock-based compensation expense	3	87	82	173
Severance	—	—	—	—
Impairment of long-lived assets and other lease charges	—	—	—	5
Franchisee default and closed store revenue	(18)	(13)	(82)	(13)
Closed and non-operating store costs	—	—	—	—
Adjusted EBITDA	$582	$615	$1,170	$1,157

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended			Six Months Ended
	December 24, 2023	December 25, 2022		December 24, 2023	December 25, 2022
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)			(in thousands, except unit data)
Domestic Units
Buffet Units - Franchised	$24,558		$22,223	$49,569	$44,664
Delco/Express Units - Franchised	968		1,342	1,967	2,824
PIE Units - Licensed	17		68	37	124
Total Domestic Retail Sales	$25,543		$23,633	$51,573	$47,612

Pizza Inn Comparable Store Retail Sales - Total Domestic	$24,403	$	$ 22,813	$48,999	$45,841

Pizza Inn Average Units Open in Period
Domestic Units
Buffet Units - Franchised	75		72	77	73
Delco/Express Units - Franchised	32		46	36	46
PIE Units - Licensed	4		8	5	9
Total Domestic Units	111		126	118	128

Pizza Inn total domestic retail sales increased by $1.9 million, or 8.1%, for the three months ended December 24, 2023 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 72 to 75. Comparable store retail sales increased by $1.6 million to $24.4 million for the three month period ended December 24, 2023 as compared to the same period of the prior fiscal year. For the three months ended December 24, 2023, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Pizza Inn total domestic retail sales increased by $4.0 million, or 8.3%, for the six months ended December 24, 2023 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 73 to 77. Comparable store retail sales increased by $3.2 million to $49.0 million for the six month period ended December 24, 2023 as compared to the same period of the prior fiscal year. For the six months ended December 24, 2023, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Index
The following chart summarizes Pizza Inn restaurant activity for the three and six months ended December 24, 2023:

	Three Months Ended December 24, 2023
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	74	3	—	—	77
Delco/Express Units - Franchised	33	1	—	3	31
PIE Units - Licensed	4	—	—	—	4
Total Domestic Units	111	4	—	3	112

International Units (all types)	22	—	—	4	18

Total Units	133	4	—	7	130

	Six Months Ended December 24, 2023
	Beginning Units	Opened	Concept Change	Closed	Ending Units
Domestic Units
Buffet Units - Franchised	77	3	—	3	77
Delco/Express Units - Franchised	41	1	—	11	31
PIE Units - Licensed	5	—	—	1	4
Total Domestic Units	123	4	—	15	112

International Units (all types)	34	—	—	16	18

Total Units	157	4	—	31	130

There was a net increase of one and a net decrease of 11 units in the total domestic Pizza Inn unit count during the three and six months ended December 24, 2023, respectively. There were two and two transfers in the total domestic Pizza Inn unit count during the three and six months ended December 24, 2023, respectively. For the three and six months ended December 24, 2023, the number of international Pizza Inn units decreased by four and 16 units, respectively. There were zero and zero transfers in the total international Pizza Inn unit count during the three and six months ended December 24, 2023, respectively. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units
Total Domestic Retail Sales	$4,304	$4,857	$9,071	$10,100

Pie Five Comparable Store Retail Sales - Total	$4,283	$4,250	$9,000	$8,910

Pie Five Average Units Open in Period
Total Domestic Units	25	31	26	31

Pie Five total domestic retail sales decreased $0.6 million, or 11.4%, for the three months ended December 24, 2023 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 31 to 25. Comparable store retail sales remained relatively stable at $4.3 million during the second quarter of fiscal 2024 compared to the same period of the prior year. For the three months ended December 24, 2023, the decrease in domestic retail sales  were primarily the result of the decrease in store count, offset by an increase in comparable store retail sales. For the six months ended December 24, 2023, the decrease in domestic retail sales were primarily the result of the decrease in store count, offset by a increase in comparable store retail sales.

Index
The following chart summarizes Pie Five restaurant activity for the three and six months ended December 24, 2023:

	Three Months Ended December 24, 2023
	Beginning Units	Opened	Transfer	Closed	Ending Units

Total Domestic Units	26	—	—	2	24

	Six Months Ended December 24, 2023
	Beginning Units	Opened	Transfer	Closed	Ending Units

Total Domestic Units	27	—	—	3	24

There was a net decrease of two and three units in the total domestic Pie Five unit count during the three and six months ended December 24, 2023, respectively. There was a net increase of one and one Pie Five Ghost Kitchen Units during the three and six months ended December 24, 2023, respectively. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and six months ended December 24, 2023 and December 25, 2022 (in thousands):

Three Months Ended December 24, 2023 and December 25, 2022

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
REVENUES:
Franchise and license revenues	$2,271	$2,351	$430	$462	$—	$—	$2,701	$2,813
Rental income	—	—	—	—	38	46	38	46
Interest income and other	—	—	5	8	48	(1)	53	7
Total revenues	2,271	2,351	435	470	86	45	2,792	2,866

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,341	1,453	1,341	1,453
Franchise expenses	669	656	175	211	—	—	844	867
Bad debt expense	—	—	—	—	10	5	10	5
Depreciation and amortization expense	—	—	—	—	57	53	57	53
Total costs and expenses	669	656	175	211	1,408	1,511	2,252	2,378

INCOME/(LOSS) BEFORE TAXES	$1,602	$1,695	$260	$259	$(1,322)	$(1,466)	$540	$488

Index
Six Months Ended December 24, 2023 and December 25, 2022

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022	December 24, 2023	December 25, 2022
REVENUES:
Franchise and license revenues	$4,875	$4,820	$865	$950	$—	$—	$5,740	$5,770
Rental Income	—	—	—	—	85	93	85	93
Interest income and other	—	—	8	8	48	—	56	8
Total revenues	4,875	4,820	873	958	133	93	5,881	5,871

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	2,660	2,796	2,660	2,796
Franchise expenses	1,612	1,614	404	455	—	—	2,016	2,069
Impairment of long-lived assets and other lease charges	—	—	—	—	—	5	—	5
Bad debt expense	—	—	—	—	35	9	35	9
Interest expense	—	—	—	—	—	1	—	1
Depreciation and amortization expense	—	—	—	—	112	104	112	104
Total costs and expenses	1,612	1,614	404	455	2,807	2,915	4,823	4,984

INCOME/(LOSS) BEFORE TAXES	$3,263	$3,206	$469	$503	$(2,674)	$(2,822)	$1,058	$887

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

Total revenues for the three month period ended December 24, 2023 and for the same period of the prior fiscal year were $2.8 million and $2.9 million, respectively.

Total revenues for the six month period ended December 24, 2023 and for the same period of the prior fiscal year were $5.9 million and $5.9 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues decreased by $0.1 million to $2.3 million for the three month period ended December 24, 2023 as compared to the same period in the prior fiscal year. The 3.4% decrease was driven by decreases in supplier incentives, offset by increases in domestic royalties. Pizza Inn franchise revenues increased by $0.1 million to $4.9 million for the six month period ended December 24, 2023 as compared to the same period in the prior fiscal year. The 1.1% increase was driven by increases in domestic royalties and default and closed store revenues.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.4 million for the three month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 6.9% decrease was driven by decreases in domestic royalties and advertising fund revenues, offset by increases in default and closed store revenues. Pie Five franchise revenues decreased by $0.1 million to $0.9 million for the six month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 8.9% decrease was driven by decreases in domestic royalties, advertising fund revenues, and supplier and distributor incentives, offset by increases in default and closed store revenues.

General and Administrative Expenses

Total general and administrative expenses decreased by $0.1 million to $1.3 million for the three month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 7.7% decrease in total general and administrative expenses during the three month period was primarily the result of decreased corporate expenses. Total general and administrative expenses decreased by $0.1 million to $2.7 million for the six month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 4.9% decrease in total general and administrative expenses during the six month period was primarily the result of decreased corporate expenses.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.02 million to $0.8 million for the three month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 2.7% decrease was primarily due to a decrease in advertising fees. Total franchise expenses decreased by $0.05 million to $2.0 million for the six month period ended December 24, 2023 as compared to the same period of the prior fiscal year. The 2.6% decrease was primarily due to a decrease in advertising fees.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended December 24, 2023 compared to zero for the same period of the prior fiscal year. Impairment of long-lived assets and other lease charges was zero for the six month period ended December 24, 2023 compared to $5 thousand for the same period of the prior fiscal year. The decrease was primarily due to impaired beverage equipment in the prior period.

Bad Debt Expense

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended December 24, 2023, bad debt expense was $10 thousand compared to bad debt expense of $5 thousand for the same period of the prior fiscal year. Bad debt expense for the six month period ended December 24, 2023, increased by $26 thousand to $35 thousand compared to the same period of the prior fiscal year.

Index
Interest Expense

Interest expense was zero for the three month period ended December 24, 2023 compared to the same period of the prior fiscal year. Interest expense decreased by $1 thousand to zero for the six month period ended December 24, 2023 compared to the same period of the prior fiscal year.

Amortization and Depreciation Expense

Amortization and depreciation expense increased slightly for the three and six months ended December 24, 2023, compared to the same periods of the prior year. In both cases, the increase was primarily the result of higher amortization of intangible assets.

Provision for Income Taxes

For the three and six months ended December 24, 2023, the Company recorded an income tax benefit of $13 thousand and a tax expense of $119 thousand, respectively. For the three and six months ended December 25, 2022, the Company recorded an income tax expense of $140 thousand and $232 thousand, respectively. The decrease for the three and six months ended as of December 24, 2023 was primarily due to a decrease in state taxes. For the three months ended December 24, 2023, the federal tax benefit was $23 thousand and the state tax expense was $10 thousand. For the six months ended December 24, 2023, the federal and state tax expense were $85 thousand and $34 thousand, respectively. For the three months ended December 25, 2022, the federal and state tax expense were $100 thousand and $40 thousand, respectively. For the six months ended December 25, 2022, the federal and state tax expense were $182 thousand and $50 thousand, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Liquidity and Capital Resources

During the six month period ended December 24, 2023, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, share based compensation, and changes in working capital. Cash provided by operating activities was $0.3 million for the six month period ended December 24, 2023 compared to cash provided by operating activities of $0.8 million for the six month period ended December 25, 2022. The primary driver of decreased operating cash flow during the six month period ended December 24, 2023 was increased collections of accounts receivable related to the employee retention credit in the prior year.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the six month period ended December 24, 2023 was nil compared to cash used in investing activities of $0.1 million for the six months ended December 25, 2022.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $0.3 million for the six month period ended December 24, 2023 compared to net cash used in financing activities of $5.0 million for the six month period ended December 25, 2022. Net cash used by financing activities for the six months ended December 24, 2023 was primarily attributable to taxes paid on vested RSUs. Net cash used by financing activities for the six months ended December 25, 2022 was primarily attributable to repurchases of the Company's stock.

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

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions. The Company records an allowance for credit losses to allow for any amounts which may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. Actual realization of accounts receivable could differ materially from the Company’s estimates.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 24, 2023 and December 25, 2022, the Company had no uncertain tax positions.

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

Index
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Index
Item 6. Exhibits

1.	The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

2.	Any financial statement schedule filed as part of this report is listed in the Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Description of Registrant's Securities. (filed as Exhibit 4.4 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

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

RAVE RESTAURANT GROUP, INC.
(Registrant)

	By:	/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

	By:	/s/ Johannes Z. Viljoen
Johannes Z. Viljoen
Interim Head of Finance
(principal financial officer)

Dated: February 1, 2024