Form 10-Q
period 2024-03-24
RAVE RESTAURANT GROUP, INC.
filed 2024-05-02
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 24, 2024 or
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

As of April 25, 2024, 14,586,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
REVENUES	$2,962	$2,970	$8,795	$8,841

COSTS AND EXPENSES
General and administrative expenses	1,272	1,486	3,932	4,282
Franchise expenses	812	964	2,828	3,033
Impairment of long-lived assets and other lease charges	—	—	—	5
Provision for credit losses	11	28	46	37
Interest (income) expense	(45)	—	(93)	1
Depreciation and amortization expense	58	54	170	158
Total costs and expenses	2,108	2,532	6,883	7,516

INCOME BEFORE TAXES	854	438	1,912	1,325
Income tax expense	(200)	(115)	(319)	(347)
NET INCOME	$654	$323	$1,593	$978

INCOME PER SHARE OF COMMON STOCK - BASIC	$0.04	$0.02	$0.11	$0.06

INCOME PER SHARE OF COMMON STOCK - DILUTED	$0.04	$0.02	$0.11	$0.06

Weighted average common shares outstanding - basic	14,587	14,154	14,395	15,712

Weighted average common shares outstanding - diluted	14,737	14,154	14,546	15,712

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 24, 2024	June 25, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,318	$5,328
Accounts receivable, less allowance for credit losses of $33 and $58, respectively	1,338	1,145
Notes receivable, current	65	105
Assets held for sale	35	19
Deferred contract charges, current	27	33
Prepaid expenses and other current assets	431	204
Total current assets	8,214	6,834

LONG-TERM ASSETS
Property and equipment, net	202	258
Operating lease right of use assets, net	913	1,227
Intangible assets definite-lived, net	273	328
Notes receivable, net of current portion	53	28
Deferred tax asset, net	5,095	5,342
Deferred contract charges, net of current portion	206	220
Total assets	$14,956	$14,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$652	$502
Accrued expenses	674	891
Operating lease liabilities, current	421	463
Deferred revenues, current	192	342
Total current liabilities	1,939	2,198

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	644	958
Deferred revenues, net of current portion	573	690
Total liabilities	3,156	3,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,522,171 and 25,090,058 shares, respectively; outstanding 14,586,566 and 14,154,453 shares, respectively	255	251
Additional paid-in capital	37,541	37,729
Retained earnings	4,032	2,439
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders’ equity	11,800	10,391

Total liabilities and shareholders’ equity	$14,956	$14,237

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412

Stock-based compensation expense	—	—	86	—	—	—	86
Purchase of treasury stock	—	—	—	—	(1,111)	(1,384)	(1,384)
Net income	—	—	—	307	—	—	307
Balance, September 25, 2022	25,090	$251	$37,470	$1,133	(8,690)	$(26,433)	$12,421

Stock-based compensation expense	—	—	87	—	—	—	87
Purchase of treasury stock	—	—	—	—	(2,246)	(3,595)	(3,595)
Net income	—	—	—	348	—	—	348
Balance, December 25, 2022	25,090	251	37,557	1,481	(10,936)	(30,028)	9,261

Stock-based compensation expense	—	—	86	—	—	—	86
Net income	—	—	—	323	—	—	323
Balance, March 26, 2023	25,090	251	$37,643	$1,804	(10,936)	$(30,028)	$9,670

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856

Stock-based compensation expense	—	—	3	—	—	—	3
RSU vested and taxes paid on RSUs	432	4	(315)	—	—	—	(311)
Net income	—	—	—	553	—	—	553
Balance, December 24, 2023	25,522	$255	$37,496	$3,378	(10,936)	$(30,028)	$11,101

Stock-based compensation expense	—	—	45	—	—	—	45
Net income	—	—	—	654	—	—	654
Balance, March 24, 2024	25,522	$255	$37,541	$4,032	(10,936)	$(30,028)	$11,800

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 24, 2024	March 26, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,593	$978
Adjustments to reconcile net income to cash provided by operating activities:
Impairment of long-lived assets and other lease charges	—	5
Stock-based compensation expense	127	259
Depreciation and amortization	107	105
Amortization of operating right of use assets	314	327
Amortization of intangible assets definite-lived	63	53
Provision for credit losses	46	37
Deferred income tax	247	272
Changes in operating assets and liabilities:
Accounts receivable	(239)	452
Notes receivable	(30)	22
Deferred contract charges	20	12
Prepaid expenses and other current assets	(227)	(35)
Accounts payable - trade	150	(204)
Accrued expenses	(217)	(415)
Operating lease liabilities	(356)	(364)
Deferred revenues	(267)	(271)
Cash provided by operating activities	1,331	1,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments received on notes receivable	45	90
Proceeds from sale of assets	1	5
Purchase of intangible assets definite-lived	(8)	(123)
Purchase of property and equipment	(68)	(52)
Cash used in investing activities	(30)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,979)
Taxes paid on issuance of restricted stock units	(311)	—
Payments on short term loan	—	(30)
Cash used in financing activities	(311)	(5,009)

Net increase (decrease) in cash and cash equivalents	990	(3,856)
Cash and cash equivalents, beginning of period	5,328	7,723
Cash and cash equivalents, end of period	$6,318	$3,867
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH (REFUNDED) PAID FOR:
Income taxes	$(4)	$90

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

Fiscal Quarters
The three and nine month periods ended March 24, 2024 and March 26, 2023 each contained 13 weeks and 39 weeks, respectively.

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

Total revenues consist of the following (in thousands):

	Three Months Ended
	March 24, 2024	March 26, 2023
Franchise royalties	$1,166	$1,295
Supplier and distributor incentive revenues	1,191	1,045
Franchise license fees	93	39
Area development exclusivity fees and foreign master license fees	4	5
Advertising funds contributions	450	528
Supplier convention funds	30	—
Rental income	23	47
Other	5	11
	$2,962	$2,970

	Nine Months Ended
	March 24, 2024	March 26, 2023
Franchise royalties	$3,563	$3,680
Supplier and distributor incentive revenues	3,341	3,260
Franchise license fees	245	109
Area development exclusivity fees and foreign master license fees	11	13
Advertising funds contributions	1,297	1,448
Supplier convention funds	217	172
Rental income	108	140
Other	13	19
	$8,795	$8,841

Stock-Based Compensation

The Company accounts for stock options using the fair value recognition provisions of the authoritative guidance on stock-based payments. The Company uses the Black-Scholes formula to estimate the value of stock-based compensation for options granted to employees and directors and expects to continue to use this acceptable option valuation model in the future. The authoritative guidance also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.

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

The components of total lease expense for the three and nine months ended March 24, 2024 and March 26, 2023, the majority of which is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Operating lease cost	$104	$124	$343	$371
Sublease income	(23)	(47)	(108)	(140)
Total lease expense, net of sublease income	$81	$77	$235	$231

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	March 24, 2024	March 26, 2023
Weighted average remaining lease term	2.0 Years	2.3 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2024	$118
2025	433
2026	382
2027	191
Total operating lease payments	$1,124
Less: imputed interest	(59)
Total operating lease liability	$1,065

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

Note D - Stock-Based Compensation

Stock Options:

For the three and nine months ended March 24, 2024, the Company recognized stock-based compensation expense related to stock options of zero and zero, respectively. For the three and nine months ended March 26, 2023, the Company recognized stock-based compensation expense related to stock options of $4 thousand and $11 thousand, respectively. As of March 24, 2024, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 24, 2024	March 26, 2023
	Shares	Shares
Outstanding at beginning of year	151,750	111,750

Granted	—	40,000
Exercised	—	—
Forfeited/Canceled/Expired	(8,664)	—

Outstanding at end of period	143,086	151,750

Exercisable at end of period	143,086	111,750

Restricted Stock Units:

For the three and nine months ended March 24, 2024, the Company had stock-based compensation expense related to RSUs of $45 thousand and $127 thousand, respectively. For the three and nine months ended March 26, 2023, the Company had stock-based compensation expense related to RSUs of $82 thousand and $248 thousand, respectively. As of March 24, 2024, there was $283 thousand unamortized stock-based compensation expense related to RSUs.

As of March 24, 2024, the RSUs will be amortized during the next seven months. A summary of the status of restricted stock units as of March 24, 2024 and March 26, 2023, and changes during the nine months then ended is presented below:

	Nine Months Ended
	March 24, 2024	March 26, 2023
Unvested at beginning of year	885,688	885,688
Granted	131,460	—
Issued	(588,589)	—
Forfeited/Canceled	(126,684)	—
Unvested at March 24, 2024	301,875	885,688

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Net income available to common stockholders	$654	$323	$1,593	$978

BASIC:
Weighted average common shares	14,587	14,154	14,395	15,712

Net income per common share	$0.04	$0.02	$0.11	$0.06

DILUTED:
Weighted average common shares	14,587	14,154	14,395	15,712
Dilutive stock options	150	—	151	—
Weighted average common shares outstanding	14,737	14,154	14,546	15,712

Net income per common share	$0.04	$0.02	$0.11	$0.06

For the three and nine months ended March 24, 2024, exercisable options to purchase 103,086 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and nine months ended March 24, 2024, 65,625 and 156,250 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

For the three and nine months ended March 26, 2023, exercisable options to purchase 111,750 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and nine months ended March 26, 2023, zero and zero RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.
Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Federal tax expense	$176	$91	$261	$272
State tax expense	24	24	58	75
Total income tax expense	$200	$115	$319	$347

For the three and nine months ended March 24, 2024, the Company recorded an income tax expense of $ thousand and $ thousand, respectively. For the three and nine months ended March 26, 2023, the Company recorded an income tax expense of $ thousand and $ thousand, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Note G - Segment Reporting

The Company has three reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Corporate administration and other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments.

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

Index
Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three and nine months ended March 24, 2024 and March 26, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Net sales and operating revenues:
Pizza Inn Franchising	$2,498	$2,450	$7,373	$7,270
Pie Five Franchising	441	473	1,314	1,431
Corporate administration and other	23	47	108	140
Consolidated revenues	$2,962	$2,970	$8,795	$8,841

Depreciation and amortization:
Corporate administration and other	$58	$54	$170	$158
Depreciation and amortization	$58	$54	$170	$158

Income before taxes:
Pizza Inn Franchising	$1,828	$1,701	$5,091	$4,907
Pie Five Franchising	299	258	768	761
Combined	2,127	1,959	5,859	5,668
Corporate administration and other	(1,273)	(1,521)	(3,947)	(4,343)
Income before taxes	$854	$438	$1,912	$1,325

Geographic information (revenues):
United States	$2,908	$2,910	$8,643	$8,638
Foreign countries	54	60	152	203
Consolidated revenues	$2,962	$2,970	$8,795	$8,841

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 25, 2023, together with our Quarterly Reports on Form 10-Q for the periods ended September 24, and December 24, 2023, may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 25, 2023, as well as our Quarterly Reports on Form 10-Q for the periods ended September 24, and December 24, 2023. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express (“Express Units”) restaurants and ghost kitchens ("Pizza Inn Ghost Kitchen Units") under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens ("Pie Five Ghost Kitchen Units") under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At March 24, 2024, franchised and licensed units consisted of the following:

Three Months Ended March 24, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	104	$25,930	23	$3,783	127	$29,713

International Franchised	21	$1,246	—	$—	21	$1,246

Nine Months Ended March 24, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	104	$77,503	23	$12,855	127	$90,358

International Franchised	21	$3,939	—	$—	21	$3,939

The domestic units were located in 17 states predominantly situated in the southern half of the United States. The international units were located in seven foreign countries.

Index
Basic net income per share increased $0.02 per share to $0.04 per share for the three months ended March 24, 2024, compared to the comparable period in the prior fiscal year. The Company had net income of $0.7 million for the three months ended March 24, 2024 compared to net income of $0.3 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended March 24, 2024 compared to $3.0 million in the comparable period in the prior fiscal year. The stability in revenue was primarily due to increases in supplier and distributor incentives, offset by a decrease in domestic royalties.

Basic net income per share increased $0.05 per share to $0.11 per share for the nine months ended March 24, 2024, compared to the comparable period in the prior fiscal year. The Company had net income of $1.6 million for the nine months ended March 24, 2024 compared to net income of $1.0 million in the comparable period in the prior fiscal year, on revenues of $8.8 million for the nine months ended March 24, 2024 compared to $8.8 million in the comparable period in the prior fiscal year. The revenue was consistent primarily due to increases in international default and closed store revenues, offset by a decrease in international royalties.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 24, 2024 increased $0.2 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.3 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

Index
RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Net income	$654	$323	$1,593	$978
Interest (income) expense	(45)	—	(93)	1
Income taxes	200	115	319	347
Depreciation and amortization	58	54	170	158
EBITDA	$867	$492	$1,989	$1,484
Stock-based compensation expense	45	86	127	259
Impairment of long-lived assets and other lease charges	—	—	—	5
Franchisee default and closed store revenue	(70)	(10)	(152)	(23)
Adjusted EBITDA	$842	$568	$1,964	$1,725

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended			Nine Months Ended
	March 24, 2024	March 26, 2023		March 24, 2024	March 26, 2023
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)			(in thousands, except unit data)

Buffet Units - Franchised	$25,019		$24,303	$74,588	$68,967
Delco/Express Units - Franchised	893		1,356	2,860	4,180
PIE Units - Licensed	16		30	53	154
Pizza Inn Ghost Kitchen Units - Franchised	2		—	2	—
Total Domestic Retail Sales	$25,930		$25,689	$77,503	$73,301

Pizza Inn Comparable Store Retail Sales - Total Domestic	$24,679	$	$ 25,148	$73,678	$70,989

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	77		73	77	73
Delco/Express Units - Franchised	27		43	32	44
PIE Units - Licensed	4		8	4	9
Pizza Inn Ghost Kitchen Units - Franchised	1		—	1	—
Total Domestic Units	109		124	114	126

Pizza Inn total domestic retail sales increased by $0.2 million, or 0.9%, for the three months ended March 24, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 73 to 77. Comparable store retail sales decreased by $0.5 million to $24.7 million for the three month period ended March 24, 2024 as compared to the same period of the prior fiscal year. For the three months ended March 24, 2024, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, offset by a decrease in comparable domestic store retail sales.

Pizza Inn total domestic retail sales increased by $4.2 million, or 5.7%, for the nine months ended March 24, 2024 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average Buffet Units open in the period increased from 73 to 77. Comparable store retail sales increased by $2.7 million to $73.7 million for the nine month period ended March 24, 2024 as compared to the same period of the prior fiscal year. For the nine months ended March 24, 2024, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Index
The following chart summarizes Pizza Inn restaurant activity for the three and nine months ended March 24, 2024:

	Three Months Ended March 24, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	77	(1)	1	1	—	77
Delco/Express Units - Franchised	31	—	—	—	8	23
PIE Units - Licensed	4	—	—	—	1	3
Pizza Inn Ghost Kitchen Units - Franchised	—	1	—	—	—	1
Total Domestic Units	112	—	1	1	9	104

International Units (all types)	18	3	—	—	—	21

Total Units	130	3	1	1	9	125

	Nine Months Ended March 24, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	77	2	1	4	3	77
Delco/Express Units - Franchised	41	1	—	—	19	23
PIE Units - Licensed	5	—	—	—	2	3
Pizza Inn Ghost Kitchen Units - Franchised	—	1	—	—	—	1
Total Domestic Units	123	4	1	4	24	104

International Units (all types)	34	3	—	—	16	21

Total Units	157	7	1	4	40	125

There was a net decrease of eight and 19 units in the total domestic Pizza Inn unit count during the three and nine months ended March 24, 2024, respectively. There were one and four transfers in the total domestic Pizza Inn unit count during the three and nine months ended March 24, 2024, respectively. For the three and nine months ended March 24, 2024, the number of international Pizza Inn units increased by three and decreased by 13 units, respectively. There were zero transfers in the total international Pizza Inn unit count during the three and nine months ended March 24, 2024. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
	(in thousands, except unit data)		(in thousands, except unit data)
Pie Five Retail Sales - Total Units

Pie Five Units - Franchised	$3,778	$4,998	$12,850	$15,098
Pie Five Ghost Kitchen Units - Franchised	5	—	5	—
Total Domestic Retail Sales	$3,783	$4,998	$12,855	$15,098

Pie Five Comparable Store Retail Sales - Total	$3,778	$4,037	$12,778	$12,948

Pie Five Average Units Open in Period

Pie Five Units - Franchised	23	31	25	31
Pie Five Ghost Kitchen Units - Franchised	1	—	1	—
Total Domestic Units	24	31	26	31

Index
Pie Five total domestic retail sales decreased $1.2 million, or 24.3%, for the three months ended March 24, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 31 to 24. Comparable store retail sales decreased by $0.3 million to $3.8 million during the third quarter of fiscal 2024 compared to the same period of the prior year. For the three months ended March 24, 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales. For the nine months ended March 24, 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three and nine months ended March 24, 2024:

	Three Months Ended March 24, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	23	—	—	2	1	22
Pie Five Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	24	—	—	2	1	23

	Nine Months Ended March 24, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	27	—	(1)	2	4	22
Pie Five Ghost Kitchen Units - Franchised	—	1	—	—	—	1
Total Domestic Units	27	1	(1)	2	4	23

There was a net decrease of one and four units in the total domestic Pie Five unit count during the three and nine months ended March 24, 2024, respectively. There was a net increase of zero and one Pie Five Ghost Kitchen Units during the three and nine months ended March 24, 2024, respectively. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and nine months ended March 24, 2024 and March 26, 2023 (in thousands):

Three Months Ended March 24, 2024 and March 26, 2023

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
REVENUES:
Franchise and license revenues	$2,498	$2,450	$436	$462	$—	$—	$2,934	$2,912
Rental income	—	—	—	—	23	47	23	47
Other income	—	—	5	11	—	—	5	11
Total revenues	2,498	2,450	441	473	23	47	2,962	2,970

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,272	1,486	1,272	1,486
Franchise expenses	670	749	142	215	—	—	812	964
Provision for credit losses	—	—	—	—	11	28	11	28
Interest income	—	—	—	—	(45)	—	(45)	—
Depreciation and amortization expense	—	—	—	—	58	54	58	54
Total costs and expenses	670	749	142	215	1,296	1,568	2,108	2,532

INCOME/(LOSS) BEFORE TAXES	$1,828	$1,701	$299	$258	$(1,273)	$(1,521)	$854	$438

Index
Nine Months Ended March 24, 2024 and March 26, 2023

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
REVENUES:
Franchise and license revenues	$7,373	$7,270	$1,301	$1,412	$—	$—	$8,674	$8,682
Rental income	—	—	—	—	108	140	108	140
Other income	—	—	13	19	—	—	13	19
Total revenues	7,373	7,270	1,314	1,431	108	140	8,795	8,841

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	3,932	4,282	3,932	4,282
Franchise expenses	2,282	2,363	546	670	—	—	2,828	3,033
Impairment of long-lived assets and other lease charges	—	—	—	—	—	5	—	5
Provision for credit losses	—	—	—	—	46	37	46	37
Interest (income) expense	—	—	—	—	(93)	1	(93)	1
Depreciation and amortization expense	—	—	—	—	170	158	170	158
Total costs and expenses	2,282	2,363	546	670	4,055	4,483	6,883	7,516

INCOME/(LOSS) BEFORE TAXES	$5,091	$4,907	$768	$761	$(3,947)	$(4,343)	$1,912	$1,325

Index
Revenues:

Revenues are derived from franchise royalties, franchise fees and supplier and distributor incentives, advertising funds, area development exclusivity fees and foreign master license fees, supplier convention funds, sublease rental income, and interest and other income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended March 24, 2024 and for the same period of the prior fiscal year were $3.0 million and $3.0 million, respectively.

Total revenues for the nine month period ended March 24, 2024 and for the same period of the prior fiscal year were $8.8 million and $8.8 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues remained relatively stable at $2.5 million for the three month period ended March 24, 2024 as compared to the same period in the prior fiscal year. The 2.0% increase was driven by increases in supplier and distributor incentives, offset by decreases in domestic royalties. Pizza Inn franchise revenues increased by $0.1 million to $7.4 million for the nine month period ended March 24, 2024 as compared to the same period in the prior fiscal year. The 1.4% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.4 million for the three month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 5.6% decrease was driven by decreases in domestic royalties and advertising fund revenues, offset by increases in default and closed store revenues and supplier and distributor incentives. Pie Five franchise revenues decreased by $0.1 million to $1.3 million for the nine month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 7.9% decrease was driven by decreases in domestic royalties and advertising fund revenues, offset by increases in default and closed store revenues.

General and Administrative Expenses

Total general and administrative expenses decreased by $0.2 million to $1.3 million for the three month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 14.4% decrease in total general and administrative expenses during the three month period was primarily the result of decreased salaries. Total general and administrative expenses decreased by $0.4 million to $3.9 million for the nine month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 8.2% decrease in total general and administrative expenses during the nine month period was primarily for the same reason.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.2 million to $0.8 million for the three month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 15.8% decrease was primarily due to a decrease in advertising fees. Total franchise expenses decreased by $0.2 million to $2.8 million for the nine month period ended March 24, 2024 as compared to the same period of the prior fiscal year. The 6.8% decrease was primarily due to a decrease in advertising fees.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for the three month period ended March 24, 2024 compared to zero for the same period of the prior fiscal year. Impairment of long-lived assets and other lease charges was zero for the nine month period ended March 24, 2024 compared to $5 thousand for the same period of the prior fiscal year. The decrease was primarily due to impaired beverage equipment in the prior period.

Provision for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. For the three month period ended March 24, 2024, provision for credit losses was $11 thousand compared to provision for credit losses of $28 thousand for the same period of the prior fiscal year. Provision for credit losses for the nine month period ended March 24, 2024, increased by $9 thousand to $46 thousand compared to the same period of the prior fiscal year.

Index
Interest Expense

Interest expense was zero for the three and nine months ended March 24, 2024, compared to the same periods of the prior fiscal year.

Amortization and Depreciation Expense

Amortization and depreciation expense increased slightly for the three and nine months ended March 24, 2024, compared to the same periods of the prior year. In both cases, the increase was primarily the result of higher amortization of intangible assets from an increase in expenditures for developing a new prototype.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 24, 2024	March 26, 2023	March 24, 2024	March 26, 2023
Federal tax expense	$176	$91	$261	$272
State tax expense	24	24	58	75
Total income tax expense	$200	$115	$319	$347

For the three and nine months ended March 24, 2024, the Company recorded an income tax expense of $200 thousand and $319 thousand, respectively. For the three and nine months ended March 26, 2023, the Company recorded an income tax expense of $115 thousand and $347 thousand, respectively. The increase for the three months ended as of March 24, 2024 was primarily due to a increase in federal taxes, driven by higher taxable income. The decrease for the nine months ended as of March 24, 2024 was primarily due to a decrease in state taxes and a discrete item recorded in the second quarter of fiscal 2024 related to the restricted stock issuances.

For the three and nine months ended March 24, 2024, the Company recorded a tax benefit related to RSUs issued of zero and $149 thousand, respectively. For the three and nine months ended March 26, 2023, the Company recorded a tax benefit related to RSUs issued of zero and zero, respectively.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Liquidity and Capital Resources

During the nine month period ended March 24, 2024, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $1.3 million for the nine month period ended March 24, 2024 compared to cash provided by operating activities of $1.2 million for the nine month period ended March 26, 2023. The primary driver of increased operating cash flow during the nine month period ended March 24, 2024 was increased net income due to lower employee related expenses.

Cash flows from investing activities reflect net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the nine month period ended March 24, 2024 was $0.05 million compared to cash used in investing activities of $0.1 million for the nine months ended March 26, 2023.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $0.3 million for the nine month period ended March 24, 2024 compared to net cash used in financing activities of $5.0 million for the nine month period ended March 26, 2023. Net cash used by financing activities for the nine months ended March 24, 2024 was primarily attributable to taxes paid on vested RSUs. Net cash used by financing activities for the nine months ended March 26, 2023 was primarily attributable to repurchases of the Company's stock.

Management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

Index
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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 24, 2024 and March 26, 2023, the Company had no uncertain tax positions.

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

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2019 and incorporated herein by reference).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVE RESTAURANT GROUP, INC.
(Registrant)

	By:	/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

	By:	/s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial officer)

Dated: May 2, 2024