Form 10-K
period 2024-06-30
RAVE RESTAURANT GROUP, INC.
filed 2024-09-26
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2024 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

As of December 24, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $23.7 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 19, 2024, there were 14,586,566 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 10, 2024, have been incorporated by reference in Part III of this report.

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

General

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express (“Express Units”) restaurants and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third party distributors.

As of June 30, 2024, we had 126 franchised Pizza Inn restaurants, 20 franchised Pie Five Units, and three licensed PIE Units. The 102 domestic franchised Pizza Inn restaurants were comprised of 78 Buffet Units, six Delco Units, 17 Express Units and one Pizza Inn Ghost Kitchen Unit. As of June 30, 2024, there were 24 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 23%, 16%, 14% and 10%, respectively, of the total number of domestic units.

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

Pizza Inn

We franchise Buffet Units, Delco Units, Express Units and Pizza Inn Ghost Kitchen Units under the Pizza Inn brand.  Additionally, we license PIE Units under the Pizza Inn brand. Buffet Units and Delco Units feature crusts that are hand-made from dough made fresh in the restaurant each day. Our pizzas are made with a proprietary all-in-one flour mixture, real mozzarella cheese, and a proprietary mix of classic pizza spices. In international markets, the menu mix of toppings and side items is occasionally adapted to local tastes.

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

Pizza Inn Ghost Kitchen Units primarily serves customers online through third-party delivery companies and are located in a Pie Five restaurant. Dine-in, carryout, or catering services are not offered. We have attempted to strategically locate Pizza Inn Ghost Kitchen Units in areas where Pie Five restaurants are presently located, but Pizza Inn is not.

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

Site Selection

We consider the restaurant site selection process critical to a restaurant’s long-term success and devote resources to the investigation and evaluation of potential sites. The site selection process includes a review of trade area demographics and an evaluation process. We may also rely on a franchisee’s knowledge of the trade area and market characteristics when selecting a location for a franchised restaurant. A member of our development team visits each potential domestic restaurant location.

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share. We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2025.

Index
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

We will opportunistically evaluate developing franchised Pie Five Units domestically. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets, and by our ability to continue training and monitoring our franchisees. We intend to continue to focus on franchise development opportunities with experienced, well-capitalized restaurant operators. We believe that Pie Five units will decrease modestly in future periods.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s. As of June 30, 2024, there were 24 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras and one restaurant in New Zealand, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in the United Arab Emirates, Saudi Arabia and adjoining countries. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

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

Employees

As of June 30, 2024, we had 21 full-time employees. None of our employees are currently covered by collective bargaining agreements.

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

ITEM 1A.	RISK FACTORS.

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

The Company recognizes the critical importance of maintaining the safety and security of our systems and data and has a holistic process for overseeing and managing cybersecurity and related risks. The Company believes that cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition.

Index
Cybersecurity Risk Management and Strategy

Personnel

The Company has an information security program and procedures in place to protect, identify, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. The Company uses various security tools that help prevent, identify, investigate, resolve and recover from identified vulnerabilities and security incidents to protect our information systems and data from cybersecurity threats. This framework is implemented and overseen by management’s information security department which is led by the Information Technology (“IT”) Support Associate Director and overseen by the Company’s IT Steering Committee. The IT Support Associate Director has over twenty years of experience in technology management and cybersecurity. The IT Steering Committee is comprised of the Company’s two Associate IT Directors, the CEO, and CFO and convenes quarterly to review IT control policies and procedures are properly followed and any new employees were properly onboarded in compliance with security procedures.

Third Party Engagement

The Company employs third party risk security vendors to identify, mitigate, and remediate cybersecurity risks; however, we rely on the third parties we use to implement security programs commensurate with their risks, and we cannot ensure in all circumstances that their efforts will be successful. An annual penetration test is performed in April, which is a security test that simulates a real-world threat to the Company’s IT network and includes comprehensive “Dark Web” searches of all domain user emails. The test performed by Connection (Data Partner) revealed no current cybersecurity breaches. Scans of the Company’s firewall are conducted during the first week of each quarter by third party vendor Contego. Any necessary remediation would also be provided by Contego after the scan, but none has been required. The Company uses SolarWinds with Sentinel One software from Contego to continually monitor technology systems for viruses, malicious software, executable harmful files, and other cybersecurity risks. The Company requires the annual submission of SOC 1 security certificates from our third-party vendors which have access to our financial and sales data. The Company also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity related incidents.

The Company recognizes that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, each employee is required to complete information security and data privacy training to build awareness of cybersecurity risks to the organization. The Company has engaged third party vendor Knowbe4 to send each employee an email that mimics a potentially harmful phishing attempt each month and to report to management the results of the phishing security test.

Governance

The Board of Directors are acutely aware of the critical nature of managing risks associated with cybersecurity threats. Each quarterly meeting, management presents a cybersecurity update which includes results of testing by third-party vendors and any suspected cybersecurity incidents to the entire Board of Directors. Management would report any material cybersecurity breach immediately to the full Board of Directors. The Company has a written policy for the employee reporting of any cybersecurity suspected incidents.

The Audit Committee of the Board has the primary responsibility to oversee effective governance in managing risks associated with cybersecurity threats. Our Audit Committee is composed of members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

ITEM 2.	PROPERTIES.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot. This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021.

As of June 30, 2024, the Company had contingent and direct lease obligations for four additional restaurant locations. One of the lease obligations have been subleased and three of the lease obligations have been assigned to franchisees. These leased properties range in size from 2,193 to 2,428 square feet, have annual rental rates ranging from approximately $35.00 to $42.00 per square foot and expire between 2025 and 2028.

ITEM 3.	LEGAL PROCEEDINGS.

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

The Company’s common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. As of September 19, 2024, there were approximately 1,887 stockholders of record of the Company’s common stock.

The Company had no sales of unregistered securities during fiscal 2024 or 2023.

The Company has not paid dividends historically, and currently there is no intention to pay any dividends on our common stock, but dividends may be considered in the future.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Stock option compensation plans approved by security holders	114,286	$4.89	1,585,656
Stock option compensation plans not approved by security holders	—	—	—
RSU compensation plans approved by security holders	403,595	1.59	—
Total	517,881	$2.32	1,585,656

(1)
Securities remaining available for future issuance under the 2015 Long Term Incentive Program are net of a maximum of 403,595 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note H to the audited consolidated financial statements included in this report.

ITEM 6.	RESERVED.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements. See “Forward-Looking Statements.”

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express (“Express Units”) restaurants and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third party distributors. At June 30, 2024, franchised and licensed restaurants consisted of the following:

Fiscal Year Ended June 30, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	105	$106,418	20	$16,886	125	$123,304

International Franchised	24	$5,486	—	$—	24	$5,486

The domestic units were located in 15 states predominately situated in the southern half of the United States. The international restaurants were located in eight foreign countries predominantly in the Middle East.

Fiscal years 2024 and 2023 included 53 weeks and 52 weeks, respectively. In order to reflect comparable 53 week periods, the first week of fiscal 2024 has been included in both periods in the presentation of retail sales, average units open and comparable store retail sales.

The following table summarizes domestic comparable store retail sales for the Company.

	53 Weeks Ended
	June 30, 2024	July 2, 2023
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$100,875	$98,610
Pie Five Domestic Comparable Store Retail Sales	16,801	17,450
Total Rave Comparable Store Retail Sales	$117,676	$116,060

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	53 Weeks Ended
	June 30, 2024	July 2, 2023
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$102,498	$96,872
Delco/Express Units - Franchised	3,846	5,418
PIE Units - Licensed	70	208
Pizza Inn Ghost Kitchen Units - Franchised	4	—
Total Domestic Retail Sales	$106,418	$102,498

Pizza Inn Comparable Store Retail Sales - Total Domestic	$100,875	$98,610

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	76	73
Delco/Express Units - Franchised	29	44
PIE Units - Licensed	4	8
Pizza Inn Ghost Kitchen Units - Franchised	—	—
Total Domestic Units	109	125

Pizza Inn total domestic retail sales increased by $3.9 million, or 3.8%, for fiscal 2024 when compared to the prior 53 weeks. Compared to the prior year, average Buffet Units open in the period increased from 73 to 76. Comparable store retail sales increased by $2.3 million to $100.9 million for fiscal 2024 as compared to the prior 53 weeks. For fiscal 2024, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 30, 2024:

	Fiscal Year Ended June 30, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	77	2	2	4	3	78
Delco/Express Units - Franchised	41	1	—	—	19	23
PIE Units - Licensed	5	—	—	—	2	3
Pizza Inn Ghost Kitchen Units - Franchised	—	1	—	—	—	1
Total Domestic Units	123	4	2	4	24	105

International Units (all types)	34	6	—	—	16	24

Total Units	157	10	2	4	40	129

There was a net decrease of 18 units in the total domestic Pizza Inn unit count during fiscal 2024. There were four transfers in the total domestic Pizza Inn unit count during fiscal 2024. For fiscal 2024, the number of international Pizza Inn units decreased by 10 units. Twelve units were terminated in Saudi Arabia for failure to pay royalties and subsequently a 50-unit development agreement was signed with a new franchise partner who opened five Pizza Inn units in Saudi Arabia in fiscal year 2024. There were zero transfers in the total international Pizza Inn unit count during fiscal 2024. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	53 Weeks Ended
	June 30, 2024	July 2, 2023
Pie Five Retail Sales - Total Units	(in thousands, except unit data)

Pie Five Units - Franchised	$16,875	$20,385
Pie Five Ghost Kitchen Units - Franchised	11	—
Total Domestic Retail Sales	$16,886	$20,385

Pie Five Comparable Store Retail Sales - Total	$16,801	$17,450

Pie Five Average Units Open in Period

Pie Five Units - Franchised	24	30
Pie Five Ghost Kitchen Units - Franchised	1	—
Total Domestic Units	25	30

Index
Pie Five total domestic retail sales decreased by $3.5 million, or 17.2%, for fiscal 2024 when compared to the prior year. Compared to the prior year, average units open in the period decreased from 30 to 25. Comparable store retail sales decreased by $0.6 million to $16.8 million for fiscal 2024 as compared to the prior year. For fiscal 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 30, 2024:

	Fiscal Year Ended June 30, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	27	—	(2)	6	7	18
Pie Five Ghost Kitchen Units - Franchised	—	2	—	1	—	2
Total Domestic Units	27	2	(2)	7	7	20

The was a net decrease of seven units in the total domestic Pie Five unit count during fiscal 2024. There was a net increase of one Pie Five Ghost Kitchen Units during fiscal 2024. Two Pie Five units converted to become Pizza Inn Buffet units. Of the seven Pie Five closures, two were due to lease expirations, one was closed by mutual decision of the franchise owner and Rave management, and four were unilaterally closed by franchise owner decision. We believe that Pie Five units will decrease modestly in future periods.

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

•	“Retail sales” represents the restaurant sales reported by our franchisees, which may be segmented by brand or domestic/international locations.
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

Index
Financial Results

The Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the Fiscal Years ended June 30, 2024 and June 25, 2023 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
REVENUES:
Franchise and license revenues	$10,295	$9,810	$1,708	$1,870	$—	$—	$12,003	$11,680
Rental income	—	—	—	—	131	186	131	186
Other income	—	—	16	23	—	—	16	23
Total revenues	10,295	9,810	1,724	1,893	131	186	12,150	11,889

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	5,267	5,490	5,267	5,490
Franchise expenses	2,985	3,059	671	897	—	—	3,656	3,956
Impairment of long-lived assets and other lease charges	—	—	—	—	—	5	—	5
Provision for credit losses	—	—	—	—	69	73	69	73
Interest (income) expense	—	—	—	—	(153)	1	(153)	1
Depreciation and amortization expense	—	—	—	—	219	214	219	214
Total costs and expenses	2,985	3,059	671	897	5,402	5,783	9,058	9,739

INCOME/(LOSS) BEFORE TAXES	$7,310	$6,751	$1,053	$996	$(5,271)	$(5,597)	$3,092	$2,150

Revenues:

Revenues are derived from franchise royalties, supplier and distributer incentives, franchise license fees, area development exclusivity fees and foreign master license fees, advertising funds, supplier convention funds, sublease rental income, and other income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for fiscal 2024 and fiscal 2023 were $12.2 million and $11.9 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.5 million to $10.3 million for fiscal 2024 as compared to $9.8 million for fiscal 2023. The 4.9% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.2 million to $1.7 million for fiscal 2024 as compared to $1.9 million for fiscal 2023. The 8.7% decrease was driven by decreases in domestic royalties and advertising fund revenues, offset by increases in default and closed store revenues.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses decreased by $0.2 million to $5.3 million for fiscal 2024 as compared to $5.5 million for fiscal 2023. The 4.1% decrease was driven by decreased salary and stock-based compensation expense.

Index
Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.3 million to $3.7 million in fiscal 2024 as compared to $4.0 million for fiscal 2023. Pizza Inn franchise expenses decreased $0.1 million to $3.0 million for fiscal 2024 compared to $3.1 million for fiscal 2023. The 2.4% decrease was driven by decreases in advertising fees. Pie Five franchise expenses decreased $0.2 million to $0.7 million for fiscal 2024 compared to $0.9 million for fiscal 2023. The 25.2% decrease was driven by decreases in advertising fees and salaries.

Impairment of Long-lived Assets and Other Lease Charges

Impairment of long-lived assets and other lease charges was zero for fiscal 2024 compared to $5 thousand for fiscal 2023. The decrease was primarily due to impaired beverage equipment in the prior period.

Provision for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Provision for credit losses decreased by $4 thousand to $69 thousand for fiscal 2024 as compared to $73 thousand for fiscal 2023. The 4.7% decrease was driven by the write-off of bad debt, partially offset by the increase in accounts over 90 days.

Interest Expense and Income

Interest expense decreased $1 thousand for fiscal 2024 to zero compared to $1 thousand in the prior year. Interest income increased $153 thousand for fiscal 2024 to $153 thousand compared to zero in the prior year. The increase was primarily driven by interest received on U.S. Treasury bills.

Amortization and Depreciation Expense

Amortization and depreciation expense increased slightly for fiscal 2024, compared to fiscal 2023. The increase was primarily the result of higher amortization of intangible assets from an increase in expenditures for developing a new prototype.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023
Federal tax expense	$530	$394
State tax expense	89	143
Total income tax expense	$619	$537

For the year ended June 30, 2024, the Company recorded an income tax expense of $619 thousand. The federal and state tax expense was $530 thousand and $89 thousand, respectively. The change in both federal and state tax expense was primarily driven by the increase in net income, utilization of jurisdictional operating losses and a current year tax deduction for stock-based compensation. The Company utilized net operating losses to offset federal taxes. At the end of tax year ended June 30, 2024, the Company had federal net operating loss carryforwards totaling $18.9 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2021 through June 25, 2023. Tax years that remain subject to examination by state authorities are the years ended June 30, 2020 through June 25, 2023.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of any required valuation allowance.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

Index
Basic net income per common share increased $0.06 to net income of $0.17 per share for fiscal 2024 compared to a net income of $0.11 per share in the prior fiscal year. Diluted net income per common share increased $0.07 to net income of $0.17 per share for fiscal 2024 compared to a net income of $0.10 per share in the prior fiscal year. Net income increased $0.9 million to net income of $2.5 million for fiscal 2024 compared to a net income of $1.6 million for the prior fiscal year on revenues of $12.2 million for fiscal 2024 as compared to $11.9 million in fiscal 2023.

Adjusted EBITDA for the fiscal year ended June 30, 2024, increased to $3.2 million compared to $2.7 million for the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023
Net income	$2,473	$1,613
Interest (income) expense	(153)	1
Income taxes	619	537
Depreciation and amortization	219	214
EBITDA	$3,158	$2,365
Stock-based compensation expense	149	345
Severance	5	—
Impairment of long-lived assets and other lease charges	—	5
Franchisee default and closed store revenue	(156)	(13)
Adjusted EBITDA	$3,156	$2,702

Results of operations for the fiscal years 2024 and 2023 included 53 weeks and 52 weeks, respectively.

Liquidity and Capital Resources
Sources and Uses of Funds

During fiscal 2024, the Company’s primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $2.7 million in fiscal 2024 compared to cash provided by operating activities of $2.6 million in fiscal 2023. The primary driver of increased operating cash flow during fiscal 2024 was increased net income due to lower employee related expenses.

Cash flows from investing activities reflect purchases and maturities of short term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during fiscal 2024 was $4.9 million compared to cash used in investing activities of $15 thousand in fiscal 2023.

Cash flows used in financing activities generally reflect changes in the Company’s stock and debt activity during the period.  Net cash used in financing activities was $0.3 million for fiscal 2024 compared to net cash used in financing activities of $5.0 million for fiscal 2023. Net cash used by financing activities in fiscal 2024 was primarily attributable to taxes paid on vested Restricted Stock Units (“RSUs”). Net cash used by financing activities in fiscal 2023 was primarily attributable to repurchases of the Company’s stock.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2025 fiscal year and beyond.

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

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized pre-tax, non-cash impairment charges of zero and $5 thousand during fiscal 2024 and 2023, respectively. The Company had $0.1 million and $0.2 million in sublease income during fiscal 2024 and 2023, respectively.

Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements, advertising fund revenues, supplier incentive and convention contribution revenues. Franchise fees, area development and foreign master license agreement fees are amortized into revenue on a straight-line basis over the term of the related contract agreement. In the event of a closed franchise or defaulted development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or default. Royalties and advertising fund revenues, which are based on a percentage of franchise retail sales, are recognized as income as retail sales occur. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The Company assess whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight is given to evidence that can be objectively verified, including recent operating performance. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 30, 2024 and June 25, 2023, the Company had no uncertain tax positions.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See information set forth on Index to Consolidated Financial Statements and Supplementary Data appearing on page F-1 of this report on Form 10-K.

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

ITEM 9B.	OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Rave Restaurant Group, Inc.
Date: September 26, 2024	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 26, 2024

/s/ Jay D. Rooney Jay D. Rooney Chief Financial Officer (principal financial officer)	September 26, 2024

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 26, 2024

/s/ Robert B. Page
Robert B. Page
Director	September 26, 2024

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 26, 2024

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 26, 2024

Index
RAVE RESTAURANT GROUP, INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Rave Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc and subsidiaries (the “Company”) as of June 30, 2024 and June 25, 2023, and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 25, 2023, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Index
Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Assessment of Realizability of Deferred Tax Assets

Critical Audit Matter Description

As disclosed in Note A and Note E to the consolidated financial statements, the Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax carrying amounts of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset are expected to be settled or realized. The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of the recorded valuation allowance. As of June 30, 2024, the Company has deferred tax assets of approximately $4.8 million. Auditing management’s assessment of recoverability of deferred tax assets involved subjective estimation and complex auditor judgment in determining whether sufficient future taxable income, including projected pre-tax income, will be generated to support the realization of the existing deferred tax assets before expiration.

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

/s/ Whitley Penn LLP

Plano, Texas
September 26, 2024

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2024	June 25, 2023

REVENUES	$12,150	$11,889

COSTS AND EXPENSES
General and administrative expenses	5,267	5,490
Franchise expenses	3,656	3,956
Impairment of long-lived assets and other lease charges	—	5
Provision for credit losses	69	73
Interest (income) expense	(153)	1
Depreciation and amortization expense	219	214
Total costs and expenses	9,058	9,739
INCOME BEFORE TAXES	3,092	2,150
Income tax expense	(619)	(537)
NET INCOME	$2,473	$1,613

INCOME PER SHARE OF COMMON STOCK - BASIC	$0.17	$0.11

INCOME PER SHARE OF COMMON STOCK - DILUTED	$0.17	$0.10

Weighted average common shares outstanding - basic	14,446	15,323

Weighted average common shares outstanding - diluted	14,630	15,911

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2024	June 25, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,886	$5,328
Short term investments	4,945	—
Accounts receivable, less allowance for credit losses of $57 and $58, respectively	1,411	1,145
Notes receivable, current	68	105
Assets held for sale	33	19
Deferred contract charges, current	26	33
Prepaid expenses and other current assets	167	204
Total current assets	9,536	6,834

LONG-TERM ASSETS
Property and equipment, net	182	258
Operating lease right of use assets, net	817	1,227
Intangible assets definite-lived, net	252	328
Notes receivable, net of current portion	79	28
Deferred tax asset, net	4,756	5,342
Deferred contract charges, net of current portion	197	220
Total assets	$15,819	$14,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$359	$502
Accrued expenses	915	890
Operating lease liabilities, current	402	464
Deferred revenues, current	343	342
Total current liabilities	2,019	2,198

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	555	958
Deferred revenues, net of current portion	543	690
Total liabilities	3,117	3,846

COMMITMENTS AND CONTINGENCIES (SEE NOTE I)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,522,171 and 25,090,058 shares, respectively; outstanding 14,586,566 and 14,154,453 shares, respectively	255	251
Additional paid-in capital	37,563	37,729
Retained earnings	4,912	2,439
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders’ equity	12,702	10,391

Total liabilities and shareholders’ equity	$15,819	$14,237

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Capital		Shares	Amount
Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412
Stock compensation expense	—	—	345	—	—	—	345
Purchase of treasury stock	—	—	—	—	(3,357)	(4,979)	(4,979)
Net income	—	—	—	1,613	—	—	1,613
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Capital		Shares	Amount
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock compensation expense	—	—	149	—	—	—	149
Issuance of vested restricted stock units, net of shares withheld for taxes	432	4	(315)	—	—	—	(311)
Net income	—	—	—	2,473	—	—	2,473
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 30, 2024	June 25, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,473	$1,613
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short term investment	(50)	—
Impairment of long-lived assets and other lease charges	—	5
Stock-based compensation expense	149	345
Depreciation and amortization	135	141
Amortization of operating right of use assets	410	437
Amortization of intangible assets definite-lived	84	73
Non cash lease expense	46	—
Provision for credit losses	69	73
Deferred income tax	586	430
Changes in operating assets and liabilities:
Accounts receivable	(335)	763
Notes receivable	(119)	28
Deferred contract charges	30	7
Prepaid expenses and other current assets	37	(58)
Accounts payable - trade	(143)	(167)
Accrued expenses	25	(272)
Operating lease liabilities	(511)	(490)
Deferred revenues	(146)	(299)
Cash provided by operating activities	2,740	2,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short term investments	(10,115)	—
Maturities of short term investments	5,220	—
Payments received on notes receivable	105	212
Proceeds from sale of assets	3	7
Purchase of intangible assets definite-lived	(8)	(169)
Purchase of property and equipment	(76)	(65)
Cash used in investing activities	(4,871)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,979)
Taxes paid on issuance of restricted stock units	(311)	—
Payments on short term loan	—	(30)
Cash used in financing activities	(311)	(5,009)

Net decrease in cash and cash equivalents	(2,442)	(2,395)
Cash and cash equivalents, beginning of year	5,328	7,723
Cash and cash equivalents, end of year	$2,886	$5,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$1
Income taxes (net of refunds)	$5	$87

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc., and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out, express restaurants and ghost kitchens domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”.  The Company also licenses pizza kiosks under the “Pizza Inn” trademark. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third party distributors.

As of June 30, 2024,  we had 126 franchised Pizza Inn restaurants, 20 franchised Pie Five Units, and three licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”).  The 102 domestic franchised Pizza Inn restaurants were comprised of 78 pizza buffet restaurants (“Buffet Units”), six delivery/carry-out restaurants (“Delco Units”), 17 express restaurants (“Express Units”), and one ghost kitchen (“Pizza Inn Ghost Kitchen Units”).  As of June 30, 2024, there were 24 international franchised Pizza Inn restaurants.  Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 23%, 16%, 14% and 10%, respectively, of the total number of domestic units.

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

Short Term Investments:

The Company holds short term investments in treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Consolidated Statements of Income, when earned. Management has elected to classify all treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of June 30, 2024 and June 25, 2023, the Company held treasury bills valued at $4.9 million and zero, respectively, which are included within short term investments on the accompanying Consolidated Balance Sheets. Interest income is reflected in the accompanying Consolidated Statements of Income and Cash Flows. For the years ended June 30, 2024 and June 25, 2023, interest income recognized on the treasury bills was $151 thousand and zero, respectively.

Fair Value Measurements:

Assets and liabilities carried at fair value are categorized based on the level of judgment associated with the inputs used to measure their fair value. Authoritative guidance for fair value measurements establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three levels:

Level 1:	Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2:
Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date for the duration of the instrument’s anticipated life.

Level 3:	Inputs are unobservable and therefore reflect management’s best estimate of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the Company’s investments in U.S. Treasury bills at June 30, 2024 and June 25, 2023, was determined using level 1 observable inputs. Management believes the carrying amounts of other financial instruments at June 30, 2024 and June 25, 2023, including cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short term maturities.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value at June 30, 2024:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$4,944,929	$—	$—	$4,944,929
	$4,944,929	$—	$—	$4,944,929

The Company did not have any financial assets or liabilities at June 25, 2023 that were measured at fair value. The Company has no financial assets or liabilities classified within Level 3 of the valuation hierarchy.

These items are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 30, 2024 and June 25, 2023, the Company had cash and cash equivalent balances in excess of FDIC insurance coverage of approximately $2.4 million and $5.1 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

The Company invests in U.S. Treasury bills, which are considered short term investments. While U.S. Treasury bills are not insured by the FDIC, they are backed by the full faith and credit of the United States government. As a result, the Company believes the credit risk associated with these investments is minimal.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets.  At June 30, 2024 and June 25, 2023, and at various times during the fiscal years then ended, the Company had concentrations of credit risk with four franchisees on notes receivables with both short and long term maturities.  As of June 30, 2024, the Company had one short term notes receivable and three long term notes receivable with four franchisees. The financed asset sales were executed with a weighted average interest rate of 4.8%. Principal payments are due monthly and mature from January 1, 2025 to January 1, 2027.

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

Impairment of Long-Lived Asset and other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. The Company recognized, pre-tax, non-cash impairment charges of zero and $5 thousand during fiscal 2024 and 2023, respectively. The Company had $0.1 million and $0.2 million in sublease income during fiscal 2024 and 2023, respectively.

Accounts Receivable and Allowance for Credit Losses:

Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions.  The Company records an allowance for credit losses to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s  prior collection experience, customer creditworthiness and current economic trends.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables. The interest income recorded from finance charges is immaterial.

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high risk accounts receivable. Provision for credit losses decreased by $4 thousand to $69 thousand in fiscal 2024 compared to $73 thousand in fiscal 2023 primarily related to collectability concerns on international accounts receivable.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	June 30, 2024	June 25, 2023
Beginning balance	$58	$27
Provision for credit losses	69	73
Amounts written off	(70)	(42)
Ending balance	$57	$58

Notes Receivable:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets.  The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees.  All notes allow for early payment without penalty.  Fixed principal payments are due monthly.  Notes receivable mature at various dates through 2027 and bore interest at a weighted average rate of 4.8% at June 30, 2024.

Notes receivable are reported at original issue amount less principal repaid, reduced by an allowance for credit losses. An allowance for expected credit losses is determined based on a specific assessment of all notes that are delinquent or determined to be doubtful to be collected. Notes are considered delinquent if the repayment terms are not met. All amounts deemed to be uncollectible are charged against the allowance for credit losses in the period that determination is made.

The allowance for credit losses for notes receivable incorporates an estimate of lifetime expected credit losses and is recorded on each note upon asset origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As of June 30, 2024 and June 25, 2023, there were no modifications to notes receivable.

In evaluating the notes receivable, the Company determines that the notes are pooled based on historical collections and write-offs for purposes of determining its allowance for credit losses related to notes receivable. These notes have an amortized cost of approximately $147 thousand and $133 thousand at June 30, 2024 and June 25, 2023, respectively. Historical loss information for notes receivable at the Company shows a 0% loss rate over the contractual term.

As of June 30, 2024 and June 25, 2023, the Company has not recorded any allowance for credit losses related to the notes receivable balances. Additionally, as of June 30, 2024 and June 25, 2023, the Company did not have any notes receivable with past due or non-accrual status. The total amount of write-offs of notes receivable were zero for the fiscal years ended June 30, 2024 and June 25, 2023.

Index
The expected principal collections on notes receivable for the next two years are as follows as of June 30, 2024 (in thousands):

Notes Receivable
2025	$68
2026	79
$147

Income Taxes:

Income taxes are accounted for using the asset and liability method pursuant to the authoritative guidance on ASC 740 Accounting for Income Taxes.  Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of any required valuation allowance.

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

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement, which typically range from five to 20 years. Fees received for renewal periods are amortized over the life of the renewal period. In the event of a closed franchise or defaulted development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or default.

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

Rental income is income from our subleasing of some of our restaurant space to third parties.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023

Franchise royalties	$4,844	$4,978
Supplier and distributor incentive revenues	4,833	4,418
Franchise license fees	281	152
Area development exclusivity fees and foreign master license fees	15	18
Advertising funds contributions	1,814	1,943
Supplier convention funds	217	172
Rental income	131	186
Other	15	22
	$12,150	$11,889

The opening balance of accounts receivable on June 26, 2022 was $2.0 million.  The opening balance of deferred revenues on June 26, 2022 was $1.3 million.  Revenue recognized in fiscal 2024 that was in the deferred revenue balance at June 25, 2023 was $0.5 million.

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

RSUs represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. Compensation cost for RSUs is measured as an amount equal to the fair value of the RSUs on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

Fair Value of Financial Instruments:

The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Contingencies:

Provisions for legal settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with the authoritative guidance on ASC 450 Accounting for Contingencies.  If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued.  Legal and related professional services costs to defend litigation are expensed as incurred.

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

Fiscal Year:

The Company’s fiscal year ends on the last Sunday in June. The fiscal year ended June 30, 2024 contained 53 weeks and the fiscal year ended June 25, 2023 contained 52 weeks.

Recently Adopted Accounting Guidance:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB issued several clarifying standard updates to clarify and improve the ASU. These ASUs significantly change how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model that will be based on an estimate of current expected credit loss (“CECL”). Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in Topic 326 were trade accounts receivable and notes receivable.

The Company adopted the standard effective June 26, 2023. The impact of the adoption was not considered material to the financial statements and primarily resulted in new and enhanced disclosures only.

NOTE B - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

Property and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 30, 2024	June 25, 2023

Equipment, furniture and fixtures	3 - 7 yrs	$1,173	$1,114
Leasehold improvements	10 yrs or lease term, if shorter	472	472
		1,645	1,586
Less: accumulated depreciation/amortization		(1,463)	(1,328)
		$182	$258

Depreciation and amortization expense for property and equipment was approximately $135 thousand and $141 thousand for the fiscal years ended June 30, 2024 and June 25, 2023, respectively.

Intangible assets consist of the following (in thousands):

		June 30, 2024			June 25, 2023
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(258)	$20	$278	$(248)	$30
Name change	15 years	70	(44)	26	70	(39)	31
Prototypes	5 years	347	(141)	206	339	(72)	267
		$695	$(443)	$252	$687	$(359)	$328

Amortization expense for intangible assets was approximately $84 thousand and $73 thousand for the fiscal years ended June 30, 2024  and June 25, 2023, respectively.

NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 30, 2024	June 25, 2023
Compensation	$771	$776
Professional fees	127	93
Other	17	21
	$915	$890

Index
NOTE D - EMPLOYEE RETENTION CREDIT:

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. As of June 30, 2024, $0.6 million has been received and $0.1 million is still outstanding and included within accounts receivable on the accompanying Consolidated Balance Sheets.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023
Current - Federal	$—	$—
Current - State	(33)	(107)
Deferred - Federal	(530)	(394)
Deferred - State	(56)	(36)
Provision for income taxes	$(619)	$(537)

The effective income tax rate varied from the statutory rate for the fiscal years ended June 30, 2024 and June 25, 2023 as reflected below (in thousands):

	June 30, 2024	June 25, 2023
Federal income taxes based on a statutory rate of 21%	$(649)	$(452)
State income taxes (net of federal benefit)	(82)	(119)
Permanent adjustments	128	(7)
Return to provision	(16)	49
Other	—	(8)
Provision for income taxes	$(619)	$(537)

Index
The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 30, 2024	June 25, 2023
Allowance for bad debt	$13	$13
Deferred fees	58	49
Other reserves and accruals	475	619
Operating lease liabilities	222	330
Credit carryforwards	156	156
Net operating loss carryforwards	4,057	4,521
Total deferred tax assets	$4,981	$5,688

Right-of-use asset	(190)	(285)
Other deferred tax liabilities	(35)	(61)
Total deferred tax liabilities	$(225)	$(346)

Net deferred tax asset	$4,756	$5,342

The Company utilized net operating losses to offset federal taxes. At the end of tax year June 30, 2024, the Company had federal net operating loss carryforwards totaling $18.9 million that are available to reduce future taxable income and will begin to expire in 2035.Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2021 through June 25, 2023. Tax years that remain subject to examination by state authorities are the years ended June 30, 2020 through June 25, 2023.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of any required valuation allowance. As of June 30, 2024 and June 25, 2023, the Company determined that no valuation allowance was necessary.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

NOTE F - LEASES:

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

Future minimum rental payments for guaranteed leases with initial or remaining terms of one year or more at June 30, 2024 were as follows (in thousands):

Guaranteed Leases
2025	$252
2026	108
2027	87
2028	87
$534

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

The components of total lease expense for the fiscal years ended June 30, 2024 and June 25, 2023, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Consolidated Statements of Income, are as follows (in thousands):

	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 25, 2023
Operating lease cost	$447	$494
Sublease income	(131)	(186)
Total lease expense, net of sublease income	$316	$308

Index
Supplemental cash flow information related to operating leases is included in the table below (in thousands):

	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities	$511	$558

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	Fiscal Year Ended June 30, 2024	Fiscal Year Ended June 25, 2023
Weighted average remaining lease term	1.5 Years	2.1 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2025	$433
2026	382
2027	191
Total operating lease payments	$1,006
Less: imputed interest	$(49)
Total operating lease liability	$957

Premises previously occupied by Company-owned restaurants were leased for initial terms of five to ten years, and each has multiple renewal terms. Certain lease agreements contain either a provision requiring additional rent if sales exceed specified amounts or an escalation clause based upon a predetermined multiple.

Future minimum sublease rental income under active non-cancelable leases with initial or remaining terms of one year or more at June 30, 2024 were as follows (in thousands):

Sublease Rental Income
2025	$53
$53
NOTE G - EMPLOYEE BENEFITS:

The Company has a tax advantaged savings plan that is designed to meet the requirements of Section 401(k) of the Internal Revenue Code (the “Code”). Employees who have completed three months of service and are at least 21 years of age are eligible to participate in the plan. The plan provides that participating employees may elect to have between 1% and 100% of their compensation deferred and contributed to the plan subject to certain IRS limitations. The Company has a discretionary matching contribution. Separate accounts are maintained with respect to contributions made on behalf of each participating employee. Employer matching contributions and earnings thereon are invested in the same investments as each participant’s employee deferral. The plan is subject to the provisions of the Employee Retirement Income Security Act, as amended, and is a profit-sharing plan as defined in Section 401(k) of the Code.

For the fiscal years ended June 30, 2024 and June 25, 2023, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $21 thousand and $24 thousand, respectively.

NOTE H - STOCK-BASED COMPENSATION PLANS:

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

Index
Stock-based compensation expense is included in general and administrative expense in the accompanying Consolidated Statements of Income.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended		Fiscal Year Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	151,750	111,750	$5.19	$6.67

Granted	—	40,000	—	1.06
Exercised	—	—	—	—
Forfeited/Canceled/Expired	(37,464)	—	(6.12)	—

Outstanding at end of year	114,286	151,750	$4.89	$5.19

Exercisable at end of year	114,286	111,750	$4.89	$6.67

The intrinsic value of options outstanding at June 30, 2024 was $37 thousand.

The following table provides information on options outstanding and options exercisable as of June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 30, 2024	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 30, 2024	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	7.99	$1.06	40,000	$1.06
$3.31 - 3.95	50,000	1.99	$3.95	50,000	$3.95
$6.26 - 13.11	24,286	1.01	$13.11	24,286	$13.11
	114,286	3.88	$4.89	114,286	$4.89

The following assumptions were used to estimate the fair value of stock options for the years ended:

	June 30, 2024	June 25, 2023
Fair value of awards	$—	$1.06
Risk-free interest rate	0.0%	2.9%
Dividend yield	$—	$—
Volatility factor	0.0%	79.6%
Expected life	0.0 Years	5.5 Years

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

No stock compensation expense related to stock options was recognized in fiscal 2024. $15 thousand of stock compensation expense related to stock options was recognized in fiscal 2023. There were no stock options that were unvested at June 30, 2024. 40,000 of the stock options vested on June 27, 2023 and, therefore, there was zero unamortized stock compensation expense at June 30, 2024.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2024 and 2023, 131,460 and zero performance-based RSUs, respectively, were granted to certain employees. For the years ended June 30, 2024 and June 25, 2023, the Company had stock compensation expense of $149 thousand and $329 thousand, respectively, related to RSUs. As of June 30, 2024, there was $145 thousand, $91 thousand and $27 thousand unamortized stock compensation expense related to RSUs, which should be recognized during fiscal years 2025, 2026 and 2027, respectively.

The restricted stock units granted to each recipient are allocated among performance criteria pertaining to various aspects of the Company’s business, as well as its overall operations, measured based on the second fiscal year following the date of grant.  Achievement of the various performance criteria entitles the recipient to receive shares of common stock in amounts ranging from 50% to 150% of the number of restricted stock units granted.  Grantees of restricted stock units do not have any rights of a stockholder, and do not participate in any distributions on our common stock, until the award fully vests upon satisfaction of the vesting schedule, performance criteria and other conditions set forth in their award agreement. Contingent unvested restricted stock units are considered participating securities under ASC 260, “Earnings Per Share,” and are included in the calculation of diluted earnings per share at the beginning of the most recent quarterly period when the performance targets and vesting are probable to be met.

Compensation cost is measured as an amount equal to the fair value of the restricted stock units on the date of grant and is expensed over the vesting period if achievement of the performance criteria is deemed probable, with the amount of the expense recognized based on the best estimate of the ultimate achievement level.

A summary of the status of restricted stock units as of June 30, 2024 and June 25, 2023, and changes during the fiscal years then ended is presented below:

	June 30, 2024	June 25, 2023
Unvested at beginning of year	885,687	885,687
Performance adjustment	(58,035)	—
Granted during the year	131,460	—
Vested during the year	(588,589)	—
Forfeited during the year	(101,460)	—
Unvested at end of year	269,063	885,687

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

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023
Net income available to common shareholders	$2,473	$1,613
Adjusted net income	$2,473	$1,613

BASIC:
Weighted average common shares	14,446	15,323

Net income per common share	$0.17	$0.11

DILUTED:
Weighted average common shares	14,446	15,323
Dilutive stock options and restricted stock units	184	588
Weighted average common shares outstanding	14,630	15,911

Net income per common share	$0.17	$0.10

We had 94,769 and 151,750 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 30, 2024 and June 25, 2023, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero. These options expire at varying times from fiscal 2025 through fiscal 2032. We had 105,000 and 271,825 restricted stock units for years ended June 30, 2024 and June 25, 2023, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because the performance criteria had not been met and vesting was not probable.

NOTE K - SEGMENT REPORTING:

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

Corporate administration and other assets primarily include cash and short term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of and for the fiscal years ended June 30, 2024 and June 25, 2023 (in thousands):

	Fiscal Year Ended
	June 30, 2024	June 25, 2023
Net sales and operating revenues:
Pizza Inn Franchising	$10,295	$9,810
Pie Five Franchising	1,724	1,893
Corporate administration and other	131	186
Consolidated revenues	$12,150	$11,889

Depreciation and amortization:
Corporate administration and other	$219	$214
Depreciation and amortization	$219	$214

Income before taxes:
Pizza Inn Franchising	$7,310	$6,751
Pie Five Franchising	1,053	996
Combined	8,363	7,747
Corporate administration and other	(5,271)	(5,597)
Income before taxes	$3,092	$2,150

The following table provides information on our foreign and domestic revenues:

Geographic information (revenues):
United States	$11,940	$11,627
Foreign countries	210	262
Consolidated revenues	$12,150	$11,889