Form 10-Q
period 2024-09-29
RAVE RESTAURANT GROUP, INC.
filed 2024-11-07
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2024 or
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

As of October 31, 2024, 14,711,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2024	September 24, 2023
REVENUES	$3,050	$3,087

COSTS AND EXPENSES
General and administrative expenses	1,416	1,319
Franchise expenses	995	1,172
Provision (recovery) for credit losses	(17)	25
Interest income	(82)	(2)
Depreciation and amortization expense	43	55
Total costs and expenses	2,355	2,569

INCOME BEFORE TAXES	695	518
Income tax expense	169	132
NET INCOME	$526	$386

INCOME PER SHARE OF COMMON STOCK
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,587	14,154
Diluted	14,799	14,762

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 29, 2024	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,383	$2,886
Short-term investments	7,050	4,945
Accounts receivable, less allowance for credit losses of $40 and $57, respectively	1,365	1,411
Notes receivable, current	67	68
Assets held for sale	27	33
Deferred contract charges, current	24	26
Prepaid expenses and other current assets	340	167
Total current assets	10,256	9,536

LONG-TERM ASSETS
Property and equipment, net	159	182
Operating lease right-of-use assets, net	720	817
Intangible assets definite-lived, net	232	252
Notes receivable, net of current portion	70	79
Deferred tax asset, net	4,613	4,756
Deferred contract charges, net of current portion	235	197
Total assets	$16,285	$15,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$443	$359
Accrued expenses	974	915
Operating lease liabilities, current	383	402
Deferred revenues, current	198	343
Total current liabilities	1,998	2,019

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	465	555
Deferred revenues, net of current portion	521	543
Total liabilities	2,984	3,117

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,522,171 and 25,522,171 shares, respectively; outstanding 14,586,566 and 14,586,566 shares, respectively	255	255
Additional paid-in capital	37,636	37,563
Retained earnings	5,438	4,912
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders’ equity	13,301	12,702

Total liabilities and shareholders’ equity	$16,285	$15,819

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	—	—	73	—	—	—	73
Net income	—	—	—	526	—	—	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	September 29, 2024	September 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$526	$386
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(66)	—
Stock-based compensation expense	73	79
Depreciation and amortization	23	34
Amortization of operating right-of-use assets	97	112
Amortization of definite-lived intangible assets	20	21
Non-cash lease expense	9	—
Provision (recovery) for credit losses	(17)	25
Deferred income tax	143	108
Changes in operating assets and liabilities:
Accounts receivable	63	48
Notes receivable	—	(48)
Deferred contract charges	(36)	20
Prepaid expenses and other current assets	(173)	(184)
Accounts payable - trade	84	81
Accrued expenses	59	281
Operating lease liabilities	(118)	(127)
Deferred revenues	(167)	(208)
Cash provided by operating activities	520	628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,039)	—
Maturities of short-term investments	3,000	—
Payments received on notes receivable	10	15
Proceeds from sale of assets	6	—
Purchase of definite-lived intangible assets	—	(5)
Purchase of property and equipment	—	(22)
Cash used in investing activities	(2,023)	(12)

Net (decrease)/increase in cash and cash equivalents	(1,503)	616
Cash and cash equivalents, beginning of period	2,886	5,328
Cash and cash equivalents, end of period	$1,383	$5,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes (net of refunds)	$50	$5

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Short-Term Investments
The Company holds short-term investments in treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of September 29, 2024 and June 30, 2024, the Company held treasury bills valued at $7.1 million and $4.9 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 29, 2024 and September 24, 2023, interest income recognized on the treasury bills was $76 thousand and $2 thousand, respectively.

Fair Value Measurements
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

The fair value of the Company’s investments in U.S. Treasury bills at September 29, 2024 and September 24, 2023, was determined using level 1 observable inputs. Management believes the carrying amounts of other financial instruments at September 29, 2024 and September 24, 2023, including cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

Index
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value at September 29, 2024:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$7,050,421	$—	$—	$7,050,421
	$7,050,421	$—	$—	$7,050,421

The Company did not have any financial assts or liabilities at September 24, 2023 that were measured at fair value. The Company has no financial assets or liabilities classified within Level 3 of the valuation hierarchy.

These items are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable consist primarily of receivables generated from franchise royalties and supplier concessions. The Company records an allowance for credit losses to allow for any amounts that may be unrecoverable based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Finance charges may be accrued at a rate of 18% per year, or up to the maximum amount allowed by law, on past due receivables. The interest income recorded from finance charges is immaterial.

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 29, 2024, recoveries for credit losses was $17 thousand compared to provision for credit losses of $25 thousand for the same period in the prior fiscal year. During the three month period ended September 29, 2024, the Company recorded a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	September 29, 2024	September 24, 2023
Beginning balance	$57	$58
Provision (recovery) for credit losses	(17)	25
Amounts written off	—	(72)
Ending balance	$40	$11

Fiscal Quarters
The three month periods ended September 29, 2024 and September 24, 2023 each contained 13 weeks.

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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280), which requires companies to enhance disclosure of significant reportable segment expenses. The new guidance is effective for the Company after December 15, 2024. Management believes that adopting this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures as a result of adopting this standard.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires companies to provide a more granular breakdown of the components that make up their effective tax rate and additional disclosures about the nature and effect of significant reconciling items. The new guidance is effective for the Company after December 15, 2024. Management believes that adopting this standard will not have a material impact on the Company’s consolidated financial statements and related disclosures as a result of adopting this standard.

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

Index
The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Franchise Revenues

Franchise revenues consist of 1) franchise royalties, 2) supplier and distributor incentive revenues, 3) franchise license fees, 4) area development exclusivity fees and foreign master license fees, 5) advertising fund contributions, and 6) supplier convention funds.

Franchise royalties, which are based on a percentage of net retail sales, are recognized as sales occur.

Supplier and distributor incentive revenues are recognized when title to the underlying commodities transfer.

Franchise license fees are typically billed upon execution of the franchise agreement and amortized over the term of the franchise agreement, which typically range from five to 20 years. Fees received for renewal periods are amortized over the life of the renewal period. In the event of a closed franchise or terminated development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or termination.

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

Rental Income

The Company subleases some of its restaurant space to a third-party. The Company’s sublease has terms that end in 2025. The sublease agreement is non-cancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 29, 2024	September 24, 2023
Franchise royalties	$1,121	$1,225
Supplier and distributor incentive revenues	1,192	1,100
Franchise license fees	28	101
Area development exclusivity fees and foreign master license fees	3	4
Advertising fund contributions	464	422
Supplier convention funds	217	187
Rental income	23	46
Other	2	2
	$3,050	$3,087

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

Index
Note B - Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Condensed Consolidated Balance Sheets through a right-of-use asset and a corresponding lease liability. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. The Company does not presently have any short-term leases.

Operating lease right-of-use assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease right-of-use asset also includes any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Restaurant Space Agreements

The Company subleases some of its restaurant space to a third-party. The Company’s sublease has terms that end in 2025. The sublease agreement is non-cancelable through the end of the term and both parties have substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Information Technology Equipment

The Company rents information technology equipment, primarily printers and copiers, from a third-party for its corporate office location. Information technology equipment agreements are typically structured with non-cancelable terms of one to five years. The Company has concluded that its information technology equipment commitments are operating leases.

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

The components of total lease expense for the three months ended September 29, 2024 and September 24, 2023, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended	Three Months Ended
	September 29, 2024	September 24, 2023
Operating lease cost	$104	$123
Sublease income	(23)	(47)
Total lease expense, net of sublease income	$81	$76

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	September 29, 2024	September 24, 2023
Weighted average remaining lease term	1.6 Years	1.8 Years
Weighted average discount rate	4.0%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2025	$314
2026	382
2027	191
Total operating lease payments	$887
Less: imputed interest	(39)
Total operating lease liability	$848

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

Note D - Stock-Based Compensation

Stock Options:

For the three months ended September 29, 2024 and September 24, 2023, the Company recognized stock-based compensation expense related to stock options of zero. As of September 29, 2024, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three months ended
	September 29, 2024	September 24, 2023
	Shares	Shares
Outstanding at beginning of year	114,286	151,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	(8,664)

Outstanding at end of period	114,286	143,086

Exercisable at end of period	114,286	143,086

Restricted Stock Units:

For the three months ended September 29, 2024 and September 24, 2023, the Company had stock-based compensation expense related to RSUs of $73 thousand and $79 thousand, respectively. As of September 29, 2024, there was $191 thousand unamortized stock-based compensation expense related to RSUs.

As of September 29, 2024 and September 24, 2023, the RSUs will be amortized during the next 25 and one months, respectively. A summary of the status of RSUs as of September 29, 2024, and changes during the three months then ended is presented below:

	Three months ended
	September 29, 2024	September 24, 2023
	Shares	Shares
Unvested at beginning of year	269,063	885,687
Performance adjustment	30,771	(25,223)
Granted	—	—
Issued	—	—
Forfeited	—	—
Unvested at September 29, 2024	299,834	860,464

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 29, 2024	September 24, 2023
Net income available to common shareholders	$526	$386

BASIC:
Weighted average common shares	14,587	14,154

Net income per common share	$0.04	$0.03

DILUTED:
Weighted average common shares	14,587	14,154
Dilutive stock options and restricted stock units	212	608
Weighted average common shares outstanding	14,799	14,762

Net income per common share	$0.04	$0.03

For the three months ended September 29, 2024, exercisable options to purchase 71,886 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 29, 2024, 105,000 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end.

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

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three months ended
	September 29, 2024	September 24, 2023
Federal tax expense	$143	$108
State tax expense	26	24
Total income tax expense	$169	$132

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

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenue for these segments are derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third-party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Index
Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three months ended September 29, 2024 and September 24, 2023 (in thousands):

	Three Months Ended
	September 29, 2024	September 24, 2023
Net sales and operating revenues:
Pizza Inn Franchising	$2,720	$2,604
Pie Five Franchising	307	436
Corporate administration and other	23	47
Consolidated revenues	$3,050	$3,087

Depreciation and amortization:
Corporate administration and other	$43	$55
Depreciation and amortization	$43	$55

Income before taxes:
Pizza Inn Franchising	$1,831	$1,661
Pie Five Franchising	201	209
Combined	2,032	1,870
Corporate administration and other	(1,337)	(1,352)
Income before taxes	$695	$518

Geographic information (revenues):
United States	$2,987	$3,034
Foreign countries	63	53
Consolidated revenues	$3,050	$3,087

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2024 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2024. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At September 29, 2024, franchised and licensed units consisted of the following:

Three Months Ended September 29, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	102	$25,370	20	$2,978	122	$28,348

International Franchised	26	$1,774	—	$—	26	$1,774

The domestic units were located in 15 states predominantly situated in the southern half of the United States. The international units were located in eight foreign countries.

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

●	“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the days in a reporting period that each restaurant was open.
●	“Non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.
●	“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 29, 2024 increased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 29, 2024	September 24, 2023
Net income	$526	$386
Interest income	(82)	(2)
Income taxes	169	132
Depreciation and amortization	43	55
EBITDA	$656	$571
Stock-based compensation expense	73	79
Franchisee default and closed store revenue	(9)	(64)
Adjusted EBITDA	$720	$586

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 29, 2024	September 24, 2023
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$24,499	$25,011
Delco/Express Units - Franchised	859	999
PIE Units - Licensed	10	20
Pizza Inn Ghost Kitchen Units - Franchised	2	—
Total Domestic Retail Sales	$25,370	$26,030

Pizza Inn Comparable Store Retail Sales - Total Domestic	24,004	24,524

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	78	75
Delco/Express Units - Franchised	23	37
PIE Units - Licensed	2	4
Pizza Inn Ghost Kitchen	1	—
Total Domestic Units	104	116

Index
Pizza Inn total domestic retail sales decreased by $0.7 million, or 2.5%, for the three months ended September 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 75 to 78. Comparable store retail sales decreased by $0.5 million, or 2.1%, for the three month period ended September 29, 2024 as compared to the same period of the prior fiscal year. For the three months ended September 29, 2024, the decrease in domestic retail sales were primarily the result of the decrease in comparable domestic store retail sales, offset by an increase in Buffet Units.

The following chart summarizes Pizza Inn restaurant activity for the three months ended September 29, 2024:

	Three Months Ended September 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	78	—	—	—	1	77
Delco/Express Units - Franchised	23	—	—	—	—	23
PIE Units - Licensed	3	—	—	—	2	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	105	—	—	—	3	102

International Units (all types)	24	2	—	—	—	26

Total Units	129	2	—	—	3	128

There was a net decrease of three units in the total domestic Pizza Inn unit count during the three months ended September 29, 2024. There were zero transfers in the total domestic Pizza Inn unit count during the three months ended September 29, 2024. For the three months ended September 29, 2024, the number of international Pizza Inn units increased by two units. There were zero transfers in the total international Pizza Inn unit count during the three months ended September 29, 2024. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 29, 2024	September 24, 2023
Pie Five Retail Sales - Total Units	(in thousands, except unit data)

Pie Five Units - Franchised	$2,885	$4,767
Pie Five Ghost Kitchen Units - Franchised	93	—
Total Domestic Retail Sales	$2,978	$4,767

Pie Five Comparable Store Retail Sales - Total	$2,883	$3,156

Pie Five Average Units Open in Period

Pie Five Units - Franchised	18	27
Pie Five Ghost Kitchen Units - Franchised	2	—
Total Domestic Units	20	27

Pie Five total domestic retail sales decreased by $1.8 million, or 37.5%, for the three months ended September 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 27 to 20. Comparable store retail sales decreased by $0.3 million, or 8.7%, for the three month period ended September 29, 2024 as compared to the same period of the prior fiscal year. For the three months ended September 29, 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three months ended September 29, 2024:

Index
	Three Months Ended September 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	—	—	—	18
Pie Five Ghost Kitchen Units - Franchised	2	—	—	—	—	2
Total Domestic Units	20	—	—	—	—	20

The Pie Five units remained stable during the three months ended September 29, 2024. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

The Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three months ended September 29, 2024 and September 24, 2023 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
REVENUES:
Franchise and license revenues	$2,720	$2,604	$306	$435	$—	$—	$3,026	$3,039
Rental income	—	—	—	—	23	47	23	47
Other income	—	—	1	1	—	—	1	1
Total revenues	2,720	2,604	307	436	23	47	3,050	3,087

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,416	1,319	1,416	1,319
Franchise expenses	889	943	106	229	—	—	995	1,172
Provision (recovery) for credit losses	—	—	—	—	(17)	25	(17)	25
Interest income	—	—	—	(2)	(82)	—	(82)	(2)
Depreciation and amortization expense	—	—	—	—	43	55	43	55
Total costs and expenses	889	943	106	227	1,360	1,399	2,355	2,569

INCOME/(LOSS) BEFORE TAXES	$1,831	$1,661	$201	$209	$(1,337)	$(1,352)	$695	$518

Index
Revenues:

Revenues are derived from franchise royalties, supplier and distributor incentives, franchise license fees, area development exclusivity fees and foreign master license fees, advertising funds, supplier convention funds, sublease rental income, and other income. The volume of supplier incentive revenues is dependent on the level of chain-wide retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended September 29, 2024 and for the same period in the prior fiscal year were $3.1 million and $3.1 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.1 million to $2.7 million for the three month period ended September 29, 2024 as compared to the same period in the prior fiscal year. The 4.5% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.3 million for the three month period ended September 29, 2024 as compared to the same period in the prior fiscal year. The 29.7% decrease was driven by decreases in domestic royalties.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses increased by $0.1 million to $1.4 million for the three month period ended September 29, 2024 as compared to the same period of the prior fiscal year. The 7.4% increase was driven by increases in legal fees, primarily due to decreases in legal settlement recoveries.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.2 million to $1.0 million for the three month period ended September 29, 2024 as compared to the same period of the prior fiscal year. The 15.1% decrease was driven by decreases in advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 29, 2024, recoveries for credit losses was $17 thousand compared to provision for credit losses of $25 thousand for the same period in the prior fiscal year. During the three month period ended September 29, 2024, the Company recorded a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved.

Interest Expense and Income

Interest expense was zero for the three months ended September 29, 2024 compared to zero for the same fiscal period of the prior year. Interest income increased by $80 thousand to $82 thousand for the three month period ended September 29, 2024 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Amortization and Depreciation Expense

Amortization and depreciation expense decreased by $12 thousand to $43 thousand for the three month period ended September 29, 2024 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment.

Index
Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three months ended
	September 29, 2024	September 24, 2023
Federal tax expense	$143	$108
State tax expense	26	24
Total income tax expense	$169	$132

For the three months ended September 29, 2024 and September 24, 2023, the Company recorded an income tax expense of $169 thousand and $132 thousand, respectively. The increase was driven by increases in federal taxes, primarily due to higher taxable income.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for the valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Basic net income per share increased $0.01 per share to $0.04 per share for the three months ended September 29, 2024, compared to the comparable period in the prior fiscal year. The Company had net income of $0.5 million for the three months ended September 29, 2024 compared to net income of $0.4 million in the comparable period in the prior fiscal year, on revenues of $3.1 million for the three months ended September 29, 2024 compared to $3.1 million in the comparable period in the prior fiscal year. The stability in revenue was primarily due to increases in supplier and distributor incentives, offset by a decrease in domestic royalties.

Liquidity and Capital Resources

During the three month period ended September 29, 2024, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $0.5 million for the three month period ended September 29, 2024 compared to cash provided by operating activities of $0.6 million for the three month period ended September 24, 2023. The primary driver of decreased operating cash flow during the three month period ended September 29, 2024 was decreased accrued expenses related to payroll and related costs.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the three month period ended September 29, 2024 was $2.0 million compared to cash used in investing activities of $12 thousand for the three months ended September 24, 2023. Net cash used by investing activities during the three month period ended September 29, 2024 was primarily attributable to increased purchases of U.S. treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for the three month periods ended September 29, 2024 and September 24, 2023.

Management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

Employee Retention Credit

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. As of September 29, 2024, $0.6 million has been received and $0.1 million is still outstanding and included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 29, 2024 and June 30, 2024, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.3
Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-K/A filed on September 30, 2019 and incorporated herein by reference).*

10.4
Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.5
First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.6
Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2024 and incorporated herein by reference).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

Dated: November 7, 2024