Form 10-Q
period 2024-12-29
RAVE RESTAURANT GROUP, INC.
filed 2025-02-06
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2024 or
☐
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

As of January 30, 2025, 14,711,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
REVENUES	$2,869	$2,746	$5,919	$5,833

COSTS AND EXPENSES
General and administrative expenses	1,314	1,341	2,730	2,660
Franchise expenses	829	844	1,824	2,016
Provision (recovery) for credit losses	9	10	(8)	35
Interest income	(87)	(46)	(169)	(48)
Depreciation and amortization expense	53	57	96	112
Total costs and expenses	2,118	2,206	4,473	4,775
INCOME BEFORE TAXES	751	540	1,446	1,058
Income tax expense (benefit)	144	(13)	313	119
NET INCOME	$607	$553	$1,133	$939

INCOME PER SHARE OF COMMON STOCK
Basic	$0.04	$0.04	$0.08	$0.07
Diluted	$0.04	$0.04	$0.08	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,690	14,444	14,638	14,299
Diluted	14,716	14,465	14,660	14,319

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 29, 2024	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,871	$2,886
Short-term investments	6,045	4,945
Accounts receivable, less allowance for credit losses of $42 and $57, respectively	1,115	1,411
Notes receivable, current	65	68
Assets held for sale	26	33
Deferred contract charges, current	23	26
Prepaid expenses and other current assets	207	167
Total current assets	10,352	9,536

LONG-TERM ASSETS
Property and equipment, net	171	182
Operating lease right-of-use assets, net	648	817
Intangible assets definite-lived, net	211	252
Notes receivable, net of current portion	56	79
Deferred tax asset, net	4,492	4,756
Deferred contract charges, net of current portion	185	197
Total assets	$16,115	$15,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$455	$359
Accrued expenses	498	915
Operating lease liabilities, current	371	402
Deferred revenues, current	116	343
Total current liabilities	1,440	2,019

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	393	555
Deferred revenues, net of current portion	503	543
Total liabilities	2,336	3,117

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,522,171 shares, respectively; outstanding 14,711,566 and 14,586,566 shares, respectively	256	255
Additional paid-in capital	37,506	37,563
Retained earnings	6,045	4,912
Treasury stock, at cost
Shares in treasury: 10,935,605 and 10,935,605 respectively	(30,028)	(30,028)
Total shareholders' equity	13,779	12,702

Total liabilities and shareholders' equity	$16,115	$15,819

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in		Treasury Stock
	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856
Stock-based compensation expense	—	—	3	—	—	—	3
RSU vested and taxes paid on RSUs	432	4	(315)	—	—	—	(311)
Net income	—	—	—	553	—	—	553
Balance, December 24, 2023	25,522	$255	$37,496	$3,378	(10,936)	$(30,028)	$11,101

	Common Stock		Additional Paid-in		Treasury Stock
	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	—	—	73	—	—	—	73
Net income	—	—	—	526	—	—	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301
Stock-based compensation expense	—	—	53	—	—	—	53
RSU vested and taxes paid on RSUs	125	1	(183)	—	—	—	(182)
Net income	—	—	—	607	—	—	607
Balance, December 29, 2024	25,647	$256	$37,506	$6,045	(10,936)	$(30,028)	$13,779

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2024	December 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,133	$939
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(63)	—
Impairment of long-lived assets and other lease charges	9	—
Stock-based compensation expense	126	82
Depreciation and amortization	46	70
Amortization of operating right-of-use assets	169	219
Amortization of definite-lived intangible assets	41	42
Non-cash lease expense	43	—
Provision (recovery) for credit losses	(8)	35
Deferred income tax	264	71
Changes in operating assets and liabilities:
Accounts receivable	304	(69)
Notes receivable	—	(54)
Deferred contract charges	15	11
Prepaid expenses and other current assets	(40)	(254)
Accounts payable - trade	96	151
Accrued expenses	(417)	(442)
Operating lease liabilities	(236)	(249)
Deferred revenues	(267)	(247)
Cash provided by operating activities	1,215	305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,102)	—
Maturities of short-term investments	7,065	—
Payments received on notes receivable	26	30
Proceeds from sale of assets	7	—
Purchase of definite-lived intangible assets	—	(8)
Purchase of property and equipment	(44)	(38)
Cash used in investing activities	(1,048)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on issuance of restricted stock units	(182)	(311)
Cash used in financing activities	(182)	(311)

Net decrease in cash and cash equivalents	(15)	(22)
Cash and cash equivalents, beginning of period	2,886	5,328
Cash and cash equivalents, end of period	$2,871	$5,306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes (net of refunds)	$98	$4

NON-CASH ACTIVITIES:
Operating lease right of use assets at purchase	$24	$—
Operating lease liability at purchase	$24	$—

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

Short-Term Investments
The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of December 29, 2024 and June 30, 2024, the Company held U.S. Treasury bills valued at approximately $6.0 million and $4.9 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. For the three months ended December 29, 2024 and December 24, 2023, interest income recognized on the U.S. Treasury bills was $87 thousand and $46 thousand, respectively. For the six months ended December 29, 2024 and December 24, 2023, interest income recognized on the U.S. Treasury bills was $169 thousand and $48 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at December 29, 2024 and December 24, 2023, was determined using Level 1 observable inputs. Management believes the carrying amounts of other financial instruments at December 29, 2024 and December 24, 2023, including cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	December 29, 2024				June 30, 2024
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$6,045	$—	$—	$6,045	$4,945	$—	$—	$4,945
	$6,045	$—	$—	$6,045	$4,945	$—	$—	$4,945

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended December 29, 2024, provision for credit losses was $9 thousand compared to $11 thousand for the same period in the prior fiscal year. For the six month period ended December 29, 2024, recoveries for credit losses were $8 thousand compared to provision for credit losses of $36 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Balance at beginning of year	$40	$11	$57	$58
Provision (recovery) for credit losses	9	11	(8)	36
Amounts written off	(7)	—	(7)	(72)
Ending balance	$42	$22	$42	$22

Fiscal Quarters
The three and six month periods ended December 29, 2024 and December 24, 2023 each contained 13 weeks and 26 weeks, respectively.

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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280), which requires companies to enhance disclosure of significant reportable segment expenses. The new guidance is effective for the Company's fiscal year beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Management believes that adopting this standard will not have a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

In December 2023, FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires companies to provide a more granular breakdown of the components that make up their effective tax rate and additional disclosures about the nature and effect of significant reconciling items. The new guidance is effective for the Company's fiscal year beginning after December 15, 2024. Management believes that adopting this standard will not have a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

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

Total revenues consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Franchise royalties	$1,144	$1,171	$2,265	$2,396
Supplier and distributor incentive revenues	1,156	1,051	2,348	2,151
Franchise license fees	36	50	64	151
Area development exclusivity fees and foreign master license fees	3	3	6	7
Advertising fund contributions	502	426	966	848
Supplier convention funds	—	—	217	187
Rental income	23	38	46	85
Other	5	7	7	8
	$2,869	$2,746	$5,919	$5,833

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

Office Space Agreements

The Company rents office space from third parties for its corporate location. Office space agreements are typically structured with non-cancelable terms of one to 10 years. The Company has concluded that its office space agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. Upon completion of the primary term, both parties have substantive rights to terminate the lease. As a result, enforceable rights and obligations do not exist under the rental agreement subsequent to the primary term.

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

Information Technology Equipment Agreements

The Company rents information technology equipment, primarily printers and copiers, from a third-party for its corporate office location. Information technology equipment agreements are typically structured with non-cancelable terms of one to five years. The Company has concluded that its information technology equipment agreements are operating leases.

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

The components of total lease expense for the three and six months ended December 29, 2024 and December 24, 2023, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Operating lease cost	$103	$117	$207	$240
Sublease income	(23)	(38)	(46)	(85)
Total lease expense, net of sublease income	$80	$79	$161	$155

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	December 29, 2024	December 24, 2023
Weighted average remaining lease term	2.1 Years	2.0 Years
Weighted average discount rate	4.1%	4.0%

Operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
2025	201
2026	388
2027	197
2028	6
2029	6
Thereafter	1
Total operating lease payments	$799
Less: imputed interest	(35)
Total operating lease liability	$764

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

Note D - Stock-Based Compensation

Stock Options:

For the three and six months ended December 29, 2024, the Company recognized stock-based compensation expense related to stock options of zero. For the three and six months ended December 24, 2023, the Company recognized stock-based compensation expense related to stock options of zero. As of December 29, 2024, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 29, 2024	December 24, 2023
	Shares	Shares
Outstanding at beginning of year	114,286	151,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	(8,664)

Outstanding at end of period	114,286	143,086

Exercisable at end of period	114,286	143,086

Restricted Stock Units:

For the three and six months ended December 29, 2024, the Company had stock-based compensation expense related to RSUs of $53 thousand and $126 thousand, respectively. For the three and six months ended December 24, 2023, the Company had stock-based compensation expense related to RSUs of $3 thousand and $82 thousand, respectively. As of December 29, 2024, there was $492 thousand unamortized stock-based compensation expense related to RSUs.

As of December 29, 2024 the RSUs will be amortized during the next 34 months. A summary of the status of restricted stock units as of December 29, 2024 and December 24, 2023, and changes during the six months then ended is presented below:

	Six Months Ended
	December 29, 2024	December 24, 2023
Unvested at beginning of year	269,063	885,688
Performance adjustment	34,351	(25,223)
Granted	142,328	131,460
Issued	(198,414)	(588,589)
Forfeited	—	(101,461)
Unvested at end of period	247,328	301,875

Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Net income available to common shareholders	$607	$553	$1,133	$939

BASIC:
Weighted average common shares	14,690	14,444	14,638	14,299

Net income per common share	$0.04	$0.04	$0.08	$0.07

DILUTED:
Weighted average common shares	14,690	14,444	14,638	14,299
Dilutive stock options and restricted stock units	26	21	22	20
Weighted average common shares outstanding	14,716	14,465	14,660	14,319

Net income per common share	$0.04	$0.04	$0.08	$0.07

For the three and six months ended December 29, 2024, exercisable options to purchase 74,286 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and six months ended December 29, 2024, 142,328 and 247,328 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

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

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):
	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Federal tax expense (benefit)	$121	$(23)	$264	$85
State tax expense	23	10	49	34
Total income tax expense (benefit)	$144	$(13)	$313	$119

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

Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three and six months ended December 29, 2024 and December 24, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Net sales and operating revenues:
Pizza Inn Franchising	$2,541	$2,271	$5,261	$4,875
Pie Five Franchising	305	437	612	873
Corporate administration and other	23	38	46	85
Consolidated revenues	$2,869	$2,746	$5,919	$5,833

Depreciation and amortization:
Corporate administration and other	$53	$57	$96	$112
Depreciation and amortization	$53	$57	$96	$112

Income before taxes:
Pizza Inn Franchising	$1,817	$1,602	$3,648	$3,263
Pie Five Franchising	200	260	401	469
Combined	2,017	1,862	4,049	3,732
Corporate administration and other	(1,266)	(1,322)	(2,603)	(2,674)
Income before taxes	$751	$540	$1,446	$1,058

Geographic information (revenues):
United States	$2,798	$2,701	$5,785	$5,735
Foreign countries	71	45	134	98
Consolidated revenues	$2,869	$2,746	$5,919	$5,833

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 30, 2024, together with our Quarterly Report on Form 10-Q for the period ended September 29, 2024, may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2024, as well as our Quarterly Report on Form 10-Q for the period ended September 29, 2024. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At December 29, 2024, franchised and licensed units consisted of the following:

Three Months Ended December 29, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	102	$25,855	20	$2,711	122	$28,566

International Franchised	27	$1,893	—	$—	27	$1,893

Six Months Ended December 29, 2024
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	102	$51,225	20	$5,689	122	$56,914

International Franchised	27	$3,667	—	$—	27	$3,667

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 29, 2024 increased $0.3 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.4 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Net income	$607	$553	$1,133	$939
Interest income	(87)	(46)	(169)	(48)
Income taxes	144	(13)	313	119
Depreciation and amortization	53	57	96	112
EBITDA	$717	$551	$1,373	$1,122
Stock-based compensation expense	53	3	126	82
Severance	5	—	5	—
Franchisee default and closed store revenue	32	(18)	23	(82)
Adjusted EBITDA	$807	$536	$1,527	$1,122

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)

Buffet Units - Franchised	$25,030	$24,558	$49,529	$49,569
Delco/Express Units - Franchised	820	968	1,679	1,967
PIE Units - Licensed	4	17	14	37
Pizza Inn Ghost Kitchen Units - Franchised	1	—	3	—
Total Domestic Retail Sales	$25,855	$25,543	$51,225	$51,573

Pizza Inn Comparable Store Retail Sales - Total Domestic	$24,752	$24,565	$48,756	$49,089

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	78	75	78	77
Delco/Express Units - Franchised	23	32	23	36
PIE Units - Licensed	1	4	1	5
Pizza Inn Ghost Kitchen Units - Franchised	1	—	1	—
Total Domestic Units	103	111	103	118

Pizza Inn total domestic retail sales increased by $0.3 million, or 1.2%, for the three months ended December 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 75 to 78. Comparable store retail sales increased by $0.2 million, or 0.8%, for the three month period ended December 29, 2024 as compared to the same period of the prior fiscal year. For the three months ended December 29, 2024, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Pizza Inn total domestic retail sales decreased by $0.3 million, or 0.7%, for the six months ended December 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average Buffet Units open in the period increased from 77 to 78. Comparable store retail sales decreased by $0.3 million, or 0.7%, for the six month period ended December 29, 2024 as compared to the same period of the prior fiscal year. For the six months ended December 29, 2024, the decrease in domestic retail sales were primarily the result of the decrease in comparable domestic store retail sales, offset by an increase in Buffet Units.

The following chart summarizes Pizza Inn restaurant activity for the three and six months ended December 29, 2024:

	Three Months Ended December 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	77	1	—	3	1	77
Delco/Express Units - Franchised	23	—	—	—	—	23
PIE Units - Licensed	1	—	—	—	—	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	102	1	—	3	1	102

International Units (all types)	26	3	—	—	2	27

Total Units	128	4	—	3	3	129

	Six Months Ended December 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	78	1	—	3	2	77
Delco/Express Units - Franchised	23	—	—	—	—	23
PIE Units - Licensed	3	—	—	—	2	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	105	1	—	3	4	102

International Units (all types)	24	5	—	—	2	27

Total Units	129	6	—	3	6	129

There was a net decrease of zero and three units in the total domestic Pizza Inn unit count during the three and six months ended December 29, 2024, respectively. There were three unit transfers between franchisees in the total domestic Pizza Inn unit count during the three and six months ended December 29, 2024. For the three and six months ended December 29, 2024, the number of international Pizza Inn units increased by one and three units, respectively. There were zero transfers in the total international Pizza Inn unit count during the three and six months ended December 29, 2024. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Pie Five Retail Sales - Total Units	(in thousands, except unit data)		(in thousands, except unit data)

Pie Five Units - Franchised	$2,627	$4,304	$5,512	$9,071
Pie Five Ghost Kitchen Units - Franchised	84	—	177	—
Total Domestic Retail Sales	$2,711	$4,304	$5,689	$9,071

Pie Five Comparable Store Retail Sales - Total	$2,626	$2,963	$5,509	$6,119

Pie Five Average Units Open in Period

Pie Five Units - Franchised	18	25	18	26
Pie Five Ghost Kitchen Units - Franchised	2	—	2	—
Total Domestic Units	20	25	20	26

Pie Five total domestic retail sales decreased by $1.6 million, or 37.0%, for the three months ended December 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 25 to 20. Comparable store retail sales decreased by $0.3 million, or 11.4%, for the three month period ended December 29, 2024 as compared to the same period of the prior fiscal year. For the three months ended December 29, 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

Pie Five total domestic retail sales decreased by $3.4 million, or 37.3%, for the six months ended December 29, 2024 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average units open in the period decreased from 26 to 20. Comparable store retail sales decreased by $0.6 million, or 10.0%, for the six month period ended December 29, 2024 as compared to the same period of the prior fiscal year. For the six months ended December 29, 2024, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three and six months ended December 29, 2024:

	Three Months Ended December 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	—	—	—	18
Pie Five Ghost Kitchen Units - Franchised	2	—	—	—	—	2
Total Domestic Units	20	—	—	—	—	20

	Six Months Ended December 29, 2024
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	—	—	—	18
Pie Five Ghost Kitchen Units - Franchised	2	—	—	—	—	2
Total Domestic Units	20	—	—	—	—	20

The Pie Five units remained stable during the three and six months ended December 29, 2024. There were zero transfers in the total domestic Pie Five unit count during the three and six months ended December 29, 2024. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and six months ended December 29, 2024 and December 24, 2023 (in thousands):

Three Months Ended December 29, 2024 and December 24, 2023

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
REVENUES:
Franchise and license revenues	$2,541	$2,271	$300	$430	$—	$—	$2,841	$2,701
Rental income	—	—	—	—	23	38	23	38
Other income	—	—	5	7	—	—	5	7
Total revenues	2,541	2,271	305	437	23	38	2,869	2,746

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,314	1,341	1,314	1,341
Franchise expenses	724	669	105	175	—	—	829	844
Provision for credit losses	—	—	—	—	9	10	9	10
Interest (income) expense	—	—	—	2	(87)	(48)	(87)	(46)
Depreciation and amortization expense	—	—	—	—	53	57	53	57
Total costs and expenses	724	669	105	177	1,289	1,360	2,118	2,206

INCOME/(LOSS) BEFORE TAXES	$1,817	$1,602	$200	$260	$(1,266)	$(1,322)	$751	$540

Six Months Ended December 29, 2024 and December 24, 2023

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
REVENUES:
Franchise and license revenues	$5,261	$4,875	$606	$865	$—	$—	$5,867	$5,740
Rental income	—	—	—	—	46	85	46	85
Other income	—	—	6	8	—	—	6	8
Total revenues	5,261	4,875	612	873	46	85	5,919	5,833

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	2,730	2,660	2,730	2,660
Franchise expenses	1,613	1,612	211	404	—	—	1,824	2,016
Provision (recovery) for credit losses	—	—	—	—	(8)	35	(8)	35
Interest income	—	—	—	—	(169)	(48)	(169)	(48)
Depreciation and amortization expense	—	—	—	—	96	112	96	112
Total costs and expenses	1,613	1,612	211	404	2,649	2,759	4,473	4,775

INCOME/(LOSS) BEFORE TAXES	$3,648	$3,263	$401	$469	$(2,603)	$(2,674)	$1,446	$1,058

Revenues:

Revenues are derived from franchise royalties, supplier and distributor incentive revenues, franchise license fees, area development exclusivity fees and foreign master license fees, advertising fund contributions, supplier convention funds, rental income, and other income. The volume of supplier and distributor incentive revenues is dependent on the level of total retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended December 29, 2024 and for the same period in the prior fiscal year were $2.9 million and $2.7 million, respectively.

Total revenues for the six month period ended December 29, 2024 and for the same period in the prior fiscal year were $5.9 million and $5.8 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.3 million to $2.5 million for the three month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The 11.9% increase was driven by increases in supplier and distributor incentives. Pizza Inn franchise revenues increased by $0.4 million to $5.3 million for the six month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The 7.9% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.3 million for the three month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The 30.2% decrease was driven by decreases in domestic royalties. Pie Five franchise revenues decreased by $0.3 million to $0.6 million for the six month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The 29.9% decrease was driven by decreases in domestic royalties.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses remained relatively stable at $1.3 million for the three month period ended December 29, 2024 as compared to the same period of the prior fiscal year. The 2.0% decrease was driven by decreases in legal fees, offset by increases in salaries. Total general and administrative expenses increased by $0.1 million to $2.7 million for the six month period ended December 29, 2024 as compared to the same period of the prior fiscal year. The 2.6% increase was driven by increases in salaries.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $0.8 million for the three month period ended December 29, 2024 as compared to the same period of the prior fiscal year. The 1.8% decrease was driven by decreases in salaries, offset by increases in advertising fees. Total franchise expenses decreased by $0.2 million to $1.8 million for the six month period ended December 29, 2024 as compared to the same period of the prior fiscal year. The 9.5% decrease was driven by decreases in salaries and advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended December 29, 2024, provision for credit losses was $9 thousand compared to $10 thousand for the same period in the prior fiscal year. During the three month period ended December 29, 2024, the Company recorded a loss in provision for credit losses due to the write off of receivables. For the six month period ended December 29, 2024, recoveries for credit losses were $8 thousand compared to provision for credit losses of $35 thousand for the same period in the prior fiscal year. During the six month period ended December 29, 2024, the Company recorded a loss in provision for credit losses due to the write off of receivables, offset by a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved.

Interest Expense and Income

Interest income increased by $41 thousand to $87 thousand for the three month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills. Interest income increased by $121 thousand to $169 thousand for the six month period ended December 29, 2024 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Amortization and Depreciation Expense

Amortization and depreciation expense decreased by $4 thousand to $53 thousand for the three month period ended December 29, 2024 as compared to the same period in the prior year. The decrease was primarily the result of lower depreciation of equipment. Amortization and depreciation expense decreased by $16 thousand to $96 thousand for the six month period ended December 29, 2024 as compared to the same period in the prior year. The decrease was primarily the result of lower depreciation of equipment.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2024	December 24, 2023	December 29, 2024	December 24, 2023
Federal tax expense (benefit)	$121	$(23)	$264	$85
State tax expense	23	10	49	34
Total income tax expense (benefit)	$144	$(13)	$313	$119

For the three and six months ended December 29, 2024, the Company recorded an income tax expense of $144 thousand and $313 thousand, respectively. For the three and six months ended December 24, 2023, the Company recorded an income tax benefit of $13 thousand and a tax expense of $119 thousand, respectively. The increase for the three months ended as of December 29, 2024 was driven by a decrease in the number of RSUs vested compared to the comparable period of the prior fiscal year, which resulted in a lower tax benefit from stock-based compensation. The increase for the six months ended as of December 29, 2024 was primarily driven by a decrease in the number of RSUs vested compared to the comparable period of the prior fiscal year, which resulted in a lower tax benefit from stock-based compensation.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Basic net income per share remained relatively stable at $0.04 per share for the three months ended December 29, 2024, compared to the comparable period in the prior fiscal year. The Company had net income of $0.6 million for the three months ended December 29, 2024 compared to net income of $0.6 million in the comparable period in the prior fiscal year, on revenues of $2.9 million for the three months ended December 29, 2024 compared to $2.8 million in the comparable period in the prior fiscal year.

Basic net income per share increased $0.01 per share to $0.08 per share for the six months ended December 29, 2024, compared to the comparable period in the prior fiscal year. The Company had net income of $1.1 million for the six months ended December 29, 2024 compared to net income of $0.9 million in the comparable period in the prior fiscal year, on revenues of $5.9 million for the six months ended December 29, 2024 compared to $5.8 million in the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the six month period ended December 29, 2024, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $1.2 million for the six month period ended December 29, 2024 compared to cash provided by operating activities of $0.3 million for the six month period ended December 24, 2023. The primary driver of increased operating cash flow during the six month period ended December 29, 2024 was increased collections of accounts receivable related to the payment of franchise receivables.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the six month period ended December 29, 2024 was $1.0 million compared to cash used in investing activities of $16 thousand for the six months ended December 24, 2023. Net cash used by investing activities during the six month period ended December 29, 2024 was primarily attributable to increased purchases of U.S. Treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $0.2 million for the six month period ended December 29, 2024 compared to net cash used in financing activities of $0.3 million for the six month period ended December 24, 2023. Net cash used by financing activities for the six months ended December 29, 2024 was primarily attributable to taxes paid on vested RSUs. Net cash used by financing activities for the six months ended December 24, 2023 was primarily attributable to taxes paid on vested RSUs.

Management believes the cash on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

Employee Retention Credit

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. As of December 29, 2024, $0.6 million has been received and $0.1 million is still outstanding and included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets.

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

Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements, advertising fund revenues, supplier incentive and convention contribution revenues. Franchise fees, area development and foreign master license agreement fees are amortized into revenue on a straight-line basis over the term of the related contract agreement. In event of a closed franchise or defaulted development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or default. Royalties and advertising fund revenues, which are based on a percentage of franchise retail sales, are recognized as income as retail sales occur. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 29, 2024 and December 24, 2023, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended December 29, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: February 6, 2025