Form 10-Q
period 2025-03-30
RAVE RESTAURANT GROUP, INC.
filed 2025-05-08
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2025 or
☐
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

As of May 6, 2025, 14,211,566 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
REVENUES	$2,966	$2,962	$8,885	$8,795

COSTS AND EXPENSES
General and administrative expenses	1,302	1,272	4,032	3,932
Franchise expenses	768	812	2,592	2,828
Provision (recovery) for credit losses	(14)	11	(22)	46
Interest income	(84)	(45)	(253)	(93)
Depreciation and amortization expense	44	58	140	170
Total costs and expenses	2,016	2,108	6,489	6,883
INCOME BEFORE TAXES	950	854	2,396	1,912
Income tax expense	228	200	541	319
NET INCOME	$722	$654	$1,855	$1,593

INCOME PER SHARE OF COMMON STOCK
Basic	$0.05	$0.04	$0.13	$0.11
Diluted	$0.05	$0.04	$0.13	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,508	14,587	14,595	14,395
Diluted	14,532	14,737	14,618	14,546

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 30, 2025	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$734	$2,886
Short-term investments	7,987	4,945
Accounts receivable, less allowance for credit losses of $30 and $57, respectively	1,221	1,411
Notes receivable, current	45	68
Assets held for sale	24	33
Deferred contract charges, current	21	26
Prepaid expenses and other current assets	216	167
Total current assets	10,248	9,536

LONG-TERM ASSETS
Property and equipment, net	147	182
Operating lease right-of-use assets, net	565	817
Intangible assets definite-lived, net	191	252
Notes receivable, net of current portion	86	79
Deferred tax asset, net	4,297	4,756
Deferred contract charges, net of current portion	177	197
Total assets	$15,711	$15,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$425	$359
Accrued expenses	600	915
Operating lease liabilities, current	367	402
Deferred revenues, current	183	343
Total current liabilities	1,575	2,019

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	300	555
Deferred revenues, net of current portion	488	543
Total liabilities	2,363	3,117

COMMITMENTS AND CONTINGENCIES (SEE NOTE D)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,522,171 shares, respectively; outstanding 14,211,566 and 14,586,566 shares, respectively	256	255
Additional paid-in capital	37,558	37,563
Retained earnings	6,767	4,912
Treasury stock, at cost
Shares in treasury: 11,435,605 and 10,935,605 respectively	(31,233)	(30,028)
Total shareholders' equity	13,348	12,702

Total liabilities and shareholders' equity	$15,711	$15,819

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock-based compensation expense	—	—	79	—	—	—	79
Net income	—	—	—	386	—	—	386
Balance, September 24, 2023	25,090	$251	$37,808	$2,825	(10,936)	$(30,028)	$10,856
Stock-based compensation expense	—	—	3	—	—	—	3
RSU vested and taxes paid on RSUs	432	4	(315)	—	—	—	(311)
Net income	—	—	—	553	—	—	553
Balance, December 24, 2023	25,522	255	37,496	3,378	(10,936)	(30,028)	11,101
Stock-based compensation expense	—	—	45	—	—	—	45
Net income	—	—	—	654	—	—	654
Balance, March 24, 2024	25,522	255	$37,541	$4,032	(10,936)	$(30,028)	$11,800

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	—	—	73	—	—	—	73
Net income	—	—	—	526	—	—	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301
Stock-based compensation expense	—	—	53	—	—	—	53
RSU vested and taxes paid on RSUs	125	1	(183)	—	—	—	(182)
Net income	—	—	—	607	—	—	607
Balance, December 29, 2024	25,647	$256	$37,506	$6,045	(10,936)	$(30,028)	$13,779
Stock-based compensation expense	—	—	52	—	—	—	52
Purchase of treasury stock	—	—	—	—	(500)	(1,205)	(1,205)
Net income	—	—	—	722	—	—	722
Balance, March 30, 2025	25,647	$256	$37,558	$6,767	(11,436)	$(31,233)	$13,348

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2025	March 24, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,855	$1,593
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(110)	—
Impairment of long-lived assets and other lease charges	9	—
Stock-based compensation expense	178	127
Depreciation and amortization	70	107
Amortization of operating lease right-of-use assets	276	314
Amortization of definite-lived intangible assets	61	63
Non-cash lease expense	19	—
Provision (recovery) for credit losses	(22)	46
Deferred income tax	459	247
Changes in operating assets and liabilities:
Accounts receivable	212	(239)
Notes receivable	(18)	(30)
Deferred contract charges	25	20
Prepaid expenses and other current assets	(49)	(227)
Accounts payable - trade	66	150
Accrued expenses	(315)	(217)
Operating lease liabilities	(333)	(356)
Deferred revenues	(215)	(267)
Cash provided by operating activities	2,168	1,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,265)	—
Maturities of short-term investments	9,333	—
Payments received on notes receivable	34	45
Proceeds from sale of assets	9	1
Purchase of definite-lived intangible assets	—	(8)
Purchase of property and equipment	(44)	(68)
Cash used in investing activities	(2,933)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,205)	—
Taxes paid on issuance of restricted stock units	(182)	(311)
Cash used in financing activities	(1,387)	(311)

Net increase (decrease) in cash and cash equivalents	(2,152)	990
Cash and cash equivalents, beginning of period	2,886	5,328
Cash and cash equivalents, end of period	$734	$6,318

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$98	$4

NON-CASH ACTIVITIES:
Operating lease right of use assets at purchase	$24	$—

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

Short-Term Investments
The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of March 30, 2025 and June 30, 2024, the Company held U.S. Treasury bills valued at approximately $8.0 million and $4.9 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets.

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

The fair value of the Company’s investments in U.S. Treasury bills at March 30, 2025 and June 30, 2024, was determined using Level 1 observable inputs. Management believes the carrying amounts of other financial instruments at March 30, 2025 and June 30, 2024, including accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to their short-term maturities.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	March 30, 2025				June 30, 2024
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$7,987	$—	$—	$7,987	$4,945	$—	$—	$4,945
	$7,987	$—	$—	$7,987	$4,945	$—	$—	$4,945

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended March 30, 2025, recoveries for credit losses were $14 thousand compared to provision for credit losses of $10 thousand for the same period in the prior fiscal year. For the nine month period ended March 30, 2025, recoveries for credit losses were $22 thousand compared to provision for credit losses of $46 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Balance at beginning of year	$42	$22	$57	$58
Provision (recovery) for credit losses	(14)	10	(22)	46
Amounts recovered (written off)	2	1	(5)	(71)
Ending balance	$30	$33	$30	$33

Fiscal Quarters
The three and nine month periods ended March 30, 2025 and March 24, 2024 each contained 13 weeks and 39 weeks, respectively.

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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). The Company will adopt this standard, which requires companies to enhance disclosure of significant reportable segment expenses. The new guidance is effective for the Company's fiscal year beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. Management believes that upon adoption, this standard will not have a material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

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

Rental Income

The Company had subleased some of its restaurant space to a third-party. The Company’s last remaining sublease term ended in January 2025 and the Company has no plans to enter into future sublease arrangements. The sublease agreements were non-cancelable through the end of the term and both parties had substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Total revenues consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Franchise royalties	$1,156	$1,166	$3,420	$3,563
Supplier and distributor incentive revenues	1,230	1,191	3,578	3,341
Franchise license fees	52	93	116	245
Area development exclusivity fees and foreign master license fees	3	4	10	11
Advertising fund contributions	514	450	1,480	1,297
Supplier convention funds	—	30	217	217
Rental income	7	23	53	108
Other	4	5	11	13
	$2,966	$2,962	$8,885	$8,795

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

Restaurant Space Agreements

The Company subleased one of its restaurant spaces to a third-party through January 2025. The Company has no plans to enter into future sublease arrangements.

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

The components of total lease expense for the three and nine months ended March 30, 2025 and March 24, 2024, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Operating lease cost	$88	$104	$295	$344
Sublease income	(7)	(23)	(53)	(108)
Total lease expense, net of sublease income	$81	$81	$242	$236

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	March 30, 2025	June 30, 2024
Weighted average remaining lease term	1.9 Years	1.5 Years
Weighted average discount rate	4.2%	4.0%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2025	96
Fiscal Year 2026	388
Fiscal Year 2027	197
Fiscal Year 2028	6
Fiscal Year 2029	6
Thereafter	1
Total operating lease payments	$694
Less: imputed interest	(27)
Total operating lease liability	$667

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
February 3, 2025 - March 2, 2025	500,000	$2.40	6,518,026	1,497,974
Total	500,000	$2.40

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations, and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

On February 24, 2025, the Company repurchased 500,000 shares at $2.40 per share in a negotiated transaction.

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

Note E - Stock-Based Compensation

Stock Options:

For the three and nine months ended March 30, 2025 and March 24, 2024, the Company recognized stock-based compensation expense related to stock options of zero. As of March 30, 2025, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 30, 2025	March 24, 2024
	Shares	Shares
Outstanding at beginning of year	114,286	151,750

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	(8,664)

Outstanding at end of period	114,286	143,086

Exercisable at end of period	114,286	143,086

Restricted Stock Units:

For the three and nine months ended March 30, 2025, the Company had stock-based compensation expense related to RSUs of $52 thousand and $178 thousand, respectively. For the three and nine months ended March 24, 2024, the Company had stock-based compensation expense related to RSUs of $45 thousand and $127 thousand, respectively. As of March 30, 2025, there was $440 thousand unamortized stock-based compensation expense related to RSUs.

As of March 30, 2025 the RSUs will be amortized during the next 31 months. A summary of the status of restricted stock units as of March 30, 2025 and March 24, 2024, and changes during the nine months then ended is presented below:

	Nine Months Ended
	March 30, 2025	March 24, 2024
Unvested at beginning of year	269,063	885,688
Performance adjustment	34,351	(25,223)
Granted	142,328	131,460
Issued	(198,414)	(588,589)
Forfeited	—	(101,461)
Unvested at end of period	247,328	301,875

Note F - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Net income available to common shareholders	$722	$654	$1,855	$1,593

BASIC:
Weighted average common shares	14,508	14,587	14,595	14,395

Net income per common share	$0.05	$0.04	$0.13	$0.11

DILUTED:
Weighted average common shares	14,508	14,587	14,595	14,395
Dilutive stock options and restricted stock units	24	150	23	151
Weighted average common shares outstanding	14,532	14,737	14,618	14,546

Net income per common share	$0.05	$0.04	$0.13	$0.11

For the three and nine months ended March 30, 2025, exercisable options to purchase 74,286 shares of common stock at exercise prices from $3.95 to $13.11 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and nine months ended March 30, 2025, 247,328 and 247,328 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

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

Note G - Income Taxes

Total income tax expense consists of the following (in thousands):
	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Federal tax expense	$195	$176	$459	$261
State tax expense	33	24	82	58
Total income tax expense	$228	$200	$541	$319

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

Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company’s reportable segments as of the three and nine months ended March 30, 2025 and March 24, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Net sales and operating revenues:
Pizza Inn Franchising	$2,661	$2,498	$7,921	$7,373
Pie Five Franchising	298	441	911	1,314
Corporate administration and other	7	23	53	108
Consolidated revenues	$2,966	$2,962	$8,885	$8,795

Depreciation and amortization:
Corporate administration and other	$44	$58	$140	$170
Depreciation and amortization	$44	$58	$140	$170

Income before taxes:
Pizza Inn Franchising	$1,990	$1,828	$5,637	$5,091
Pie Five Franchising	201	299	603	768
Combined	2,191	2,127	6,240	5,859
Corporate administration and other	(1,241)	(1,273)	(3,844)	(3,947)
Income before taxes	$950	$854	$2,396	$1,912

Geographic information (revenues):
United States	$2,908	$2,908	$8,693	$8,643
Foreign countries	58	54	192	152
Consolidated revenues	$2,966	$2,962	$8,885	$8,795

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 30, 2024, together with our Quarterly Reports on Form 10-Q for the periods ended September 29, and December 29, 2024, may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 30, 2024, as well as our Quarterly Reports on Form 10-Q for the periods ended September 29, and December 29, 2024. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At March 30, 2025, franchised and licensed units consisted of the following:

Three Months Ended March 30, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	98	$26,515	19	$2,716	117	$29,231

International Franchised	20	$1,480	—	$—	20	$1,480

Nine Months Ended March 30, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales
Domestic Franchised/Licensed	98	$77,740	19	$8,405	117	$86,145

International Franchised	20	$5,147	—	$—	20	$5,147

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
●
“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed for more than seven days for remodeling or relocation within the same trade area are not included in the calculation.
●
“Average units open” reflects the number of restaurants open during a reporting period weighted by the percentage of the days in a reporting period that each restaurant was open.
●
“Franchisee default and closed store revenue/expense” represents the net of accelerated revenues and costs attributable to defaulted area development agreements and closed franchised stores.
●
“Closed and non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 30, 2025 increased $0.1 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.5 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Net income	$722	$654	$1,855	$1,593
Interest income	(84)	(45)	(253)	(93)
Income taxes	228	200	541	319
Depreciation and amortization	44	58	140	170
EBITDA	$910	$867	$2,283	$1,989
Stock-based compensation expense	52	45	178	127
Severance	7	—	12	—
Franchisee default and closed store revenue	(16)	(70)	7	(152)
Adjusted EBITDA	$953	$842	$2,480	$1,964

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)

Buffet Units - Franchised	$25,763	$25,019	$75,292	$74,588
Delco/Express Units - Franchised	746	893	2,425	2,860
PIE Units - Licensed	4	16	18	53
Pizza Inn Ghost Kitchen Units - Franchised	2	2	5	2
Total Domestic Retail Sales	$26,515	$25,930	$77,740	$77,503

Pizza Inn Comparable Store Retail Sales - Total Domestic	$25,844	$25,218	$74,600	$74,307

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	77	77	78	77
Delco/Express Units - Franchised	20	27	23	32
PIE Units - Licensed	1	4	1	4
Pizza Inn Ghost Kitchen Units - Franchised	1	1	1	1
Total Domestic Units	99	109	103	114

Pizza Inn total domestic retail sales increased by $0.6 million, or 2.3%, for the three months ended March 30, 2025 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period remained stable. Comparable store retail sales increased by $0.6 million, or 2.5%, for the three month period ended March 30, 2025 as compared to the same period of the prior fiscal year.

Pizza Inn total domestic retail sales increased by $0.2 million, or 0.3%, for the nine months ended March 30, 2025 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average Buffet Units open in the period increased from 77 to 78. Comparable store retail sales increased by $0.3 million, or 0.4%, for the nine month period ended March 30, 2025 as compared to the same period of the prior fiscal year. For the nine months ended March 30, 2025, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet Units, supplemented by an increase in comparable domestic store retail sales.

The following chart summarizes Pizza Inn restaurant activity for the three and nine months ended March 30, 2025:

	Three Months Ended March 30, 2025
	Beginning Units	Opened	Transfer	Closed	Ending Units

Buffet Units - Franchised	77	—	2	—	77
Delco/Express Units - Franchised	23	—	—	4	19
PIE Units - Licensed	1	—	—	—	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	1
Total Domestic Units	102	—	2	4	98

International Units (all types)	27	1	—	8	20

Total Units	129	1	2	12	118

	Nine Months Ended March 30, 2025
	Beginning Units	Opened	Transfer	Closed	Ending Units

Buffet Units - Franchised	78	1	5	2	77
Delco/Express Units - Franchised	23	—	—	4	19
PIE Units - Licensed	3	—	—	2	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	1
Total Domestic Units	105	1	5	8	98

International Units (all types)	24	6	—	10	20

Total Units	129	7	5	18	118

There was a net decrease of four and seven units in the total domestic Pizza Inn unit count during the three and nine months ended March 30, 2025, respectively. There were two and five units transferred between franchisees in the total domestic Pizza Inn unit count during the three and nine months ended March 30, 2025, respectively. For the three and nine months ended March 30, 2025, the number of international Pizza Inn units decreased by seven and four net units, respectively. There were zero transfers in the total international Pizza Inn unit count during the three and nine months ended March 30, 2025. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Pie Five Retail Sales - Total Units	(in thousands, except unit data)		(in thousands, except unit data)

Pie Five Units - Franchised	$2,663	$3,778	$8,175	$12,850
Pie Five Ghost Kitchen Units - Franchised	53	5	230	5
Total Domestic Retail Sales	$2,716	$3,783	$8,405	$12,855

Pie Five Comparable Store Retail Sales - Total	$2,665	$2,822	$8,173	$8,941

Pie Five Average Units Open in Period

Pie Five Units - Franchised	18	23	18	25
Pie Five Ghost Kitchen Units - Franchised	1	1	2	1
Total Domestic Units	19	24	20	26

Pie Five total domestic retail sales decreased by $1.1 million, or 28.2%, for the three months ended March 30, 2025 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 24 to 19. Comparable store retail sales decreased by $0.2 million, or 5.6%, for the three month period ended March 30, 2025 as compared to the same period of the prior fiscal year. For the three months ended March 30, 2025, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

Pie Five total domestic retail sales decreased by $4.5 million, or 34.6%, for the nine months ended March 30, 2025 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average units open in the period decreased from 26 to 20. Comparable store retail sales decreased by $0.8 million, or 8.6%, for the nine month period ended March 30, 2025 as compared to the same period of the prior fiscal year. For the nine months ended March 30, 2025, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three and nine months ended March 30, 2025:

	Three Months Ended March 30, 2025
	Beginning Units	Opened	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	—	—	18
Pie Five Ghost Kitchen Units - Franchised	2	—	1	1	1
Total Domestic Units	20	—	1	1	19

	Nine Months Ended March 30, 2025
	Beginning Units	Opened	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	—	—	18
Pie Five Ghost Kitchen Units - Franchised	2	—	1	1	1
Total Domestic Units	20	—	1	1	19

There was a net decrease of one unit in the total domestic Pie Five unit count during the three and nine months ended March 30, 2025. There was one unit transferred in the total domestic Pie Five unit count during the three and nine months ended March 30, 2025. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and nine months ended March 30, 2025 and March 24, 2024 (in thousands):

Three Months Ended March 30, 2025 and March 24, 2024

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
REVENUES:
Franchise and license revenues	$2,661	$2,498	$294	$436	$—	$—	$2,955	$2,934
Rental income	—	—	—	—	7	23	7	23
Other income	—	—	4	5	—	—	4	5
Total revenues	2,661	2,498	298	441	7	23	2,966	2,962

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,302	1,272	1,302	1,272
Franchise expenses	671	670	97	142	—	—	768	812
Provision (recovery) for credit losses	—	—	—	—	(14)	11	(14)	11
Interest income	—	—	—	—	(84)	(45)	(84)	(45)
Depreciation and amortization expense	—	—	—	—	44	58	44	58
Total costs and expenses	671	670	97	142	1,248	1,296	2,016	2,108

INCOME/(LOSS) BEFORE TAXES	$1,990	$1,828	$201	$299	$(1,241)	$(1,273)	$950	$854

Nine Months Ended March 30, 2025 and March 24, 2024

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date		Fiscal Year-to-Date
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
REVENUES:
Franchise and license revenues	$7,921	$7,373	$900	$1,301	$—	$—	$8,821	$8,674
Rental income	—	—	—	—	53	108	53	108
Other income	—	—	11	13	—	—	11	13
Total revenues	7,921	7,373	911	1,314	53	108	8,885	8,795

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	4,032	3,932	4,032	3,932
Franchise expenses	2,284	2,282	308	546	—	—	2,592	2,828
Provision (recovery) for credit losses	—	—	—	—	(22)	46	(22)	46
Interest income	—	—	—	—	(253)	(93)	(253)	(93)
Depreciation and amortization expense	—	—	—	—	140	170	140	170
Total costs and expenses	2,284	2,282	308	546	3,897	4,055	6,489	6,883

INCOME/(LOSS) BEFORE TAXES	$5,637	$5,091	$603	$768	$(3,844)	$(3,947)	$2,396	$1,912

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

Total revenues for the three month period ended March 30, 2025 and for the same period in the prior fiscal year were $3.0 million and $3.0 million, respectively.

Total revenues for the nine month period ended March 30, 2025 and for the same period in the prior fiscal year were $8.9 million and $8.8 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.2 million to $2.7 million for the three month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The 6.5% increase was driven by increases in supplier and distributor incentives. Pizza Inn franchise revenues increased by $0.5 million to $7.9 million for the nine month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The 7.4% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.3 million for the three month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The 32.6% decrease was driven by decreases in domestic royalties as a result of lower retail sales primarily driven by net decreases in domestic units. Pie Five franchise revenues decreased by $0.4 million to $0.9 million for the nine month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The 30.8% decrease was driven by decreases in domestic royalties.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses remained relatively stable at $1.3 million for the three month period ended March 30, 2025 as compared to the same period of the prior fiscal year. The 2.4% increase was driven by increases in salaries, offset by decreases in legal fees. Total general and administrative expenses increased by $0.1 million to $4.0 million for the nine month period ended March 30, 2025 as compared to the same period of the prior fiscal year. The 2.5% increase was driven by increases in salaries, offset by decreases in legal fees.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $0.8 million for the three month period ended March 30, 2025 as compared to the same period of the prior fiscal year. The 5.4% decrease was driven by decreases in salaries directly related to franchise operations, offset by increases in advertising fees. Total franchise expenses decreased by $0.2 million to $2.6 million for the nine month period ended March 30, 2025 as compared to the same period of the prior fiscal year. The 8.3% decrease was driven by decreases in salaries directly related to franchise operations and advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended March 30, 2025, recoveries for credit losses were $14 thousand compared to provision for credit losses of $11 thousand for the same period in the prior fiscal year. During the three month period ended March 30, 2025, the Company recorded a loss in provision for credit losses due to the write off of receivables, offset by a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved. For the nine month period ended March 30, 2025, recoveries for credit losses were $22 thousand compared to provision for credit losses of $46 thousand for the same period in the prior fiscal year. During the nine month period ended March 30, 2025, the Company recorded a loss in provision for credit losses due to the write off of receivables, offset by a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved.

Interest Income

Interest income increased by $39 thousand to $84 thousand for the three month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills. Interest income increased by $160 thousand to $253 thousand for the nine month period ended March 30, 2025 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $14 thousand to $44 thousand for the three month period ended March 30, 2025 as compared to the same period in the prior year. The decrease was primarily the result of lower depreciation of equipment. Depreciation and amortization expense decreased by $30 thousand to $140 thousand for the nine month period ended March 30, 2025 as compared to the same period in the prior year. The decrease was primarily the result of lower depreciation of equipment.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2025	March 24, 2024	March 30, 2025	March 24, 2024
Federal tax expense	$195	$176	$459	$261
State tax expense	33	24	82	58
Total income tax expense	$228	$200	$541	$319

For the three and nine months ended March 30, 2025, the Company recorded an income tax expense of $228 thousand and $541 thousand, respectively. For the three and nine months ended March 24, 2024, the Company recorded an income tax expense of $200 thousand and $319 thousand, respectively. The increase for the three months ended as of March 30, 2025 was driven by increases in federal taxes, primarily due to higher taxable income. The increase for the nine months ended as of March 30, 2025 was primarily driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Earnings per Share

Basic net income per share increased $0.01 per share to $0.05 per share for the three months ended March 30, 2025, compared to the comparable period in the prior fiscal year. The Company had net income of $0.7 million for the three months ended March 30, 2025 compared to net income of $0.7 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended March 30, 2025 compared to $3.0 million in the comparable period in the prior fiscal year.

Basic net income per share increased $0.02 per share to $0.13 per share for the nine months ended March 30, 2025, compared to the comparable period in the prior fiscal year. The Company had net income of $1.9 million for the nine months ended March 30, 2025 compared to net income of $1.6 million in the comparable period in the prior fiscal year, on revenues of $8.9 million for the nine months ended March 30, 2025 compared to $8.8 million in the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the nine month period ended March 30, 2025, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $2.2 million for the nine month period ended March 30, 2025 compared to cash provided by operating activities of $1.3 million for the nine month period ended March 24, 2024. The primary driver of increased operating cash flow during the nine month period ended March 30, 2025 was increased collections of accounts receivable related to the payment of franchise receivables.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the nine month period ended March 30, 2025 was $2.9 million compared to cash used in investing activities of $30 thousand for the nine months ended March 24, 2024. Net cash used in investing activities during the nine month period ended March 30, 2025 was primarily attributable to increased purchases of U.S. Treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $1.4 million for the nine month period ended March 30, 2025 compared to net cash used in financing activities of $0.3 million for the nine month period ended March 24, 2024. Net cash used by financing activities for the nine months ended March 30, 2025 was primarily attributable to repurchases of the Company's stock. On February 24, 2025, the Company repurchased 500,000 shares at $2.40 per share in a negotiated transaction. Net cash used by financing activities for the nine months ended March 24, 2024 was primarily attributable to taxes paid on vested RSUs.

Management believes the cash and short-term investments on hand combined with net cash provided by operations will be sufficient to fund operations for the next 12 months and beyond.

Employee Retention Credit

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. As of March 30, 2025, $0.6 million has been received and $0.1 million is still outstanding and included within accounts receivable on the accompanying Condensed Consolidated Balance Sheets.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 30, 2025 and June 30, 2024, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended March 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 8, 2025