Form 10-K
period 2025-06-29
RAVE RESTAURANT GROUP, INC.
filed 2025-09-25
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark One)
☒
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 29, 2025 or

☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ____.
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $28.3 million computed by reference to the price at which the common equity was last sold on the NASDAQ Capital Market.

As of September 18, 2025, there were 14,211,566 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 9, 2025, have been incorporated by reference in Part III of this report.

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

As of June 29, 2025, we had 117 franchised Pizza Inn restaurants, 17 franchised Pie Five Units, and one licensed PIE Unit. The 95 domestic franchised Pizza Inn restaurants were comprised of 79 Buffet Units, five Delco Units, 10 Express Units and one Pizza Inn Ghost Kitchen Unit. As of June 29, 2025, there were 22 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 20%, 19%, 10% and 10%, respectively, of the total number of domestic units.

Our History

The Company has offered consumers affordable, high-quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on the NASDAQ Stock Market and presently trades on the NASDAQ Capital Market under the ticker symbol “RAVE.” In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas. In November 2012, we signed our first franchise development agreement for Pie Five. In 2019, we launched the PIE kiosk and convenience store solution to meet the consumer demand for tasty and high-quality pizzas within a grab-and-go delivery model.

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

Index
Buffet Units offer dine-in, carryout, and catering service and, in many cases, also offer delivery service. Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Buffet Units are generally located in free standing buildings or strip center locations in retail developments near offices, shopping centers and residential areas. The current standard Buffet Units are between 2,100 and 4,500 square feet in size and seat 50 to 185 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.

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

Pizza Inn Ghost Kitchen Units primarily serve customers online through third-party delivery companies and are located in a Pie Five restaurant. Dine-in, carryout, or catering services are not offered. We have attempted to strategically locate Pizza Inn Ghost Kitchen Units in areas where Pie Five restaurants are presently located, but Pizza Inn is not.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share. We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2026.

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

Domestic Kiosk License Operations

Kiosk license agreements. Our PIE Units are typically offered for five-year initial license periods with options for additional five-year renewals. PIE Unit licensees are not charged development fees, license fees, royalties, or advertising assessments. PIE Unit license agreements require that the licensee comply with standards of the Pizza Inn brand, including marketing, kiosk system configuration, and sales and sourcing of authorized products and services. The mandated products and sourcing provisions within the PIE Unit licensing agreement result in supplier rebates for the Company.

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

Index
International Franchise Operations

We also offer master license rights to develop Pizza Inn and Pie Five restaurants in certain foreign countries, with negotiated fees, development schedules, and ongoing royalties although we are currently not actively marketing rights internationally for Pie Five. A master licensee for a foreign country pays a negotiated fee to purchase the right to develop and operate restaurants within a defined territory, typically for a term of 20 years, plus a ten-year renewal option. The master licensee agrees to a multi-restaurant development schedule, and we train the master licensee to monitor and assist franchisees in their territory with local service and quality control with support from us. In return, the master licensee typically retains half the franchise fees and half the royalties on all restaurants within the territory during the term of the agreement. Master licensees may open restaurants that they own and operate, or they may open sub-franchised restaurants owned and operated by third parties through agreements with the master licensee subject to our approval.

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s. As of June 29, 2025, there were 22 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras and three restaurants in New Zealand, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in Saudi Arabia and adjoining countries in the Middle East. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

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

Employees

As of June 29, 2025, we had 24 full-time employees. None of our employees are currently covered by collective bargaining agreements.

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

Third-Party Engagement

The Company employs third-party risk security vendors to identify, mitigate, and remediate cybersecurity risks; however, we rely on the third parties we use to implement security programs commensurate with their risks, and we cannot ensure in all circumstances that their efforts will be successful. The Company employs a third-party vendor to securely host the Company’s data in a cloud-based storage system. The third-party vendor conducts quarterly vulnerability scans on both the hosted data environment and the Company’s corporate data network. Scans of the Company’s firewall are conducted regularly by the third-party vendor. Any necessary remediation would also be provided by the third-party vendor after the scan, but none has been required. The Company uses multiple third-party developed software to continually monitor technology systems for viruses, malicious software, executable harmful files, and other cybersecurity risks. The Company requires the annual submission of SOC 1 security certificates from our third-party vendors which have access to our financial and sales data. The Company also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity related incidents.

The Company recognizes that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, each employee is required to complete information security and data privacy training to build awareness of cybersecurity risks to the organization. The Company has engaged a third-party vendor to periodically send each employee an email that mimics a potentially harmful phishing attempt each month and to report to management the results of the phishing security test.

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

As of June 29, 2025, the Company had contingent and direct lease obligations for two additional restaurant locations. These lease obligations have been assigned to franchisees. These leased properties range in size from 2,220 to 2,428 square feet, have annual rental rates ranging from approximately $35.00 to $39.00 per square foot and expire between 2025 and 2028.

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

Index
PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is listed on the Capital Market of the NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol “RAVE”. As of September 18, 2025, there were approximately 1,886 stockholders of record of the Company's common stock. This number excludes stockholders whose stock is held in nominee or “street name” by brokers.

The Company had no sales of unregistered securities during fiscal 2025 or 2024.

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

The following table furnishes information for purchases made pursuant to the 2007 Stock Purchase Plan during fiscal 2025:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet to Be Purchased Under the Plan
February 3, 2025 - March 2, 2025	500,000	$2.40	6,518,026	1,497,974
Total	500,000	$2.40

The Company’s ability to purchase shares of our common stock is subject to various laws, regulations, and policies as well as the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company may also purchase shares of our common stock other than pursuant to the 2007 Stock Purchase Plan or other publicly announced plans or programs.

On February 24, 2025, the Company repurchased 500,000 shares at $2.40 per share in a negotiated transaction with a third-party investor.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 29, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Stock option compensation plans approved by security holders	114,286	$4.89	1,533,362
Stock option compensation plans not approved by security holders	—	—	—
RSU compensation plans approved by security holders	272,555	2.50	—
Total	386,841	$3.21	1,533,362

(1)
Securities remaining available for future issuance under the 2015 Long Term Incentive Program are net of a maximum of 272,555 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note H to the audited consolidated financial statements included in this report.

Index
ITEM 6.
RESERVED.

Index
ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K and may contain certain forward-looking statements. See “Forward-Looking Statements.”

A comparison of our results of operations and cash flows for fiscal year 2024 compared to fiscal year 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC on September 26, 2024.

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
•
“Closed and non-operating store costs” represent gain or loss on asset disposal, store closure expenses, lease termination expenses and expenses related to abandoned store sites.

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At June 29, 2025, franchised and licensed restaurants consisted of the following:

Index
Fiscal Year Ended June 29, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	Retail Sales	Ending Units	Retail Sales	Ending Units	Retail Sales

Domestic Franchised/Licensed	96	$106,362	17	$10,998	113	$117,360

International Franchised	22	$6,574	—	$—	22	$6,574

The domestic units were located in 15 states predominately situated in the southern half of the United States. The international restaurants were located in eight foreign countries predominantly in the Middle East.

Fiscal years 2025 and 2024 included 52 and 53 weeks, respectively. In order to reflect comparable 53-week periods, week 53 of fiscal 2024 has been included in both periods in the presentation of retail sales, average units open and comparable store retail sales.

The following table summarizes domestic comparable store retail sales for the Company.

	53 Weeks Ended
	June 29, 2025	June 30, 2024
	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$104,717	$102,791
Pie Five Domestic Comparable Store Retail Sales	10,992	11,999
Total Rave Comparable Store Retail Sales	$115,709	$114,790

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	53 Weeks Ended
	June 29, 2025	June 30, 2024
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$105,204	$102,498
Delco/Express Units - Franchised	3,209	3,846
PIE Units - Licensed	24	70
Pizza Inn Ghost Kitchen Units - Franchised	7	4
Total Domestic Retail Sales	$108,444	$106,418

Pizza Inn Comparable Store Retail Sales - Total Domestic	$104,717	$102,791

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	77	76
Delco/Express Units - Franchised	21	29
PIE Units - Licensed	1	4
Pizza Inn Ghost Kitchen Units - Franchised	1	—
Total Domestic Units	100	109

Pizza Inn total domestic retail sales increased by $2.0 million, or 1.9%, for fiscal 2025 when compared to the prior 53 weeks. Compared to the prior year, average Buffet Units open in the period increased from 76 to 77. Comparable store retail sales increased by $1.9 million to $104.7 million for fiscal 2025 as compared to the prior 53 weeks. For fiscal 2025, the increase in domestic retail sales were primarily the result of the increase in Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Index
The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 29, 2025:

	Fiscal Year Ended June 29, 2025
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	78	2	1	5	2	79
Delco/Express Units - Franchised	23	—	—	—	8	15
PIE Units - Licensed	3	—	—	—	2	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	105	2	1	5	12	96

International Units (all types)	24	8	—	—	10	22

Total Units	129	10	1	5	22	118

There was a net decrease of nine units in the total domestic Pizza Inn unit count during fiscal 2025. There were five transfers in the total domestic Pizza Inn unit count during fiscal 2025. For fiscal 2025, the number of international Pizza Inn units decreased by two units. Eight units in Oman were closed following the non-renewal of their franchise agreement. There were zero transfers in the total international Pizza Inn unit count during fiscal 2025. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	53 Weeks Ended
	June 29, 2025	June 30, 2024
Pie Five Retail Sales - Total Domestic Units	(in thousands, except unit data)

Pie Five Units - Franchised	$11,005	$16,875
Pie Five Ghost Kitchen Units - Franchised	274	11
Total Domestic Retail Sales	$11,279	$16,886

Pie Five Comparable Store Retail Sales - Total	$10,992	$11,999

Pie Five Average Units Open in Period
Pie Five Units - Franchised	18	24
Pie Five Ghost Kitchen Units - Franchised	2	1
Total Domestic Units	20	25

Pie Five total domestic retail sales decreased by $5.6 million, or 33.2%, for fiscal 2025 when compared to the prior year. Compared to the prior year, average units open in the period decreased from 25 to 20. Comparable store retail sales decreased by $1.0 million to $11.0 million for fiscal 2025 as compared to the prior year. For fiscal 2025, the decrease in domestic retail sales were primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales. The highest-volume Pie Five unit closed during the last week of fiscal 2024. This location accounted for approximately 13.6% of Pie Five's total domestic retail sales for fiscal 2024.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 29, 2025:

	Fiscal Year Ended June 29, 2025
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	18	—	(1)	—	1	16
Pie Five Ghost Kitchen Units - Franchised	2	—	—	1	1	1
Total Domestic Units	20	—	(1)	1	2	17

The was a net decrease of three units in the total domestic Pie Five unit count during fiscal 2025. There was a net decrease of one Pie Five Ghost Kitchen Unit during fiscal 2025. One Pie Five unit converted to become a Pizza Inn Buffet unit. We believe that Pie Five units will decrease modestly in future periods.

Index
Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the Fiscal Years ended June 29, 2025 and June 30, 2024 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
REVENUES:
Franchise and license revenues	$10,790	$10,295	$1,184	$1,709	$—	$—	$11,974	$12,004
Rental income	—	—	—	—	53	131	53	131
Other income	—	—	12	15	—	—	12	15
Total revenues	10,790	10,295	1,196	1,724	53	131	12,039	12,150

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	5,215	5,267	5,215	5,267
Franchise expenses	2,997	2,985	400	671	—	—	3,397	3,656
Provision (recovery) for credit losses	—	—	—	—	(21)	69	(21)	69
Interest income	—	—	—	—	(354)	(153)	(354)	(153)
Depreciation and amortization expense	—	—	—	—	182	219	182	219
Total costs and expenses	2,997	2,985	400	671	5,022	5,402	8,419	9,058

INCOME/(LOSS) BEFORE TAXES	$7,793	$7,310	$796	$1,053	$(4,969)	$(5,271)	$3,620	$3,092

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

Total revenues for fiscal 2025 and fiscal 2024 were $12.0 million and $12.2 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.5 million to $10.8 million for fiscal 2025 as compared to $10.3 million for fiscal 2024. The 4.8% increase was driven by increased advertising fund revenues due to an increase in the average contribution rate from new stores and expiring rate abatements from existing stores and increased supplier and distributor incentives under the terms of new contracted pricing.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.5 million to $1.2 million for fiscal 2025 as compared to $1.7 million for fiscal 2024. The 30.7% decrease was driven by decreases in domestic royalties related to a decrease in system-wide sales.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses decreased by $0.1 million to $5.2 million for fiscal 2025 as compared to $5.3 million for fiscal 2024. The 1.0% decrease was driven by decreases in recruiting fees, offset by increases in salaries.

Index
Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.3 million to $3.4 million in fiscal 2025 as compared to $3.7 million for fiscal 2024. Pizza Inn franchise expenses remained relatively stable at $3.0 million for fiscal 2025 as compared to fiscal 2024. The 0.4% increase was driven by increases in advertising fees, offset by decreases in salaries directly related to franchise operations. Pie Five franchise expenses decreased $0.3 million to $0.4 million for fiscal 2025 compared to $0.7 million for fiscal 2024. The 40.4% decrease was driven by decreases in salaries directly related to franchise operations and advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For fiscal 2025, recoveries for credit losses were $21 thousand compared to provision for credit losses of $69 thousand for fiscal 2024. During fiscal 2025, the Company recorded a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved, partially offset by losses due to write offs of receivables.

Interest Income

Interest income increased by $201 thousand for fiscal 2025 to $354 thousand compared to $153 thousand in the prior year. The increase was primarily driven by interest received on short-term investments, all of which were U.S. Treasury bills.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $37 thousand for fiscal 2025 to $182 thousand compared to $219 thousand in the prior year. The decrease was primarily the result of lower depreciation of equipment due to an overall decrease in capital expenditures.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Federal tax expense	$793	$530
State tax expense	125	89
Total income tax expense	$918	$619

For the year ended June 29, 2025, the Company recorded an income tax expense of $918 thousand. The federal and state tax expense was $793 thousand and $125 thousand, respectively. The increase was primarily driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting in the prior year. The Company utilized net operating losses to offset federal taxes payable. At the end of tax year ended June 29, 2025, the Company had federal net operating loss carryforwards totaling $16 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2022 through June 30, 2024. Tax years that remain subject to examination by state authorities are the years ended June 30, 2021 through June 30, 2024.

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

Earnings per Share

Basic net income per common share increased $0.02 per share to $0.19 per share for fiscal 2025 compared to $0.17 per share in the prior fiscal year. Diluted net income per common share increased $0.02 per share to $0.19 per share for fiscal 2025 compared to $0.17 per share in the prior fiscal year. Net income increased $0.2 million to net income of $2.7 million for fiscal 2025 compared to a net income of $2.5 million for the prior fiscal year on revenues of $12.0 million for fiscal 2025 as compared to $12.2 million in fiscal 2024.

Index
EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal year ended June 29, 2025, increased to $3.6 million compared to $3.2 million for the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Net income	$2,702	$2,473
Interest income	(354)	(153)
Income taxes	918	619
Depreciation and amortization	182	219
EBITDA	$3,448	$3,158
Stock-based compensation expense	136	149
Severance	12	5
Franchisee default and closed store revenue	(13)	(156)
Adjusted EBITDA	$3,583	$3,156

Results of operations for the fiscal years 2025 and 2024 included 52 and 53 weeks, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

During fiscal 2025, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, short-term investment discount amortization, and changes in working capital. Cash provided by operating activities was $3.4 million in fiscal 2025 compared to cash provided by operating activities of $2.8 million in fiscal 2024. The primary driver of increased operating cash flow during fiscal 2025 was increased collections of accounts receivable related to the payment of franchise receivables.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during fiscal 2025 was $2.0 million compared to cash used in investing activities of $4.9 million in fiscal 2024. Net cash used in investing activities in fiscal 2025 was primarily attributable to increased activity related to the purchase and redemption of short-term investments.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was $1.4 million for fiscal 2025 compared to net cash used in financing activities of $0.3 million for fiscal 2024. Net cash used by financing activities in fiscal 2025 was primarily attributable to repurchases of the Company's stock. On February 24, 2025, the Company repurchased 500,000 shares at $2.40 per share in a negotiated transaction. Net cash used by financing activities in fiscal 2024 was primarily attributable to taxes paid on vested Restricted Stock Units (“RSUs”).

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2026 fiscal year and beyond.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 29, 2025 and June 30, 2024, the Company had no uncertain tax positions.

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

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Consolidated Balance Sheets through a right-of-use asset and a corresponding lease liability. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. The Company does not presently have any short-term leases.

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

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 29, 2025.

ITEM 9B.
OTHER INFORMATION.

During the quarter ended June 29, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2019 and incorporated herein by reference).*

19.1	Rave Restaurant Group, Inc. Insider Trading Policy

21.1	List of Subsidiaries (filed as Exhibit 21.1 to Form 10-K filed September 30, 2019 and incorporated herin by reference).*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*Management contract or compensatory plan or agreement.

ITEM 16.
FORM 10-K SUMMARY.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 25, 2025	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer (principal executive officer) By: /s/ Jay D. Rooney Jay D. Rooney Chief Financial Officer (principal financial officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 25, 2025

/s/ Jay D. Rooney Jay D. Rooney Chief Financial Officer (principal financial officer)	September 25, 2025

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 25, 2025

/s/ Robert B. Page
Robert B. Page
Director	September 25, 2025

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 25, 2025

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 25, 2025

Index
RAVE RESTAURANT GROUP, INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Rave Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rave Restaurant Group, Inc and subsidiaries (the “Company”) as of June 29, 2025 and June 30, 2024, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 29, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025 and June 30, 2024, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2025, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2023.

Plano, Texas
September 25, 2025

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023

REVENUES	$12,039	$12,150	$11,889

COSTS AND EXPENSES
General and administrative expenses	5,215	5,267	5,490
Franchise expenses	3,397	3,656	3,956
Impairment of long-lived assets and other lease charges	—	—	5
Provision (recovery) for credit losses	(21)	69	73
Interest (income) expense	(354)	(153)	1
Depreciation and amortization expense	182	219	214
Total costs and expenses	8,419	9,058	9,739
INCOME BEFORE TAXES	3,620	3,092	2,150
Income tax expense	918	619	537
NET INCOME	$2,702	$2,473	$1,613

INCOME PER SHARE OF COMMON STOCK
Basic	$0.19	$0.17	$0.11
Diluted	$0.19	$0.17	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,499	14,446	15,323
Diluted	14,561	14,630	15,911

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 29, 2025	June 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,859	$2,886
Short-term investments	7,024	4,945
Accounts receivable, less allowance for credit losses of $31 and $57, respectively	1,171	1,411
Notes receivable, current	45	68
Assets held for sale	38	33
Deferred contract charges, current	21	26
Prepaid expenses and other current assets	335	167
Total current assets	11,493	9,536

LONG-TERM ASSETS
Property and equipment, net	137	182
Operating lease right-of-use assets, net	489	817
Intangible assets definite-lived, net	182	252
Notes receivable, net of current portion	75	79
Deferred tax asset, net	3,995	4,756
Deferred contract charges, net of current portion	186	197
Total assets	$16,557	$15,819

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$207	$359
Accrued expenses	855	915
Operating lease liabilities, current	370	402
Deferred revenues, current	308	343
Total current liabilities	1,740	2,019

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	206	555
Deferred revenues, net of current portion	457	543
Total liabilities	2,403	3,117

COMMITMENTS AND CONTINGENCIES (SEE NOTE I)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,522,171 shares, respectively; outstanding 14,211,566 and 14,586,566 shares, respectively	256	255
Additional paid-in capital	37,516	37,563
Retained earnings	7,614	4,912
Treasury stock, at cost
Shares in treasury: 11,435,605 and 10,935,605 respectively	(31,232)	(30,028)
Total shareholders' equity	14,154	12,702

Total liabilities and shareholders' equity	$16,557	$15,819

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Capital		Shares	Amount

Balance, June 26, 2022	25,090	$251	$37,384	$826	(7,579)	$(25,049)	$13,412
Stock-based compensation expense	—	—	345	—	—	—	345
Purchase of treasury stock	—	—	—	—	(3,357)	(4,979)	(4,979)
Net income	—	—	—	1,613	—	—	1,613
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount

Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock-based compensation expense	—	—	149	—	—	—	149
RSU vested and taxes paid on RSUs	432	4	(315)	—	—	—	(311)
Net income	—	—	—	2,473	—	—	2,473
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702

	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Capital		Shares	Amount

Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	—	—	136	—	—	—	136
RSU vested and taxes paid on RSUs	125	1	(183)	—	—	—	(182)
Purchase of treasury stock	—	—	—	—	(500)	(1,204)	(1,204)
Net income	—	—	—	2,702	—	—	2,702
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,702	$2,473	$1,613
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(115)	(50)	—
Impairment of long-lived assets and other lease charges	—	—	5
Stock-based compensation expense	136	149	345
Depreciation and amortization	101	135	141
Amortization of operating lease right-of-use assets	352	410	505
Amortization of definite-lived intangible assets	81	84	73
Non-cash lease expense	24	46	—
Provision (recovery) for credit losses	(21)	69	73
Deferred income tax	761	586	430
Changes in operating assets and liabilities:
Accounts receivable	261	(335)	763
Notes receivable	27	(14)	240
Deferred contract charges	16	30	7
Prepaid expenses and other current assets	(168)	37	(58)
Accounts payable - trade	(152)	(143)	(167)
Accrued expenses	(60)	25	(272)
Operating lease liabilities	(429)	(511)	(558)
Deferred revenues	(121)	(146)	(299)
Cash provided by operating activities	3,395	2,845	2,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(14,117)	(10,115)	—
Maturities of short-term investments	12,153	5,220	—
Purchase of assets held for sale	(19)	—	—
Proceeds from sale of assets held for sale	14	3	7
Purchase of definite-lived intangible assets	(11)	(8)	(169)
Purchase of property and equipment	(56)	(76)	(65)
Cash used in investing activities	(2,036)	(4,976)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,204)	—	(4,979)
Taxes paid on issuance of restricted stock units	(182)	(311)	—
Payments on short-term loan	—	—	(30)
Cash used in financing activities	(1,386)	(311)	(5,009)

Net decrease in cash and cash equivalents	(27)	(2,442)	(2,395)
Cash and cash equivalents, beginning of year	2,886	5,328	7,723
Cash and cash equivalents, end of year	$2,859	$2,886	$5,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$1
Income taxes (net of refunds)	$122	$5	$87

NON-CASH ACTIVITIES:
Operating lease right-of-use assets assumed through lease liabilities	$24	$—	$—

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc., and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out, express restaurants and ghost kitchens domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses pizza kiosks under the “Pizza Inn” trademark. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third-party distributors.

As of June 29, 2025, we had 117 franchised Pizza Inn restaurants, 17 franchised Pie Five Units, and one licensed Pizza Inn Express, or PIE, kiosk (“PIE Units”). The 95 domestic franchised Pizza Inn restaurants were comprised of 79 pizza buffet restaurants (“Buffet Units”), five delivery/carry-out restaurants (“Delco Units”), 10 express restaurants (“Express Units”), and one ghost kitchen (“Pizza Inn Ghost Kitchen Units”). As of June 29, 2025, there were 22 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with Texas, North Carolina, Arkansas and Mississippi accounting for approximately 20%, 19%, 10% and 10%, respectively, of the total number of domestic units.

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

Short-Term Investments:

The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of June 29, 2025 and June 30, 2024, the Company held treasury bills valued at approximately $7.0 million and $4.9 million, respectively, which are included within short-term investments on the accompanying Consolidated Balance Sheets. Interest income is reflected in the accompanying Consolidated Statements of Income and Cash Flows. For the years ended June 29, 2025, June 30, 2024, and June 25, 2023, interest income recognized on the treasury bills was $313 thousand, $151 thousand, and zero, respectively.

Index
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

The fair value of the Company’s investments in U.S. Treasury bills at June 29, 2025 and June 30, 2024, was determined using level 1 observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	June 29, 2025				June 30, 2024
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$7,024	$—	$—	7024	$4,945	$—	$—	$4,945
	$7,024	$—	$—	$7,024	$4,945	$—	$—	$4,945

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 29, 2025 and June 30, 2024, the Company had cash and cash equivalent balances in excess of FDIC insurance coverage of approximately $2.3 million and $2.4 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

The Company invests in U.S. Treasury bills, which are considered short-term investments. While U.S. Treasury bills are not insured by the FDIC, they are backed by the full faith and credit of the United States government. However, following the downgrade of the U.S. sovereign credit rating, the Company recognizes that the long-term fiscal outlook of the United States has weakened. Nevertheless, the Company believes the credit risk associated with these investments is minimal.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets. At June 29, 2025, and at various times during the fiscal year then ended, the Company had concentrations of credit risk with three franchisees on notes receivables with long-term maturities. At June 30, 2024, and at various times during the fiscal year then ended, the Company had concentrations of credit risk with four franchisees on notes receivables with both short and long term maturities. As of June 29, 2025 and June 30, 2024, the financed asset sales were executed with a weighted average interest rate of 5.3% and 4.8%, respectively. Principal payments are due weekly or monthly and mature from January 1, 2027 to July 5, 2028.

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

Leases:

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that it can be determined that an arrangement represents a lease, it is classified as either an operating lease or a finance lease. The Company does not currently have any finance leases. The Company capitalizes operating leases on the Consolidated Balance Sheets through a right-of-use asset and a corresponding lease liability. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Short-term leases that have an initial term of one year or less are not capitalized. The Company does not presently have any short-term leases.

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

Index
Future minimum rental payments for guaranteed leases with initial or remaining terms of one year or more at June 29, 2025 were as follows (in thousands):

Guaranteed Leases
2026	$108
2027	87
2028	87
$282

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

Impairment of Long-Lived Asset and Other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. For the years ended June 29, 2025, June 30, 2024, and June 25, 2023, impairment expense was zero, zero, and $5 thousand, respectively.

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For fiscal 2025, recoveries for credit losses were $21 thousand compared to provision for credit losses of $69 thousand for fiscal 2024.

Changes in the allowance for credit losses consisted of the following (in thousands):

	June 29, 2025	June 30, 2024
Balance at beginning of year	$57	$58
Provision (recovery) for credit losses	(21)	69
Amounts written off	(5)	(70)
Ending balance	$31	$57

Notes Receivable and Allowance for Credit Losses:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets. The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees. All notes allow for early payment without penalty. Fixed principal payments are due monthly. Notes receivable mature at various dates through 2028 and bear interest at a weighted average rate of 5.3% and 4.8% at June 29, 2025 and June 30, 2024, respectively.

Index
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

The allowance for credit losses for notes receivable incorporates an estimate of lifetime expected credit losses and is recorded on each note upon asset origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As of June 29, 2025 and June 30, 2024, there were no modifications to notes receivable.

In evaluating the notes receivable, the Company determines that the notes are pooled based on historical collections and write-offs for purposes of determining its allowance for credit losses related to notes receivable. These notes have an amortized cost of approximately $120 thousand and $147 thousand at June 29, 2025 and June 30, 2024, respectively. Historical loss information for notes receivable at the Company shows a 0% loss rate over the contractual term.

As of June 29, 2025 and June 30, 2024, the Company has not recorded any allowance for credit losses related to the notes receivable balances. Additionally, as of June 29, 2025 and June 30, 2024, the Company did not have any notes receivable with past due or non-accrual status. The total amount of write-offs and recoveries of notes receivable were zero for the fiscal years ended June 29, 2025 and June 30, 2024.

The expected principal collections on notes receivable for the next three years are as follows as of June 29, 2025 (in thousands):

Notes Receivable
2026	$46
2027	42
2028	32
$120

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

The Company had subleased some of its restaurant space to a third-party. The Company's last remaining sublease term ended in January 2025 and the Company has no plans to enter into future sublease arrangements. The sublease agreements were non-cancelable through the end of the term and both parties had substantive rights to terminate the lease when the term is complete. Sublease agreements are not capitalized and are recorded as rental income in the period that rent is received.

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023

Franchise royalties	$4,620	$4,844	$4,978
Supplier and distributor incentive revenues	4,940	4,833	4,418
Franchise license fees	153	281	152
Area development exclusivity fees and foreign master license fees	13	15	18
Advertising fund contributions	2,031	1,814	1,943
Supplier convention funds	217	217	172
Rental income	53	131	186
Other	12	15	22
	$12,039	$12,150	$11,889

Index
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 29, 2025 and June 30, 2024 (in thousands):

	June 29, 2025	June 30, 2024
Beginning balance	$549	$718
Additions	77	127
Amount recognized to franchise revenues	(166)	(296)
Ending balance	$460	$549

The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of June 29, 2025 (in thousands):

Fiscal Year	Franchise and Development Fees Revenue Recognition
2026	$76
2027	59
2028	52
2029	50
2030	39
Thereafter	184
$460

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

Evaluating contingencies related to litigation is a process involving judgment on the potential outcome of future events, and the ultimate resolution of litigated claims may differ from our current analysis. Accordingly, we review the adequacy of accruals and disclosures pertaining to litigated matters each quarter in consultation with legal counsel and we assess the probability and range of possible losses associated with contingencies for potential accrual in the Consolidated Financial Statements.

We are engaged in various legal proceedings and have certain unresolved claims pending. Liabilities have been established based on our best estimates of our potential liability in certain of these matters. Based upon consultation with legal counsel, management is of the opinion that there are no matters pending or threatened which are expected to have a material adverse effect, individually or in the aggregate, on the consolidated financial condition or results of operations.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June. The fiscal year ended June 29, 2025 contained 52 weeks, the fiscal year ended June 30, 2024 contained 53 weeks, and the fiscal year June 25, 2023 contained 52 weeks.

Index
Recently Adopted Accounting Guidance:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (Topic 280). The new guidance is effective for the Company's fiscal year beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company adopted this standard on July 1, 2024, which required companies to enhance disclosure of significant reportable segment expenses.

Recently Issued Accounting Standards:

December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a company’s effective tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024, which require us to adopt the provisions in our fiscal 2026 Form 10-K. The amendments should be applied prospectively; however, retrospective application is permitted. Management does not expect this ASU to have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires, for each relevant expense caption on the income statement, detailed disclosure amounts for purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In addition, this ASU requires companies to include amounts already required by GAAP in the same disclosure, provide a qualitative description of remaining amounts not separately disaggregated, and disclose the amount of total selling expenses along with the companies’ definition of selling expenses. The amendment is effective for fiscal years beginning after December 15, 2026, which would require us to adopt the provisions in our fiscal 2028 Form 10-K. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

NOTE B – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

Property and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 29 2025	June 30, 2024

Equipment, furniture and fixtures	3 - 7 yrs	$1,228	$1,173
Leasehold improvements	10 yrs or lease term, if shorter	472	472
		1,700	1,645
Less: accumulated depreciation/amortization		(1,563)	(1,463)
		$137	$182

Depreciation and amortization expense for property and equipment was approximately $101 thousand, $135 thousand, and $141 thousand for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023, respectively.

Intangible assets consist of the following (in thousands):

		June 29, 2025			June 30, 2024
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(265)	$13	$278	$(258)	$20
Name change	15 years	70	(49)	21	70	(44)	26
Prototypes	5 years	359	(211)	148	347	(141)	206
		$707	$(525)	$182	$695	$(443)	$252

Amortization expense for intangible assets was approximately $81 thousand, $84 thousand, and $73 thousand for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023, respectively.

Index
NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 29, 2025	June 30, 2024
Compensation	$694	$771
Professional fees	110	127
Other	51	17
	$855	$915

NOTE D - EMPLOYEE RETENTION CREDIT:

On December 27, 2020, the Consolidated Appropriations Act of 2021 (the “CAA”) was signed into law. The CAA expanded eligibility for an employee retention credit for companies impacted by the COVID-19 pandemic with fewer than five hundred employees and at least a twenty percent decline in gross receipts compared to the same quarter in 2019, to encourage retention of employees. This payroll tax credit was a refundable tax credit against certain federal employment taxes. For the fiscal year ended June 26, 2022, the Company recorded $0.7 million of other income for the employee retention credit. The Company had $0.1 million outstanding and included within accounts receivable as of June 30, 2024 for the employee retention credit. The Company received $0.1 million and the full amount of employee retention credit has been received as of June 29, 2025, and no balance remains outstanding.

NOTE E - INCOME TAXES:

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Current - Federal	$—	$—	$—
Current - State	156	33	107
Deferred - Federal	793	530	394
Deferred - State	(31)	56	36
Provision for income taxes	$918	$619	$537

The effective income tax rate varied from the statutory rate for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023 as reflected below (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Federal income taxes based on a statutory rate of 21%	$760	$649	$452
State income taxes (net of federal benefit)	99	82	119
Permanent Adjustments	(31)	(128)	7
Return to Provision	—	16	(49)
Other	90	—	8
Provision for income taxes	$918	$619	$537

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 29, 2025	June 30, 2024
Allowance for credit losses	$7	$13
Deferred fees	55	58
Other reserves and accruals	420	475
Operating lease liabilities	135	222
Credit carryforwards	56	156
Net operating loss carryforwards	3,503	4,057
Total deferred tax assets	$4,176	$4,981
Right-of-use assets	(115)	(190)
Other deferred tax liabilities	(66)	(35)
Total deferred tax liabilities	$(181)	$(225)
Net deferred tax asset	$3,995	$4,756

Index
The Company utilized net operating losses to offset federal taxes. At the end of tax year June 29, 2025, the Company had federal net operating loss carryforwards totaling $16 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 28, 2022 through June 30, 2024. Tax years that remain subject to examination by state authorities are the years ended June 30, 2021 through June 30, 2024.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of any required valuation allowance. As of June 29, 2025 and June 30, 2024, the Company determined that no valuation allowance was necessary.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

NOTE F - LEASES:

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot. This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and has elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021. As of June 29, 2025 and June 30, 2024, the unpaid balance of deferred base rent was approximately $24 thousand and $56 thousand, respectively which is included in accounts payable on the accompanying Consolidated Balance Sheets.

The components of total lease expense for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Consolidated Statements of Income, are as follows (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Operating lease cost	$377	$447	$494
Sublease income	(53)	(131)	(186)
Total lease expense, net of sublease income	$324	$316	$308

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities	$429	$511	$558

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Weighted average remaining lease term	1.6 Years	1.5 Years
Weighted average discount rate	4.2%	4.0%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2026	$388
Fiscal Year 2027	197
Fiscal Year 2028	6
Fiscal Year 2029	6
Thereafter	1
Total operating lease payments	$598
Less: imputed interest	(22)
Total operating lease liability	$576

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

For the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $27 thousand, $21 thousand, and $24 thousand, respectively.

NOTE H - STOCK-BASED COMPENSATION PLANS:

The 2015 Long Term Incentive Plan (the “2015 LTIP”) was approved by the Company’s shareholders on November 18, 2014 and became effective June 1, 2015. Officers, employees and non-employee directors of the Company were eligible to receive awards under the 2015 LTIP. A total of 3,000,000 shares of common stock were authorized for issuance under the 2015 LTIP. Awards authorized under the 2015 LTIP included incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options). The 2015 LTIP provided for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors. The Compensation Committee also determined the vesting periods, performance criteria and other terms and conditions of all awards under the 2015 LTIP. The Compensation Committee had adopted resolutions under the 2015 LTIP automatically granting to each non-employee director on the first day of each fiscal year options to purchase twice the number of shares of common stock acquired during the previous fiscal year, up to a maximum of 40,000 shares. Such options were exercisable at the market value of the stock on the first day of the fiscal year, vested six months from the date of grant and expired 10 years from the date of grant. The 2015 LTIP expired by its terms on June 1, 2025.

Stock-based compensation expense is included in general and administrative expense in the accompanying Consolidated Statements of Income.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended			Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023	June 29, 2025	June 30, 2024	June 25, 2023
	Shares	Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	114,286	151,750	111,750	$4.89	$5.19	$6.67

Granted	—	—	40,000	—	—	1.06
Exercised	—	—	—	—	—	—
Forfeited/Canceled/Expired	—	(37,464)	—	—	(6.12)	—

Outstanding at end of period	114,286	114,286	151,750	$4.89	$4.89	$5.19

Exercisable at end of period	114,286	114,286	114,286	$4.89	$4.89	$6.67

Index
The intrinsic value of options outstanding at June 29, 2025 was $63 thousand.

The following table provides information on options outstanding and options exercisable as of June 29, 2025:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding at June 29, 2025	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 29, 2025	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	6.99	$1.06	40,000	$1.06
$3.31 - 3.95	50,000	0.99	$3.95	50,000	$3.95
$6.26 - 13.11	24,286	0.01	$13.11	24,286	$13.11
	114,286	2.88	$4.89	114,286	$4.89

The following table provides information on options outstanding and options exercisable as of June 30, 2024:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding at June 30, 2024	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 30, 2024	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	7.99	$1.06	40,000	$1.06
$3.31 - 3.95	50,000	1.99	$3.95	50,000	$3.95
$6.26 - 13.11	24,286	1.01	$13.11	24,286	$13.11
	114,286	3.88	$4.89	114,286	$4.89

The following table provides information on options outstanding and options exercisable as of June 25, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 25, 2023	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 25, 2023	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	9.01	$1.06	—	$—
$3.31 - 3.95	50,000	3.01	$3.95	50,000	$3.95
$5.51 - 5.74	8,664	0.02	$5.74	8,664	$5.74
$5.95 - 6.25	28,800	1.01	$6.23	28,800	$6.23
$6.26 - 13.11	24,286	2.02	$13.11	24,286	$13.11
	151,750	3.88	$5.19	111,750	$6.67

Stock options issued during the years ended June 29, 2025, June 30, 2024, and June 25, 2023 was zero, zero, and 40,000, respectively.

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

Index
Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. We have not historically paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

Stock compensation expense related to stock options recognized in either fiscal 2025, 2024, or 2023 was zero, zero, and $15 thousand, respectively. There were no stock options that were unvested at June 29, 2025 or June 30, 2024. There was zero unamortized stock compensation expense at June 29, 2025.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2025 and 2024, 142,328 and 131,460 performance-based RSUs, respectively, were granted to certain employees. For the years ended June 29, 2025, June 30, 2024, and June 25, 2023, the Company had stock compensation expense of $136 thousand, $149 thousand, and $329 thousand, respectively, related to RSUs. As of June 29, 2025, there was $151 thousand, $128 thousand and $35 thousand unamortized stock compensation expense related to RSUs, which should be recognized during fiscal years 2026, 2027 and 2028, respectively.

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

A summary of the status of restricted stock units as of June 29, 2025, June 30, 2024, and June 25, 2023, and changes during the fiscal years then ended is presented below:

	June 29, 2025	June 30, 2024	June 25, 2023
Unvested at beginning of year	269,063	885,687	885,687
Performance adjustment	(31,274)	(58,035)	—
Granted	142,328	131,460	—
Vested	(198,414)	(588,589)	—
Forfeited	—	(101,460)	—
Unvested at end of year	181,703	269,063	885,687

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

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Net income available to common shareholders	$2,702	$2,473	$1,613
Adjusted net income	$2,702	$2,473	$1,613

BASIC:
Weighted average common shares	14,499	14,446	15,323

Net income per common share	$0.19	$0.17	$0.11

DILUTED:
Weighted average common shares	14,499	14,446	15,323
Dilutive stock options and restricted stock units	62	184	588
Weighted average common shares outstanding	14,561	14,630	15,911

Net income per common share	$0.19	$0.17	$0.10

We had 91,592, 94,769, and 151,750 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 29, 2025, June 30, 2024, and June 25, 2023, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero. These options expire at varying times from fiscal 2025 through fiscal 2032. We had 142,328, 105,000, and 271,825 restricted stock units for years ended June 29, 2025, June 30, 2024, and June 25, 2023, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because the performance criteria had not been met and vesting was not probable.

NOTE K - SEGMENT REPORTING:

The Company has three reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Disclosures about Segments of an Enterprise and Related Information: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Corporate administration and other. These segments are a result of differences in the nature of the products and services sold. Corporate administration costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, are partially allocated to the three operating segments. The Company's chief operating decision maker (“CODM”) is the chief executive officer, who assesses segment performance primarily based on operating revenues and income before taxes to inform decisions regarding resource allocation. In addition, the CODM uses segment income to evaluate investment opportunities and strategic priorities across the Company's brands.

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

Summarized in the following tables are net operating revenues, depreciation and amortization expense, and income before taxes for the Company's reportable segments as of and for the fiscal years ended June 29, 2025, June 30, 2024, and June 25, 2023 (in thousands):

Index

	Pizza Inn Franchising			Pie Five Franchising			Corporate			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023	June 29, 2025	June 30, 2024	June 25, 2023	June 29, 2025	June 30, 2024	June 25, 2023	June 29, 2025	June 30, 2024	June 25, 2023
REVENUES:
Franchise royalties	$3,988	$3,913	$3,880	632	$931	$1,098	$—	$—	$—	$4,620	$4,844	$4,978
Supplier and distributor incentive revenues	4,660	4,454	4,045	280	379	373	—	—	—	4,940	4,833	4,418
Franchise license fees	89	174	102	64	107	50	—	—	—	153	281	152
Area development exclusivity fees and foreign master license fees	9	10	11	4	5	7	—	—	—	13	15	18
Advertising fund contributions	1,827	1,527	1,600	204	287	343	—	—	—	2,031	1,814	1,943
Supplier convention funds	217	217	172	—	—	—	—	—	—	217	217	172
Rental income	—	—	—	—	—	—	53	131	186	53	131	186
Other	—	—	—	12	15	22	—	—	—	12	15	22
Total revenues	10,790	10,295	9,810	1,196	1,724	1,893	53	131	186	12,039	12,150	11,889

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	—	—	5,215	5,267	5,490	5,215	5,267	5,490
Franchise expenses	2,997	2,985	3,059	400	671	897	—	—	—	3,397	3,656	3,956
Impairment of long-lived assets and other lease charges	—	—	—	—	—	—	—	—	5	—	—	5
Provision (recovery) for credit losses	—	—	—	—	—	—	(21)	69	73	(21)	69	73
Interest (income) expense	—	—	—	—	—	—	(354)	(153)	1	(354)	(153)	1
Depreciation and amortization expense	—	—	—	—	—	—	182	219	214	182	219	214
Total costs and expenses	2,997	2,985	3,059	400	671	897	5,022	5,402	5,783	8,419	9,058	9,739

INCOME/(LOSS) BEFORE TAXES	7,793	7,310	6,751	796	1,053	996	(4,969)	(5,271)	(5,597)	3,620	3,092	2,150
Income tax expense	—	—	—	—	—	—	918	619	537	918	619	537
NET INCOME/(LOSS)	$7,793	$7,310	$6,751	$796	$1,053	$996	$(5,887)	$(5,890)	$(6,134)	$2,702	$2,473	$1,613

The following table provides information on our foreign and domestic revenues:

	Fiscal Year Ended
	June 29, 2025	June 30, 2024	June 25, 2023
Geographic information (revenues):
United States	$11,791	$11,940	$11,627
Foreign countries	248	210	262
Consolidated revenues	$12,039	$12,150	$11,889