Form 10-K/A
period 2025-06-29
RAVE RESTAURANT GROUP, INC.
filed 2025-11-06
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

As of November 6, 2025, there were 14,211,566 shares of the registrant’s common stock outstanding.

Explanatory Note: This Amendment to the Annual Report on Form 10-K for Rave Restaurant Group, Inc. is being filed to include Exhibit 97.1, which was inadvertently left off the initial filing.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.
Exhibits:

1.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

1.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Description of Registrant's Securities. (filed as Exhibit 4.4 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

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

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2019 and incorporated herein by reference).*

19.1	Rave Restaurant Group, Inc. Insider Trading Policy (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to Form 10-K filed September 30, 2019 and incorporated herein by reference).*

23.1	Consent of Independent Registered Public Accounting Firm (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

32.1	Section 1350 Certification of Principal Executive Officer (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

32.2	Section 1350 Certification of Principal Financial Officer (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

97.1	Policy Regarding Recovery of Excessive Incentive Based Compensation (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T (filed as the corresponding exhibit number with the registrant’s Form 10-K filed on September 25, 2025).

*Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: November 6, 2025

By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	November 6, 2025

/s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial officer)	November 6, 2025

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	November 6, 2025

/s/ Robert B. Page
Robert B. Page
Director	November 6, 2025

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	November 6, 2025

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	November 6, 2025