Form 10-Q
period 2025-09-28
RAVE RESTAURANT GROUP, INC.
filed 2025-11-06
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2025 or
☐
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

As of October 30, 2025, 14,211,566 shares of the issuer’s common stock were outstanding.

Index
RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
REVENUES	$3,213	$3,050

COSTS AND EXPENSES
General and administrative expenses	1,378	1,420
Franchise expenses	1,037	995
Provision (recovery) for credit losses	4	(17)
Depreciation and amortization expense	42	43
Total costs and expenses	2,461	2,441
OPERATING INCOME	752	609
Interest income	91	82
Other income	8	4
INCOME BEFORE TAXES	851	695
Income tax expense	206	169
NET INCOME	$645	$526

INCOME PER SHARE OF COMMON STOCK
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,212	14,587
Diluted	14,277	14,799

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 28, 2025	June 29, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,397	$2,859
Short-term investments	9,159	7,024
Accounts receivable, less allowance for credit losses of $35 and $31, respectively	1,081	1,171
Notes receivable, current	46	45
Assets held for sale	40	38
Deferred contract charges, current	21	21
Prepaid expenses and other current assets	486	335
Total current assets	12,230	11,493

LONG-TERM ASSETS
Property and equipment, net	124	137
Operating lease right-of-use assets, net	413	489
Intangible assets definite-lived, net	161	182
Notes receivable, net of current portion	63	75
Deferred tax asset, net	3,820	3,995
Deferred contract charges, net of current portion	194	186
Total assets	$17,005	$16,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$286	$207
Accrued expenses	856	855
Operating lease liabilities, current	374	370
Deferred revenues, current	99	308
Total current liabilities	1,615	1,740

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	111	206
Deferred revenues, net of current portion	442	457
Total liabilities	2,168	2,403

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,647,171 shares, respectively; outstanding 14,211,566 and 14,211,566 shares, respectively	256	256
Additional paid-in capital	37,554	37,516
Retained earnings	8,259	7,614
Treasury stock, at cost
Shares in treasury: 11,435,605 and 11,435,605 respectively	(31,232)	(31,232)
Total shareholders' equity	14,837	14,154

Total liabilities and shareholders' equity	$17,005	$16,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	—	—	73	—	—	—	73
Net income	—	—	—	526	—	—	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154
Stock-based compensation expense	—	—	38	—	—	—	38
Net income	—	—	—	645	—	—	645
Balance, September 28, 2025	25,647	$256	$37,554	$8,259	(11,436)	$(31,232)	$14,837

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$645	$526
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(75)	(66)
Stock-based compensation expense	38	73
Depreciation and amortization	21	23
Amortization of operating lease right-of-use assets	76	97
Amortization of definite-lived intangible assets	21	20
Non-cash lease expense	5	9
Provision (recovery) for credit losses	4	(17)
Deferred income tax	175	143
Changes in operating assets and liabilities:
Accounts receivable	86	63
Notes receivable	11	10
Deferred contract charges	(8)	(36)
Prepaid expenses and other current assets	(151)	(173)
Accounts payable - trade	79	84
Accrued expenses	1	59
Operating lease liabilities	(96)	(118)
Deferred revenues	(224)	(167)
Cash provided by operating activities	608	530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,300)	(5,039)
Maturities of short-term investments	2,240	3,000
Purchase of assets held for sale	(4)	—
Proceeds from sale of assets held for sale	2	6
Purchase of property and equipment	(8)	—
Cash used in investing activities	(2,070)	(2,033)

Net decrease in cash and cash equivalents	(1,462)	(1,503)
Cash and cash equivalents, beginning of period	2,859	2,886
Cash and cash equivalents, end of period	$1,397	$1,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$67	$50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025.

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

Short-Term Investments
The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of September 28, 2025 and June 29, 2025, the Company held U.S. Treasury bills valued at approximately $9.2 million and $7.0 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. Interest income is reflected in the accompanying Condensed Consolidated Statements of Income and Cash Flows. For the three months ended September 28, 2025 and September 29, 2024, interest income recognized on the treasury bills was $86 thousand and $76 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at September 28, 2025 and September 29, 2024, was determined using Level 1 observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	September 28, 2025				June 29, 2025
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$9,159	$—	$—	$9,159	$7,024	$—	$—	$7,024
	$9,159	$—	$—	$9,159	$7,024	$—	$—	$7,024

Index
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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 28, 2025, provision for credit losses were $4 thousand compared to recoveries for credit losses of $17 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses consisted of the following (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Balance at beginning of year	$31	$57
Provision (recovery) for credit losses	4	(17)
Amounts written off	—	—
Ending balance	$35	$40

Fiscal Quarters
The three month periods ended September 28, 2025 and September 29, 2024 each contained 13 weeks.

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

Recently Adopted Accounting Guidance
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “standard”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires companies to provide a more granular breakdown of the components that make up their effective tax rate and additional disclosures about the nature and effect of significant reconciling items. The new guidance is effective for the Company's fiscal year beginning after December 15, 2024. The Company adopted this standard on June 30, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Pronouncements
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

Total revenues consist of the following (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Franchise royalties	$1,170	$1,121
Supplier and distributor incentive revenues	1,275	1,192
Franchise license fees	23	28
Area development exclusivity fees and foreign master license fees	3	3
Advertising fund contributions	533	464
Supplier convention funds	209	217
Rental income	—	23
Other franchise revenue	—	2
	$3,213	$3,050

The following table reflects the changes in deferred franchise and development fees for the three months ended on September 28, 2025 and September 29, 2024 (in thousands):

	September 28, 2025	September 29, 2024
Beginning balance	$460	$549
Additions	13	14
Amount recognized to franchise revenues	(26)	(31)
Ending balance	$447	$532

Index
The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of September 28, 2025 (in thousands):

Fiscal Year	Franchise and Development Fees Revenue Recognition
2026	$51
2027	60
2028	53
2029	51
2030	40
Thereafter	194
$447

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

Index
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

The components of total lease expense for the three months ended September 28, 2025 and September 29, 2024, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Operating lease cost	$81	$104
Sublease income	—	(23)
Total lease expense, net of sublease income	$81	$81

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	September 28, 2025	September 29, 2024
Weighted average remaining lease term	1.4 Years	1.6 Years
Weighted average discount rate	4.2%	4.0%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2026	$291
Fiscal Year 2027	197
Fiscal Year 2028	6
Fiscal Year 2029	6
Thereafter	1
Total operating lease payments	$501
Less: imputed interest	(16)
Total operating lease liability	$485

Index
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

Note D - Stock-Based Compensation

Stock Options:

For the three months ended September 28, 2025 and September 29, 2024, the Company recognized stock-based compensation expense related to stock options of zero. As of September 28, 2025, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 28, 2025	September 29, 2024
	Shares	Shares
Outstanding at beginning of year	114,286	114,286

Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	(24,286)	—

Outstanding at end of period	90,000	114,286

Exercisable at end of period	90,000	114,286

Restricted Stock Units:

For the three months ended September 28, 2025 and September 29, 2024, the Company had stock-based compensation expense related to RSUs of $38 thousand and $73 thousand, respectively. As of September 28, 2025, there was $276 thousand unamortized stock-based compensation expense related to RSUs.

As of September 28, 2025, the RSUs will be amortized during the next 25 months. A summary of the status of RSUs as of September 28, 2025 and September 29, 2024, and changes during the three months then ended is presented below:

	Three Months Ended
	September 28, 2025	September 29, 2024
	Shares	Shares
Unvested at beginning of year	181,703	269,063
Performance adjustment	—	30,771
Granted	—	—
Issued	—	—
Forfeited	—	—
Unvested at end of period	181,703	299,834

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 28, 2025	September 29, 2024
Net income available to common shareholders	$645	$526

BASIC:
Weighted average common shares	14,212	14,587

Net income per common share	$0.05	$0.04

DILUTED:
Weighted average common shares	14,212	14,587
Dilutive stock options and restricted stock units	65	212
Weighted average common shares outstanding	14,277	14,799

Net income per common share	$0.05	$0.04

For the three months ended September 28, 2025, exercisable options to purchase 50,000 shares of common stock at exercise price $3.95 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 28, 2025, 142,328 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end.

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

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Federal tax expense	$175	$143
State tax expense	31	26
Total income tax expense	$206	$169

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

Index
Summarized in the following tables are revenues, expenses, operating income, and income before taxes for the Company’s reportable segments as of the three months ended September 28, 2025 and September 29, 2024 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
REVENUES:
Franchise royalties	$1,029	$951	$141	$170	$—	$—	$1,170	$1,121
Supplier and distributor incentive revenues	1,227	1,122	48	70	—	—	1,275	1,192
Franchise license fees	20	20	3	8	—	—	23	28
Area development exclusivity fees and foreign master license fees	2	2	1	1	—	—	3	3
Advertising fund contributions	488	407	45	57	—	—	533	464
Supplier convention funds	209	217	—	—	—	—	209	217
Rental income	—	—	—	—	—	23	—	23
Other franchise revenue	—	—	—	2	—	—	—	2
Total revenues	2,975	2,719	238	308	—	23	3,213	3,050

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,378	1,420	1,378	1,420
Franchise expenses	977	889	60	106	—	—	1,037	995
Provision (recovery) for credit losses	—	—	—	—	4	(17)	4	(17)
Depreciation and amortization expense	—	—	—	—	42	43	42	43
Total costs and expenses	977	889	60	106	1,424	1,446	2,461	2,441

OPERATING INCOME	1,998	1,830	178	202	(1,424)	(1,423)	752	609
Interest income	—	—	—	—	91	82	91	82
Other income	—	—	—	—	8	4	8	4
Total other income	—	—	—	—	99	86	99	86

INCOME/(LOSS) BEFORE TAXES	$1,998	$1,830	$178	$202	$(1,325)	$(1,337)	$851	$695
Income tax expense	—	—	—	—	206	169	206	169
NET INCOME/(LOSS)	1,998	1,830	178	202	(1,531)	(1,506)	645	526

Index
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 29, 2025 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2025. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At September 28, 2025, franchised and licensed units consisted of the following:

Three Months Ended September 28, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales
Domestic Franchised/Licensed	96	$27,950	17	$2,420	113	$30,370

International Franchised	20	$1,373	—	$—	20	$1,373

The domestic units were located in 15 states predominantly situated in the southern half of the United States. The international units were located in six foreign countries.

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

Index
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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 28, 2025 increased $0.1 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 28, 2025	September 29, 2024
Net income	$645	$526
Interest income	(91)	(82)
Income taxes	206	169
Depreciation and amortization	42	43
EBITDA	$802	$656
Stock-based compensation expense	38	73
Franchisee default and closed store revenue	(10)	(9)
Adjusted EBITDA	$830	$720

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 28, 2025	September 29, 2024
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$27,297	$24,499
Delco/Express Units - Franchised	646	859
PIE Units - Licensed	4	10
Pizza Inn Ghost Kitchen Units - Franchised	3	2
Total Domestic Retail Sales	$27,950	$25,370

Pizza Inn Comparable Store Retail Sales - Total Domestic	$27,115	$25,087

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	79	78
Delco/Express Units - Franchised	15	23
PIE Units - Licensed	1	2
Pizza Inn Ghost Kitchen Units - Franchised	1	1
Total Domestic Units	96	104

Pizza Inn total domestic retail sales increased by $2.6 million, or 10.2%, for the three months ended September 28, 2025 when compared to the same period of the prior fiscal year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 78 to 79. Comparable store retail sales increased by $2.0 million, or 8.1%, for the three month period ended September 28, 2025 as compared to the same period of the prior fiscal year. For the three months ended September 28, 2025, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet Units, supplemented by an increase in comparable domestic store retail sales.

Index
The following chart summarizes Pizza Inn restaurant activity for the three months ended September 28, 2025:

	Three Months Ended September 28, 2025
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Buffet Units - Franchised	79	1	—	2	1	79
Delco/Express Units - Franchised	15	1	—	—	1	15
PIE Units - Licensed	1	—	—	—	—	1
Pizza Inn Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	96	2	—	2	2	96

International Units (all types)	22	1	—	—	3	20

Total Units	118	3	—	2	5	116

The total domestic Pizza Inn units remained stable during the three months ended September 28, 2025. There were two units transferred between franchisees in the total domestic Pizza Inn unit count during the three months ended September 28, 2025. For the three months ended September 28, 2025, the number of international Pizza Inn units decreased by two units. There were zero transfers in the total international Pizza Inn unit count during the three months ended September 28, 2025. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 28, 2025	September 29, 2024
Pie Five Retail Sales - Total Units	(in thousands, except unit data)

Pie Five Units - Franchised	$2,389	$2,885
Pie Five Ghost Kitchen Units - Franchised	31	93
Total Domestic Retail Sales	$2,420	$2,978

Pie Five Comparable Store Retail Sales - Total	$2,388	$2,628

Pie Five Average Units Open in Period

Pie Five Units - Franchised	16	18
Pie Five Ghost Kitchen Units - Franchised	1	2
Total Domestic Units	17	20

Pie Five total domestic retail sales decreased by $0.6 million, or 18.7%, for the three months ended September 28, 2025 when compared to the same period of the prior fiscal year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 20 to 17. Comparable store retail sales decreased by $0.2 million, or 9.1%, for the three month period ended September 28, 2025 as compared to the same period of the prior fiscal year. For the three months ended September 28, 2025, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

Index
The following chart summarizes Pie Five restaurant activity for the three months ended September 28, 2025:

	Three Months Ended September 28, 2025
	Beginning Units	Opened	Concept Change	Transfer	Closed	Ending Units

Pie Five Units - Franchised	16	—	—	—	—	16
Pie Five Ghost Kitchen Units - Franchised	1	—	—	—	—	1
Total Domestic Units	17	—	—	—	—	17

The total domestic Pie Five units remained stable during the three months ended September 28, 2025. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three months ended September 28, 2025 and September 29, 2024 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended		Fiscal Quarter Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
REVENUES:
Franchise and license revenues	$2,975	$2,719	$238	$306	$—	$—	$3,213	$3,025
Rental income	—	—	—	—	—	23	—	23
Other income	—	—	—	2	—	—	—	2
Total revenues	2,975	2,719	238	308	—	23	3,213	3,050

COSTS AND EXPENSES:
General and administrative expenses	—	—	—	—	1,378	1,420	1,378	1,420
Franchise expenses	977	889	60	106	—	—	1,037	995
Provision (recovery) for credit losses	—	—	—	—	4	(17)	4	(17)
Depreciation and amortization expense	—	—	—	—	42	43	42	43
Total costs and expenses	977	889	60	106	1,424	1,446	2,461	2,441

OPERATING INCOME	1,998	1,830	178	202	(1,424)	(1,423)	752	609
Interest income	—	—	—	—	91	82	91	82
Other income	—	—	—	—	8	4	8	4
Total other income	—	—	—	—	99	86	99	86

INCOME/(LOSS) BEFORE TAXES	$1,998	$1,830	$178	$202	$(1,325)	$(1,337)	$851	$695

Index
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

Total revenues for the three month period ended September 28, 2025 and for the same period in the prior fiscal year were $3.2 million and $3.1 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.3 million to $3.0 million for the three month period ended September 28, 2025 as compared to the same period in the prior fiscal year. The 9.4% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide sales.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.2 million for the three month period ended September 28, 2025 as compared to the same period in the prior fiscal year. The 22.2% decrease was driven by decreases in domestic royalties and supplier and distributor incentives from lower system-wide sales mainly due to unit closures.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses remained relatively stable at $1.4 million for the three month period ended September 28, 2025 as compared to the same period of the prior fiscal year. The 3.0% decrease was driven by decreases in legal fees, offset by increases in salaries.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $1.0 million for the three month period ended September 28, 2025 as compared to the same period of the prior fiscal year. The 4.2% increase was driven by increases in advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 28, 2025, provision for credit losses were $4 thousand compared to recoveries for credit losses of $17 thousand for the same period in the prior fiscal year.

Interest Income

Interest income increased by $9 thousand to $91 thousand for the three month period ended September 28, 2025 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills, which had a larger average balance during the period compared to the prior fiscal year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1 thousand to $42 thousand for the three month period ended September 28, 2025 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment.

Index
Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended
	September 28, 2025	September 29, 2024
Federal tax expense	$175	$143
State tax expense	31	26
Total income tax expense	$206	$169

For the three months ended September 28, 2025 and September 29, 2024, the Company recorded an income tax expense of $206 thousand and $169 thousand, respectively. The increase was driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting in the prior fiscal year.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Earnings per Share

Basic net income per share increased $0.01 per share to $0.05 per share for the three months ended September 28, 2025, compared to the comparable period in the prior fiscal year. The Company had net income of $0.6 million for the three months ended September 28, 2025 compared to net income of $0.5 million in the comparable period in the prior fiscal year, on revenues of $3.2 million for the three months ended September 28, 2025 compared to $3.1 million in the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended September 28, 2025, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, short-term investment discount amortization, and changes in working capital. Cash provided by operating activities was $0.6 million for the three month period ended September 28, 2025 compared to cash provided by operating activities of $0.5 million for the three month period ended September 29, 2024. The primary driver of increased operating cash flow during the three month period ended September 28, 2025 was increased net income, which resulted primarily from increased revenue.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the three month period ended September 28, 2025 was $2.1 million compared to cash used in investing activities of $2.0 million for the three months ended September 29, 2024. The increase in net cash used in investing activities during the three month period ended September 28, 2025 was primarily attributable to increased activity related to the purchase and redemption of short-term investments.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for the three month periods ended September 28, 2025 and September 29, 2024.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 28, 2025 and June 29, 2025, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 6, 2025