Form 10-Q
period 2025-12-28
RAVE RESTAURANT GROUP, INC.
filed 2026-02-05
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2025 or
☐
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

As of January 29, 2026, 14,211,566 shares of the issuer’s common stock were outstanding.

Index
RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
REVENUES	$3,042	$2,869	$6,255	$5,919

COSTS AND EXPENSES
General and administrative expenses	1,519	1,314	2,897	2,734
Franchise expenses	732	829	1,769	1,824
Provision (recovery) for credit losses	7	9	11	(8)
Depreciation and amortization expense	42	53	84	96
Total costs and expenses	2,300	2,205	4,761	4,646
OPERATING INCOME	742	664	1,494	1,273
Interest income	91	87	182	169
Other income	9	0	17	4
INCOME BEFORE TAXES	842	751	1,693	1,446
Income tax expense	205	144	411	313
NET INCOME	$637	$607	$1,282	$1,133

INCOME PER SHARE OF COMMON STOCK
Basic	$0.04	$0.04	$0.09	$0.08
Diluted	$0.04	$0.04	$0.09	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,212	14,690	14,212	14,638
Diluted	14,276	14,716	14,277	14,660

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	December 28,	June 29,
	2025	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$624	$2,859
Short-term investments	10,279	7,024
Accounts receivable, less allowance for credit losses of $41 and $31, respectively	1,326	1,171
Notes receivable, current	28	45
Assets held for sale	37	38
Deferred contract charges, current	24	21
Prepaid expenses and other current assets	689	335
Total current assets	13,007	11,493

LONG-TERM ASSETS
Property and equipment, net	111	137
Operating lease right-of-use assets, net	335	489
Intangible assets definite-lived, net	141	182
Notes receivable, net of current portion	74	75
Deferred tax asset, net	3,647	3,995
Deferred contract charges, net of current portion	232	186
Total assets	$17,547	$16,557

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$479	$207
Accrued expenses	576	855
Operating lease liabilities, current	378	370
Deferred revenues, current	97	308
Total current liabilities	1,530	1,740

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	15	206
Deferred revenues, net of current portion	466	457
Total liabilities	2,011	2,403

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,647,171 shares, respectively; outstanding 14,211,566 and 14,211,566 shares, respectively	256	256
Additional paid-in capital	37,616	37,516
Retained earnings	8,896	7,614
Treasury stock, at cost
Shares in treasury: 11,435,605 and 11,435,605 respectively	(31,232)	(31,232)
Total shareholders' equity	15,536	14,154

Total liabilities and shareholders' equity	$17,547	$16,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	-	-	73	-	-	-	73
Net income	-	-	-	526	-	-	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301
Stock-based compensation expense	-	-	53	-	-	-	53
RSU vested and taxes paid on RSUs	125	1	(183)	-	-	-	(182)
Net income	-	-	-	607	-	-	607
Balance, December 29, 2024	25,647	$256	$37,506	$6,045	(10,936)	$(30,028)	$13,779

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154
Stock-based compensation expense	-	-	38	-	-	-	38
Net income	-	-	-	645	-	-	645
Balance, September 28, 2025	25,647	$256	$37,554	$8,259	(11,436)	$(31,232)	$14,837
Stock-based compensation expense	-	-	62	-	-	-	62
Net income	-	-	-	637	-	-	637
Balance, December 28, 2025	25,647	$256	$37,616	$8,896	(11,436)	$(31,232)	$15,536

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 28,	December 29,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,282	$1,133
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(122)	(63)
Impairment of long-lived assets and other lease charges	-	9
Stock-based compensation expense	100	126
Depreciation and amortization	43	46
Amortization of operating lease right-of-use assets	154	169
Amortization of definite-lived intangible assets	41	41
Non-cash lease expense	8	43
Provision (recovery) for credit losses	11	(8)
Deferred income tax	348	264
Changes in operating assets and liabilities:
Accounts receivable	(166)	304
Notes receivable	18	26
Deferred contract charges	(49)	15
Prepaid expenses and other current assets	(354)	(40)
Accounts payable - trade	272	96
Accrued expenses	(279)	(417)
Operating lease liabilities	(191)	(236)
Deferred revenues	(202)	(267)
Cash provided by operating activities	914	1,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(8,423)	(8,102)
Maturities of short-term investments	5,290	7,065
Purchase of assets held for sale	(4)	-
Proceeds from sale of assets held for sale	5	7
Purchase of property and equipment	(17)	(44)
Cash used in investing activities	(3,149)	(1,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid on issuance of restricted stock units	-	(182)
Cash used in financing activities	-	(182)

Net decrease in cash and cash equivalents	(2,235)	(15)
Cash and cash equivalents, beginning of period	2,859	2,886
Cash and cash equivalents, end of period	$624	$2,871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$97	$50

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”) and express restaurants (“Express Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company previously franchised ghost kitchens under the trademarks “Pizza Inn” and “Pie Five” (“Pizza Inn Ghost Kitchen Units” and “Pie Five Ghost Kitchen Units”) but the remaining two ghost kitchen locations were closed in agreements made with the franchisees during the three month period ended December 28, 2025. The Company may franchise ghost kitchens in the future. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2025.

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

Short-Term Investments
The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of December 28, 2025 and June 29, 2025, the Company held U.S. Treasury bills valued at approximately $10.3 million and $7.0 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. For the three months ended December 28, 2025 and December 29, 2024, interest income recognized on U.S. Treasury bills was $86 thousand and $87 thousand, respectively. For the six months ended December 28, 2025 and December 29, 2024, interest income recognized on the U.S. Treasury bills was $171 thousand and $169 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at December 28, 2025 and June 29, 2025, was determined using Level 1 observable inputs.

Index
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	December 28,				June 29,
	2025				2025
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	10,279	-	-	10,279	7,024	-	-	7,024
	10,279	-	-	10,279	7,024	-	-	7,024

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended December 28, 2025, provision for credit losses were $7 thousand compared to $9 thousand for the same period in the prior fiscal year. For the six month period ended December 28, 2025, provision for credit losses were $11 thousand compared to recoveries for credit losses of $8 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Balance at beginning of year	$35	$40	$31	$57
Provision (recovery) for credit losses	7	9	11	(8)
Amounts written off	(1)	(7)	(1)	(7)
Ending balance	$41	$42	$41	$42

Fiscal Quarters
The three and six month periods ended December 28, 2025 and December 29, 2024 each contained 13 weeks and 26 weeks, respectively.

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

Index
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow- Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued its final ASU which makes improvements to the Accounting Standards Codification (“ASC”) in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the Codification for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-12.

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

Index
Total revenues consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Franchise royalties	$1,141	$1,144	$2,311	$2,265
Supplier and distributor incentive revenues	1,361	1,156	2,636	2,348
Franchise license fees	20	36	43	64
Area development exclusivity fees and foreign master license fees	3	3	6	6
Advertising fund contributions	517	502	1,050	966
Supplier convention funds	-	-	209	217
Rental income	-	23	-	46
Other franchise revenue	-	5	-	7
	$3,042	$2,869	$6,255	$5,919

The following table reflects the changes in deferred franchise and development fees for the six months ended on December 28, 2025 and December 29, 2024 (in thousands):

	December 28,	December 29,
	2025	2024
Beginning balance	$460	$549
Additions	60	33
Amount recognized to franchise revenues	(49)	(70)
Ending balance	$471	$512

The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of December 28, 2025 (in thousands):

Franchise and
Development Fees
Fiscal Year	Revenue Recognition
2026	$30
2027	62
2028	55
2029	53
2030	42
Thereafter	229
$471

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

Index
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

Lease Guarantees

The Company has guaranteed the financial responsibilities of one franchised store lease. The guaranteed lease is not considered an operating lease because the Company does not have the right to control the underlying asset. If the franchisee abandons the lease and fails to meet the lease’s financial obligations, the lessor may assign the lease to the Company for the remainder of the term. If the Company does not expect to assign the abandoned lease to a new franchisee within 12 months, the lease will be considered an operating lease and a right-of-use asset, and lease liability will be recognized.

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

Index
The components of total lease expense for the three and six months ended December 28, 2025 and December 29, 2024, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024

Operating lease cost	$81	$103	$162	$207
Sublease income	-	(23)	-	(46)
Total lease expense, net of sublease income	$81	$80	$162	$161

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	December 28, 2025	December 29, 2024
Weighted average remaining lease term	1.2 Years	2.1 Years
Weighted average discount rate	4.2%	4.1%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2026	194
Fiscal Year 2027	197
Fiscal Year 2028	6
Fiscal Year 2029	6
Thereafter	1
Total operating lease payments	$404
Less: imputed interest	(11)
Total operating lease liability	$393

Note C - Commitments and Contingencies

The Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s results of operations or financial condition if decided in a manner that is unfavorable to the Company. No accrual has been recorded for any claims or actions at December 28, 2025 or June 29, 2025.

Note D - Stock-Based Compensation

Stock Options:

For the three and six months ended December 28, 2025 and December 29, 2024, the Company recognized stock-based compensation expense related to stock options of zero. As of December 28, 2025, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Six Months Ended
	December 28, 2025	December 29, 2024
	Shares	Shares
Outstanding at beginning of year	114,286	114,286

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(24,286)	-

Outstanding at end of period	90,000	114,286

Exercisable at end of period	90,000	114,286

Index
Restricted Stock Units:

For the three and six months ended December 28, 2025, the Company had stock-based compensation expense related to RSUs of $62 thousand and $100 thousand, respectively. For the three and six months ended December 29, 2024, the Company had stock-based compensation expense related to RSUs of $53 thousand and $126 thousand, respectively. As of December 28, 2025, there was $591 thousand unamortized stock-based compensation expense related to RSUs.

As of December 28, 2025 the RSUs will be amortized during the next 34 months. A summary of the status of restricted stock units as of December 28, 2025 and December 29, 2024, and changes during the six months then ended is presented below:

	Six Months Ended
	December 28, 2025	December 29, 2024
Unvested at beginning of year	181,703	269,063
Performance adjustment	-	34,351
Granted	135,072	142,328
Issued	-	(198,414)
Forfeited	-	-
Unvested at end of period	316,775	247,328

Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Net income available to common shareholders	$637	$607	$1,282	$1,133

BASIC:
Weighted average common shares	14,212	14,690	14,212	14,638

Net income per common share	$0.04	$0.04	$0.09	$0.08

DILUTED:
Weighted average common shares	14,212	14,690	14,212	14,638
Dilutive stock options and restricted stock units	64	26	65	22
Weighted average common shares outstanding	14,276	14,716	14,277	14,660

Net income per common share	$0.04	$0.04	$0.09	$0.08

For the three and six months ended December 28, 2025, exercisable options to purchase 50,000 shares of common stock at exercise price $3.95 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and six months ended December 28, 2025, 277,400 and 277,400 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

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

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Federal tax expense	$178	$121	$347	$264
State tax expense	27	23	64	49
Total income tax expense	$205	$144	$411	$313

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

The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenues for these segments are derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third-party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Summarized in the following tables are revenues, expenses, operating income, and income before taxes for the Company’s reportable segments as of the three and six months ended December 28, 2025 and December 29, 2024 (in thousands):

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUES:
Franchise royalties	$1,014	$983	$127	$161	$-	$-	$1,141	$1,144
Supplier and distributor incentive revenues	1,300	1,084	61	72	-	-	1,361	1,156
Franchise license fees	15	21	5	15	-	-	20	36
Area development exclusivity fees and foreign master license fees	2	2	1	1	-	-	3	3
Advertising fund contributions	476	451	41	51	-	-	517	502
Supplier convention funds	-	-	-	-	-	-	-	-
Rental income	-	-	-	-	-	23	-	23
Other franchise revenue	-	-	-	5	-	-	-	5
Total revenues	2,807	2,541	235	305	-	23	3,042	2,869

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,519	1,314	1,519	1,314
Franchise expenses	682	724	50	105	-	-	732	829
Provision for credit losses	-	-	-	-	7	9	7	9
Depreciation and amortization expense	-	-	-	-	42	53	42	53
Total costs and expenses	682	724	50	105	1,568	1,376	2,300	2,205

OPERATING INCOME	2,125	1,817	185	200	(1,568)	(1,353)	742	664
Interest income	-	-	-	-	91	87	91	87
Other income	-	-	-	-	9	-	9	-
Total other income	-	-	-	-	100	87	100	87

INCOME/(LOSS) BEFORE TAXES	2,125	1,817	185	200	(1,468)	(1,266)	842	751
Income tax expense	-	-	-	-	205	144	205	144
NET INCOME/(LOSS)	$2,125	$1,817	$185	$200	$(1,673)	$(1,410)	$637	$607

Index

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUES:
Franchise royalties	$2,040	$1,934	$271	$331	$-	$-	$2,311	$2,265
Supplier and distributor incentive revenues	2,528	2,206	108	142	-	-	2,636	2,348
Franchise license fees	36	41	7	23	-	-	43	64
Area development exclusivity fees and foreign master license fees	5	5	1	1	-	-	6	6
Advertising fund contributions	964	858	86	108	-	-	1,050	966
Supplier convention funds	209	217	-	-	-	-	209	217
Rental income	-	-	-	-	-	46	-	46
Other franchise revenue	-	-	-	7	-	-	-	7
Total revenues	5,782	5,261	473	612	-	46	6,255	5,919

COSTS AND EXPENSES:	-	-	-	-	-	-	-	-
General and administrative expenses	-	-	-	-	2,897	2,734	2,897	2,734
Franchise expenses	1,659	1,613	110	211	-	-	1,769	1,824
Provision (recovery) for credit losses	-	-	-	-	11	(8)	11	(8)
Depreciation and amortization expense	-	-	-	-	84	96	84	96
Total costs and expenses	1,659	1,613	110	211	2,992	2,822	4,761	4,646

OPERATING INCOME	4,123	3,648	363	401	(2,992)	(2,776)	1,494	1,273
Interest income	-	-	-	-	182	169	182	169
Other Income	-	-	-	-	17	4	17	4
Total other income	-	-	-	-	199	173	199	173

INCOME/(LOSS) BEFORE TAXES	4,123	3,648	363	401	(2,793)	(2,603)	1,693	1,446
Income tax expense	-	-	-	-	411	313	411	313
NET INCOME/(LOSS)	$4,123	$3,648	$363	$401	$(3,204)	$(2,916)	$1,282	$1,133

Index
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 29, 2025, together with our Quarterly Report on Form 10-Q for the period ended September 28, 2025, may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2025, as well as our Quarterly Report on Form 10-Q for the period ended September 28, 2025. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”). We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At December 28, 2025, franchised and licensed units consisted of the following:

Three Months Ended December 28, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	System-Wide	Ending	System-Wide	Ending	System-Wide
	Units	Retail Sales	Units	Retail Sales	Units	Retail Sales
Domestic Franchised/Licensed	97	$26,909	16	$2,268	113	$29,177

International Franchised	19	$1,593	-	$-	19	$1,593

Six Months Ended December 28, 2025
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	System-Wide	Ending	System-Wide	Ending	System-Wide
	Units	Retail Sales	Units	Retail Sales	Units	Retail Sales
Domestic Franchised/Licensed	97	$54,859	16	$4,688	113	$59,547

International Franchised	19	$2,966	-	$-	19	$2,966

The domestic units were located in 16 states predominantly situated in the southern half of the United States. The international units were located in five foreign countries.

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended December 28, 2025 increased $0.1 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.2 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Net income	$637	$607	$1,282	$1,133
Interest income	(91)	(87)	(182)	(169)
Income taxes	205	144	411	313
Depreciation and amortization	42	53	84	96
EBITDA	$793	$717	$1,595	$1,373
Stock-based compensation expense	62	53	100	126
Severance	6	5	6	5
Franchisee default and closed store revenue	(9)	32	(19)	23
Adjusted EBITDA	$852	$807	$1,682	$1,527

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)

Buffet Units - Franchised	$26,280	$25,030	$53,577	$49,529
Delco/Express Units - Franchised	622	820	1,268	1,679
PIE Units - Licensed	5	4	9	14
Pizza Inn Ghost Kitchen Units - Franchised	2	1	5	3
Total Domestic Retail Sales	$26,909	$25,855	$54,859	$51,225

Pizza Inn Comparable Store Retail Sales - Total Domestic	$25,782	$25,145	$52,897	$50,232

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	80	78	79	78
Delco/Express Units - Franchised	14	23	14	23
PIE Units - Licensed	1	1	1	1
Pizza Inn Ghost Kitchen Units - Franchised	1	1	1	1
Total Domestic Units	96	103	95	103

Pizza Inn total domestic retail sales increased by $1.1 million, or 4.1%, for the three months ended December 28, 2025 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 78 to 80. Comparable store retail sales increased by $0.6 million, or 2.5%, for the three month period ended December 28, 2025 as compared to the same period of the prior fiscal year. For the three months ended December 28, 2025, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet units, supplemented by an increase in comparable domestic store retail sales.

Pizza Inn total domestic retail sales increased by $3.6 million, or 7.1%, for the six months ended December 28, 2025 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average Buffet Units open in the period increased from 78 to 79. Comparable store retail sales increased by $2.7 million, or 5.3%, for the six month period ended December 28, 2025 as compared to the same period of the prior fiscal year. For the six months ended December 28, 2025, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet Units, supplemented by an increase in comparable domestic store retail sales.

The following chart summarizes Pizza Inn restaurant activity for the three and six months ended December 28, 2025:

	Three Months Ended December 28, 2025
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Buffet Units - Franchised	79	3	-	-	82
Delco/Express Units - Franchised	15	-	-	1	14
PIE Units - Licensed	1	-	-	-	1
Pizza Inn Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	96	3	-	2	97

International Units (all types)	20	1	-	2	19

Total Units	116	4	-	4	116

	Six Months Ended December 28, 2025
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Buffet Units - Franchised	79	4	2	1	82
Delco/Express Units - Franchised	15	1	-	2	14
PIE Units - Licensed	1	-	-	-	1
Pizza Inn Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	96	5	2	4	97

International Units (all types)	22	2	-	5	19

Total Units	118	7	2	9	116

Index
There was a net increase of one unit in the total domestic Pizza Inn unit count during the three and six months ended December 28, 2025, respectively. There were zero and two units transferred between franchisees in the total domestic Pizza Inn unit count during the three and six months ended December 28, 2025, respectively. For the three and six months ended December 28, 2025, the number of international Pizza Inn units decreased by one and three net units, respectively. There were zero transfers in the total international Pizza Inn unit count during the three and six months ended December 28, 2025. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Pie Five Retail Sales - Total Units	(in thousands, except unit data)		(in thousands, except unit data)

Pie Five Units - Franchised	$2,259	$2,627	$4,648	$5,512
Pie Five Ghost Kitchen Units - Franchised	9	84	40	177
Total Domestic Retail Sales	$2,268	$2,711	$4,688	$5,689

Pie Five Comparable Store Retail Sales - Total	$2,253	$2,287	$4,641	$4,921

Pie Five Average Units Open in Period

Pie Five Units - Franchised	16	18	16	18
Pie Five Ghost Kitchen Units - Franchised	-	2	1	2
Total Domestic Units	16	20	17	20

Pie Five total domestic retail sales decreased by $0.4 million, or 16.3%, for the three months ended December 28, 2025 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 18 to 16. Comparable store retail sales decreased by $34 thousand, or 1.5%, for the three month period ended December 28, 2025 as compared to the same period of the prior fiscal year. For the three months ended December 28, 2025, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

Pie Five total domestic retail sales decreased by $1.0 million, or 17.6%, for the six months ended December 28, 2025 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average units open in the period decreased from 18 to 16. Comparable store retail sales decreased by $0.3 million, or 5.7%, for the six month period ended December 28, 2025 as compared to the same period of the prior fiscal year. For the six months ended December 28, 2025, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three and six months ended December 28, 2025:

	Three Months Ended December 28, 2025
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Pie Five Units - Franchised	16	-	-	-	16
Pie Five Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	17	-	-	1	16

	Six Months Ended December 28, 2025
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Pie Five Units - Franchised	16	-	-	-	16
Pie Five Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	17	-	-	1	16

Index
There was a net decrease of one unit in the total domestic Pie Five unit count during the three and six months ended December 28, 2025. There were zero transfers in the total domestic Pie Five unit count during the three and six months ended December 28, 2025. We believe that Pie Five units will decrease modestly in future periods.

Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and six months ended December 28, 2025 and December 29, 2024 (in thousands):

Three Months Ended December 28, 2025 and December 29, 2024

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUES:
Franchise and license revenues	$2,807	$2,541	$235	$300	$-	$-	$3,042	$2,841
Rental income	-	-	-	-	-	23	-	23
Other income	-	-	-	5	-	-	-	5
Total revenues	2,807	2,541	235	305	-	23	3,042	2,869

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,519	1,314	1,519	1,314
Franchise expenses	682	724	50	105	-	-	732	829
Provision for credit losses	-	-	-	-	7	9	7	9
Depreciation and amortization expense	-	-	-	-	42	53	42	53
Total costs and expenses	682	724	50	105	1,568	1,376	2,300	2,205

OPERATING INCOME:
Interest income	-	-	-	-	91	87	91	87
Other income	-	-	-	-	9	-	9	-
Total other income	-	-	-	-	100	87	100	87

INCOME/(LOSS) BEFORE TAXES	$2,125	$1,817	$185	$200	$(1,468)	$(1,266)	$842	$751

Index
Six Months Ended December 28, 2025 and December 29, 2024

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024	2025	2024	2025	2024
REVENUES:
Franchise and license revenues	$5,782	$5,261	$473	$606	$-	$-	$6,255	$5,867
Rental income	-	-	-	-	-	46	-	46
Other franchise revenue	-	-	-	6	-	-	-	6
Total revenues	5,782	5,261	473	612	-	46	6,255	5,919

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	2,897	2,734	2,897	2,734
Franchise expenses	1,659	1,613	110	211	-	-	1,769	1,824
Provision (recovery) for credit losses	-	-	-	-	11	(8)	11	(8)
Depreciation and amortization expense	-	-	-	-	84	96	84	96
Total costs and expenses	1,659	1,613	110	211	2,992	2,822	4,761	4,646

OPERATING INCOME:
Interest income	-	-	-	-	182	169	182	169
Other income	-	-	-	-	17	4	17	4
Total other income	-	-	-	-	199	173	199	173

INCOME/(LOSS) BEFORE TAXES	$4,123	$3,648	$363	$401	$(2,793)	$(2,603)	$1,693	$1,446

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

Total revenues for the three month period ended December 28, 2025 and for the same period in the prior fiscal year were $3.0 million and $2.9 million, respectively.

Total revenues for the six month period ended December 28, 2025 and for the same period in the prior fiscal year were $6.3 million and $5.9 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.3 million to $2.8 million for the three month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The 10.5% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide retail sales. Pizza Inn franchise revenues increased by $0.5 million to $5.8 million for the six month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The 9.9% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide retail sales.

Index
Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.2 million for the three month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The 21.7% decrease was driven by decreases in domestic royalties and supplier and distributor incentives from lower system-wide retail sales mainly due to unit closures. Pie Five franchise revenues decreased by $0.1 million to $0.5 million for the six month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The 21.9% decrease was driven by decreases in domestic royalties and supplier and distributor incentives from lower system-wide retail sales mainly due to unit closures.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses increased by $0.2 million for the three month period ended December 28, 2025 as compared to the same period of the prior fiscal year. The 15.6% increase was driven by increases in salaries, supplemented by increases in legal fees, which reflect fewer legal settlements recognized in the current year compared to the prior year. Total general and administrative expenses increased by $0.1 million to $2.9 million for the six month period ended December 28, 2025 as compared to the same period of the prior fiscal year. The 2.3% increase was driven by increases in salaries.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses decreased by $0.1 million to $0.7 million for the three month period ended December 28, 2025 as compared to the same period of the prior fiscal year. The 11.7% decrease was driven by decreases in salaries directly related to franchise operations. Total franchise expenses decreased by $0.1 million to $1.8 million for the six month period ended December 28, 2025 as compared to the same period of the prior fiscal year. The 3.0% decrease was driven by decreases in salaries directly related to franchise operations, offset by increases in advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended December 28, 2025, provision for credit losses were $7 thousand compared to $9 thousand for the same period in the prior fiscal year. For the six month period ended December 28, 2025, provision for credit losses were $11 thousand compared to recoveries for credit losses of $8 thousand for the same period in the prior fiscal year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $11 thousand to $42 thousand for the three month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment. Depreciation and amortization expense decreased by $12 thousand to $84 thousand for the six month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment due to less capital expenditure spend.

Interest Income

Interest income increased by $4 thousand to $91 thousand for the three month period ended December 28, 2025 as compared to the same period in the prior fiscal year and increased by $13 thousand to $182 thousand for the six month period ended December 28, 2025 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2025	2024	2025	2024
Federal tax expense	$178	$121	$347	$264
State tax expense	27	23	64	49
Total income tax expense	$205	$144	$411	$313

Index
For the three and six months ended December 28, 2025, the Company recorded an income tax expense of $205 thousand and $411 thousand, respectively. For the three and six months ended December 29, 2024, the Company recorded an income tax expense of $144 thousand and $313 thousand, respectively. The increase for the three months ended as of December 28, 2025 was driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year. The increase for the six months ended as of December 28, 2025 was primarily driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Earnings per Share

Basic net income per share remained relatively stable at $0.04 per share for the three months ended December 28, 2025, compared to the comparable period in the prior fiscal year. The Company had net income of $0.6 million for the three months ended December 28, 2025 compared to net income of $0.6 million in the comparable period in the prior fiscal year, on revenues of $3.0 million for the three months ended December 28, 2025 compared to $2.9 million in the comparable period in the prior fiscal year.

Basic net income per share increased $0.01 per share to $0.09 per share for the six months ended December 28, 2025, compared to the comparable period in the prior fiscal year. The Company had net income of $1.3 million for the six months ended December 28, 2025 compared to net income of $1.1 million in the comparable period in the prior fiscal year, on revenues of $6.3 million for the six months ended December 28, 2025 compared to $5.9 million in the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the six month period ended December 28, 2025, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $0.9 million for the six month period ended December 28, 2025 compared to cash provided by operating activities of $1.2 million for the six month period ended December 29, 2024. The primary driver of decreased operating cash flow during the six month period ended December 28, 2025 was increased prepaid expenses related to marketing and insurance.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the six month period ended December 28, 2025 was $3.1 million compared to cash used in investing activities of $1.1 million for the six month period ended December 29, 2024. Net cash used in investing activities during the six month period ended December 28, 2025 was primarily attributable to decreased maturities of U.S. Treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for the six month period ended December 28, 2025 compared to net cash used in financing activities of $0.2 million for the six month period ended December 29, 2024. Net cash used by financing activities for the six month period ended December 29, 2024 was primarily attributable to taxes paid on vested RSUs.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of December 28, 2025 and June 29, 2025, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended December 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2024 and incorporated herein by reference).*

10.9	2025 Long Term Incentive Plan of the Company (filed herewith).

10.10	Form of Stock Option Grant Agreement under the Company’s 2025 Long Term Incentive Plan (filed herewith).

10.11	Form of Restricted Stock Unit Award Agreement under the Company’s 2025 Long Term Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

Dated: February 5, 2026