Form 10-Q
period 2026-03-29
RAVE RESTAURANT GROUP, INC.
filed 2026-05-07
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2026 or
☐
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

As of April 30, 2026, 14,211,566 shares of the issuer’s common stock were outstanding.

Index
RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

REVENUES	$3,223	$2,966	$9,478	$8,885
COSTS AND EXPENSES
General and administrative expenses	1,468	1,313	4,365	4,047
Franchise expenses	747	768	2,516	2,592
Provision (recovery) for credit losses	9	(14)	20	(22)
Depreciation and amortization expense	42	44	126	140
Total costs and expenses	2,266	2,111	7,027	6,757
OPERATING INCOME	957	855	2,451	2,128
Interest income	98	84	280	253
Other income	-	11	17	15
INCOME BEFORE TAXES	1,055	950	2,748	2,396
Income tax expense	255	228	666	541
NET INCOME	$800	$722	$2,082	$1,855

INCOME PER SHARE OF COMMON STOCK
Basic	$0.06	$0.05	$0.15	$0.13
Diluted	$0.06	$0.05	$0.15	$0.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,212	14,508	14,212	14,595
Diluted	14,298	14,532	14,298	14,618

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 29, 2026	June 29, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,145	$2,859
Short-term investments	10,855	7,024
Accounts receivable, less allowance for credit losses of $49 and $31, respectively	1,671	1,171
Notes receivable, current	32	45
Assets held for sale	34	38
Deferred contract charges, current	23	21
Prepaid expenses and other current assets	600	335
Total current assets	14,360	11,493

LONG-TERM ASSETS
Property and equipment, net	122	137
Operating lease right-of-use assets, net	256	489
Intangible assets definite-lived, net	120	182
Notes receivable, net of current portion	65	75
Deferred tax asset, net	3,431	3,995
Deferred contract charges, net of current portion	227	186
Total assets	$18,581	$16,557

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$345	$207
Accrued expenses	754	855
Operating lease liabilities, current	286	370
Deferred revenues, current	279	308
Total current liabilities	1,664	1,740

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	13	206
Deferred revenues, net of current portion	457	457
Total liabilities	2,134	2,403

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,647,171 shares, respectively; outstanding 14,211,566 and 14,211,566 shares, respectively	256	256
Additional paid-in capital	37,727	37,516
Retained earnings	9,696	7,614
Treasury stock, at cost
Shares in treasury: 11,435,605 and 11,435,605 respectively	(31,232)	(31,232)
Total shareholders' equity	16,447	14,154

Total liabilities and shareholders' equity	$18,581	$16,557

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional Paid-in Capital	Retained Earnings
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	-	-	73	-	-	-	73
Net income	-	-	-	526	-	-	526
Balance, September 29, 2024	25,522	$255	$37,636	$5,438	(10,936)	$(30,028)	$13,301
Stock-based compensation expense	-	-	53	-	-	-	53
RSU vested and taxes paid on RSUs	125	1	(183)	-	-	-	(182)
Net income	-	-	-	607	-	-	607
Balance, December 29, 2024	25,647	$256	$37,506	$6,045	(10,936)	$(30,028)	$13,779
Stock-based compensation expense	-	-	52	-	-	-	52
Purchase of treasury stock	-	-	-	-	(500)	(1,205)	(1,205)
Net income	-	-	-	722	-	-	722
Balance, March 30, 2025	25,647	$256	$37,558	$6,767	(11,436)	$(31,233)	$13,348

			Additional Paid-in Capital	Retained Earnings
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154
Stock-based compensation expense	-	-	38	-	-	-	38
Net income	-	-	-	645	-	-	645
Balance, September 28, 2025	25,647	$256	$37,554	$8,259	(11,436)	$(31,232)	$14,837
Stock-based compensation expense	-	-	62	-	-	-	62
Net income	-	-	-	637	-	-	637
Balance, December 28, 2025	25,647	$256	$37,616	$8,896	(11,436)	$(31,232)	$15,536
Stock-based compensation expense	-	-	111	-	-	-	111
Net income	-	-	-	800	-	-	800
Balance, March 29, 2026	25,647	$256	$37,727	$9,696	(11,436)	$(31,232)	$16,447

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2026	March 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,082	$1,855
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(112)	(110)
Impairment of long-lived assets and other lease charges	-	9
Stock-based compensation expense	211	178
Depreciation and amortization	64	70
Amortization of operating lease right-of-use assets	233	276
Amortization of definite-lived intangible assets	62	61
Non-cash lease expense	10	19
Provision (recovery) for credit losses	20	(22)
Deferred income tax	564	459
Changes in operating assets and liabilities:
Accounts receivable	(520)	212
Notes receivable	23	16
Deferred contract charges	(43)	25
Prepaid expenses and other current assets	(265)	(49)
Accounts payable - trade	138	66
Accrued expenses	(101)	(315)
Operating lease liabilities	(287)	(333)
Deferred revenues	(29)	(215)
Cash provided by operating activities	2,050	2,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(12,939)	(12,265)
Maturities of short-term investments	9,220	9,333
Purchase of assets held for sale	(4)	-
Proceeds from sale of assets held for sale	8	9
Purchase of property and equipment	(49)	(44)
Cash used in investing activities	(3,764)	(2,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(1,205)
Taxes paid on issuance of restricted stock units	-	(182)
Cash used in financing activities	-	(1,387)

Net decrease in cash and cash equivalents	(1,714)	(2,152)
Cash and cash equivalents, beginning of period	2,859	2,886
Cash and cash equivalents, end of period	$1,145	$734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Income taxes	$106	$98

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

Short-Term Investments

The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of March 29, 2026 and June 29, 2025, the Company held U.S. Treasury bills valued at approximately $10.9 million and $7.0 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 29, 2026 and March 30, 2025, interest income recognized on U.S. Treasury bills was $95 thousand and $77 thousand, respectively. For the nine months ended March 29, 2026 and March 30, 2025, interest income recognized on the U.S. Treasury bills was $266 thousand and $231 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at March 29, 2026 and June 29, 2025, was determined using Level 1 observable inputs.

Index
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	March 29, 2026				June 29, 2025
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$10,855	$-	$-	$10,855	$7,024	$-	$-	$7,024
	$10,855	$-	$-	$10,855	$7,024	$-	$-	$7,024

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended March 29, 2026, provision for credit losses were $9 thousand compared to recoveries for credit losses of $14 thousand for the same period in the prior fiscal year. For the nine month period ended March 29, 2026, provision for credit losses were $20 thousand compared to recoveries for credit losses of $22 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Balance at beginning of year	$41	$42	$31	$57
Provision (recovery) for credit losses	9	(14)	20	(22)
Amounts recovered (written off)	(1)	2	(2)	(5)
Ending balance	$49	$30	$49	$30

Fiscal Quarters
The three and nine month periods ended March 29, 2026 and March 30, 2025 each contained 13 weeks and 39 weeks, respectively.

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

Rental Income

The Company had subleased some of its restaurant space to a third party. The Company’s last remaining sublease term ended in January 2025 and the Company has no plans to enter into future sublease arrangements.

Index
Total revenues consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Franchise royalties	$1,184	$1,156	$3,495	$3,420
Supplier and distributor incentive revenues	1,449	1,230	4,085	3,578
Franchise license fees	27	52	70	116
Area development exclusivity fees and foreign master license fees	3	3	9	10
Advertising fund contributions	548	514	1,598	1,480
Supplier convention funds	-	-	209	217
Rental income	-	7	-	53
Other franchise revenue	12	4	12	11
	$3,223	$2,966	$9,478	$8,885

The following table reflects the changes in deferred franchise and development fees for the nine months ended on March 29, 2026 and March 30, 2025 (in thousands):

	March 29, 2026	March 30, 2025
Beginning balance	$460	$549
Additions	87	69
Amount recognized to franchise revenues	(79)	(126)
Ending balance	$468	$492

The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of March 29, 2026 (in thousands):

Fiscal Year	Franchise and Development Fees Revenue Recognition
2026	$27
2027	63
2028	56
2029	54
2030	43
Thereafter	225
$468

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

Lease Guarantees

The Company is no longer guaranteeing the financial responsibilities of any franchised store lease.

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

The components of total lease expense for the three and nine months ended March 29, 2026 and March 30, 2025, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Operating lease cost	$81	$88	$243	$295
Sublease income	-	(7)	-	(53)
Total lease expense, net of sublease income	$81	$81	$243	$242

Index
Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	March 29, 2026	March 30, 2025
Weighted average remaining lease term	0.9 Years	1.9 Years
Weighted average discount rate	4.3%	4.2%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2026	$97
Fiscal Year 2027	197
Fiscal Year 2028	6
Fiscal Year 2029	6
Fiscal Year 2030	1
Total operating lease payments	$307
Less: imputed interest	(8)
Total operating lease liability	$299

Note C - Commitments and Contingencies

The Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s results of operations or financial condition if decided in a manner that is unfavorable to the Company. No accrual has been recorded for any claims or actions at March 29, 2026 or June 29, 2025.

Note D - Stock-Based Compensation

Stock Options:

For the three and nine months ended March 29, 2026 and March 30, 2025, the Company recognized stock-based compensation expense related to stock options of zero. As of March 29, 2026, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Nine Months Ended
	March 29, 2026	March 30, 2025
	Shares	Shares
Outstanding at beginning of year	114,286	114,286

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(24,286)	-

Outstanding at end of period	90,000	114,286

Exercisable at end of period	90,000	114,286

Restricted Stock Units:

For the three and nine months ended March 29, 2026, the Company had stock-based compensation expense related to RSUs of $111 thousand and $211 thousand, respectively. For the three and nine months ended March 30, 2025, the Company had stock-based compensation expense related to RSUs of $52 thousand and $178 thousand, respectively. As of March 29, 2026, there was $531 thousand unamortized stock-based compensation expense related to RSUs.

Index
As of March 29, 2026 the RSUs will be amortized during the next 31 months. A summary of the status of restricted stock units as of March 29, 2026 and March 30, 2025, and changes during the nine months then ended is presented below:

	Nine Months Ended
	March 29, 2026	March 30, 2025
Unvested at beginning of year	181,703	269,063
Performance adjustment	20,213	34,351
Granted	135,072	142,328
Issued	-	(198,414)
Forfeited	-	-
Unvested at end of period	336,988	247,328

Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Net income available to common shareholders	$800	$722	$2,082	$1,855

BASIC:
Weighted average common shares	14,212	14,508	14,212	14,595

Net income per common share	$0.06	$0.05	$0.15	$0.13

DILUTED:
Weighted average common shares	14,212	14,508	14,212	14,595
Dilutive stock options and restricted stock units	86	24	86	23
Weighted average common shares outstanding	14,298	14,532	14,298	14,618

Net income per common share	$0.06	$0.05	$0.15	$0.13

For the three and nine months ended March 29, 2026, exercisable options to purchase 50,000 shares of common stock at exercise price $3.95 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three and nine months ended March 29, 2026, 277,400 and 277,400 RSUs were excluded from the computation of diluted EPS because performance criteria is not probable at period end, respectively.

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

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025

Federal tax expense	$216	$195	$564	$459
State tax expense	39	33	102	82
Total income tax expense	$255	$228	$666	$541

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Index
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

Summarized in the following tables are revenues, expenses, operating income, and income before taxes for the Company’s reportable segments as of the three and nine months ended March 29, 2026 and March 30, 2025 (in thousands):

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise royalties	$1,065	$996	$119	$160	$-	$-	$1,184	$1,156
Supplier and distributor incentive revenues	1,384	1,165	65	65	-	-	1,449	1,230
Franchise license fees	23	35	4	17	-	-	27	52
Area development exclusivity fees and foreign master license fees	3	2	-	1	-	-	3	3
Advertising fund contributions	510	463	38	51	-	-	548	514
Supplier convention funds	-	-	-	-	-	-	-	-
Rental income	-	-	-	-	-	7	-	7
Other franchise revenue	-	-	12	4	-	-	12	4
Total revenues	2,985	2,661	238	298	-	7	3,223	2,966

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,468	1,313	1,468	1,313
Franchise expenses	686	671	61	97	-	-	747	768
Provision for credit losses	-	-	-	-	9	(14)	9	(14)
Depreciation and amortization expense	-	-	-	-	42	44	42	44
Total costs and expenses	686	671	61	97	1,519	1,343	2,266	2,111

OPERATING INCOME	2,299	1,990	177	201	(1,519)	(1,336)	957	855
Interest income	-	-	-	-	98	84	98	84
Other income	-	-	-	-	-	11	-	11
Total other income	-	-	-	-	98	95	98	95

INCOME/(LOSS) BEFORE TAXES	2,299	1,990	177	201	(1,421)	(1,241)	1,055	950
Income tax expense	-	-	-	-	255	228	255	228
NET INCOME/(LOSS)	$2,299	$1,990	$177	$201	$(1,676)	$(1,469)	$800	$722

Index

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise royalties	$3,107	$2,929	$388	$491	$-	$-	$3,495	$3,420
Supplier and distributor incentive revenues	3,912	3,371	173	207	-	-	4,085	3,578
Franchise license fees	58	76	12	40	-	-	70	116
Area development exclusivity fees and foreign master license fees	7	7	2	3	-	-	9	10
Advertising fund contributions	1,474	1,321	124	159	-	-	1,598	1,480
Supplier convention funds	209	217	-	-	-	-	209	217
Rental income	-	-	-	-	-	53	-	53
Other franchise revenue	-	-	12	11	-	-	12	11
Total revenues	8,767	7,921	711	911	-	53	9,478	8,885

COSTS AND EXPENSES:	-	-	-	-	-	-	-	-
General and administrative expenses	-	-	-	-	4,365	4,047	4,365	4,047
Franchise expenses	2,345	2,284	171	308	-	-	2,516	2,592
Provision (recovery) for credit losses	-	-	-	-	20	(22)	20	(22)
Depreciation and amortization expense	-	-	-	-	126	140	126	140
Total costs and expenses	2,345	2,284	171	308	4,511	4,165	7,027	6,757

OPERATING INCOME	6,422	5,637	540	603	(4,511)	(4,112)	2,451	2,128
Interest income	-	-	-	-	280	253	280	253
Other Income	-	-	-	-	17	15	17	15
Total other income	-	-	-	-	297	268	297	268

INCOME/(LOSS) BEFORE TAXES	6,422	5,637	540	603	(4,214)	(3,844)	2,748	2,396
Income tax expense	-	-	-	-	666	541	666	541
NET INCOME/(LOSS)	$6,422	$5,637	$540	$603	$(4,880)	$(4,385)	$2,082	$1,855

Index
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 29, 2025, together with our Quarterly Reports on Form 10-Q for the periods ended September 28, and December 28, 2025, may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, are set forth in our Annual Report on Form 10-K for the year ended June 29, 2025, as well as our Quarterly Report on Form 10-Q for the periods ended September 28, and December 28, 2025. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Overview

Rave Restaurant Group, Inc., through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”). We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At March 29, 2026, franchised and licensed units consisted of the following:

Three Months Ended March 29, 2026

(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales
Domestic Franchised/Licensed	97	97	97	97	97	97

International Franchised	18	1,233	-	-	18	1,233

Nine Months Ended March 29, 2026

(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales
Domestic Franchised/Licensed	97	97	97	97	97	97

International Franchised	18	4,200	-	-	18	4,200

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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended March 29, 2026 increased $0.2 million compared to the same period of the prior fiscal year. Year-to-date Adjusted EBITDA increased $0.3 million compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Net income	$800	$722	$2,082	$1,855
Interest income	(98)	(84)	(280)	(253)
Income taxes	255	228	666	541
Depreciation and amortization	42	44	126	140
EBITDA	$999	$910	$2,594	$2,283
Stock-based compensation expense	111	52	211	178
Severance	8	7	14	12
Franchisee default and closed store revenue	(9)	(16)	(28)	7
Adjusted EBITDA	$1,109	$953	$2,791	$2,480

Index
Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)		(in thousands, except unit data)

Buffet Units - Franchised	$27,914	$25,763	$81,491	$75,292
Delco/Express Units - Franchised	497	746	1,765	2,425
PIE Units - Licensed	4	4	13	18
Pizza Inn Ghost Kitchen Units - Franchised	-	2	5	5
Total Domestic Retail Sales	$28,415	$26,515	$83,274	$77,740

Pizza Inn Comparable Store Retail Sales - Total Domestic	$26,608	$26,001	$79,505	$76,233

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	82	77	80	78
Delco/Express Units - Franchised	14	20	14	23
PIE Units - Licensed	1	1	1	1
Pizza Inn Ghost Kitchen Units - Franchised	-	1	1	1
Total Domestic Units	97	99	96	103

Pizza Inn total domestic retail sales increased by $1.9 million, or 7.2%, for the three months ended March 29, 2026 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 77 to 82. Comparable store retail sales increased by $0.6 million, or 2.3%, for the three month period ended March 29, 2026 as compared to the same period of the prior fiscal year. For the three months ended March 29, 2026, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet units, supplemented by an increase in comparable domestic store retail sales.

Pizza Inn total domestic retail sales increased by $5.5 million, or 7.1%, for the nine months ended March 29, 2026 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average Buffet Units open in the period increased from 78 to 80. Comparable store retail sales increased by $3.3 million, or 4.3%, for the nine month period ended March 29, 2026 as compared to the same period of the prior fiscal year. For the nine months ended March 29, 2026, the increase in domestic retail sales were primarily the result of the increase in the average number of Buffet Units, supplemented by an increase in comparable domestic store retail sales.

The following chart summarizes Pizza Inn restaurant activity for the three and nine months ended March 29, 2026:

	Three Months Ended March 29, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Buffet Units - Franchised	82	-	1	-	82
Delco/Express Units - Franchised	14	-	-	-	14
PIE Units - Licensed	1	-	-	-	1
Pizza Inn Ghost Kitchen Units - Franchised	-	-	-	-	-
Total Domestic Units	97	-	1	-	97

International Units (all types)	19	-	-	1	18

Total Units	116	-	1	1	115

	Nine Months Ended March 29, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Buffet Units - Franchised	79	4	4	1	82
Delco/Express Units - Franchised	15	1	-	2	14
PIE Units - Licensed	1	-	-	-	1
Pizza Inn Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	96	5	4	4	97

International Units (all types)	22	2	-	6	18

Total Units	118	7	4	10	115

Index
There was a net increase of zero and one unit in the total domestic Pizza Inn unit count during the three and nine months ended March 29, 2026, respectively. There were one and four units transferred between franchisees in the total domestic Pizza Inn unit count during the three and nine months ended March 29, 2026, respectively. For the three and nine months ended March 29, 2026, the number of international Pizza Inn units decreased by one and four net units, respectively. There were zero transfers in the total international Pizza Inn unit count during the three and nine months ended March 29, 2026. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended		Nine Months Ended
	March 29, 2026	March 30, 2025	March 29, 2026	March 30, 2025
Pie Five Retail Sales - Total Units	(in thousands, except unit data)		(in thousands, except unit data)

Pie Five Units - Franchised	$2,062	$2,663	$6,710	$8,175
Pie Five Ghost Kitchen Units - Franchised	-	53	40	230
Total Domestic Retail Sales	$2,062	$2,716	$6,750	$8,405

Pie Five Comparable Store Retail Sales - Total	$2,050	$2,320	$6,691	$7,241

Pie Five Average Units Open in Period

Pie Five Units - Franchised	15	18	16	18
Pie Five Ghost Kitchen Units - Franchised	-	1	-	2
Total Domestic Units	15	19	16	20

Pie Five total domestic retail sales decreased by $0.7 million, or 24.1%, for the three months ended March 29, 2026 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 18 to 15. Comparable store retail sales decreased by $0.3 million, or 11.6%, for the three month period ended March 29, 2026 as compared to the same period of the prior fiscal year. For the three months ended March 29, 2026, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

Pie Five total domestic retail sales decreased by $1.7 million, or 19.7%, for the nine months ended March 29, 2026 when compared to the same period of the prior year. Compared to the same fiscal period of the prior year, average units open in the period decreased from 18 to 16. Comparable store retail sales decreased by $0.6 million, or 7.6%, for the nine month period ended March 29, 2026 as compared to the same period of the prior fiscal year. For the nine months ended March 29, 2026, the decrease in domestic retail sales were primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the three and nine months ended March 29, 2026:

	Three Months Ended March 29, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Pie Five Units - Franchised	16	-	-	2	14
Pie Five Ghost Kitchen Units - Franchised	-	-	-	-	-
Total Domestic Units	16	-	-	2	14

	Nine Months Ended March 29, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Pie Five Units - Franchised	16	-	-	2	14
Pie Five Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	17	-	-	3	14

There was a net decrease of two and three units in the total domestic Pie Five unit count during the three and nine months ended March 29, 2026. There were zero transfers in the total domestic Pie Five unit count during the three and nine months ended March 29, 2026. We believe that Pie Five units will decrease modestly in future periods.

Index
Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three and nine months ended March 29, 2026 and March 30, 2025 (in thousands):

Three Months Ended March 29, 2026 and March 30, 2025

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise and license revenues	$2,985	$2,661	$226	$294	$-	$-	$3,211	$2,955
Rental income	-	-	-	-	-	7	-	7
Other franchise revenue	-	-	12	4	-	-	12	4
Total revenues	2,985	2,661	238	298	-	7	3,223	2,966

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,468	1,313	1,468	1,313
Franchise expenses	686	671	61	97	-	-	747	768
Provision (recovery) for credit losses	-	-	-	-	9	(14)	9	(14)
Depreciation and amortization expense	-	-	-	-	42	44	42	44
Total costs and expenses	686	671	61	97	1,519	1,343	2,266	2,111

OPERATING INCOME:
Interest income	-	-	-	-	98	84	98	84
Other income	-	-	-	-	-	11	-	11
Total other income	-	-	-	-	98	95	98	95

INCOME/(LOSS) BEFORE TAXES	$2,299	$1,990	$177	$201	$(1,421)	$(1,241)	$1,055	$950

Index
Nine Months Ended March 29, 2026 and March 30, 2025

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise and license revenues	$8,767	$7,921	$699	$900	$-	$-	$9,466	$8,821
Rental income	-	-	-	-	-	53	-	53
Other franchise revenue	-	-	12	11	-	-	12	11
Total revenues	8,767	7,921	711	911	-	53	9,478	8,885

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	4,365	4,047	4,365	4,047
Franchise expenses	2,345	2,284	171	308	-	-	2,516	2,592
Provision (recovery) for credit losses	-	-	-	-	20	(22)	20	(22)
Depreciation and amortization expense	-	-	-	-	126	140	126	140
Total costs and expenses	2,345	2,284	171	308	4,511	4,165	7,027	6,757

OPERATING INCOME:
Interest income	-	-	-	-	280	253	280	253
Other income	-	-	-	-	17	15	17	15
Total other income	-	-	-	-	297	268	297	268

INCOME/(LOSS) BEFORE TAXES	$6,422	$5,637	$540	$603	$(4,214)	$(3,844)	$2,748	$2,396

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

Total revenues for the three month period ended March 29, 2026 and for the same period in the prior fiscal year were $3.2 million and $3.0 million, respectively.

Total revenues for the nine month period ended March 29, 2026 and for the same period in the prior fiscal year were $9.5 million and $8.9 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.3 million to $3.0 million for the three month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The 12.2% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide retail sales. Pizza Inn franchise revenues increased by $0.8 million to $8.8 million for the nine month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The 10.7% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide retail sales.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.2 million for the three month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The 20.1% decrease was driven by decreases in domestic royalties from lower system-wide retail sales mainly due to unit closures. Pie Five franchise revenues decreased by $0.2 million to $0.7 million for the nine month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The 21.9% decrease was driven by decreases in domestic royalties from lower system-wide retail sales mainly due to unit closures.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses increased by $0.2 million to $1.5 million for the three month period ended March 29, 2026 as compared to the same period of the prior fiscal year. The 11.8% increase was driven by increases in salaries, offset by decreases in legal fees. Total general and administrative expenses increased by $0.3 million to $4.4 million for the nine month period ended March 29, 2026 as compared to the same period of the prior fiscal year. The 7.9% increase was driven by increases in salaries, offset by decreases in legal fees.

Index
Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $0.7 million for the three month period ended March 29, 2026 as compared to the same period of the prior fiscal year. The 2.7% decrease was driven by decreases in salaries directly related to franchise operations, offset by increases in advertising fees. Total franchise expenses decreased by $0.1 million to $2.5 million for the nine month period ended March 29, 2026 as compared to the same period of the prior fiscal year. The 2.9% decrease was driven by decreases in salaries directly related to franchise operations, offset by increases in advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended March 29, 2026, provision for credit losses were $9 thousand compared to recoveries for credit losses of $14 thousand for the same period in the prior fiscal year. For the nine month period ended March 29, 2026, provision for credit losses were $20 thousand compared to recoveries for credit losses of $22 thousand for the same period in the prior fiscal year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2 thousand to $42 thousand for the three month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment. Depreciation and amortization expense decreased by $14 thousand to $126 thousand for the nine month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment due to less capital expenditure spend.

Interest Income

Interest income increased by $14 thousand to $98 thousand for the three month period ended March 29, 2026 as compared to the same period in the prior fiscal year and increased by $27 thousand to $280 thousand for the nine month period ended March 29, 2026 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2026	2025	2026	2025
Federal tax expense	$216	$195	$564	$459
State tax expense	39	33	102	82
Total income tax expense	$255	$228	$666	$541

For the three and nine months ended March 29, 2026, the Company recorded an income tax expense of $255 thousand and $666 thousand, respectively. For the three and nine months ended March 30, 2025, the Company recorded an income tax expense of $228 thousand and $541 thousand, respectively. The increase for the three months ended as of March 29, 2026 was driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year. The increase for the nine months ended as of March 29, 2026 was primarily driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Earnings per Share

Basic net income per share increased $0.01 per share to $0.06 per share for the three months ended March 29, 2026, compared to the comparable period in the prior fiscal year. The Company had net income of $0.8 million for the three months ended March 29, 2026 compared to net income of $0.7 million in the comparable period in the prior fiscal year, on revenues of $3.2 million for the three months ended March 29, 2026 compared to $3.0 million in the comparable period in the prior fiscal year.

Basic net income per share increased $0.02 per share to $0.15 per share for the nine months ended March 29, 2026, compared to the comparable period in the prior fiscal year. The Company had net income of $2.1 million for the nine months ended March 29, 2026 compared to net income of $1.9 million in the comparable period in the prior fiscal year, on revenues of $9.5 million for the nine months ended March 29, 2026 compared to $8.9 million in the comparable period in the prior fiscal year.

Index
Liquidity and Capital Resources

During the nine month period ended March 29, 2026, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $2.1 million for the nine month period ended March 29, 2026 compared to cash provided by operating activities of $2.2 million for the nine month period ended March 30, 2025. The primary driver of decreased operating cash flow during the nine month period ended March 29, 2026 was increased accounts receivable due to the timing of payments.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the nine month period ended March 29, 2026 was $3.8 million compared to cash used in investing activities of $3.0 million for the nine month period ended March 30, 2025. Net cash used in investing activities during the nine month period ended March 29, 2026 was primarily attributable to increased purchases of U.S. Treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for the nine month period ended March 29, 2026 compared to net cash used in financing activities of $1.4 million for the nine month period ended March 30, 2025. Net cash used by financing activities for the nine month period ended March 30, 2025 was primarily attributable to repurchases of the Company's stock.

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

Index
The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of March 29, 2026 and June 29, 2025, the Company had no uncertain tax positions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Index
Item 5. Other Information

During the three and nine months ended March 29, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

3.
Exhibits:

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3	Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-K/A filed on September 30, 2019 and incorporated herein by reference).*

10.4	Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.5	First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).*

10.6	Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended June 27, 2021 and incorporated herein by reference).

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2024 and incorporated herein by reference).*

10.9	2025 Long Term Incentive Plan of the Company (filed as Exhibit 10.9 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

10.10	Form of Stock Option Grant Agreement under the Company’s 2025 Long Term Incentive Plan (filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

10.11	Form of Restricted Stock Unit Award Agreement under the Company’s 2025 Long Term Incentive Plan (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

Dated: May 7, 2026