Form 10-K
period 2026-06-28
RAVE RESTAURANT GROUP, INC.
filed 2026-09-24
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)
☒
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 28, 2026 or

☐
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to ____.
Commission File Number 0-12919

RAVE RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Missouri	45-3189287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3551 Plano Parkway
The Colony, Texas	75056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 384-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	RAVE	The Nasdaq Stock Market LLC

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $33.5 million computed by reference to the price at which the common equity was last sold on The Nasdaq Stock Market LLC.

As of September 17, 2026, there were 14,211,566 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, to be filed pursuant to Section 14(a) of the Securities Exchange Act in connection with the registrant’s annual meeting of shareholders scheduled for December 8, 2026, have been incorporated by reference in Part III of this report.

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

PART I

ITEM 1.
BUSINESS.

General

Rave Restaurant Group, Inc., (www.raverestaurantgroup.com) through its subsidiaries (collectively, the “Company” or “we,” “us” or “our”), franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. During the quarter ended June 28, 2026, the last remaining PIE Unit closed, and we have no intentions on opening any new PIE Units in the future. We facilitate food, equipment, and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors.

As of June 28, 2026, we had 109 franchised Pizza Inn restaurants, 13 franchised Pie Five Units, and zero licensed PIE Units. The 91 domestic franchised Pizza Inn restaurants were comprised of 80 Buffet Units, four Delco Units, seven Express Units and zero Pizza Inn Ghost Kitchen Units. As of June 28, 2026, there were 18 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants were located predominantly in the southern half of the United States, with North Carolina, Texas, Arkansas and South Carolina accounting for approximately 21%, 18%, 11% and 10%, respectively, of the total number of domestic units.

Our History

The Company has offered consumers affordable, high-quality pizza since 1958, when the first Pizza Inn restaurant opened in Dallas, Texas. We awarded our first franchise in 1963 and opened our first buffet restaurant in 1969. We began franchising the Pizza Inn brand internationally in the late 1970s. In 1993, our stock began trading on The Nasdaq Stock Market LLC and presently trades under the ticker symbol “RAVE.” In June 2011, we opened the first Pie Five restaurant in Ft. Worth, Texas. In November 2012, we signed our first franchise development agreement for Pie Five.

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

Index
Buffet Units offer dine-in, carryout, and catering service and, in many cases, also offer delivery service. Buffet Units offer a variety of pizza crusts with standard toppings and special combinations of toppings in addition to pasta, salad, sandwiches, appetizers, desserts and beverages, including beer and wine in some locations, in an informal, family-oriented atmosphere. We occasionally offer other items on a limited promotional basis. Buffet Units are generally located in free standing buildings or strip center locations in retail developments near offices, shopping centers and residential areas. The current standard Buffet Units are between 1,800 and 9,600 square feet in size and seat 50 to 300 customers. The interior decor is designed to promote a casual, lively, contemporary, family-style atmosphere. Some Buffet Units feature game rooms that offer a range of electronic game entertainment for the entire family.

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

PIE Units serve customers through a non-traditional, licensed, pizza-only model called Pizza Inn Express. Like Delco Units and Express Units, the PIE Units are primarily production-oriented facilities and, therefore, do not require all of the equipment, labor or square footage of the Buffet Unit. As of June 28, 2026 there are no longer any PIE Units operating and the Company does not intend to open additional PIE Units in the foreseeable future.

Pizza Inn Ghost Kitchen Units primarily serve customers online through third-party delivery companies and are located in a Pie Five restaurant. Dine-in, carryout, or catering services are not offered. We have attempted to strategically locate Pizza Inn Ghost Kitchen Units in areas where Pie Five restaurants are presently located, but Pizza Inn is not. We currently have no Pizza Inn Ghost Kitchen Units in operation but may open a limited number of locations in the future.

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

Development and Operations

New Unit Development

We intend to expand the Pizza Inn system domestically and internationally in markets with significant long-term growth potential and where we believe we can use our competitive strengths to establish brand recognition and gain local market share. We plan to expand our Pizza Inn branded domestic restaurant base primarily through opening new franchised restaurants with new and existing franchisees. We expect to evaluate the continued development of new Pizza Inn Buffet and Delco Units in international markets in fiscal 2027.

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

We will opportunistically evaluate developing franchised Pie Five Units domestically. The rate at which we will be able to continue to expand the Pie Five concept through franchise development is determined in part by our success at selecting qualified franchisees, by our ability to identify satisfactory sites in appropriate markets, and by our ability to continue training and monitoring our franchisees. We intend to continue to focus on franchise development opportunities with experienced, well-capitalized restaurant operators. We believe that Pie Five units will decrease in future periods.

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

Our first franchised Pizza Inn restaurant outside of the United States opened in the late 1970s. As of June 28, 2026, there were 18 Pizza Inn restaurants operating internationally. Except for three restaurants in Honduras and two restaurants in New Zealand, all of the Pizza Inn restaurants operated or sub-licensed by our international master licensees are in Saudi Arabia and adjoining countries in the Middle East. Our ability to continue to develop select international markets is affected by a number of factors, including our ability to locate experienced, well-capitalized developers who can commit to an aggressive multi-restaurant development schedule and achieve maximum initial market penetration with minimal supervision by us.

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

Employees

As of June 28, 2026, we had 24 full-time employees. None of our employees are currently covered by collective bargaining agreements.

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

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. Each quarterly meeting, management presents a cybersecurity update which includes results of testing by third-party vendors and any suspected cybersecurity incidents to the entire Board of Directors. Management would report any material cybersecurity breach immediately to the full Board of Directors. The Company has a written policy for the employee reporting of any cybersecurity suspected incidents.

The Audit Committee of the Board has the primary responsibility to oversee effective governance in managing risks associated with cybersecurity threats. Our Audit Committee is composed of members with diverse expertise, including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

ITEM 2.
PROPERTIES.

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot. This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021. The Company is planning on relocating its corporate headquarters in January of 2027 within the Dallas market and is in the process of negotiating a new lease agreement.

ITEM 3.
LEGAL PROCEEDINGS.

On August 31, 2026, the Company’s Chief Executive Officer, Mr. Brandon Solano, delivered email correspondence (the “Solano Correspondence”) to the Chairman of the Company’s Audit Committee, Mr. William C. Hammett, Jr. to “formally complain about workplace harassment and discrimination by RAVE Restaurant Group’s Board of Directors, the Compensation Committee members, and Chairman Mark Schwarz.” The Solano Correspondence claimed harassment, intimidation, and threats, resulting in the Company’s failure to increase Mr. Solano’s annual base salary.

The Solano Correspondence included a request for the Company to conduct “an investigation by an outside investigator to address these concerns” (an “Independent Investigation”). Solano also claimed that he had “filed a complaint with the Civil Rights Division of the Texas Workforce Commission due to the discrimination I have endured from RAVE’s board” (the “Texas Workforce Claim”). The Company engaged the Hagan Law Group on September 1, 2026, to conduct the Investigation. As of the date of this report, we have not received any notification, written or otherwise, from the Texas Workforce Commission regarding the Texas Workforce Claim, so we are unable to assess Mr. Solano’s claims at this time on anything other than the Solano Correspondence and the advice we have received from the Hagan Law Group.

Many of the claims set forth in the Solano Correspondence relate to Mr. Solano’s assertion the Company has denied him salary increases enjoyed by other RAVE employees and Executive Team members based on his race and national origin (the “Discriminatory Compensation Claims”). In the context of the Discriminatory Compensation Claims asserted by Mr. Solano, we believe it material to provide the following facts regarding Mr. Solano’s compensation history.

Fiscal Year 2026. On October 20, 2025, the Rave Restaurant Group Compensation Committee passed a resolution to increase Mr. Solano’s salary to $370,000 per annum, with a proportional increase in his associated target bonus opportunity and restricted stock unit grants. The increased salary, bonus potential, and restricted stock grants were effective as of the first regular pay date after October 21, 2025 (the “Fiscal 2026 Compensation Increase”). Mr. Solano emailed our Chairman on August 26, 2026, with a request for a significant increase in his combined salary, bonus, and equity compensation as well as to be appointed as a member of the Company’s Board of Directors (the “Requested Compensation Increase”). Mr. Schwarz initiated a phone conversation with Mr. Solano the next day, August 27, 2026 where Mr. Schwarz indicated to Solano that his Requested Compensation Increase beginning Fiscal Year 2027 and increasing 2.5 times to $2.3 million annually for Fiscal Year 2029 could be discussed at the Board’s upcoming meeting, but that for Mr. Schwarz such a request was a “non-starter”. Four days later, the Solano Correspondence was delivered to the Company.

Fiscal Years 2020-2025. For additional context, we have provided historic compensation information regarding Mr. Solano’s summary compensation prior to the Fiscal Year 2026 Compensation Increase for the Company’s fiscal years 2020-2025, as reported in the Company’s publicly filed proxy statements on Schedule 14A:

Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Compensation
2025	$350,000	$244,195	$179,157	$6,900	$780,252
2024	350,000	317,667	175,391	-	843,058
2023	350,000	276,900	259,473	327	886,700
2022	350,000	329,163	143,750	7,000	829,913
2021	350,000	262,500	67,531	2,400	682,431
2020	230,252	90,257	-	-	320,509

Total compensation in the amount of $4.3 million beginning with the partial year worked in Fiscal Year 2020, which does not include additional compensation received during the Fiscal Year 2026 and Fiscal Year 2027 to date.

Employment Agreement.  Mr. Solano has an employment letter with the Company (the “Solano Agreement”) confirming his employment as Chief Executive Officer of the Company. The Solano Agreement provides for at-will employment at an annual base salary, subject to adjustment over time, which is currently $370,000. The Solano Agreement also provides for incentive compensation of up to $555,000 or 150% of base annual salary split equally between annual cash bonus and restricted stock units granted under the Company’s 2015 Long Term Incentive Plan, which continued under the 2025 LTIP Plan. Restricted stock units represent the right to receive shares of common stock upon satisfaction of vesting requirements and performance conditions over a period of three fiscal years. Mr. Solano is also entitled to other typical benefits generally available to senior executives of the Company. The Solano Agreement also contains a covenant not to compete which precludes Mr. Solano from engaging in any pizza restaurant business for a period of 12 months after the termination of his employment, as well as non-disclosure, non-solicitation, and other common employment covenants.

The Board takes any claim of harassment or discrimination very seriously and is reviewing the available information and will determine what actions, if any, are warranted after the Independent Investigation is completed and we have had the opportunity to review and respond to the Texas Workforce Claim.

In addition to the foregoing, the Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s annual results of operations or financial condition if decided in a manner that is unfavorable to the Company.

Index
ITEM 4.
MINE SAFETY DISCLOSURES.

Not applicable.

Index
PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is listed on The Nasdaq Stock Market LLC under the ticker symbol “RAVE”. As of September 17, 2026, there were approximately 1,883 stockholders of record of the Company's common stock. This number excludes stockholders whose stock is held in nominee or “street name” by brokers.

The Company had no sales of unregistered securities during fiscal 2026 or 2025, nor did the Company repurchase any shares of its common stock during fiscal 2026.

The Company has not paid dividends historically, and currently there is no intention to pay any dividends on our common stock, but dividends may be considered in the future.

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s stock option equity compensation plans as of June 28, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options or RSU grant date fair value	Number of securities remaining available for future issuance under equity compensation plan (1)
2015 Long Term Incentive Plan
Stock options compensation plans approved by securities holders	40,000	$1.06	-
Stock options compensation plans not approved by securities holders	-	-	-
RSU Compensation plans approved by securities holders	311,929	2.51	-
2015 Long Term Incentive Plan Total	351,929	$2.34	-

2025 Long Term Incentive Plan
Stock options compensation plans approved by securities holders	-	-	-
Stock options compensation plans not approved by securities holders	-	-	-
RSU Compensation plans approved by securities holders	202,608	2.79	1,297,392
2025 Long Term Incentive Plan Total	202,608	$2.79	1,297,392

(1)
Securities remaining available for future issuance under the 2025 Long Term Incentive Plan are net of a maximum of 202,608 shares of common stock issuable pursuant to outstanding restricted stock units, subject to applicable vesting requirements and performance criteria. See Note G to the audited consolidated financial statements included in this report.

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

A comparison of our results of operations and cash flows for fiscal year 2025 compared to fiscal year 2024 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 29, 2025, filed with the SEC on September 25, 2025, as amended on November 6, 2025.

Pursuant to Instruction 1 to Item 303(a) of Regulation S-K, the discussion of fiscal year 2024 results has been omitted from this Annual Report on Form 10-K. Such discussion may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2025, filed with the SEC on September 25, 2025, as amended on November 6, 2025.

Overview

The Company franchises pizza buffet (“Buffet Units”), delivery/carry-out (“Delco Units”), express restaurants (“Express Units”) and ghost kitchens (“Pizza Inn Ghost Kitchen Units”) under the trademark “Pizza Inn” and franchises fast casual pizza restaurants (“Pie Five Units”) and ghost kitchens (“Pie Five Ghost Kitchen Units”) under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licenses Pizza Inn Express, or PIE, kiosks (“PIE Units”) under the trademark “Pizza Inn”. We facilitate food, equipment and supply distribution to our domestic and international system of restaurants through agreements with third-party distributors. At June 28, 2026, franchised and licensed restaurants consisted of the following:

Fiscal Year Ended June 28, 2026
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales	Ending Units	System-Wide Retail Sales

Domestic Franchised/Licensed	91	$112,125	13	$8,600	104	$120,725

International Franchised	18	$5,597	-	$-	18	$5,597

The domestic units were located in 16 states predominantly situated in the southern half of the United States. The international restaurants were located in six foreign countries predominantly in the Middle East.

Results of operations for the fiscal years 2026 and 2025 both included 52 weeks.

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
•
“Comparable store retail sales” includes the retail sales for restaurants that have been open for at least 18 months as of the end of the reporting period. The sales results for a restaurant that was closed for seven consecutive days or longer are not included in the calculation.
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

Index
EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal year ended June 28, 2026, increased to $3.9 million compared to $3.6 million for the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025

Net income	$2,878	$2,702
Interest income	(391)	(354)
Income taxes	1,006	918
Depreciation and amortization	167	182
EBITDA	$3,660	$3,448
Stock-based compensation expense	298	136
Severance	14	12
Franchisee default and closed store revenue	(24)	(13)
Adjusted EBITDA	$3,948	$3,583

The following table summarizes domestic comparable store retail sales for the Company.

	52 Weeks Ended
	June 28, 2026	June 29, 2025

	(in thousands)

Pizza Inn Domestic Comparable Store Retail Sales	$107,127	$104,660
Pie Five Domestic Comparable Store Retail Sales	8,538	9,474
Total Rave Comparable Store Retail Sales	$115,665	$114,134

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	52 Weeks Ended
	June 28, 2026	June 29, 2025

Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$109,800	$105,204
Delco/Express Units - Franchised	2,305	3,209
PIE Units - Licensed	15	24
Pizza Inn Ghost Kitchen Units - Franchised	5	7
Total Domestic Retail Sales	$112,125	$108,444

Pizza Inn Comparable Store Retail Sales - Total Domestic	$107,127	$104,660

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	80	77
Delco/Express Units - Franchised	14	21
PIE Units - Licensed	1	1
Pizza Inn Ghost Kitchen Units - Franchised	-	1
Total Domestic Units	95	100

Pizza Inn total domestic retail sales increased by $3.7 million, or 3.4%, for fiscal 2026 when compared to the prior year. Compared to the prior year, average Buffet Units open in the period increased from 77 to 80. Comparable store retail sales increased by $2.5 million to $107.1 million for fiscal 2026 as compared to the prior year. For fiscal 2026, the increase in domestic retail sales was primarily the result of the increase in Buffet Units, supplemented by an increase in comparable store retail sales.

Index
The following chart summarizes Pizza Inn restaurant activity for the fiscal year ended June 28, 2026:

	Fiscal Year Ended June 28, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Buffet Units - Franchised	79	4	4	3	80
Delco/Express Units - Franchised	15	1	-	5	11
PIE Units - Licensed	1	-	-	1	-
Pizza Inn Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	96	5	4	10	91

International Units (all types)	22	3	-	7	18

Total Units	118	8	4	17	109

There was a net decrease of five units in the total domestic Pizza Inn unit count during fiscal 2026. There were four transfers in the total domestic Pizza Inn unit count during fiscal 2026. For fiscal 2026, the number of international Pizza Inn units decreased by four units. There were zero transfers in the total international Pizza Inn unit count during fiscal 2026. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	52 Weeks Ended
	June 28, 2026	June 29, 2025

Pie Five Retail Sales - Total Units	(in thousands, except unit data)

Pie Five Units - Franchised	$8,560	$11,005
Pie Five Ghost Kitchen Units - Franchised	40	274
Total Domestic Retail Sales	$8,600	$11,279

Pie Five Comparable Store Retail Sales - Total	$8,538	$9,474

Pie Five Average Units Open in Period

Pie Five Units - Franchised	15	18
Pie Five Ghost Kitchen Units - Franchised	-	2
Total Domestic Units	15	20

Pie Five total domestic retail sales decreased by $2.7 million, or 23.8%, for fiscal 2026 when compared to the prior year. Compared to the prior year, average units open in the period decreased from 20 to 15. Comparable store retail sales decreased by $0.9 million to $8.5 million for fiscal 2026 as compared to the prior year. For fiscal 2026, the decrease in domestic retail sales was primarily the result of the decrease in store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pie Five restaurant activity for the fiscal year ended June 28, 2026:

	Fiscal Year Ended June 28, 2026
	Beginning Units	Opened	Transfer	Closed	Ending Units

Pie Five Units - Franchised	16	-	-	3	13
Pie Five Ghost Kitchen Units - Franchised	1	-	-	1	-
Total Domestic Units	17	-	-	4	13

There was a net decrease of four units in the total domestic Pie Five unit count during fiscal 2026. There was a net decrease of one Pie Five Ghost Kitchen Unit during fiscal 2026. We believe that Pie Five units will decrease in future periods.

Index
Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the Fiscal Years ended June 28, 2026 and June 29, 2025 (in thousands):

	Pizza Inn Franchising		Pie Five Franchising		Corporate		Total
	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025

REVENUES:
Franchise and license revenues	$11,995	$10,790	$900	$1,184	$-	$-	$12,895	$11,974
Rental income	-	-	-	-	-	53	-	53
Other franchise revenue	-	-	15	12	-	-	15	12
Total revenues	11,995	10,790	915	1,196	-	53	12,910	12,039

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	5,898	5,234	5,898	5,234
Franchise expenses	3,091	2,997	273	400	-	-	3,364	3,397
Provision (recovery) for credit losses	-	-	-	-	7	(21)	7	(21)
Depreciation and amortization expense	-	-	-	-	167	182	167	182
Total costs and expenses	3,091	2,997	273	400	6,072	5,395	9,436	8,792

OPERATING INCOME	8,904	7,793	642	796	(6,072)	(5,342)	3,474	3,247
Interest income	-	-	-	-	391	354	391	354
Other income	-	-	-	-	19	19	19	19
Total other income	-	-	-	-	410	373	410	373

INCOME/(LOSS) BEFORE TAXES	$8,904	$7,793	$642	$796	$(5,662)	$(4,969)	$3,884	$3,620

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

Total revenues for fiscal 2026 and fiscal 2025 were $12.9 million and $12.0 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $1.2 million to $12.0 million for fiscal 2026 as compared to $10.8 million for fiscal 2025. The 11.2% increase was driven by increases in supplier and distributor incentives and domestic royalties mainly due to an increase in system-wide retail sales.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.3 million to $0.9 million for fiscal 2026 as compared to $1.2 million for fiscal 2025. The 23.6% decrease was driven by decreases in domestic royalties from lower system-wide retail sales mainly due to unit closures.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses increased by $0.7 million to $5.9 million for fiscal 2026 as compared to $5.2 million for fiscal 2025. The 12.7% increase was driven by increases in salaries, offset by decreases in legal fees.

Index
Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses remained relatively stable at $3.4 million for fiscal 2026 as compared to fiscal 2025. Pizza Inn franchise expenses increased by $0.1 million to $3.1 million for fiscal 2026 as compared to $3.0 million for fiscal 2025. The 3.1% increase was driven by increases in advertising fees, offset by decreases in salaries directly related to franchise operations. Pie Five franchise expenses decreased by $0.1 million to $0.3 million for fiscal 2026 as compared to $0.4 million for fiscal 2025. The 31.8% decrease was driven by decreases in salaries directly related to franchise operations and advertising fees.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For fiscal 2026, provision for credit losses was $7 thousand compared to recoveries for credit losses of $21 thousand for fiscal 2025. During fiscal 2025, the Company recorded a gain in provision for credit losses due to the recoveries of receivables that had been previously reserved, partially offset by losses due to write offs of receivables.

Depreciation and Amortization Expense

  Depreciation and amortization expense decreased by $15 thousand for fiscal 2026 to $167 thousand compared to $182 thousand in the prior year. The decrease was primarily the result of lower depreciation of equipment due to less capital expenditure spend.

Interest Income

  Interest income increased by $37 thousand for fiscal 2026 to $391 thousand compared to $354 thousand in the prior year. The increase was primarily driven by interest received on U.S. Treasury bills.

Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025

Federal tax expense	$880	$793
State tax expense	126	125
Total income tax expense	$1,006	$918

For the year ended June 28, 2026, the Company recorded an income tax expense of $1,006 thousand. The federal and state tax expense was $880 thousand and $126 thousand, respectively. The increase was primarily driven by increases in federal taxes, primarily due to higher taxable income and fewer discrete tax items related to restricted stock units vesting than in the prior year. The Company utilized net operating losses to offset federal taxes payable. At the end of tax year ended June 28, 2026, the Company had federal net operating loss carryforwards totaling $12 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 25, 2023 through June 29, 2025. Tax years that remain subject to examination by state authorities are the years ended June 26, 2022 through June 29, 2025.

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

Earnings per Share

Basic net income per common share increased $0.01 per share to $0.20 per share for fiscal 2026 compared to $0.19 per share in the prior fiscal year. Diluted net income per common share increased $0.01 per share to $0.20 per share for fiscal 2026 compared to $0.19 per share in the prior fiscal year. Net income increased $0.2 million to net income of $2.9 million for fiscal 2026 compared to a net income of $2.7 million for the prior fiscal year on revenues of $12.9 million for fiscal 2026 as compared to $12.0 million in fiscal 2025.

Index
Liquidity and Capital Resources

Sources and Uses of Funds

During fiscal 2026, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $3.6 million in fiscal 2026 compared to cash provided by operating activities of $3.4 million in fiscal 2025. The primary driver of increased operating cash flow during fiscal 2026 was increased revenues related to supplier and distributor incentives.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during fiscal 2026 was $5.3 million compared to cash used in investing activities of $2.0 million in fiscal 2025. Net cash used in investing activities in fiscal 2026 was primarily attributable to increased activity related to the purchase of short-term investments. The decrease in proceeds from maturities of short-term investments was primarily attributable to the timing of investment maturity, with fewer investments reaching maturity during fiscal 2026.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for fiscal 2026 compared to net cash used in financing activities of $1.4 million for fiscal 2025. Net cash used by financing activities in fiscal 2025 was primarily attributable to repurchases of the Company's stock.

Liquidity

We expect to fund continuing operations and planned capital expenditures for the next fiscal year primarily from cash on hand and operating cash flow. Based on budgeted and year-to-date cash flow information, we believe that we have sufficient liquidity to satisfy our cash requirements for the 2027 fiscal year and beyond.

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

Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements, advertising fund revenues, supplier incentive and convention contribution revenues. Franchise fees, area development and foreign master license agreement fees are amortized into revenue on a straight-line basis over the term of the related contract agreement. In event of a closed franchise or defaulted development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or default. Royalties and advertising fund revenues, which are based on a percentage of franchise retail sales, are recognized as income as retail sales occur. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped. During fiscal 2026, the Company had a concentration of revenue with a supplier, which accounted for approximately 14.0% of total revenues.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of June 28, 2026 and June 29, 2025, the Company had no uncertain tax positions.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 10, 2026, the Company engaged Bodwell Vasek Wells DeSimone LLP (“BVWD”) as the independent registered public accounting firm to audit the Company’s financial statements. During the two fiscal years ended June 29, 2025, and the subsequent interim period preceding such appointment, the Company did not consult with BVWD regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement with BVWD or a “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Company dismissed Whitley Penn LLP as the Company’s independent registered public accounting firm contemporaneously with the engagement of BVWD. Whitley Penn LLP had been the Company’s auditors since January 9, 2023. The decision to change accountants was approved by the Audit Committee of the Company’s board of directors.

Index
ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fourth quarter covered by this report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in assuring that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of June 28, 2026. The Annual Report does not include an attestation report of the registered independent accounting firm as the Company is not required to provide one as a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There were no changes during the Company’s fourth quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION.

During the fiscal year ended June 28, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

3.
Exhibits:

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

4.1	Description of Registrant's Securities. (filed as Exhibit 4.4 to Form 10-K for the fiscal year ended June 28, 2020 and incorporated herein by reference).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3
Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10 K/A for the fiscal year ended June 30, 2019 and incorporated herein by reference).*

10.4
Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).

10.5
First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).

10.6
Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended June 28, 2020 and incorporated herein by reference).

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

14.1	Code of Ethics (filed herewith).

19.1	Rave Restaurant Group, Inc. Insider Trading Policy (filed as the corresponding exhibit number with the registrant's Form 10-K filed on September 25, 2025).

21.1	List of Subsidiaries (filed as Exhibit 21.1 to Form 10-K filed September 30, 2019 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

97.1	Policy Regarding Recovery of Excessive Incentive Based Compensation (filed as Exhibit 97.1 to Form 10-K/A for the fiscal year ended June 29, 2025 and incorporated herein by reference).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

*Management contract or compensatory plan or agreement.

ITEM 16.
FORM 10-K SUMMARY.

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rave Restaurant Group, Inc.
Date: September 24, 2026	By: /s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)

By: /s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial and accounting officer)

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Position	Date
/s/ Brandon L. Solano
Brandon L. Solano
Chief Executive Officer
(principal executive officer)	September 24, 2026

/s/ Jay D. Rooney
Jay D. Rooney
Chief Financial Officer
(principal financial and accounting officer)	September 24, 2026

/s/ Mark E. Schwarz
Mark E. Schwarz
Director and Chairman of the Board	September 24, 2026

/s/ Robert B. Page
Robert B. Page
Director	September 24, 2026

/s/ William C. Hammett, Jr.
William C. Hammett, Jr.
Director	September 24, 2026

/s/ Clinton J. Coleman
Clinton J. Coleman
Director	September 24, 2026

Index
RAVE RESTAURANT GROUP, INC.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Rave Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Rave Restaurant Group, Inc. and subsidiaries (the “Company”) as of June 28, 2026, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 28, 2026, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Bodwell Vasek Wells DeSimone LLP

We have served as the Company's auditor since 2026.

Dallas, Texas
September 24, 2026

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Rave Restaurant Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rave Restaurant Group, Inc and subsidiaries (the “Company”) as of June 29, 2025, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended June 29, 2025 and June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 29, 2025, and the results of their operations and their cash flows for the years ended June 29, 2025 and June 30, 2024, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

We served as the Company’s auditor from 2023 to 2026.

Plano, Texas
September 25, 2025

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
REVENUES	$12,910	$12,039	$12,150

COSTS AND EXPENSES
General and administrative expenses	5,898	5,234	5,277
Franchise expenses	3,364	3,397	3,656
Provision (recovery) for credit losses	7	(21)	69
Depreciation and amortization expense	167	182	219
Total costs and expenses	9,436	8,792	9,221
OPERATING INCOME	3,474	3,247	2,929
Interest income	391	354	153
Other income	19	19	10
INCOME BEFORE TAXES	3,884	3,620	3,092
Income tax expense	1,006	918	619
NET INCOME	$2,878	$2,702	$2,473

INCOME PER SHARE OF COMMON STOCK
Basic	$0.20	$0.19	$0.17
Diluted	$0.20	$0.19	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,212	14,499	14,446
Diluted	14,304	14,561	14,630

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 28,	June 29,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,123	$2,859
Short-term investments	12,487	7,024
Accounts receivable, less allowance for credit losses of $30 and $31, respectively	1,446	1,171
Notes receivable, current	37	45
Assets held for sale	33	38
Deferred contract charges, current	24	21
Prepaid expenses and other current assets	613	335
Total current assets	15,763	11,493

LONG-TERM ASSETS
Property and equipment, net	101	137
Operating lease right-of-use assets, net	177	489
Intangible assets definite-lived, net	100	182
Notes receivable, net of current portion	41	75
Deferred tax asset, net	3,103	3,995
Deferred contract charges, net of current portion	251	186
Total assets	$19,536	$16,557

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$203	$207
Accrued expenses	933	855
Operating lease liabilities, current	193	370
Deferred revenues, current	364	308
Total current liabilities	1,693	1,740

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	12	206
Deferred revenues, net of current portion	501	457
Total liabilities	2,206	2,403

COMMITMENTS AND CONTINGENCIES (SEE NOTE H)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,647,171 shares, respectively; outstanding 14,211,566 and 14,211,566 shares, respectively	256	256
Additional paid-in capital	37,814	37,516
Retained earnings	10,492	7,614
Treasury stock, at cost
Shares in treasury: 11,435,605 and 11,435,605 respectively	(31,232)	(31,232)
Total shareholders' equity	17,330	14,154

Total liabilities and shareholders' equity	$19,536	$16,557

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 25, 2023	25,090	$251	$37,729	$2,439	(10,936)	$(30,028)	$10,391
Stock-based compensation expense	-	-	149	-	-	-	149
RSU vested and taxes paid on RSUs	432	4	(315)	-	-	-	(311)
Net income	-	-	-	2,473	-	-	2,473
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 30, 2024	25,522	$255	$37,563	$4,912	(10,936)	$(30,028)	$12,702
Stock-based compensation expense	-	-	136	-	-	-	136
RSU vested and taxes paid on RSUs	125	1	(183)	-	-	-	(182)
Purchase of treasury stock	-	-	-	-	(500)	(1,204)	(1,204)
Net income	-	-	-	2,702	-	-	2,702
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154
Stock-based compensation expense	-	-	298	-	-	-	298
Net income	-	-	-	2,878	-	-	2,878
Balance, June 28, 2026	25,647	$256	$37,814	$10,492	(11,436)	$(31,232)	$17,330

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	June 28,	June 29,	June 30,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,878	$2,702	$2,473
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(219)	(115)	(50)
Stock-based compensation expense	298	136	149
Depreciation and amortization	85	101	135
Amortization of operating lease right-of-use assets	313	352	410
Amortization of definite-lived intangible assets	82	81	84
Non-cash lease expense	10	24	46
Provision (recovery) for credit losses	7	(21)	69
Deferred income tax	892	761	586
Changes in operating assets and liabilities:
Accounts receivable	(282)	261	(335)
Notes receivable	42	27	(14)
Deferred contract charges	(68)	16	30
Prepaid expenses and other current assets	(278)	(168)	37
Accounts payable - trade	(4)	(152)	(143)
Accrued expenses	78	(60)	25
Operating lease liabilities	(382)	(429)	(511)
Deferred revenues	100	(121)	(146)
Cash provided by operating activities	3,552	3,395	2,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(14,464)	(14,117)	(10,115)
Maturities of short-term investments	9,220	12,153	5,220
Purchase of assets held for sale	(4)	(19)	-
Proceeds from sale of assets held for sale	9	14	3
Purchase of definite-lived intangible assets	-	(11)	(8)
Purchase of property and equipment	(49)	(56)	(76)
Cash used in investing activities	(5,288)	(2,036)	(4,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(1,204)	-
Taxes paid on issuance of restricted stock units	-	(182)	(311)
Cash used in financing activities	-	(1,386)	(311)

Net decrease in cash and cash equivalents	(1,736)	(27)	(2,442)
Cash and cash equivalents, beginning of period	2,859	2,886	5,328
Cash and cash equivalents, end of period	$1,123	$2,859	$2,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Franchise and state income taxes, net of refunds	$117	$122	$5
Federal income taxes, net of refunds	$-	$-	$-

See accompanying Notes to Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business:

Rave Restaurant Group, Inc., and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out, express restaurants and ghost kitchens domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licensed pizza kiosks under the “Pizza Inn” trademark but discontinued doing so during the fiscal year ended June 28, 2026. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third-party distributors.

As of June 28, 2026, we had 109 franchised Pizza Inn restaurants, 13 franchised Pie Five Units, and zero licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”). The 91 domestic franchised Pizza Inn restaurants were comprised of 80 pizza buffet restaurants (“Buffet Units”), four delivery/carry-out restaurants (“Delco Units”), seven express restaurants (“Express Units”), and zero ghost kitchen (“Pizza Inn Ghost Kitchen Units”). As of June 28, 2026, there were 18 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with North Carolina, Texas, Arkansas and South Carolina accounting for approximately 21%, 18%, 11% and 10%, respectively, of the total number of domestic units.

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

Short-Term Investments:

The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of June 28, 2026 and June 29, 2025, the Company held treasury bills valued at approximately $12.5 million and $7.0 million, respectively, which are included within short-term investments on the accompanying Consolidated Balance Sheets. Interest income is reflected in the accompanying Consolidated Statements of Income and Cash Flows. For the years ended June 28, 2026, June 29, 2025, and June 30, 2024, interest income recognized on the treasury bills was $373 thousand, $313 thousand, and $151 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at June 28, 2026 and June 29, 2025, was determined using level 1 observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	June 28,				June 29,
	2026				2025
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$12,487	$-	$-	$12,487	$7,024	$-	$-	$7,024
Total	$12,487	$-	$-	$12,487	$7,024	$-	$-	$7,024

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

Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Balances in accounts are insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250 thousand per institution. At June 28, 2026 and June 29, 2025, the Company had cash and cash equivalent balances in excess of FDIC insurance coverage of approximately $0.5 million and $2.3 million, respectively. We do not believe we are exposed to any significant credit risk on cash and cash equivalents.

The Company invests in U.S. Treasury bills, which are considered short-term investments. While U.S. Treasury bills are not insured by the FDIC, they are backed by the full faith and credit of the United States government. However, following the downgrade of the U.S. sovereign credit rating in 2025, the Company recognizes that the long-term fiscal outlook of the United States has weakened. Nevertheless, the Company believes the credit risk associated with these investments is minimal.

Notes receivable, which potentially subject the Company to concentrations of credit risk, consist primarily of promissory notes from franchise agreements and structured Company-financed sales of assets. At June 28, 2026, and at various times during the fiscal year then ended, the Company had concentrations of credit risk with three franchisees on notes receivables with long-term maturities. At June 29, 2025, and at various times during the fiscal year then ended, the Company had concentrations of credit risk with three franchisees on notes receivables with both short and long term maturities. As of June 28, 2026 and June 29, 2025, the financed asset sales were executed with a weighted average interest rate of 5.5% and 5.3%, respectively. Principal payments are due weekly or monthly and mature from January 1, 2027 to January 10, 2029.

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

Impairment of Long-Lived Assets and Other Lease Charges:

The Company reviews long-lived assets for impairment when events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use and eventual disposition of the assets compared to their carrying value. If impairment is indicated, the carrying value of an impaired asset is reduced to its fair value, based on discounted estimated future cash flows. For the years ended June 28, 2026, June 29, 2025, and June 30, 2024, impairment expense was zero, zero, and zero, respectively.

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For fiscal 2026, provision for credit losses was $7 thousand compared to recoveries for credit losses of $21 thousand for fiscal 2025.

Changes in the allowance for credit losses consisted of the following (in thousands):

	June 28,	June 29,
	2026	2025
Balance at beginning of year	$31	$57
Provision (recovery) for credit losses	7	(21)
Amounts written off	(8)	(5)
Ending balance	$30	$31

Notes Receivable and Allowance for Credit Losses:

Notes receivable primarily consist of promissory notes arising from franchisee agreements and structured Company-financed sales of assets. The majority of amounts and terms are evidenced by formal promissory notes and personal guarantees. All notes allow for early payment without penalty. Fixed principal payments are due monthly. Notes receivable mature at various dates through 2029 and bear interest at a weighted average rate of 5.5% and 5.3% at June 28, 2026 and June 29, 2025, respectively.

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

The allowance for credit losses for notes receivable incorporates an estimate of lifetime expected credit losses and is recorded on each note upon asset origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification. As of June 28, 2026 and June 29, 2025, there were no modifications to notes receivable.

In evaluating the notes receivable, the Company determines that the notes are pooled based on historical collections and write-offs for purposes of determining its allowance for credit losses related to notes receivable. These notes have an amortized cost of approximately $78 thousand and $120 thousand at June 28, 2026 and June 29, 2025, respectively. Historical loss information for notes receivable at the Company shows a 0% loss rate over the contractual term.

As of June 28, 2026 and June 29, 2025, the Company has not recorded any allowance for credit losses related to the notes receivable balances. Additionally, as of June 28, 2026, the Company has one note receivable with non-accrual status as the Company conditionally forgave the remaining $15 thousand balance on a note as part of a franchise renewal negotiation provided the franchise remains in good standing through the end of the note's term on June 1, 2027. As of June 29, 2025, the Company did not have any notes receivable with past due or non-accrual status. The total amount of write-offs and recoveries of notes receivable were zero for the fiscal years ended June 28, 2026 and June 29, 2025.

The expected principal collections on notes receivable for the next three years are as follows as of June 28, 2026 (in thousands):

Notes Receivable
2027	$37
2028	31
2029	10
Total	$78

Income Taxes:

Income taxes are accounted for using the asset and liability method pursuant to the authoritative guidance on ASC 740 Income Taxes. Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

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

Total revenues consist of the following (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024

Franchise royalties	$4,679	$4,620	$4,844
Supplier and distributor incentive revenues	5,728	4,940	4,833
Franchise license fees	106	153	281
Area development exclusivity fees and foreign master license fees	12	13	15
Advertising fund contributions	2,161	2,031	1,814
Supplier convention funds	209	217	217
Rental income	-	53	131
Other franchise revenue	15	12	15
Total revenues	$12,910	$12,039	$12,150

During fiscal 2026, the Company had a concentration of revenue with a supplier, which accounted for approximately 14.0% of total revenues.

Index
The following table reflects the changes in deferred franchise and development fees for the fiscal years ended on June 28, 2026 and June 29, 2025 (in thousands):

	June 28, 2026	June 29, 2025

Beginning balance	$460	$549
Additions	131	77
Amount recognized to franchise revenues	(118)	(166)
Ending balance	$473	$460

During fiscal 2026, the Company recognized approximately $209 thousand and $19 thousand in deferred convention revenue and other deferred supplier incentives, respectively. These amounts were included in deferred revenue at the beginning of the period, excluding deferred franchise and development fees presented in the table above.

The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of June 28, 2026 (in thousands):

Franchise and Development Fees Revenue Recognition

Fiscal Year
2027	$49
2028	43
2029	41
2030	32
Thereafter	308
$473

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

Contingencies:

Provisions for legal settlements are accrued when payment is considered probable and the amount of loss is reasonably estimable in accordance with the authoritative guidance on ASC 450 Contingencies. If the best estimate of cost can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, and the loss is considered probable, the minimum of the range is accrued. Legal and related professional services costs to defend litigation are expensed as incurred.

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

Fiscal Year:

The Company's fiscal year ends on the last Sunday in June. The fiscal year ended June 28, 2026 contained 52 weeks, the fiscal year ended June 29, 2025 contained 52 weeks, and the fiscal year ended June 30, 2024 contained 53 weeks.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which requires companies to provide a more granular breakdown of the components that make up their effective tax rate and additional disclosures about the nature and effect of significant reconciling items. The new guidance is effective for the Company's fiscal year beginning after December 15, 2024. The Company adopted this standard prospectively on June 30, 2025. The adoption of ASU 2023-09 did not impact the Company's results of operations, cash flows, or financial condition. See Note D - Income Taxes for the related disclosures.

Recently Issued Accounting Standards:

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

NOTE B – PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

Property and equipment consist of the following (in thousands):

	Estimated Useful Lives	June 28, 2026	June 29, 2025

Equipment, furniture and fixtures	3 - 7 years	$1,278	$1,228
Leasehold improvements	10 years or lease term, if shorter	471	472
Property and equipment, gross		1,749	1,700
Less: accumulated depreciation/amortization		(1,648)	(1,563)
Property and equipment, net		$101	$137

Depreciation and amortization expense for property and equipment was approximately $85 thousand, $101 thousand, and $135 thousand for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively.

Intangible assets consist of the following (in thousands):

		June 28, 2026			June 29, 2025
	Estimated Useful Lives	Acquisition Cost	Accumulated Amortization	Net Value	Acquisition Cost	Accumulated Amortization	Net Value

Trademarks and tradenames	10 years	$278	$(271)	$7	$278	$(265)	$13
Name change	15 years	70	(53)	17	70	(49)	21
Prototypes	5 years	359	(283)	76	359	(211)	148
Total intangible assets		$707	$(607)	$100	$707	$(525)	$182

Amortization expense for intangible assets was approximately $82 thousand, $81 thousand, and $84 thousand for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively.

Index
NOTE C - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

	June 28, 2026	June 29, 2025
Compensation	$799	$694
Professional fees	70	110
Other	64	51
Total accrued expenses	$933	$855

NOTE D - INCOME TAXES:

Income before taxes consists of the following (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Domestic	$3,884	$3,620	$3,092
Foreign	-	-	-
Income before taxes	$3,884	$3,620	$3,092

Provision for income taxes from continuing operations consists of the following (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024

Current - Federal	$-	$-	$-
Current - State	114	156	33
Deferred - Federal	880	793	530
Deferred - State	12	(31)	56
Provision for income taxes	$1,006	$918	$619

The effective income tax rate varied from the statutory rate for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024 as reflected below (in thousands):

	Fiscal Year Ended
	June 28, 2026

US federal statutory rate	$816	21.0%
State income taxes (net of federal benefit)	102	2.6
Expiration of foreign tax credits	24	0.6
Nontaxable or nondeductible items
Executive compensation	61	1.6
Other	3	0.1
Provision for income taxes	$1,006	25.9%

	Fiscal Year Ended
	June 29, 2025	June 30, 2024
Federal income based on statutory rate of 21%	$760	$649
State income taxes (net of federal benefit)	99	82
Permanent Adjustments	(31)	(128)
Return to Provision	-	16
Other	90	-
Provision for income taxes	$918	$619

There was no jurisdiction, other than Federal, to which taxes were paid that exceeded 5% of the Company's total tax expense.

The tax effects of temporary differences that give rise to the net deferred tax assets consisted of the following (in thousands):

	June 28, 2026	June 29, 2025
Allowance for credit losses	$7	$7
Deferred fees	68	55
Other reserves and accruals	445	420
Operating lease liabilities	48	135
Credit carryforwards	32	56
Net operating loss carryforwards	2,643	3,503
Total deferred tax assets	$3,243	$4,176
Right-of-use assets	(41)	(115)
Other deferred tax liabilities	(99)	(66)
Total deferred tax liabilities	$(140)	$(181)
Net deferred tax asset	$3,103	$3,995

Index
The Company utilized net operating losses to offset federal taxes. At the end of tax year June 28, 2026, the Company had federal net operating loss carryforwards totaling $12 million that are available to reduce future taxable income and will begin to expire in 2035. Under the Tax Cuts and Jobs Act, approximately $1.3 million of the loss carryforwards are limited to 80% and do not expire. Tax years that remain subject to examination by the IRS are the years ended June 25, 2023 through June 29, 2025. Tax years that remain subject to examination by state authorities are the years ended June 26, 2022 through June 29, 2025.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets. Future sources of taxable income are also considered in determining the amount of any required valuation allowance. As of June 28, 2026 and June 29, 2025, the Company determined that no valuation allowance was necessary.

There are no material uncertain tax positions. Management’s position is that all relevant requirements are met and necessary returns have been filed, and therefore the tax positions taken on the tax returns would be sustained upon examination.

NOTE E - LEASES:

The Company leases its 19,576 square foot corporate office facility with average annual lease payments of approximately $18.00 per square foot. This lease began on January 2, 2017 and has a ten-year term. The Company amended its lease agreement in June 2020 and has elected to defer one-half of the monthly base rent for the period from June 2020 through May 2021. As of June 28, 2026 and June 29, 2025, the unpaid balance of deferred base rent was approximately zero and $24 thousand, respectively which is included in accounts payable on the accompanying Consolidated Balance Sheets.

The components of total lease expense for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, where operating lease cost is included in general and administrative expense and sublease income is included in revenues in the accompanying Consolidated Statements of Income, are as follows (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Operating lease cost	$324	$377	$447
Sublease income	-	(53)	(131)
Total lease expense, net of sublease income	$324	$324	$316

Supplemental cash flow information related to operating leases is included in the table below (in thousands):

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$382	$429	$511

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025
Weighted average remaining lease term	0.8 Years	1.6 Years
Weighted average discount rate	4.4%	4.2%

Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2027	$197
Fiscal Year 2028	6
Fiscal Year 2029	6
Fiscal Year 2030	1
Total operating lease payments	$210
Less: imputed interest	(5)
Total operating lease liability	$205

Index
NOTE F - EMPLOYEE BENEFITS:

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

For the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024, total matching contributions to the tax advantaged savings plan by the Company on behalf of participating employees were approximately $32 thousand, $27 thousand, and $21 thousand, respectively.

NOTE G - STOCK-BASED COMPENSATION PLANS:

The 2025 Long Term Incentive Plan (the “2025 LTIP”) was approved by the Company’s shareholders on December 9, 2025 and became effective December 10, 2025. Officers, employees and non-employee directors of the Company are eligible to receive awards under the 2025 LTIP. A total of 1,500,000 shares of common stock are authorized for issuance under the 2025 LTIP. Awards authorized under the 2025 LTIP include incentive stock options, non-qualified stock options, restricted shares, restricted stock units and rights (either with or without accompanying options). The 2025 LTIP provides for options to be granted at market value of the stock on the date of grant and have exercise periods determined by the Compensation Committee of the board of directors. The Compensation Committee may also determine the vesting periods, performance criteria and other terms and conditions of all awards under the 2025 LTIP. The Compensation Committee has adopted resolutions under the 2025 LTIP automatically granting to each non-employee director on the first day of each fiscal year options to purchase twice the number of shares of common stock acquired during the previous fiscal year, up to a maximum of 40,000 shares. Such options are exercisable at the market value of the stock on the first day of the fiscal year, vest six months from the date of grant and expire 10 years from the date of grant. The 2015 LTIP expired by its terms on June 1, 2025.

Stock-based compensation expense is included in general and administrative expense in the accompanying Consolidated Statements of Income.

Stock Options:

A summary of stock option transactions under all of the Company’s stock option plans and information about fixed-price stock options is as follows:

	Fiscal Year Ended			Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024
	Shares	Shares	Shares	Weighted- Average Exercise Price	Weighted- Average Exercise Price	Weighted- Average Exercise Price
Outstanding at beginning of year	114,286	114,286	151,750	$4.89	$4.89	$5.19

Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited/Canceled/Expired	(74,286)	-	(37,464)	(6.94)	-	(6.12)

Outstanding at end of period	40,000	114,286	114,286	$1.06	$4.89	$4.89

Exercisable at end of period	40,000	114,286	114,286	$1.06	$4.89	$4.89

Index
The intrinsic value of options outstanding at June 28, 2026 was $94 thousand.

The following table provides information on options outstanding and options exercisable as of June 28, 2026:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 28, 2026	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 28, 2026	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	6.00	$1.06	40,000	$1.06
	40,000	6.00	$1.06	40,000	$1.06

The following table provides information on options outstanding and options exercisable as of June 29, 2025:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding at June 29, 2025	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 29, 2025	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	6.99	$1.06	40,000	$1.06
$3.31 - 3.95	50,000	0.99	3.95	50,000	3.95
$6.26 - 13.11	24,286	0.01	13.11	24,286	13.11
	114,286	2.88	$4.89	114,286	$4.89

The following table provides information on options outstanding and options exercisable as of June 30, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at June 30, 2024	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable at June 30, 2024	Weighted- Average Exercise Price

$1.00 - 1.90	40,000	7.99	$1.06	40,000	$1.06
$3.31 - 3.95	50,000	1.99	3.95	50,000	3.95
$6.26 - 13.11	24,286	1.01	13.11	24,286	13.11
	114,286	3.88	$4.89	114,286	$4.89

Stock options issued during the years ended June 28, 2026, June 29, 2025, and June 30, 2024 were zero, zero, and zero, respectively.

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

Stock compensation expense related to stock options recognized in either fiscal 2026, 2025, or 2024 was zero, zero, and zero, respectively. There were no stock options that were unvested at June 28, 2026 or June 29, 2025. There was zero unamortized stock compensation expense at June 28, 2026.

Restricted Stock Units:

Restricted stock units awarded under the 2015 LTIP and 2025 LTIP represent the right to receive shares of common stock upon the satisfaction of vesting requirements, performance criteria and other terms and conditions. During fiscal 2026 and 2025, 135,072 and 142,328 performance-based RSUs, respectively, were granted to certain employees. For the years ended June 28, 2026, June 29, 2025, and June 30, 2024, the Company had stock compensation expense of $298 thousand, $136 thousand, and $149 thousand, respectively, related to RSUs. As of June 28, 2026, there was $260 thousand, $161 thousand and $38 thousand unamortized stock compensation expense related to RSUs, which should be recognized during fiscal years 2027, 2028 and 2029, respectively.

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

A summary of the status of restricted stock units as of June 28, 2026, June 29, 2025, and June 30, 2024, and changes during the fiscal years then ended is presented below:

	Fiscal Year Ended
	June 28, 2026		June 29, 2025		June 30, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested shares at beginning of year	181,703	$2.50	269,063	$1.59	885,687	$0.93
Performance adjustment	26,250	2.55	(31,274)	2.01	(58,035)	0.95
Granted	135,072	2.79	142,328	2.49	131,460	2.55
Vested	-	-	(198,414)	0.98	(588,589)	0.90
Forfeited	-	-	-	-	(101,460)	1.39
Nonvested shares at end of year	343,025	$2.62	181,703	$2.50	269,063	$1.59

NOTE H - COMMITMENTS AND CONTINGENCIES:

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
NOTE I - EARNINGS PER SHARE:

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

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Fiscal Year Ended
	June 28, 2025	June 29, 2025	June 30, 2024
Net income available to common shareholders	$2,878	$2,702	$2,473

BASIC:
Weighted average common shares	14,212	14,499	14,446

Net income per common share	$0.20	$0.19	$0.17

DILUTED:
Weighted average common shares	14,212	14,499	14,446
Dilutive stock options and restricted stock units	92	62	184
Weighted average common shares outstanding	14,304	14,561	14,630

Net income per common share	$0.20	$0.19	$0.17

We had zero, 91,592, and 94,769 shares of common stock potentially issuable upon exercise of employee stock options for years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because they had an intrinsic value of zero. These options expire in fiscal 2032. We had 277,400, 142,328, and 105,000 restricted stock units for years ended June 28, 2026, June 29, 2025, and June 30, 2024, respectively, which were excluded from the weighted average number of shares outstanding on a diluted basis because the performance criteria had not been met and vesting was not probable.

NOTE J - SEGMENT REPORTING:

The Company has three reportable operating segments as determined by management using the “management approach” as defined by ASC 280 Segment Reporting: (1) Pizza Inn Franchising, (2) Pie Five Franchising and (3) Corporate administration and other. These segments are a result of differences in the nature of the products and services sold. Administrative costs, which include, but are not limited to, general accounting, human resources, legal and credit and collections, and franchise expenses are partially allocated to the three operating segments. The Company's chief operating decision maker (“CODM”) is the chief executive officer, who assesses segment performance primarily based on operating revenues and income before taxes to inform decisions regarding resource allocation. In addition, the CODM uses segment income to evaluate investment opportunities and strategic priorities across the Company's brands.

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

Summarized in the following tables are revenues, expenses, operating income, and income before taxes for the Company's reportable segments for the fiscal years ended June 28, 2026, June 29, 2025, and June 30, 2024 (in thousands):

Index

	Pizza Inn			Pie Five
	Franchising			Franchising			Corporate			Total
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024	June 28, 2026	June 29, 2025	June 30, 2024
REVENUES:
Franchise royalties	$4,182	$3,988	$3,913	$497	$632	$931	$-	$-	$-	$4,679	$4,620	$4,844
Supplier and distributor incentive revenues	5,501	4,660	4,454	227	280	379	-	-	-	5,728	4,940	4,833
Franchise license fees	90	89	174	16	64	107	-	-	-	106	153	281
Area development exclusivity fees and foreign master license fees	10	9	10	2	4	5	-	-	-	12	13	15
Advertising fund contributions	2,003	1,827	1,527	158	204	287	-	-	-	2,161	2,031	1,814
Supplier convention funds	209	217	217	-	-	-	-	-	-	209	217	217
Rental income	-	-	-	-	-	-	-	53	131	-	53	131
Other franchise revenue	-	-	-	15	12	15	-	-	-	15	12	15
Total revenues	11,995	10,790	10,295	915	1,196	1,724	-	53	131	12,910	12,039	12,150

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	-	-	5,898	5,234	5,277	5,898	5,234	5,277
Franchise expenses	3,091	2,997	2,985	273	400	671	-	-	-	3,364	3,397	3,656
Provision (recovery) for credit losses	-	-	-	-	-	-	7	(21)	69	7	(21)	69
Depreciation and amortization expense	-	-	-	-	-	-	167	182	219	167	182	219
Total costs and expenses	3,091	2,997	2,985	273	400	671	6,072	5,395	5,565	9,436	8,792	9,221

OPERATING INCOME	8,904	7,793	7,310	642	796	1,053	(6,072)	(5,342)	(5,434)	3,474	3,247	2,929
Interest income	-	-	-	-	-	-	391	354	153	391	354	153
Other Income	-	-	-	-	-	-	19	19	10	19	19	10
Total other income	-	-	-	-	-	-	410	373	163	410	373	163

INCOME/(LOSS) BEFORE TAXES	8,904	7,793	7,310	642	796	1,053	(5,662)	(4,969)	(5,271)	3,884	3,620	3,092
Income tax expense	-	-	-	-	-	-	1,006	918	619	1,006	918	619
NET INCOME/(LOSS)	$8,904	$7,793	$7,310	$642	$796	$1,053	$(6,668)	$(5,887)	$(5,890)	$2,878	$2,702	$2,473

The following table provides information on our foreign and domestic revenues:

	Fiscal Year Ended
	June 28, 2026	June 29, 2025	June 30, 2024
Geographic information (revenues):
United States	$12,741	$11,791	$11,940
Foreign countries	169	248	210
Consolidated revenues	$12,910	$12,039	$12,150

NOTE K - SUBSEQUENT EVENTS:

On August 31, 2026, the Company’s Chief Executive Officer, Mr. Brandon Solano, delivered email correspondence (the “Solano Correspondence”) to the Chairman of the Company’s Audit Committee, Mr. William C. Hammett, Jr. to “formally complain about workplace harassment and discrimination by RAVE Restaurant Group’s Board of Directors, the Compensation Committee members, and Chairman Mark Schwarz.” The Solano Correspondence claimed harassment, intimidation, and threats, resulting in the Company’s failure to increase Mr. Solano’s annual base salary.

The Solano Correspondence included a request for the Company to conduct “an investigation by an outside investigator to address these concerns” (an “Independent Investigation”). Solano also claimed that he had “filed a complaint with the Civil Rights Division of the Texas Workforce Commission due to the discrimination I have endured from RAVE’s board” (the “Texas Workforce Claim”). The Company engaged the Hagan Law Group on September 1, 2026, to conduct the Investigation. As of the date of this report, we have not received any notification, written or otherwise, from the Texas Workforce Commission regarding the Texas Workforce Claim, so we are unable to assess Mr. Solano’s claims at this time on anything other than the Solano Correspondence and the advice we have received from the Hagan Law Group.

Many of the claims set forth in the Solano Correspondence relate to Mr. Solano’s assertion the Company has denied him salary increases enjoyed by other RAVE employees and Executive Team members based on his race and national origin (the “Discriminatory Compensation Claims”). In the context of the Discriminatory Compensation Claims asserted by Mr. Solano, we believe it material to provide the following facts regarding Mr. Solano’s compensation history.

Fiscal Year 2026. On October 20, 2025, the Rave Restaurant Group Compensation Committee passed a resolution to increase Mr. Solano’s salary to $370,000 per annum, with a proportional increase in his associated target bonus opportunity and restricted stock unit grants. The increased salary, bonus potential, and restricted stock grants were effective as of the first regular pay date after October 21, 2025 (the “Fiscal 2026 Compensation Increase”). Mr. Solano emailed our Chairman on August 26, 2026, with a request for a significant increase in his combined salary, bonus, and equity compensation as well as to be appointed as a member of the Company’s Board of Directors (the “Requested Compensation Increase”). Mr. Schwarz initiated a phone conversation with Mr. Solano the next day, August 27, 2026 where Mr. Schwarz indicated to Solano that his Requested Compensation Increase beginning Fiscal Year 2027 and increasing 2.5 times to $2.3 million annually for Fiscal Year 2029 could be discussed at the Board’s upcoming meeting, but that for Mr. Schwarz such a request was a “non-starter”. Four days later, the Solano Correspondence was delivered to the Company.

Fiscal Years 2020-2025. For additional context, we have provided historic compensation information regarding Mr. Solano’s summary compensation prior to the Fiscal Year 2026 Compensation Increase for the Company’s fiscal years 2020-2025, as reported in the Company’s publicly filed proxy statements on Schedule 14A:

Fiscal Year	Salary	Bonus	Stock Awards	All Other Compensation	Total Compensation
2025	$350,000	$244,195	$179,157	$6,900	$780,252
2024	350,000	317,667	175,391	-	843,058
2023	350,000	276,900	259,473	327	886,700
2022	350,000	329,163	143,750	7,000	829,913
2021	350,000	262,500	67,531	2,400	682,431
2020	230,252	90,257	-	-	320,509

Total compensation in the amount of $4.3 million beginning with the partial year worked in Fiscal Year 2020, which does not include additional compensation received during the Fiscal Year 2026 and Fiscal Year 2027 to date.

Employment Agreement.  Mr. Solano has an employment letter with the Company (the “Solano Agreement”) confirming his employment as Chief Executive Officer of the Company. The Solano Agreement provides for at-will employment at an annual base salary, subject to adjustment over time, which is currently $370,000. The Solano Agreement also provides for incentive compensation of up to $555,000 or 150% of base annual salary split equally between annual cash bonus and restricted stock units granted under the Company’s 2015 Long Term Incentive Plan, which continued under the 2025 LTIP Plan. Restricted stock units represent the right to receive shares of common stock upon satisfaction of vesting requirements and performance conditions over a period of three fiscal years. Mr. Solano is also entitled to other typical benefits generally available to senior executives of the Company. The Solano Agreement also contains a covenant not to compete which precludes Mr. Solano from engaging in any pizza restaurant business for a period of 12 months after the termination of his employment, as well as non-disclosure, non-solicitation, and other common employment covenants.

The Board takes any claim of harassment or discrimination very seriously and is reviewing the available information and will determine what actions, if any, are warranted after the Independent Investigation is completed and we have had the opportunity to review and respond to the Texas Workforce Claim.

Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s annual results of operations or financial condition if decided in a manner that is unfavorable to the Company.