Form 10-Q
period 2026-09-27
RAVE RESTAURANT GROUP, INC.
filed 2026-11-09
CIK 718332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2026 or
☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

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

As of October 29, 2026, 14,252,910 shares of the issuer’s common stock were outstanding.

RAVE RESTAURANT GROUP, INC.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2026	2025
REVENUES	$3,322	$3,213

COSTS AND EXPENSES
General and administrative expenses	1,418	1,378
Franchise expenses	1,106	1,037
Provision (recovery) for credit losses	(2)	4
Depreciation and amortization expense	40	42
Total costs and expenses	2,562	2,461
OPERATING INCOME	760	752
Interest income	117	91
Other income	3	8
INCOME BEFORE TAXES	880	851
Income tax expense	215	206
NET INCOME	$665	$645

INCOME PER SHARE OF COMMON STOCK
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	14,212	14,212
Diluted	14,422	14,277

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 27,	June 28,
	2026	2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,227	$1,123
Short-term investments	13,603	12,487
Accounts receivable, less allowance for credit losses of $28 and $30, respectively	1,039	1,446
Notes receivable, current	37	37
Assets held for sale	31	33
Deferred contract charges, current	25	24
Prepaid expenses and other current assets	559	613
Total current assets	16,521	15,763

LONG-TERM ASSETS
Property and equipment, net	92	101
Operating lease right-of-use assets, net	96	177
Intangible assets definite-lived, net	88	100
Notes receivable, net of current portion	36	41
Deferred tax asset, net	2,923	3,103
Deferred contract charges, net of current portion	291	251
Total assets	$20,047	$19,536

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable - trade	$184	$203
Accrued expenses	1,126	933
Operating lease liabilities, current	100	193
Deferred revenues, current	72	364
Total current liabilities	1,482	1,693

LONG-TERM LIABILITIES
Operating lease liabilities, net of current portion	11	12
Deferred revenues, net of current portion	523	501
Total liabilities	2,016	2,206

COMMITMENTS AND CONTINGENCIES (SEE NOTE C)

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value; authorized 26,000,000 shares; issued 25,647,171 and 25,647,171 shares, respectively; outstanding 14,211,566 and 14,211,566 shares, respectively	256	256
Additional paid-in capital	37,850	37,814
Retained earnings	11,157	10,492
Treasury stock, at cost
Shares in treasury: 11,435,605 and 11,435,605 respectively	(31,232)	(31,232)
Total shareholders' equity	18,031	17,330

Total liabilities and shareholders' equity	$20,047	$19,536

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 29, 2025	25,647	$256	$37,516	$7,614	(11,436)	$(31,232)	$14,154
Stock-based compensation expense	-	-	38	-	-	-	38
Net income	-	-	-	645	-	-	645
Balance, September 28, 2025	25,647	$256	$37,554	$8,259	(11,436)	$(31,232)	$14,837

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, June 28, 2026	25,647	$256	$37,814	$10,492	(11,436)	$(31,232)	$17,330
Stock-based compensation expense	-	-	36	-	-	-	36
Net income	-	-	-	665	-	-	665
Balance, September 27, 2026	25,647	$256	$37,850	$11,157	(11,436)	$(31,232)	$18,031

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Index
RAVE RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27,	September 28,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$665	$645
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of discount on short-term investment	(101)	(75)
Stock-based compensation expense	36	38
Depreciation and amortization	20	21
Amortization of operating lease right-of-use assets	81	76
Amortization of definite-lived intangible assets	20	21
Non-cash lease expense	1	5
Provision (recovery) for credit losses	(2)	4
Deferred income tax	180	175
Changes in operating assets and liabilities:
Accounts receivable	409	86
Notes receivable	5	11
Deferred contract charges	(41)	(8)
Prepaid expenses and other current assets	54	(151)
Accounts payable - trade	(19)	79
Accrued expenses	193	1
Operating lease liabilities	(95)	(96)
Deferred revenues	(270)	(224)
Cash provided by operating activities	1,136	608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(5,304)	(4,300)
Maturities of short-term investments	4,289	2,240
Purchase of assets held for sale	-	(4)
Proceeds from sale of assets held for sale	2	2
Purchase of definite-lived intangible assets	(8)	-
Purchase of property and equipment	(11)	(8)
Cash used in investing activities	(1,032)	(2,070)

Net increase (decrease) in cash and cash equivalents	104	(1,462)
Cash and cash equivalents, beginning of period	1,123	2,859
Cash and cash equivalents, end of period	$1,227	$1,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Franchise and state income taxes, net of refunds	$33	$67
Federal income taxes, net of refunds	$-	$-

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

As of September 27, 2026, we had 104 franchised Pizza Inn restaurants, 13 franchised Pie Five Units, and zero licensed Pizza Inn Express, or PIE, kiosks (“PIE Units”). The 86 domestic franchised Pizza Inn restaurants were comprised of 81 pizza buffet restaurants (“Buffet Units”), four delivery/carry-out restaurants (“Delco Units”), one express restaurant (“Express Units”), and zero ghost kitchens (“Pizza Inn Ghost Kitchen Units”). As of September 27, 2026, there were 18 international franchised Pizza Inn restaurants. Domestic Pizza Inn restaurants and kiosks were located predominantly in the southern half of the United States, with North Carolina, Texas, South Carolina and Mississippi accounting for approximately 22%, 17%, 12% and 8%, respectively, of the total number of domestic units.

The accompanying condensed consolidated financial statements of Rave Restaurant Group, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2026.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position, results of operations and cash flows for the interim periods reflected. Except as noted, all adjustments are of a normal recurring nature. Results of operations for the fiscal periods presented are not necessarily indicative of fiscal year-end results.

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

Short-Term Investments
The Company holds short-term investments in U.S. Treasury bills, classified as trading securities. Accordingly, interest income is recorded through the Condensed Consolidated Statements of Income, when earned. Management has elected to classify all U.S. Treasury bills as short-term, regardless of their maturity dates, as these are readily available to fund current operations and can be liquidated at any time at the discretion of the Company. As of September 27, 2026 and June 28, 2026, the Company held U.S. Treasury bills valued at approximately $13.6 million and $12.5 million, respectively, which are included within short-term investments on the accompanying Condensed Consolidated Balance Sheets. For the three months ended September 27, 2026 and September 28, 2025, interest income recognized on U.S. Treasury bills was $111 thousand and $86 thousand, respectively.

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

The fair value of the Company’s investments in U.S. Treasury bills at September 27, 2026 and June 28, 2026, was determined using Level 1 observable inputs.

Index
The following table summarizes the Company’s financial assets and financial liabilities measured at fair value (in thousands):

	September 27,				June 28,
	2026				2026
Fair Value Measurements	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Treasury bills	$13,603	$-	$-	$13,603	$12,487	$-	$-	$12,487
Total	$13,603	$-	$-	$13,603	$12,487	$-	$-	$12,487

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

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 27, 2026, recoveries for credit losses was $2 thousand compared to provision for credit losses of $4 thousand for the same period in the prior fiscal year.

Changes in the allowance for credit losses from continuing operations consisted of the following (in thousands):

	Three Months Ended
	September 27,	September 28,
	2026	2025
Balance at beginning of year	$30	$31
Provision (recovery) for credit losses	(2)	4
Amounts recovered (written off)	-	-
Ending balance	$28	$35

Fiscal Quarters
The three month periods ended September 27, 2026 and September 28, 2025 each contained 13 weeks.

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

Recently Adopted Accounting Guidance
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The Company adopted ASU 2025-05 prospectively on June 29, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Index
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
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

Index
Total revenues consist of the following (in thousands):

	Three Months Ended
	September 27,	September 28,
	2026	2025
Franchise royalties	$1,132	$1,170
Supplier and distributor incentive revenues	1,348	1,275
Franchise license fees	17	23
Area development exclusivity fees and foreign master license fees	3	3
Advertising fund contributions	532	533
Supplier convention funds	289	209
Other franchise revenue	1	-
Total revenues	$3,322	$3,213

The following table reflects the changes in deferred franchise and development fees for the three months ended on September 27, 2026 and September 28, 2025 (in thousands):

	September 27,	September 28,
	2026	2025
Beginning balance	$473	$460
Additions	45	13
Amount recognized to franchise revenues	(20)	(26)
Ending balance	$498	$447

During the three months ended September 27, 2026, the Company recognized approximately $289 thousand and $6 thousand in deferred convention revenue and other deferred supplier incentives, respectively. During the three months ended September 28, 2025, the Company recognized approximately $209 thousand and $4 thousand in deferred convention revenue and other deferred supplier incentives, respectively. These amounts were included in deferred revenue at the beginning of the period, excluding deferred franchise and development fees presented in the table above.

The following table illustrates franchise and development fees expected to be recognized in the future related to performance obligations that were unsatisfied or partially satisfied as of September 27, 2026 (in thousands):

Franchise and
Development Fees
Fiscal Year	Revenue Recognition
2027	$51
2028	42
2029	41
2030	32
Thereafter	332
$498

Stock-Based Compensation

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

Operating lease right-of-use assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease right-of-use asset also includes initial direct costs incurred and any lease payments made to the lessor prior to lease commencement less any lease incentives. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Lease Guarantees

The Company is not guaranteeing the financial responsibilities of any franchised store lease.

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

The components of total lease expense for the three months ended September 27, 2026 and September 28, 2025, where operating lease cost is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Income, are as follows (in thousands):

	Three Months Ended
	September 27, 2026	September 28, 2025
Operating lease cost	$82	$81
Total lease expense	$82	$81

Weighted average remaining lease term and weighted average discount rate for operating leases are as follows:

	September 27, 2026	September 28, 2025
Weighted average remaining lease term	0.7 Years	1.4 Years
Weighted average discount rate	4.6%	4.2%

Index
Remaining operating lease liabilities with enforceable contract terms that are greater than one year mature as follows (in thousands):

Operating Leases
Fiscal Year 2027	$100
Fiscal Year 2028	6
Fiscal Year 2029	6
Fiscal Year 2030	1
Total operating lease payments	$113
Less: imputed interest	(2)
Total operating lease liability	$111

Note C - Commitments and Contingencies

The Company is subject to various claims and contingencies related to employment agreements, franchise disputes, lawsuits, taxes, food product purchase contracts and other matters arising out of the normal course of business. Management believes that any such claims and actions currently pending are either covered by insurance or would not have a material adverse effect on the Company’s results of operations or financial condition if decided in a manner that is unfavorable to the Company. No accrual has been recorded for any claims or actions at September 27, 2026 or June 28, 2026.

Note D - Stock-Based Compensation

Stock Options:

For the three months ended September 27, 2026 and September 28, 2025, the Company recognized stock-based compensation expense related to stock options of zero. As of September 27, 2026, there was no unamortized stock-based compensation expense related to stock options.

The following table summarizes the number of shares of the Company’s common stock subject to outstanding stock options:

	Three Months Ended
	September 27, 2026	September 28, 2025
	Shares	Shares
Outstanding at beginning of period	40,000	114,286

Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	-	(24,286)

Outstanding at end of period	40,000	90,000

Exercisable at end of period	40,000	90,000

Restricted Stock Units:

For the three months ended September 27, 2026 and September 28, 2025, the Company had stock-based compensation expense related to RSUs of $36 thousand and $38 thousand, respectively. As of September 27, 2026, there was $364 thousand unamortized stock-based compensation expense related to RSUs.

As of September 27, 2026 the RSUs will be amortized during the next 25 months. A summary of the status of restricted stock units as of September 27, 2026 and September 28, 2025, and changes during the three months then ended is presented below:

	Three Months Ended
	September 27, 2026		September 28, 2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	343,025	$2.62	181,703	$2.50
Performance adjustment	(23,852)	2.49	-	-
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at end of period	319,173	$2.63	181,703	$2.50

Index
Note E - Earnings per Share (EPS)

The following table shows the reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended
	September 27,	September 28,
	2026	2025
Net income available to common shareholders	$665	$645

BASIC:
Weighted average common shares	14,212	14,212

Net income per common share	$0.05	$0.05

DILUTED:
Weighted average common shares	14,212	14,212
Dilutive stock options and restricted stock units	210	65
Weighted average common shares outstanding	14,422	14,277

Net income per common share	$0.05	$0.05

For the three months ended September 27, 2026, exercisable options to purchase zero shares of common stock were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 27, 2026, 135,072 RSUs were excluded from the computation of diluted EPS because performance criteria are not probable at period end.

For the three months ended September 28, 2025, exercisable options to purchase 50,000 shares of common stock at exercise price $3.95 were excluded from the computation of diluted EPS because they had an intrinsic value of zero. For the three months ended September 28, 2025, 142,328 RSUs were excluded from the computation of diluted EPS because performance criteria are not probable at period end.

Note F - Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended
	September 27,	September 28,
	2026	2025
Federal tax expense	$180	$175
State tax expense	35	31
Total income tax expense	$215	$206

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

Index
The Pizza Inn and Pie Five Franchising segments establish franchisees, licensees and territorial rights. Revenues for these segments is derived from franchise royalties, franchise fees, sale of area development and foreign master license rights and incentive payments from third-party suppliers and distributors. Assets for these segments include equipment, furniture and fixtures. Total assets by reportable business segment is not disclosed as our CODM does not review such information to evaluate business performance and allocate resources.

Corporate administration and other assets primarily include cash and short-term investments, as well as furniture and fixtures located at the corporate office and trademarks and other intangible assets. All assets are located within the United States.

Summarized in the following tables are revenues, expenses, operating income, and income before taxes for the Company’s reportable segments for the three months ended September 27, 2026 and September 28, 2025 (in thousands):

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise royalties	$1,039	$1,029	$93	$141	$-	$-	$1,132	$1,170
Supplier and distributor incentive revenues	1,308	1,227	40	48	-	-	1,348	1,275
Franchise license fees	15	20	2	3	-	-	17	23
Area development exclusivity fees and foreign master license fees	3	2	-	1	-	-	3	3
Advertising fund contributions	503	488	29	45	-	-	532	533
Supplier convention funds	289	209	-	-	-	-	289	209
Other franchise revenue	-	-	1	-	-	-	1	-
Total revenues	3,157	2,975	165	238	-	-	3,322	3,213

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,418	1,378	1,418	1,378
Franchise expenses	1,045	977	61	60	-	-	1,106	1,037
Provision (recovery) for credit losses	-	-	-	-	(2)	4	(2)	4
Depreciation and amortization expense	-	-	-	-	40	42	40	42
Total costs and expenses	1,045	977	61	60	1,456	1,424	2,562	2,461

OPERATING INCOME	2,112	1,998	104	178	(1,456)	(1,424)	760	752
Interest income	-	-	-	-	117	91	117	91
Other income	-	-	-	-	3	8	3	8
Total other income	-	-	-	-	120	99	120	99

INCOME/(LOSS) BEFORE TAXES	2,112	1,998	104	178	(1,336)	(1,325)	880	851
Income tax expense	-	-	-	-	215	206	215	206
NET INCOME/(LOSS)	$2,112	$1,998	$104	$178	$(1,551)	$(1,531)	$665	$645

Index
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended June 28, 2026 and may contain certain forward-looking statements that are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “estimate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Forward-looking statements in this report include, without limitation, statements relating to our business objectives, our customers and franchisees, our liquidity and capital resources, and the impact of our historical and potential business strategies on our business, financial condition, and operating results. Our actual results could differ materially from our expectations. Further information concerning our business, including additional factors that could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q, is set forth in our Annual Report on Form 10-K for the year ended June 28, 2026. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The forward-looking statements contained herein speak only as of the date of this Quarterly Report on Form 10-Q and, except as may be required by applicable law, we do not undertake, and specifically disclaim any obligation to, publicly update or revise such statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Overview

Rave Restaurant Group, Inc., and its subsidiaries (collectively referred to as the “Company”, or in the first person notations of  “we”, “us” and “our”) franchise pizza buffet, delivery/carry-out, express restaurants and ghost kitchens domestically and internationally under the trademark “Pizza Inn” and franchise domestic fast casual restaurants under the trademarks “Pie Five Pizza Company” or “Pie Five”. The Company also licensed pizza kiosks under the “Pizza Inn” trademark but discontinued doing so during the fiscal year ended June 28, 2026. We facilitate the procurement and distribution of food, equipment and supplies to our domestic and international system of restaurants through agreements with third-party distributors. At September 27, 2026, franchised and licensed units consisted of the following:

Three Months Ended September 27, 2026
(in thousands, except unit data)

	Pizza Inn		Pie Five		All Concepts
	Ending	System-Wide	Ending	System-Wide	Ending	System-Wide
	Units	Retail Sales	Units	Retail Sales	Units	Retail Sales
Domestic Franchised/Licensed	86	$27,256	13	$1,611	99	$28,867

International Franchised	18	$1,524	-	$-	18	$1,524

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

  “EBITDA” represents earnings before interest, taxes, depreciation and amortization.
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

EBITDA and Adjusted EBITDA

Adjusted EBITDA for the fiscal quarter ended September 27, 2026 increased $4 thousand compared to the same period of the prior fiscal year. The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods shown (in thousands):

RAVE RESTAURANT GROUP, INC.
ADJUSTED EBITDA
(In thousands)

	Three Months Ended
	September 27,	September 28,
	2026	2025
Net income	$665	$645
Interest income	(117)	(91)
Income taxes	215	206
Depreciation and amortization	40	42
EBITDA	803	802
Stock-based compensation expense	36	38
Franchisee default and closed store revenue	(5)	(10)
Adjusted EBITDA	$834	$830

Pizza Inn Brand Summary

The following tables summarize certain key indicators for the Pizza Inn franchised and licensed domestic units that management believes are useful in evaluating performance:

	Three Months Ended
	September 27,	September 28,
	2026	2025
Pizza Inn Retail Sales - Total Domestic Units	(in thousands, except unit data)

Buffet Units - Franchised	$26,906	$27,297
Delco/Express Units - Franchised	350	646
PIE Units - Licensed	-	4
Pizza Inn Ghost Kitchen Units - Franchised	-	3
Total Domestic Retail Sales	$27,256	$27,950

Pizza Inn Comparable Store Retail Sales - Total Domestic	$25,912	$27,036

Pizza Inn Average Units Open in Period

Buffet Units - Franchised	81	79
Delco/Express Units - Franchised	5	15
PIE Units - Licensed	-	1
Pizza Inn Ghost Kitchen Units - Franchised	-	1
Total Domestic Units	86	96

Index
Pizza Inn total domestic retail sales decreased by $0.7 million, or 2.5%, for the three months ended September 27, 2026 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average Buffet Units open in the period increased from 79 to 81. Comparable store retail sales decreased by $1.1 million, or 4.2%, for the three month period ended September 27, 2026 as compared to the same period of the prior fiscal year. For the three months ended September 27, 2026, the decrease in domestic retail sales was primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

The following chart summarizes Pizza Inn restaurant activity for the three months ended September 27, 2026:

	Three Months Ended September 27, 2026
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Buffet Units - Franchised	80	1	1	-	81
Delco/Express Units - Franchised	11	-	-	6	5
Total Domestic Units	91	1	1	6	86

International Units (all types)	18	1	-	1	18

Total Units	109	2	1	7	104

There was a net decrease of five units in the total domestic Pizza Inn unit count during the three months ended September 27, 2026. There was one unit transferred between franchisees in the total domestic Pizza Inn unit count during the three months ended September 27, 2026. For the three months ended September 27, 2026, the number of international Pizza Inn units remained stable. There were zero transfers in the total international Pizza Inn unit count during the three months ended September 27, 2026. The Company believes the number of both domestic and international Pizza Inn units will increase modestly in future periods.

Pie Five Brand Summary

The following tables summarize certain key indicators for the Pie Five franchised restaurants that management believes are useful in evaluating performance:

	Three Months Ended
	September 27,	September 28,
	2026	2025
Pie Five Retail Sales - Total Units	(in thousands, except unit data)

Pie Five Units - Franchised	$1,611	$2,389
Pie Five Ghost Kitchen Units - Franchised	-	31
Total Domestic Retail Sales	$1,611	$2,420

Pie Five Comparable Store Retail Sales - Total	$1,609	$1,967

Pie Five Average Units Open in Period

Pie Five Units - Franchised	13	16
Pie Five Ghost Kitchen Units - Franchised	-	1
Total Domestic Units	13	17

Pie Five total domestic retail sales decreased by $0.8 million, or 33.4%, for the three months ended September 27, 2026 when compared to the same period of the prior year. Compared to the same fiscal quarter of the prior year, average units open in the period decreased from 17 to 13. Comparable store retail sales decreased by $0.4 million, or 18.2%, for the three month period ended September 27, 2026 as compared to the same period of the prior fiscal year. For the three months ended September 27, 2026, the decrease in domestic retail sales was primarily the result of the decrease in average store count, supplemented by a decrease in comparable store retail sales.

Index
The following chart summarizes Pie Five restaurant activity for the three months ended September 27, 2026:

	Three Months Ended September 27, 2026
	Beginning				Ending
	Units	Opened	Transfer	Closed	Units

Pie Five Units - Franchised	13	-	-	-	13
Total Domestic Units	13	-	-	-	13

The total domestic Pie Five units remained stable during the three months ended September 27, 2026. There were zero transfers in the total domestic Pie Five unit count during the three months ended September 27, 2026. We believe that Pie Five units will decrease in future periods.

Financial Results

In addition to Corporate overhead support, the Company defines its operating segments as Pizza Inn Franchising and Pie Five Franchising. The following is additional business segment information for the three months ended September 27, 2026 and September 28, 2025 (in thousands):

	Pizza Inn		Pie Five
	Franchising		Franchising		Corporate		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2026	2025	2026	2025	2026	2025	2026	2025
REVENUES:
Franchise and license revenues	$3,157	$2,975	$164	$238	$-	$-	$3,321	$3,213
Other franchise revenue	-	-	1	-	-	-	1	-
Total revenues	3,157	2,975	165	238	-	-	3,322	3,213

COSTS AND EXPENSES:
General and administrative expenses	-	-	-	-	1,418	1,378	1,418	1,378
Franchise expenses	1,045	977	61	60	-	-	1,106	1,037
Provision (recovery) for credit losses	-	-	-	-	(2)	4	(2)	4
Depreciation and amortization expense	-	-	-	-	40	42	40	42
Total costs and expenses	1,045	977	61	60	1,456	1,424	2,562	2,461

OPERATING INCOME	2,112	1,998	104	178	(1,456)	(1,424)	760	752
Interest income	-	-	-	-	117	91	117	91
Other income	-	-	-	-	3	8	3	8
Total other income	-	-	-	-	120	99	120	99

INCOME/(LOSS) BEFORE TAXES	$2,112	$1,998	$104	$178	$(1,336)	$(1,325)	$880	$851

Index
Revenues:

Revenues are derived from franchise royalties, supplier and distributor incentive revenues, franchise license fees, area development exclusivity fees and foreign master license fees, advertising fund contributions, supplier convention funds, and other income. The volume of supplier and distributor incentive revenues is dependent on the level of total retail sales, which are impacted by changes in comparable store sales and restaurant count, as well as the products sold to franchisees through third-party food distributors.

Total revenues for the three month period ended September 27, 2026 and for the same period in the prior fiscal year were $3.3 million and $3.2 million, respectively.

Pizza Inn Franchise and License

Pizza Inn franchise revenues increased by $0.2 million to $3.2 million for the three month period ended September 27, 2026 as compared to the same period in the prior fiscal year. The 6.1% increase was driven by increases in supplier and distributor incentives.

Pie Five Franchise and License

Pie Five franchise revenues decreased by $0.1 million to $0.2 million for the three month period ended September 27, 2026 as compared to the same period in the prior fiscal year. The 31.1% decrease was driven by decreases in domestic royalties from lower system-wide retail sales.

Costs and Expenses:

General and Administrative Expenses

Total general and administrative expenses remained relatively stable at $1.4 million for the three month period ended September 27, 2026 as compared to the same period of the prior fiscal year. The 2.9% increase was driven by increases in legal fees, offset by decreases in accounting and tax-related professional services.

Franchise Expenses

Franchise expenses include general and administrative expenses directly related to the sale and continuing service of domestic and international franchises. Total franchise expenses increased by $0.1 million to $1.1 million for the three month period ended September 27, 2026 as compared to the same period of the prior fiscal year. The 6.7% increase was driven by increases in salaries directly related to franchise operations.

Provision (Recovery) for Credit Losses

The Company monitors franchisee receivable balances and adjusts credit terms when necessary to minimize the Company’s exposure to high-risk accounts receivable. For the three month period ended September 27, 2026, recoveries for credit losses were $2 thousand compared to provision for credit losses of $4 thousand for the same period in the prior fiscal year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $2 thousand to $40 thousand for the three month period ended September 27, 2026 as compared to the same period in the prior fiscal year. The decrease was primarily the result of lower depreciation of equipment due to less capital expenditure spend.

Interest Income

Interest income increased by $26 thousand to $117 thousand for the three month period ended September 27, 2026 as compared to the same period in the prior fiscal year. The increase was primarily driven by interest received on U.S. Treasury bills.

Index
Provision for Income Taxes

Total income tax expense consists of the following (in thousands):

	Three Months Ended
	September 27,	September 28,
	2026	2025
Federal tax expense	$180	$175
State tax expense	35	31
Total income tax expense	$215	$206

For the three months ended September 27, 2026 and September 28, 2025, the Company recorded an income tax expense of $215 thousand and $206 thousand, respectively. The increase was driven by increases in federal taxes, primarily due to higher taxable income.

The Company continually reviews the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of deferred tax assets.

Earnings per Share

Basic net income per share remained stable at $0.05 per share for the three months ended September 27, 2026, compared to the comparable period in the prior fiscal year. The Company had net income of $0.7 million for the three months ended September 27, 2026 compared to net income of $0.6 million in the comparable period in the prior fiscal year, on revenues of $3.3 million for the three months ended September 27, 2026 compared to $3.2 million in the comparable period in the prior fiscal year.

Liquidity and Capital Resources

During the three month period ended September 27, 2026, the Company's primary source of liquidity was proceeds from operating activities.

Cash flows from operating activities generally reflect net income adjusted for certain non-cash items including depreciation and amortization, changes in deferred taxes, stock-based compensation, and changes in working capital. Cash provided by operating activities was $1.1 million for the three month period ended September 27, 2026 compared to cash provided by operating activities of $0.6 million for the three month period ended September 28, 2025. The primary driver of increased operating cash flow during the three month period ended September 27, 2026 was decreased accounts receivable due to the timing of payments.

Cash flows from investing activities reflect purchases and maturities of short-term investments as well as net proceeds from the sale of assets and capital expenditures for the purchase of Company assets. Cash used in investing activities during the three month period ended September 27, 2026 was $1.0 million compared to cash used in investing activities of $2.1 million for the three month period ended  September 28, 2025. Net cash used in investing activities during the three month period ended September 27, 2026 was primarily attributable to increased purchases of U.S. Treasury bills.

Cash flows used in financing activities generally reflect changes in the Company's stock and debt activity during the period. Net cash used in financing activities was zero for the three month periods ended September 27, 2026 and September 28, 2025.

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

Index
Franchise revenue consists of income from license fees, royalties, area development and foreign master license agreements, advertising fund revenues, supplier incentive and convention contribution revenues. Franchise fees, area development and foreign master license agreement fees are amortized into revenue on a straight-line basis over the term of the related contract agreement. In event of a closed franchise or defaulted development agreement, the remaining balance of unamortized license fees will be recognized in entirety as of the date of the closure or default. Royalties and advertising fund revenues, which are based on a percentage of franchise retail sales, are recognized as income as retail sales occur. Supplier incentive revenues are recognized as earned, typically as the underlying commodities are shipped. During the three months ended September 27, 2026, the Company had a concentration of revenue with a supplier, which accounted for approximately 12.3% of total revenues.

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

The Company accounts for uncertain tax positions in accordance with ASC 740-10, which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. ASC 740-10 requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of September 27, 2026 and June 28, 2026, the Company had no uncertain tax positions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2026, the Company’s Chief Executive Officer, Mr. Brandon Solano, delivered email correspondence (the “Solano Correspondence”) to the Chairman of the Company’s Audit Committee, Mr. William C. Hammett, Jr., to “formally complain about workplace harassment and discrimination by RAVE Restaurant Group’s Board of Directors, the Compensation Committee members, and Chairman Mark Schwarz.” The Solano Correspondence claimed harassment, intimidation, and threats, resulting in the Company’s failure to increase Mr. Solano’s annual base salary.

Index
The Solano Correspondence included a request for the Company to conduct “an investigation by an outside investigator to address these concerns” (an “Investigation”). Mr. Solano also claimed that he had “filed a complaint with the Civil Rights Division of the Texas Workforce Commission due to the discrimination I have endured from RAVE’s board” (the “Texas Workforce Claim”).

The Board takes any claim of harassment or discrimination very seriously. The Company engaged the Hagan Law Group on September 1, 2026, to conduct an Investigation. The charges of discrimination and harassment contained in the Solano Correspondence were investigated by The Hagan Law Group, and the accusations contained therein were found to be meritless. As to the discrimination charges related to Solano’s Texas Workforce Commission proceeding, the Company has received no notice of other communications from the Texas Workforce Commission relating to these claims as of the date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 27, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Index
Item 6. Exhibits

   Exhibits:

3.1	Amended and Restated Articles of Incorporation of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

3.2	Amended and Restated Bylaws of Rave Restaurant Group, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed January 8, 2015).

10.1	2015 Long Term Incentive Plan of the Company (filed as Exhibit 10.1 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.2	Form of Stock Option Grant Agreement under the Company’s 2015 Long Term Incentive Plan (filed as Exhibit 10.2 to Form 8-K filed November 20, 2014 and incorporated herein by reference).*

10.3	Form of Restricted Stock Unit Award Agreement under the Company’s 2015 Long-Term Incentive Plan (filed as Exhibit 10.3 to Form 10-K/A filed on September 30, 2019 and incorporated herein by reference).*

10.4	Lease Agreement dated November 1, 2016, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.4 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).

10.5	First Amendment to Lease and Expansion dated July 1, 2017, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.5 to Form 10-K for the year ended June 30, 2019 and incorporated herein by reference).

10.6	Second Amendment to Lease Agreement effective June 1, 2020, between A&H Properties Partnership and Rave Restaurant Group, Inc. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended June 28, 2020 and incorporated herein by reference).

10.7	Letter agreement dated October 18, 2019, between Rave Restaurant Group, Inc. and Brandon Solano (filed as Exhibit 10.1 to Form 8-K filed October 21, 2019 and incorporated herein by reference).*

10.8	Letter agreement dated March 25, 2024, between Rave Restaurant Group, Inc. and Jay Rooney (filed as Exhibit 10.1 to Form 8-K filed March 26, 2024 and incorporated herein by reference).*

10.9	2025 Long Term Incentive Plan of the Company (filed as Exhibit 10.9 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

10.10	Form of Stock Option Grant Agreement under the Company’s 2025 Long Term Incentive Plan (filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

10.11	Form of Restricted Stock Unit Award Agreement under the Company’s 2025 Long Term Incentive Plan (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 28, 2025 and incorporated herein by reference).*

14.1	Code of Ethics (filed as Exhibit 14.1 to Form 10-K for the fiscal year ended June 28, 2026 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

104	Cover Page Interactive Data File (formatted as Inline XBRL).

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

Dated: November 9, 2026